Form 10-Q
period 2000-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2000-08-15
CIK 1100962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from               to                   .

                         Commission file number: 39040

                               ----------------

                       ENDO PHARMACEUTICALS HOLDINGS INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                               13-4022871
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)

                        223 Wilmington-West Chester Pike
                        Chadds Ford, Pennsylvania 19317
                    (Address of Principal Executive Offices)

                                 (610) 558-9800
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

   The aggregate number of shares of the Registrant's common stock outstanding as of August 14, 2000 was 89,138,950.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                              REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets (Unaudited)
           June 30, 2000 and December 31, 1999..........................     1

         Consolidated Statements of Operations (Unaudited)
           Three and Six Months Ended June 30, 2000 and 1999............     2

         Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2000 and 1999......................     3

         Notes to Consolidated Financial Statements (Unaudited).........     4

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     6

         Overview.......................................................     6

         General........................................................     6

         Three Months Ended June 30, 2000 Compared to the Three Months
         Ended June 30, 1999............................................     6

         Six Months Ended June 30, 2000 Compared to the Six Months Ended
         June 30, 1999..................................................     7

         Liquidity and Capital Resources................................     8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     9

                            PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    11

 Item 2. Changes in Securities and Use of Proceeds......................    11

 Item 3. Defaults Upon Senior Securities................................    11

 Item 4. Submission of Matters to a Vote of Security Holders............    11

 Item 5. Other Information..............................................    11

 Item 6. Exhibits and Reports on Form 8-K...............................    11

                                     PART I

                             FINANCIAL INFORMATION
Item 1. Financial Statements

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands except share data)

                                                         June 30,  December 31,
                                                           2000        1999
                                                         --------  ------------
                         ASSETS
                         ------

CURRENT ASSETS:
  Cash and cash equivalents............................. $ 29,858    $ 22,028
  Accounts receivable, net..............................   43,789      62,254
  Inventories...........................................   32,343      21,269
  Prepaid expenses......................................    2,648       3,356
  Deferred income taxes.................................   13,473       9,520
                                                         --------    --------
    Total current assets................................  122,111     118,427
                                                         --------    --------

PROPERTY AND EQUIPMENT, Net.............................    5,448       5.712
GOODWILL AND OTHER INTANGIBLES, Net.....................  188,526     192,081
DEFERRED INCOME TAXES...................................   15,009       8,636
OTHER ASSETS............................................    4,608       4,580
                                                         --------    --------
TOTAL ASSETS............................................ $335,702    $329,436
                                                         ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable...................................... $ 21,776    $ 19,185
  Accrued expenses......................................   31,732      33,641
  Income taxes payable..................................                   75
  Current portion of long-term debt.....................   14,567      15,985
                                                         --------    --------
    Total current liabilities...........................   68,075      68,886
                                                         --------    --------

LONG-TERM DEBT, Less current portion....................  168,469     175,218
OTHER LIABILITIES.......................................   16,768       6,745

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 40,000,000 shares
   authorized; none issued
  Common Stock, $.01 par value; 175,000,000 shares
   authorized; and 71,328,424 and 71,323,644 issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively.........................................      713         713
  Additional paid-in capital............................  130,496     109,707
  Accumulated deficit...................................  (48,819)    (31,833)
                                                         --------    --------
    Total Stockholders' Equity..........................   82,390      78,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............. $335,702    $329,436
                                                         ========    ========

                 See Notes to Consolidated Financial Statements

                       ENDO PHARMACEUTICALS HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands except share and per share data)

                              Three Months Ended June   Six Months Ended June
                                        30,                      30,
                              -----------------------  ------------------------
                                 2000        1999         2000         1999
                              ----------- -----------  -----------  -----------
NET SALES...................  $    41,934 $    26,125  $    68,934  $    54,686
COST OF SALES...............       16,271      12,686       28,333       26,126
                              ----------- -----------  -----------  -----------
GROSS PROFIT................       25,663      13,439       40,601       28,560
                              ----------- -----------  -----------  -----------
COSTS AND EXPENSES:
  Selling, general and
   administrative...........       14,065      10,198       26,138       19,861
  Research and development..        4,668       2,057        7,696        4,040
  Depreciation and
   amortization.............        2,175       2,082        4,326        3,961
  Separation benefits.......                                22,034
                              ----------- -----------  -----------  -----------
OPERATING INCOME (LOSS).....        4,755        (898)     (19,593)         698
                              ----------- -----------  -----------  -----------
INTEREST EXPENSE, Net.......        3,781       3,414        7,718        6,776
                              ----------- -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME
 TAX (BENEFIT)..............          974      (4,312)     (27,311)      (6,078)
                              ----------- -----------  -----------  -----------
INCOME TAX (BENEFIT)........          366      (1,674)     (10,325)      (2,361)
                              ----------- -----------  -----------  -----------
NET INCOME (LOSS)...........  $       608 $    (2,638) $   (16,986) $    (3,717)
                              =========== ===========  ===========  ===========
NET INCOME (LOSS) PER SHARE:
  Basic and Diluted.........  $       .01 $      (.04) $      (.24) $      (.05)
  Weighted average shares
   (Basic and Diluted)......   71,328,424  71,333,979   71,326,680   71,335,335


                See Notes to Consolidated Financial Statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
OPERATING ACTIVITIES
  Net Loss.................................................. $(16,986) $(3,717)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization...........................    4,326    3,961
    Amortization of deferring financing costs...............      600      583
    Accretion of promissory notes...........................    1,506      764
    Deferred income taxes...................................  (10,401)  (2,362)
    Compensation related to stock options...................   20,782
  Changes in assets and liabilities which provided (used)
   cash:
    Accounts receivable.....................................   18,465     (845)
    Inventories.............................................  (11,074)  (2,864)
    Other assets............................................       81      958
    Accounts payable........................................    2,591    2,041
    Accrued expenses........................................   (1,909)   3,806
    Other liabilities.......................................   10,023    9,301
                                                             --------  -------
      Net cash provided by operating activities.............   18,004   11,626
                                                             --------  -------

INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (507)  (1,545)
  Acquisition of Licensing Rights...........................            (5,950)
                                                             --------  -------
      Net cash used in investing activities.................     (507)  (7,495)
                                                             --------  -------

FINANCING ACTIVITIES:
  Repayments of long-term debt..............................   (9,674)
  Repurchase of Class A Common Stock........................               (13)
  Issuance of Class A Common Stock..........................        7
                                                             --------  -------
      Net cash used in financing activities.................   (9,667)     (13)
                                                             --------  -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................    7,830    4,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   22,028   17,367
                                                             --------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................... $ 29,858  $21,485
                                                             ========  =======

SUPPLEMENTAL INFORMATION:
  Interest Paid............................................. $  6,576  $ 5,893
  Income Taxes Paid......................................... $     75

                See Notes to Consolidated Financial Statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

1.  CONSOLIDATED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. ("Endo" or the "Company") and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as promulgated by APB Opinion No. 28 and Rule
10.01 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 contained in the Company's effective registration statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.

2.  MERGER AGREEMENT

   On November 29, 1999, the Company and Algos Pharmaceutical Corporation ("Algos") announced that they had entered into a definitive merger agreement providing for the merger (the "Merger") of Algos into Endo Inc., a newly formed, wholly owned subsidiary of the Company. The Merger, which was completed on July 17, 2000, will be accounted for by the Company using the purchase method of accounting. The assets acquired and liabilities assumed of Algos will be recorded at their fair values upon completion of an independent appraisal. The assets acquired and liabilities assumed, results of operations and cash flows of Algos will be included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000.

3.  RECAPITALIZATION

   In connection with the Merger, the Company effected a recapitalization of its common stock, par value $.01 per share ("Common Stock"), Class A common stock, par value $.01 per share ("Class A Comon Stock") and preferred stock (the "Recapitalization"). The Recapitalization was effected on July 17, 2000 through a stock dividend of approximately 64.59 shares of Common Stock for each share of Common Stock and Class A Common Stock outstanding immediately prior to the Merger. Immediately prior to the Merger, the Company amended and restated its certificate of incorporation to effect the Recapitalization and to eliminate its Class A Common Stock. The effect of the Recapitalization has been reflected in the accompanying financial statements.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined what effect, if any, this statement will have on the Company.

5.  COMMITMENTS AND CONTINGENCIES

   The Company has entered into employment agreements with certain members of management.

   The Company is subject to various claims arising out of the normal course of business with respect to commercial matters, including product liabilities, governmental regulation and other actions. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

   Kelso & Company provides ongoing financial advisory services to the Company for an annual fee of $347,000 plus the reimbursement of expenses. In connection with the Merger which was completed on July 17, 2000, the Company terminated this agreement to pay an annual fee to Kelso by making a one-time payment to Kelso of $1.5 million.

6.  SEPARATION BENEFITS

   During the period ended March 31, 2000 and immediately thereafter, the Company entered into separation and release agreements with two executives. The agreements were accounted for during the period ended March 31, 2000 as all material terms and conditions were known as of March 31, 2000. Severance and other termination benefits provided by the agreements amounting to $1,252,000 were accrued as of March 31, 2000.

   The separation and release agreements provided that certain options granted to the two executives under existing option plans became fully vested on the effective dates of the agreements. The agreements also provided that other options previously granted to the executives would terminate. The agreements further provided terms and conditions for the exercise of the vested options. Cost related to stock options resulting from the agreements resulted in a charge of $20,782,000 during the period ended March 31, 2000.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties.

 Overview

   The Company, through its wholly owned subsidiary, Endo Pharmaceuticals Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 69%, 68% and 72% of net sales for the year ended December 31, 1998, the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. Percocet(R) comprised approximately 41%, 37% and 45% of the Company's net sales in the years ended December 31, 1998 and 1999, and the six months ended June 30, 2000, respectively. On August 26, 1997, an affiliate of Kelso & Company and certain existing management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals. The Company was formed as a holding company and incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 233 Wilmington-West Chester Pike, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

   On July 17, 2000, the Company completed the Merger with Algos. The assets acquired and liabilities assumed, results of operations and cash flows of Algos will be included in the Company's financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations prospectively for reporting periods beginning July 17, 2000.

   The Company's quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of the Company's customers, market acceptance of the Company's products and the impact of competitive products and pricing.

Results of Operations

 General

   Goodwill and other intangibles represent a significant portion of the assets and stockholders' equity of the Company. As of June 30, 2000, goodwill and other intangibles comprise approximately 56% of total assets and 229% of stockholders' equity. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as in the event of a significant adverse change in business conditions or a significant change in the intended use of an asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. As a result of the significance of goodwill and other intangibles, amortization of goodwill and other intangibles will significantly impact the results of operations of the Company. In addition, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill and other intangible assets occur.

 Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
 1999

   Net sales for the three months ended June 30, 2000 increased by 61% to $41.9 million from $26.1 million in the comparable 1999 period. This increase in net sales was primarily due to the increase in net sales from several recently launched new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain.

   Gross profit for the three months ended June 30, 2000 increased by 92% to $25.7 million from $13.4 million in the comparable 1999 period. Gross profit margins increased to 61% from 51% due to the Company's continued focus since the asset purchase transaction in August 1997 on a more favorable mix of higher margin products both through product launches as discussed above, as well as the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the fixed cost nature of the Company's most significant contract manufacturing relationship with DuPont Pharmaceuticals. If the Company achieves its forecast for revenue and product mix, it expects the increase in gross profits to continue.

   Selling, general and administrative expenses for the three months ended June 30, 2000 increased by 38% to $14.1 million from $10.2 million in the comparable 1999 period. This increase was due to a $2.7 million increase in sales and promotional efforts in 2000 over the comparable 1999 period to support the recent launch of Lidoderm(R) and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In February 1999, the Company deployed a dedicated contract field force of approximately 300 sales representatives to promote these new products. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

   Research and development expenses for the three months ended June 30, 2000 increased by 124% to $4.7 million from $2.1 million in the comparable 1999 period. This increase was due to the Company's increased spending on products under development that are focused in pain management.

   Depreciation and amortization for the three months ended June 30, 2000 increased by 5% to $2.2 million from $2.1 million in the comparable 1999 period. This increase was due to a $.1 million increase in depreciation expense resulting from capital expenditure spending subsequent to the August 26, 1997 acquisition.

   Interest expense, net for the three months ended June 30, 2000 increased by 12% to $3.8 million from $3.4 million in the comparable 1999 period. The increase was due to an increase in interest expense of $.4 million due to an increase in long-term debt outstanding and an increase in interest expense of $.2 million due to an increase in interest rates. These increases are offset by an increase in interest income of $.2 million due to an increase in the average cash balance for the three months ended June 30, 2000 compared to three months ended June 30, 1999.

   Income tax for the three months ended June 30, 2000 increased to $.4 million from a benefit of $1.7 million in the comparable 1999 period due to the increase in the income before income tax (benefit).

 Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

   Net sales for the six months ended June 30, 2000 increased by 26% to $68.9 million from $54.7 million in the comparable 1999 period. This increase in net sales was primarily due to the increase in net sales from several recently launched new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain.

   Gross profit for the six months ended June 30, 2000 increased by 42% to $40.6 million from $28.6 million in the comparable 1999 period. Gross profit margins increased to 59% from 52% due to the Company's continued focus since the asset purchase transaction in August 1997 on a more favorable mix of higher margin products both through product launches as discussed above, as well as the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the fixed cost nature of the Company's most significant contract manufacturing relationship with DuPont Pharmaceuticals. If the Company achieves its forecast for revenue and product mix, management expects the increase in gross profits to continue.

   Selling, general and administrative expenses for the six months ended June 30, 2000 increased by 31% to $26.1 million from $19.9 million in the comparable 1999 period. This increase was due to a $3.6 million increase in sales and promotional efforts in 2000 over the comparable 1999 period to support the recent launches of Zydone(R), Lidoderm(R) and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In February 1999, the Company deployed a dedicated contract field force of approximately 300 sales representatives to promote these new products, which was an increase from the prior field force of approximately 100 sales representatives. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth and the Company recorded a provision for doubtful accounts of $.8 million for a customer who filed for bankruptcy.

   Research and development expenses for the six months ended June 30, 2000 increased by 93% to $7.7 million from $4.0 million in the comparable 1999 period. This increase was due to the Company's increased spending on products under development focused in pain management.

   Depreciation and amortization for the six months ended June 30, 2000 increased by 8% to $4.3 million from $4.0 million in the comparable 1999 period. This increase was due to a $.2 million increase in depreciation expense resulting from capital expenditure spending subsequent to the August 26, 1997 acquisition and a $.1 million increase in amortization expense from license arrangements entered into during 1998 and 1999.

   Separation benefits of $22.0 million in the six months ended June 30, 2000 resulted from a $20.8 million charge related to the acceleration of vesting of stock options held by two former executives and a $1.2 million charge from compensation and other benefits pursuant to two separation and release agreements entered into by the Company. The stock compensation charge reflects the estimated difference in the fair value and the exercise price of such options on the effective date of the separation and release agreements.

   Interest expense, net for the six months ended June 30, 2000 increased by 13% to $7.7 million from $6.8 million in the comparable 1999 period. The increase was due to an increase in interest expense of $.8 million due to an increase in long-term debt outstanding and an increase in interest expense of $.6 million due to an increase in interest rates. These increases are offset by an increase in interest income of $.5 million due to an increase in the average cash balance for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   Income tax benefit for the six months ended June 30, 2000 increased to $10.3 million from $2.4 million in the comparable 1999 period due to the increase in the loss before income tax benefit.

 Liquidity and Capital Resources

   Net cash provided by operating activities increased to $18.0 million for the six months ended June 30, 2000 from $11.6 million for the six months ended June 30, 1999. This increase was substantially due to a higher amount of cash provided by the increase in accounts receivable due to the growth in net sales versus the comparable period in 1999. This increase was offset by the utilization of cash for the build-up in inventories to support the recent launches of Lidoderm(R), Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 as well as the utilization of cash for other working capital purposes.

   Net cash utilized in investing activities decreased to $.5 million for the six months ended June 30, 2000 from $ 7.5 million for the six months ended June 30, 1999 due to a $6.0 million payment for the license of Lidoderm(R) in 1999 and a $1.0 million decrease in capital expenditures due to the completion of an enterprise software system implementation during 1999.

   Net cash utilized in financing activities increased by $9.7 million due to repayments made on the Company's credit facility.

   The Company's cash and cash equivalents totaled $29.9 million at June 30, 2000. The Company believes that its (a) cash and cash equivalents, (b) cash flow from operations and (c) existing credit facility, which has an available unused line of credit of $25 million, will be sufficient to meet its normal operating, investing and financing requirements in the foreseeable future. In the event that the Company makes any significant acquisitions or other strategic investments, it may be required to raise additional funds, through the issuance of additional debt or equity securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   The Company's primary market risk exposure is to changes in interest rates (LIBOR) on its variable rate borrowings. The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose it to significant market risk. The Company monitors interest rates and enters into interest rate agreements as considered appropriate. To manage a portion of its exposure to fluctuations in interest rates, the Company has entered into an interest rate cap agreement with a notional amount of $82.5 million that sets a maximum LIBOR rate of 8% that it will pay on the related notional amount. This interest rate cap agreement expires on August 27, 2000. Effective August 27, 2000, the Company has entered into a new interest rate cap agreement with a notional amount of $70.0 million that sets a maximum LIBOR rate of 8% that the Company will pay on the related notional amount through August 27, 2003.

Forward Looking Statements

   This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include, the words "believes," "anticipates," "plans," "expects" or similar expressions and statements. Endo's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Endo's current perspective on existing trends and information. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially from those expressed or implied by these forward-looking statements. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Several important factors, in addition to the specific factors discussed in connection with these forward-looking statements individually, could affect the future results of the Endo and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Important factors that may affect future results include, but are not limited to: market acceptance of the Company's products and the impact of competitive products and pricing; dependence on sole source suppliers; the success of the Company's product development activities and the timeliness with which regulatory authorizations and product launches may be achieved; successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions; the availability on commercially reasonable terms of raw materials and other third party manufactured products; exposure to product liability and other lawsuits and contingencies; the ability to timely and cost effectively integrate acquisitions; uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing and reimbursement policies of government and private health insurers and others; and other risks and uncertainties detailed in Endo's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. Readers should evaluate any statement in light of these important factors.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits:

     Exhibit No.                              Title
     -----------                              -----
         2.1     Amended and Restated Agreement and Plan of Merger, dated as of
                 March 3, 2000 (the "Merger Agreement"), by and among Endo
                 Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos
                 Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form
                 S-4 of the Registrant (Registration No. 333-39040) (the
                 "Registration Statement"), filed with the Securities and
                 Exchange Commission (the "Commission") on June 9, 2000)

         2.2     Amendment, dated as of April 17, 2000, to the Merger
                 Agreement, by and between Endo, Endo Inc. and Algos
                 (incorporated herein by reference to Exhibit 2.2 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

         2.3 Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. ("Endo Pharmaceuticals") and
                 The DuPont Merck Pharmaceutical Company ("DuPont Merck
                 Pharmaceutical") (incorporated herein by reference to Exhibit
                 2.3 of the Registration Statement filed with the Commission on June 9, 2000)

         3.1     Amended and Restated Certificate of Incorporation of Endo

         3.2     Amended and Restated By-laws of Endo

         4.1 Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC ("Endo
                 LLC"), Kelso Investment Associates V, L.P. ("KIA V"), Kelso
                 Equity Partners V, L.P. ("KEP V") and the Management
                 Stockholders (as defined therein)

         4.2 Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein)

         4.3     Form of Stock Certificate of Endo Common Stock

         4.4 Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC

     Exhibit No.                              Title
     -----------                              -----
         9       Form of Voting Agreement, by and among Endo, Endo Inc. and each of Karen B. Lyle, John W. Lyle, Michael Hyatt, Roger H.
                 Kimmel, Hyatt Family Trust, Trust Under the Will of Inez L.
                 Kimmel, Todd Kimmel Trust, Melissa Kimmel Trust, Anita Hyatt
                 Family Trust, Donald Drapkin, Donald G. Drapkin, James R.
                 Ledley, Frank S. Caruso, Frank S. Caruso Irrevocable Trust and
                 Patricia Caruso (incorporated herein by reference to Exhibit 9 of the Registration Statement filed with the Commission on
                 June 9, 2000)

        10.1 Endo Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York

        10.2 Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York

        10.3 Form of Series A Warrant to Purchase Shares of Common Stock and Warrants of Endo (incorporated herein by reference to Exhibit 10.3 of the Registration Statement filed with the Commission on June 9, 2000)

        10.4 Letter Agreement, dated as of November 26, 1999, by and among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)

        10.5     Tax Sharing Agreement, dated as of July 17, 2000, by and among
                 Endo, Endo Inc. and Endo LLC

        10.6 Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC

        10.7     Credit Agreement, dated as of August 26, 1997, by and between
                 Endo Pharmaceuticals and The Chase Manhattan Bank
                 (incorporated herein by reference to Exhibit 10.7 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.8     Co-Promotion Agreement, dated as of March 1, 2000, by and
                 between Endo Pharmaceuticals and Elan Pharmaceuticals, Inc.
                 (incorporated herein by reference to Exhibit 10.8 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.9 Collaboration Agreement, dated as of November 26, 1999, by and between Endo Pharmaceuticals and Algos (incorporated herein by reference to Exhibit 10.9 of the Registration Statement filed with the Commission on June 9, 2000)

        10.10    Sole and Exclusive License Agreement, dated as of November 23,
                 1998, by and between Endo Pharmaceuticals and Hind Health
                 Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

        10.11 Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and
                 DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

        10.12    Anti-Epileptic License Agreement, dated as of October 27,
                 1997, by and among Endo Pharmaceuticals, Endo Laboratories,
                 LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

        10.13 Product Development, Manufacturing and Supply Agreement, dated as of October 29, 1999, by and between Endo Pharmaceuticals and Lavipharm Laboratories Inc. (incorporated herein by reference to Exhibit 10.13 of the Registration Statement filed with the Commission on June 9, 2000)

        10.14    Supply and Manufacturing Agreement, dated as of November 23,
                 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku
                 Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June
                 9, 2000)

     Exhibit No.                              Title
     -----------                              -----
        10.15    Supply Agreement, dated as of July 1, 1998, by and between
                 Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt")
                 (incorporated herein by reference to Exhibit 10.15 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.16    Supply Agreement for Bulk Narcotics Raw Materials, dated as of
                 July 1, 1998, by and between Endo Pharmaceuticals and
                 Mallinckrodt (incorporated herein by reference to Exhibit
                 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

        10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

        10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest
                 Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

        10.19    Agreement, dated as of February 1, 2000, by and between Endo
                 Pharmaceuticals and Livingston Healthcare Services Inc.
                 (incorporated herein by reference to Exhibit 10.19 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.20    Medical Affairs Support Services Agreement, dated as of June
                 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit
                 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

        10.22    Endo LLC Amended and Restated 1997 Employee Stock Option Plan

        10.23    Endo LLC Amended and Restated 1997 Executive Stock Option Plan

        10.24    Endo LLC 2000 Supplemental Employee Stock Option Plan

        10.25    Endo LLC 2000 Supplemental Executive Stock Option Plan

        10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle

        10.27    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and Carol A.
                 Ammon (incorporated herein by reference to Exhibit 10.27 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.28    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and Jeffrey R.
                 Black (incorporated herein by reference to Exhibit 10.28 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.29    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and David Allen
                 Harvey Lee, MD, Ph.D. (incorporated herein by reference to
                 Exhibit 10.29 of the Registration Statement filed with the Commission on June 9, 2000)

        10.30    Amended and Restated Employment Agreement, dated as April 26,
                 2000, by and between Endo Pharmaceuticals and Mariann T.
                 MacDonald (incorporated herein by reference to Exhibit 10.30 of the Registration Statement filed with the Commission on June 9, 2000)

        10.31 Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O.
                 Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.32    Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer
                 (incorporated herein by reference to Exhibit 10.32 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

     Exhibit No.                              Title
     -----------                              -----
        10.33    Office Lease, dated as of August 26, 1997, by and between Endo
                 Pharmaceuticals and Northstar Development Company
                 (incorporated herein by reference to Exhibit 10.33 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.34    Lease Agreement, dated as of May 5, 2000, by and between Endo
                 Pharmaceuticals and Painters' Crossing One Associates, L.P.
                 (incorporated herein by reference to Exhibit 10.34 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        11       Statement Regarding Computation of per Share Earnings

        27       Financial Data Schedule

   (b) Reports on Form 8-K. During the quarter for which this Report is being filed, no reports on Form 8-K have been filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Endo Pharmaceuticals Holdings Inc.
                                          (Registrant)

                                          /s/ Carol A. Ammon
                                          _____________________________________
                                          Name: Carol A. Ammon
                                          Title: President and Chief Executive
                                                 Officer

                                          /s/ Jeffrey R. Black
                                          _____________________________________
                                          Name:  Jeffrey R. Black
                                          Title: Senior Vice President and
                                                 Chief Financial Officer

Date: August 14, 2000

                                 Exhibit Index

     Exhibit No.                              Title
     -----------                              -----
         2.1     Amended and Restated Agreement and Plan of Merger, dated as of
                 March 3, 2000 (the "Merger Agreement"), by and among Endo
                 Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos
                 Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form
                 S-4 of the Registrant (Registration No. 333-39040) (the
                 "Registration Statement"), filed with the Securities and
                 Exchange Commission (the "Commission") on June 9, 2000)
         2.2     Amendment, dated as of April 17, 2000, to the Merger
                 Agreement, by and between Endo, Endo Inc. and Algos
                 (incorporated herein by reference to Exhibit 2.2 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)
         2.3     Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. ("Endo Pharmaceuticals") and
                 The DuPont Merck Pharmaceutical Company ("DuPont Merck
                 Pharmaceutical") (incorporated herein by reference to Exhibit
                 2.3 of the Registration Statement filed with the Commission on
                 June 9, 2000)
         3.1     Amended and Restated Certificate of Incorporation of Endo
         3.2     Amended and Restated By-laws of Endo
         4.1     Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC ("Endo
                 LLC"), Kelso Investment Associates V, L.P. ("KIA V"), Kelso
                 Equity Partners V, L.P. ("KEP V") and the Management
                 Stockholders (as defined therein)
         4.2     Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein)
         4.3     Form of Stock Certificate of Endo Common Stock
         4.4     Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC
          9      Form of Voting Agreement, by and among Endo, Endo Inc. and each of Karen B. Lyle, John W. Lyle, Michael Hyatt, Roger H.
                 Kimmel, Hyatt Family Trust, Trust Under the Will of Inez L.
                 Kimmel, Todd Kimmel Trust, Melissa Kimmel Trust, Anita Hyatt
                 Family Trust, Donald Drapkin, Donald G. Drapkin, James R.
                 Ledley, Frank S. Caruso, Frank S. Caruso Irrevocable Trust and
                 Patricia Caruso (incorporated herein by reference to Exhibit 9 of the Registration Statement filed with the Commission on
                 June 9, 2000)
        10.1     Endo Warrant Agreement, dated as of July 17, 2000, by and
                 between Endo and United States Trust Company of New York
        10.2     Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York
        10.3     Form of Series A Warrant to Purchase Shares of Common Stock
                 and Warrants of Endo (incorporated herein by reference to
                 Exhibit 10.3 of the Registration Statement filed with the
                 Commission on June 9, 2000)
        10.4     Letter Agreement, dated as of November 26, 1999, by and among
                 Algos, Endo, KIA V and KEP V, L.P. (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)
        10.5     Tax Sharing Agreement, dated as of July 17, 2000, by and among
                 Endo, Endo Inc. and Endo LLC
        10.6     Agreement, dated as of July 17, 2000, by and between Endo and
                 Endo LLC

     Exhibit No.                              Title
     -----------                              -----
        10.7     Credit Agreement, dated as of August 26, 1997, by and between
                 Endo Pharmaceuticals and The Chase Manhattan Bank
                 (incorporated herein by reference to Exhibit 10.7 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.8     Co-Promotion Agreement, dated as of March 1, 2000, by and
                 between Endo Pharmaceuticals and Elan Pharmaceuticals, Inc.
                 (incorporated herein by reference to Exhibit 10.8 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.9 Collaboration Agreement, dated as of November 26, 1999, by and between Endo Pharmaceuticals and Algos (incorporated herein by reference to Exhibit 10.9 of the Registration Statement filed with the Commission on June 9, 2000)

        10.10    Sole and Exclusive License Agreement, dated as of November 23,
                 1998, by and between Endo Pharmaceuticals and Hind Health
                 Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

        10.11 Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and
                 DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

        10.12    Anti-Epileptic License Agreement, dated as of October 27,
                 1997, by and among Endo Pharmaceuticals, Endo Laboratories,
                 LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

        10.13 Product Development, Manufacturing and Supply Agreement, dated as of October 29, 1999, by and between Endo Pharmaceuticals and Lavipharm Laboratories Inc. (incorporated herein by reference to Exhibit 10.13 of the Registration Statement filed with the Commission on June 9, 2000)

        10.14    Supply and Manufacturing Agreement, dated as of November 23,
                 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku
                 Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.15    Supply Agreement, dated as of July 1, 1998, by and between
                 Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt")
                 (incorporated herein by reference to Exhibit 10.15 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.16    Supply Agreement for Bulk Narcotics Raw Materials, dated as of
                 July 1, 1998, by and between Endo Pharmaceuticals and
                 Mallinckrodt (incorporated herein by reference to Exhibit
                 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

        10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

        10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest
                 Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

        10.19    Agreement, dated as of February 1, 2000, by and between Endo
                 Pharmaceuticals and Livingston Healthcare Services Inc.
                 (incorporated herein by reference to Exhibit 10.19 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.20    Medical Affairs Support Services Agreement, dated as of June
                 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit
                 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

     Exhibit No.                              Title
     -----------                              -----
        10.22    Endo LLC Amended and Restated 1997 Employee Stock Option Plan

        10.23    Endo LLC Amended and Restated 1997 Executive Stock Option Plan

        10.24    Endo LLC 2000 Supplemental Employee Stock Option Plan

        10.25    Endo LLC 2000 Supplemental Executive Stock Option Plan

        10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle

        10.27    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and Carol A.
                 Ammon (incorporated herein by reference to Exhibit 10.27 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.28    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and Jeffrey R.
                 Black (incorporated herein by reference to Exhibit 10.28 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.29    Amended and Restated Employment Agreement, dated as of April
                 26, 2000, by and between Endo Pharmaceuticals and David Allen
                 Harvey Lee, MD, Ph.D. (incorporated herein by reference to
                 Exhibit 10.29 of the Registration Statement filed with the Commission on June 9, 2000)

        10.30    Amended and Restated Employment Agreement, dated as April 26,
                 2000, by and between Endo Pharmaceuticals and Mariann T.
                 MacDonald (incorporated herein by reference to Exhibit 10.30 of the Registration Statement filed with the Commission on June 9, 2000)

        10.31 Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O.
                 Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June
                 9, 2000)

        10.32    Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer
                 (incorporated herein by reference to Exhibit 10.32 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.33    Office Lease, dated as of August 26, 1997, by and between Endo
                 Pharmaceuticals and Northstar Development Company
                 (incorporated herein by reference to Exhibit 10.33 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

        10.34    Lease Agreement, dated as of May 5, 2000, by and between Endo
                 Pharmaceuticals and Painters' Crossing One Associates, L.P.
                 (incorporated herein by reference to Exhibit 10.34 of the
                 Registration Statement filed with the Commission on June 9,
                 2000)

         11      Statement Regarding Computation of per Share Earnings

         27      Financial Data Schedule