Form 10-Q
period 2000-09-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2000-11-13
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM _____________ TO __________________.


                       COMMISSION FILE NUMBER: 39040


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



    Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES |X|    NO |_|

    The aggregate number of shares of the Registrant's common stock outstanding as of November 13, 2000 was 89,138,950.



                     ENDO PHARMACEUTICALS HOLDINGS INC.

                            REPORT ON FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                             TABLE OF CONTENTS


                                                                       PAGE

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (Unaudited)
          September 30, 2000 and December 31, 1999.....................   1


        Consolidated Statements of Operations (Unaudited)
          Three and Nine Months Ended September 30, 2000 and 1999......   2


        Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 2000 and 1999................   3


        Notes to Consolidated Financial Statements (Unaudited).........   4


Item 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations..........................   7

        Overview.......................................................   7

        General........................................................   8

        Three Months Ended September 30, 2000 Compared to
          the Three Months Ended September 30, 1999....................   8

        Nine Months Ended September 30, 2000 Compared to
          the Nine Months Ended September 30, 1999.....................   9

        Liquidity and Capital Resources................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  11

                         PART II. OTHER INFORMATION



Item 1. Legal Proceedings..............................................  12

Item 2. Changes in Securities and Use of Proceeds......................  12

Item 3. Defaults Upon Senior Securities................................  12

Item 4. Submission of Matters to a Vote of Security Holders............  12

Item 5. Other Information..............................................  12

Item 6. Exhibits and Reports on Form 8-K...............................  12




                                   PART I

                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     ENDO PHARMACEUTICALS HOLDINGS INC.

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share data)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2000           1999
                                                    -------------  ------------
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................  $  48,915      $  22,028
  Accounts receivable, net.........................     59,225         62,254
  Inventories......................................     31,048         21,269
  Prepaid expenses.................................      2,777          3,356
  Deferred income taxes............................      1,266          9,520
                                                     ---------      ---------
     Total current assets..........................    143,231        118,427
                                                     ---------      ---------

PROPERTY AND EQUIPMENT, Net........................      5,604          5,712
GOODWILL AND OTHER INTANGIBLES, Net................    298,348        192,081
DEFERRED INCOME TAXES..............................      1,491          8,636
RESTRICTED CASH....................................        150
OTHER ASSETS.......................................      3,918          4,580
                                                     ---------      ---------
TOTAL ASSETS.......................................  $ 452,742      $ 329,436
                                                     =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................  $  22,599      $  19,185
  Accrued expenses.................................     41,539         33,641
  Income taxes payable.............................                        75
  Current portion of long-term debt................     15,538         15,985
                                                     ---------      ---------
     Total current liabilities.....................     79,676         68,886
                                                     ---------      ---------

LONG-TERM DEBT, Less current portion...............    185,247        175,218
OTHER LIABILITIES..................................      1,640          6,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 40,000,000
    shares authorized; none issued
  Common Stock,  $.01 par value; 175,000,000
    shares authorized; and 89,138,950 and
    71,323,644 issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively...................................        891            713
  Additional paid-in capital.......................    370,655        109,707
  Accumulated deficit..............................   (185,367)       (31,833)
                                                     ---------      ---------
     Total Stockholders' Equity....................    186,179         78,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $ 452,742      $ 329,436
                                                     =========      =========


               See Notes to Consolidated Financial Statements




                           ENDO PHARMACEUTICALS HOLDINGS INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except share and per share data)


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                               -------------                -------------
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
NET SALES.............................   $    50,902    $    32,610    $   119,836    $    87,296
COST OF SALES.........................        15,254         14,678         43,587         40,804
                                         -----------    -----------    -----------    -----------
GROSS PROFIT..........................        35,648         17,932         76,249         46,492
                                         -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Selling, general and
    administrative....................        14,564          9,882         40,702         29,743
  Research and development............         8,315          2,066         16,011          6,106
  Depreciation and amortization.......        10,715          2,112         15,041          6,073
  Purchased  in-process research
    and development...................       133,200                       133,200
  Merger and other related costs......         1,583                         1,583
  Separation benefits.................                                      22,034
                                         -----------    -----------    -----------    -----------
OPERATING (LOSS) INCOME...............      (132,729)         3,872       (152,322)         4,570
                                         -----------    -----------    -----------    -----------
INTEREST EXPENSE, Net.................         3,672          3,631         11,390         10,407
                                         -----------    -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME TAX
(BENEFIT).............................      (136,401)           241       (163,712)        (5,837)
                                         -----------    -----------    -----------    -----------
INCOME TAX (BENEFIT)..................           147            146        (10,178)        (2,215)
                                         -----------    -----------    -----------    -----------

NET (LOSS) INCOME.....................   $  (136,548)   $        95    $  (153,534)   $    (3,622)
                                         ===========    ===========    ===========    ===========

NET (LOSS) INCOME PER SHARE:
  Basic and Diluted...................   $     (1.59)   $       .00    $     (2.01)   $      (.05)
  Weighted average shares
   (Basic and Diluted)................    85,847,875     71,333,558     76,202,417     71,334,717


            See Notes to Consolidated Financial Statements.



                     ENDO PHARMACEUTICALS HOLDINGS INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                            2000         1999
                                                        -----------   ---------
OPERATING ACTIVITIES:
  Net Loss............................................  $ (153,534)   $ (3,622)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization.....................      15,041       6,073
    Purchased in-process research and development.....     133,200
    Amortization of deferring financing costs.........         909         896
    Accretion of promissory notes.....................       2,407       1,268
    Deferred income taxes.............................     (10,253)     (2,214)
    Compensation related to stock options.............      20,782
  Changes in assets and liabilities which provided
   (used) cash:
    Accounts receivable...............................       3,127      (6,857)
    Inventories.......................................      (9,779)     (5,381)
    Other assets......................................         560       1,113
    Accounts payable..................................         (73)        820
    Accrued expenses..................................       3,685       4,355
    Other liabilities.................................      14,898      14,063
                                                         ---------    ---------
       Net cash provided by operating activities......      20,970      10,514
                                                         ---------    ---------

INVESTING ACTIVITIES:
  Purchase of property and equipment..................        (871)     (1,648)
  Acquisition of Licensing Rights.....................                  (5,950)
  Net cash acquired in the Merger.....................      19,611
                                                         ---------    ---------
       Net cash provided by (used in) investing
         activities                                         18,740      (7,598)
                                                         ---------    ---------

FINANCING ACTIVITIES:
  Repayments of long-term debt........................     (12,830)
  Repurchase of Class A Common Stock..................                     (25)
  Issuance of Class A Common Stock on March 6, 2000...           7
                                                         ---------    ---------
       Net cash used in financing activities..........     (12,823)        (25)
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............      26,887       2,891
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      22,028      17,367
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............   $  48,915    $ 20,258
                                                         =========    =========

SUPPLEMENTAL INFORMATION:
  Interest Paid.......................................   $   9,917    $  8,888
  Income Taxes Paid...................................   $      75

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Promissory Note issued under Manufacturing
    & Supply Agreement................................   $  20,003    $ 18,655
  Fair value of net assets acquired in the
    Merger, net of cash...............................   $ 228,941


              See Notes to Consolidated Financial Statements.




                     ENDO PHARMACEUTICALS HOLDINGS INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


1.    CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. ("Endo" or the "Company") and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as promulgated by APB Opinion No. 28 and Rule 10.01 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 contained in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.


2.    MERGER

    On November 29, 1999, the Company and Algos Pharmaceutical Corporation ("Algos") announced that they had entered into a definitive merger agreement providing for the merger (the "Merger") of Algos into Endo Inc., a newly formed, wholly owned subsidiary of the Company. The Merger, which was completed on July 17, 2000, has been accounted for by the Company using the purchase method of accounting. The assets acquired and liabilities assumed of Algos will be recorded at their fair values based upon completion of an independent appraisal. The Company has performed a preliminary allocation of the purchase price which has been reflected in the accompanying financial statements. Subsequent adjustments to the preliminary allocation of the purchase price are not expected to materially affect the financial condition or results of operations of the Company. The assets acquired and liabilities assumed, results of operations and cash flows of Algos have been included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000 based on the preliminary allocation of purchase price.

    The total purchase price of $248.6 million (including approximately $7.0 million in transaction fees) was determined using an average closing price of the Algos common stock for a reasonable period of time before and after the April 17, 2000 measurement date of $13.54 and the 17,832,106 common shares and common share equivalents outstanding at the date of the Merger (including 21,580 outstanding Series A Warrants). The preliminary allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to workforce in place of $11.9 million which will be amortized over its estimated useful life of two years, patents of $3.2 million which will be amortized over their estimated useful lives of 17 years and goodwill of $104.8 million which will be amortized over its estimated useful life of three years. In addition, the Company recorded estimated liabilities for exit costs of $3.1 million related to non-cancelable lease payments and $1.1 million for employee relocation costs. Also, as a result of the Merger, it was determined that the utilization of the Company's federal deferred tax assets is uncertain. Accordingly, a valuation allowance has been recorded to fully reserve its federal deferred tax assets.

    The Merger included various on-going projects to research and develop innovative new products for pain management. As a result, the preliminary allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to purchased in-process research and development ("IPRD") of $133.2 million which was immediately expensed in the consolidated statement of operations on the acquisition date. The methodology used by the Company on the acquisition date in determining the value of IPRD was to: 1) identify the various on-going projects that the Company will prioritize and continue; 2) project net future cash flows of the identified projects based on current demand and pricing assumptions, less the anticipated expenses to complete the development program, drug application, and launch the products (significant net cash inflows from MorphiDex(R) were projected in 2003); 3) discount these cash flows based on a risk-adjusted discount rates ranging from 25% to 33% (weighted average discount rate of 27%); and 4) apply the estimated percentage of completion to the discounted cash flow for each individual project ranging from 4% to 81%. The discount rate was determined after considering various uncertainties at the time of the Merger, primarily the stage of project completion.

    The Company preliminarily allocated fair value to the three opioid analgesic projects: MorphiDex(R), HydrocoDex(TM) and OxycoDex(TM). The development program for a new pharmaceutical substance involves several different phases prior to drug application. Drug application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise which could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.

    The following unaudited pro forma summary presents the net sales, net loss and net loss per share as if the Merger occurred as of January 1, 1999. This unaudited pro forma summary has been prepared for comparative purposes only and is not necessarily indicative of the operating results that the Company would have achieved had the Merger been completed as of January 1, 1999, or the operating results that the Company may achieve in the future.

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                                2000       1999          2000         1999
                             ---------   ---------    ---------    ---------
                                (In thousands, except per share data)

     Net sales               $ 50,902    $  32,610    $ 119,836    $   87,296
     Net loss                $ (4,156)   $ (13,433)   $ (57,889)   $ (184,925)
     Net loss per share
       (basic and diluted)   $   (.05)   $    (.15)   $    (.65)   $    (2.07)


3.    RECAPITALIZATION

    In connection with the Merger, the Company effected a recapitalization of its common stock, par value $.01 per share ("Common Stock"), Class A common stock, par value $.01 per share ("Class A Common Stock") and preferred stock (the "Recapitalization"). The Recapitalization was effected on July 17, 2000 through a stock dividend of approximately 64.59 shares of Common Stock for each share of Common Stock and Class A Common Stock outstanding immediately prior to the Merger. Immediately prior to the Merger, the Company amended and restated its certificate of incorporation to effect the Recapitalization and to eliminate its Class A Common Stock. The effect of the Recapitalization has been reflected in the accompanying financial statements.


4.    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on the Company's financial position.


5.    COMMITMENTS AND CONTINGENCIES

    The Company has entered into employment agreements with certain members of management.

    The Company is subject to various claims arising out of the normal course of business with respect to commercial matters, including product liabilities, patent infringement matters, governmental regulation and other actions. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

    Prior to July 17, 2000, Kelso & Company provided financial advisory services to the Company for an annual fee of $347,000 plus the reimbursement of expenses. In connection with the Merger, which was completed on July 17, 2000, the Company terminated this agreement by making a one-time payment to Kelso of $1.5 million which is included in Merger and other related costs.


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


Overview

    The Company, through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. and Endo Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 69%, 68% and 74% of net sales for the year ended December 31, 1998, the year ended December 31, 1999 and the Nine Months ended September 30, 2000, respectively. Percocet(R) comprised approximately 41%, 37% and 45% of the Company's net sales in the years ended December 31, 1998 and 1999, and the Nine Months ended September 30, 2000, respectively. On August 26, 1997, an affiliate of Kelso & Company and then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals. On November 19, 1999, the Company formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos. The stock of Endo Pharmaceuticals Inc. and the stock of Endo Inc. are the only assets of the Company, and the Company has no other operations or business. The Company was formed as a holding company and incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 223 Wilmington-West Chester Pike, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

    On July 17, 2000, the Company completed the Merger with Algos. In the Merger, the Company issued to the former Algos stockholders, in the aggregate, 17,810,526 shares of Company common stock and 17,810,526 warrants to purchase in the aggregate up to 20,575,507 additional shares of Company common stock in certain circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. In the Merger, the Company also issued to the pre-Merger Endo stockholders, in the aggregate, 71,328,424 warrants to purchase in the aggregate up to 29,720,177 additional shares of common stock in certain other circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.

    The assets acquired and liabilities assumed, results of operations and cash flows of Algos have been included in the Company's financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations prospectively for reporting periods beginning July 17, 2000.

    The Merger has been accounted for by the Company using the purchase method of accounting. The assets acquired and liabilities assumed of Algos will be recorded at their fair values upon completion of an independent appraisal. The Company has performed a preliminary allocation of the purchase price which has been reflected in the accompanying financial statements. Subsequent adjustments to the preliminary allocation of the purchase price are not expected to materially affect the financial condition and results of operations of the Company.

    The Merger included various on-going projects to research and develop innovative new products for pain management. As a result, the preliminary allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to purchased in-process research and development ("IPRD") of $133.2 million which was immediately expensed in the consolidated statement of operations on the acquisition date. The methodology used by the Company on the acquisition date in determining the value of IPRD was to: 1) identify the various on-going projects that the Company will prioritize and continue; 2) project net future cash flows of the identified projects based on current demand and pricing assumptions, less the anticipated expenses to complete the development program, drug application, and launch the products (significant net cash inflows from MorphiDex(R) were projected in 2003); 3) discount these cash flows based on a risk-adjusted discount rates ranging from 25% to 33% (weighted average discount rate of 27%); and 4) apply the estimated percentage of completion to the discounted cash flow for each individual project ranging from 4% to 81%. The discount rate was determined after considering various uncertainties at the time of the Merger, primarily the stage of project completion.

    The Company preliminarily allocated fair value to the three opioid analgesic projects: MorphiDex(R), HydrocoDexTM and OxycoDexTM. The development program for a new pharmaceutical substance involves several different phases prior to drug application. Drug application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise which could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.

    The Company's quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of the Company's customers, market acceptance of the Company's products and the impact of competitive products and pricing.

RESULTS OF OPERATIONS

General

    Goodwill and other intangibles represent a significant portion of the assets and stockholders' equity of the Company. As of September 30, 2000, goodwill and other intangibles comprise approximately 66% of total assets and 160% of stockholders' equity. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as in the event of a significant adverse change in business conditions or a significant change in the intended use of an asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. As a result of the significance of goodwill and other intangibles, amortization of goodwill and other intangibles will significantly impact the results of operations of the Company. In addition, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill and other intangible assets occur.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

    Net sales for the three months ended September 30, 2000 increased by 56% to $50.9 million from $32.6 million in the comparable 1999 period. This increase in net sales was primarily due to the increase in net sales from several recently launched new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain.

    Gross profit for the three months ended September 30, 2000 increased by 99% to $35.6 million from $17.9 million in the comparable 1999 period. Gross profit margins increased to 70% from 55% due to the Company's continued focus on a more favorable mix of higher margin products both through product launches as discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the fixed cost nature of the Company's most significant contract manufacturing relationship with DuPont Pharmaceuticals. If the Company achieves its forecast for revenue and product mix, it expects the increase in gross profits to continue.

    Selling, general and administrative expenses for the three months ended September 30, 2000 increased by 47% to $14.6 million from $9.9 million in the comparable 1999 period. This increase was due to a $2.4 million increase in sales and promotional efforts in 2000 over the comparable 1999 period to support the recent launch of Lidoderm(R) and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

    Research and development expenses for the three months ended September 30, 2000 increased by 295% to $8.3 million from $2.1 million in the comparable 1999 period. This increase was due to the Company's increased spending on products under development that are focused in pain management including the products under development in the former Algos pipeline.

    Depreciation and amortization for the three months ended September 30, 2000 increased to $10.7 million from $2.1 million in the comparable 1999 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the preliminary estimate of fair value of the intangible assets acquired as a result of the Merger.

    Purchased in-process research and development for the three months ended September 30, 2000 of $133.2 million resulted from the preliminary estimate of fair value of the products under development acquired by the Company in the Merger.

    Merger and other related costs for the three months ended September 30, 2000 of $1.6 million resulted from fees incurred as a result of the Merger that were not considered direct costs of the acquisition.

    Interest expense, net for the three months ended September 30, 2000 increased by 3% to $3.7 million from $3.6 million in the comparable 1999 period. The increase was due to an increase in interest expense of $.3 million due to an increase in long-term debt outstanding and an increase in interest expense of $.3 million due to an increase in interest rates. These increases are offset by an increase in interest income of $.5 million due to an increase in the average cash balance for the three months ended September 30, 2000 compared to three months ended September 30, 1999. The increase in the average cash balance was primarily the result of acquiring $27.8 million in cash and cash equivalents in the Merger.

    Income tax for both the three months ended September 30, 2000 and the comparable 1999 period was $.1 million. In the three months ended September 30, 2000, the Company recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts subsequent to the Merger.

Nine Months Ended September 30, 2000 Compared to the Nine Months
Ended September 30, 1999

    Net sales for the nine months ended September 30, 2000 increased by 37% to $119.8 million from $87.3 million in the comparable 1999 period. This increase in net sales was primarily due to the increase in net sales from several recently launched new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain.

    Gross profit for the nine months ended September 30, 2000 increased by 64% to $76.2 million from $46.5 million in the comparable 1999 period. Gross profit margins increased to 64% from 53% due to the Company's continued focus on a more favorable mix of higher margin products both through product launches as discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the fixed cost nature of the Company's most significant contract manufacturing relationship with DuPont Pharmaceuticals. If the Company achieves its forecast for revenue and product mix, management expects the increase in gross profits to continue.

    Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by 37% to $40.7 million from $29.7 million in the comparable 1999 period. This increase was due to a $6.1 million increase in sales and promotional efforts in 2000 over the comparable 1999 period to support the recent launches of Zydone(R), Lidoderm(R) and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In February 1999, the Company deployed a dedicated contract field force of approximately 300 sales representatives to promote these new products, which was an increase from the prior field force of approximately 100 sales representatives. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth and the Company recorded a provision for doubtful accounts of $.8 million for a customer who filed for bankruptcy.

    Research and development expenses for the nine months ended September 30, 2000 increased by 162% to $16.0 million from $6.1 million in the comparable 1999 period. This increase was due to the Company's increased spending on products under development focused in pain management including the products under development in the former Algos pipeline.

    Depreciation and amortization for the nine months ended September 30, 2000 increased to $15.0 million from $6.1 million in the comparable 1999 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the preliminary estimate of fair value of the intangible assets acquired as a result of the Merger.

    Purchased in-process research and development for the nine months ended September 30, 2000 of $133.2 million resulted from the preliminary estimate of fair value of the products under development acquired by the Company in the Merger.

    Merger and other related costs for the nine months ended September 30, 2000 of $1.6 million resulted from fees incurred as a result of the Merger that were not considered direct costs of the acquisition.

    Separation benefits of $22.0 million in the nine months ended September 30, 2000 resulted from a $20.8 million charge related to the acceleration of vesting of stock options held by two former executives and a $1.2 million charge from compensation and other benefits pursuant to two separation and release agreements entered into by the Company. The stock compensation charge reflects the estimated difference in the fair value and the exercise price of such options on the effective date of the separation and release agreements.

    Interest expense, net for the nine months ended September 30, 2000 increased by 10% to $11.4 million from $10.4 million in the comparable 1999 period. The increase was due to an increase in interest expense of $1.0 million due to an increase in long-term debt outstanding and an increase in interest expense of $1.0 million due to an increase in interest rates. These increases are offset by an increase in interest income of $1.0 million due to an increase in the average cash balance for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in the average cash balance was in part due to the acquisition of $27.8 million in cash and cash equivalents in the Merger.

    Income tax benefit for the nine months ended September 30, 2000 increased to $10.2 million from $2.2 million in the comparable 1999 period. The increase in the income tax benefit was due to the increase in loss before income tax benefit prior to the Merger. In connection with the Merger, the Company recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts subsequent to the Merger.

Liquidity and Capital Resources

    Net cash provided by operating activities increased by $10.5 million to $21.0 million for the nine months ended September 30, 2000 from $10.5 million for the nine months ended September 30, 1999. This increase was substantially due to a higher amount of cash provided by the change in accounts receivable due to the growth in net sales versus the comparable period in 1999.

    Net cash provided by investing activities increased by $26.3 million to $18.7 million for the nine months ended September 30, 2000 from $7.6 million of net cash utilized in investing activities for the nine months ended September 30, 1999. This increase is substantially due to the net cash acquired in the Merger of $19.6 million. In addition, this increase is due to a $6.0 million decrease in license fees paid due to a payment for the license of Lidoderm(R) made in 1999. The remaining increase in cash provided by investing activities is due to a $.7 million decrease in capital expenditures due to the completion of an enterprise software system implementation during 1999.

    Net cash utilized in financing activities increased by $12.8 million due to repayments made on the Company's credit facility.

    The Company's cash and cash equivalents totaled $48.9 million at September 30, 2000. The Company believes that its (a) cash and cash equivalents, (b) cash flow from operations and (c) existing credit facility, which has an available unused line of credit of $25 million, will be sufficient to meet its normal operating, investing and financing requirements in the foreseeable future. In the event that the Company makes any significant acquisitions or other strategic investments, it may be required to raise additional funds, through the issuance of additional debt or equity securities.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is to changes in interest rates (LIBOR) on its variable rate borrowings. The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose it to significant market risk. The Company monitors interest rates and enters into interest rate agreements as considered appropriate. To manage a portion of its exposure to fluctuations in interest rates, the Company had entered into an interest rate cap agreement with a notional amount of $82.5 million that sets a maximum LIBOR rate of 8% that it will pay on the related notional amount. This interest rate cap agreement expired on August 27, 2000. Effective August 27, 2000, the Company has entered into a new interest rate cap agreement with a notional amount of $70.0 million that sets a maximum LIBOR rate of 8% that the Company will pay on the related notional amount through August 27, 2003.


FORWARD LOOKING STATEMENTS

    This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include, the words "believes," "anticipates," "plans," "expects" or similar expressions and statements. Endo's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Endo's current perspective on existing trends and information. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially from those expressed or implied by these forward-looking statements. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Several important factors, in addition to the specific factors discussed in connection with these forward-looking statements individually, could affect the future results of the Endo and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Important factors that may affect future results include, but are not limited to: market acceptance of the Company's products and the impact of competitive products and pricing; dependence on sole source suppliers; the success of the Company's product development activities and the timeliness with which regulatory authorizations and product launches may be achieved; successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions; the availability on commercially reasonable terms of raw materials and other third party manufactured products; exposure to product liability and other lawsuits and contingencies; the ability to timely and cost effectively integrate acquisitions; uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; the difficulty of predicting FDA approvals; risks with respect to technology and product development; the effect of competing products and prices; uncertainties regarding intellectual property protection; uncertainties as to the outcome of litigation; changes in operating results; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing and reimbursement policies of government and private health insurers and others; and other risks and uncertainties detailed in Endo's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. Readers should evaluate any statement in light of these important factors.


                                  PART II

                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      On October 20, 2000, The Purdue Frederick Company (and related companies) filed suit against Endo in the U.S. District Court for the Southern District of New York. The United States Food and Drug Administration (FDA) accepted Endo's Abbreviated New Drug Application
(ANDA) submission for a bioequivalent version of Purdue Frederick's OxyContin(R), 40 mg strength. OxyContin(R) is used for the management of moderate-to-severe pain. Endo believes that its formulation of oxycodone hydrochloride extended-release tablets, 40 mg does not infringe the patents that have been listed in the FDA's Orange Book as covering this product and made the required Paragraph IV Certification to the FDA. No assurance can be given as to the outcome of the patent challenge process.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.


ITEM 5.   OTHER INFORMATION.

    None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     Exhibit No.                    Title
     -----------                    -----

      2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the "Merger Agreement"), by and among Endo Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4 of the Registrant (Registration No. 333-39040) (the "Registration Statement"), filed with the Securities and Exchange Commission (the "Commission") on June 9, 2000)

      2.2 Amendment, dated as of April 17, 2000, to the Merger Agreement, by and between Endo, Endo Inc. and Algos (incorporated herein by reference to Exhibit 2.2 of the Registration Statement filed with the Commission on June 9, 2000)

      2.3 Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. ("Endo Pharmaceuticals") and The DuPont Merck Pharmaceutical Company ("DuPont Merck Pharmaceutical") (incorporated herein by reference to Exhibit 2.3 of the Registration Statement filed with the Commission on June 9, 2000)

      3.1 Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      3.2 Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      4.1 Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC ("Endo LLC"), Kelso Investment Associates V, L.P. ("KIA V"), Kelso Equity Partners V, L.P. ("KEP V") and the Management Stockholders (as defined therein) (incorporated herein by reference to
                  Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
                  2000)

      4.2 Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to
                  Exhibit 4.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
                  2000)

      4.3         Form of Stock Certificate of Endo Common Stock
                  (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      4.4 Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.1 Endo Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.2 Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.3 Form of Series A Warrant to Purchase Shares of Common Stock and Warrants of Endo (incorporated herein by re ference to Exhibit 10.3 of the Registration Statement filed with the Commission on June 9, 2000)

      10.4 Letter Agreement, dated as of November 26, 1999, by and among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)

      10.5 Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.6 Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit
                  10.6 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

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

      10.9        [Intentionally Omitted]

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

      10.14 Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

      10.15 Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt") (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

      10.16 Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

      10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

      10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

      10.19 Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and Livingston Healthcare Services Inc. (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

      10.20 Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

      10.21       Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive
                  Plan

      10.22       Endo LLC Amended and Restated 1997 Employee Stock
                  Option Plan

      10.23       Endo LLC Amended and Restated 1997 Executive Stock Option
                  Plan

      10.24 Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan

      10.25 Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan

      10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on Registration Statement filed with the Commission on August 15, 2000)

      10.27 Amended and Restated Employment Agreement, dated as of April 26, 2000, by and between Endo Pharmaceuticals and Carol A. Ammon

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

      10.35 Employment Agreement, dated as of September 5, 2000, by and between Endo and Caroline E. Berry

      10.36 Employment Agreement, dated as of August 11, 2000, by and between Endo and Peter A. Lankau

      11          Statement Regarding Computation of per Share Earnings

      27          Financial Data Schedule


     (b) Reports on Form 8-K.

        During the quarter for which this Report is being filed, reports on Form 8-K were filed with the Securities and Exchange Commission on July 19, 2000, October 11, 2000 and October 25, 2000.



                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENDO PHARMACEUTICALS HOLDINGS INC.
                                        (Registrant)


                                               /s/ Carol A. Ammon
                                               ----------------------------
                                        Name:  Carol A. Ammon
                                        Title: President and Chief
                                               Executive Officer


                                               /s/ Jeffrey R. Black
                                               ----------------------------
                                        Name:  Jeffrey R. Black
                                        Title: Senior Vice President and
                                               Chief Financial Officer


Date: November 13, 2000




                               Exhibit Index

     Exhibit No.                    Title
     -----------                    -----

      2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the "Merger Agreement"), by and among Endo Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4 of the Registrant (Registration No. 333-39040) (the "Registration Statement"), filed with the Securities and Exchange Commission (the "Commission") on June 9, 2000)

      2.2 Amendment, dated as of April 17, 2000, to the Merger Agreement, by and between Endo, Endo Inc. and Algos (incorporated herein by reference to Exhibit 2.2 of the Registration Statement filed with the Commission on June 9, 2000)

      2.3 Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. ("Endo Pharmaceuticals") and The DuPont Merck Pharmaceutical Company ("DuPont Merck Pharmaceutical") (incorporated herein by reference to Exhibit 2.3 of the Registration Statement filed with the Commission on June 9, 2000)

      3.1 Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      3.2 Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      4.1 Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC ("Endo LLC"), Kelso Investment Associates V, L.P. ("KIA V"), Kelso Equity Partners V, L.P. ("KEP V") and the Management Stockholders (as defined therein) (incorporated herein by reference to
                  Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
                  2000)

      4.2 Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to
                  Exhibit 4.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
                  2000)

      4.3         Form of Stock Certificate of Endo Common Stock
                  (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      4.4 Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.1 Endo Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.2 Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.3 Form of Series A Warrant to Purchase Shares of Common Stock and Warrants of Endo (incorporated herein by re ference to Exhibit 10.3 of the Registration Statement filed with the Commission on June 9, 2000)

      10.4 Letter Agreement, dated as of November 26, 1999, by and among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)

      10.5 Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

      10.6 Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit
                  10.6 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

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

      10.9        [Intentionally Omitted]

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

      10.14 Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

      10.15 Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt") (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

      10.16 Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

      10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

      10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

      10.19 Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and Livingston Healthcare Services Inc. (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

      10.20 Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

      10.21       Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive
                  Plan

      10.22       Endo LLC Amended and Restated 1997 Employee Stock Option
                  Plan

      10.23       Endo LLC Amended and Restated 1997 Executive Stock Option
                  Plan

      10.24 Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan

      10.25 Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan

      10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on Registration Statement filed with the Commission on August 15, 2000)

      10.27 Amended and Restated Employment Agreement, dated as of April 26, 2000, by and between Endo Pharmaceuticals and Carol A. Ammon

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

      10.35 Employment Agreement, dated as of September 5, 2000, by and between Endo and Caroline E. Berry

      10.36 Employment Agreement, dated as of August 11, 2000, by and between Endo and Peter A. Lankau

      11          Statement Regarding Computation of per Share Earnings

      27          Financial Data Schedule