Form 10-K
period 2000-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2001-03-29
CIK 1100962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 223 WILMINGTON-WEST CHESTER PIKE
                                 CHADDS FORD, PENNSYLVANIA 19317
                             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (610) 558-9800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------             -----------------------------------------
              COMMON STOCK                         NASDAQ
CLASS A TRANSFERABLE WARRANTS TO PURCHASE
    COMMON STOCK AT $.01 PER SHARE IN
          CERTAIN CIRCUMSTANCES                    NASDAQ

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  N/A

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value, as of March 23, 2001, of Common Stock held by non-affiliates of the registrant: $80,029,000 based on the last reported sale price on the Nasdaq.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2001: 89,138,950.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Information Statement relating to its Annual Meeting and written consent in lieu thereof are incorporated by reference in
Part III of this Report. In addition, the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended, is incorporated by reference into this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  PART I
Item 1   Business....................................................    3
Item 2   Properties..................................................   14
Item 3   Legal.......................................................   15
Item 4   Submission of Matters to a Vote of Security Holders.........   15
Item 4A  Executive Officers of the Registrant........................   16
                                 PART II
Item 5   Market for Registrant's Common Equity and Related              17
         Stockholder Matters.........................................
Item 6   Selected Financial Data.....................................   17
Item 7   Management's Discussion and Analysis of Financial Condition    19
         and Results of Operations...................................
Item 7A  Quantitative and Qualitative Disclosures about Market          25
         Risk........................................................
Item 8   Financial Statements and Supplementary Data.................   26
Item 9   Changes in and Disagreements with Accountants on Accounting    26
         and Financial Disclosure....................................
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   26
Item 11  Executive Compensation......................................   26
Item 12  Security Ownership of Certain Beneficial Owners and            27
         Management..................................................
Item 13  Certain Relationships and Related Transaction...............   27
                                 PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form    27
         8-K.........................................................
Signatures...........................................................   32

Exhibit Index

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

                                     PART I

ITEM 1.  BUSINESS

     Endo Pharmaceuticals Holdings Inc. ("Endo" or the "Company"), through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. ("Endo Pharmaceuticals") and Endo Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 68% and 76% of net sales for fiscal years 1999 and 2000, respectively.

     Endo was incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 223 Wilmington West Chester Pike, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

     Through a national dedicated contract sales force of approximately 230 full-time sales representatives, Endo markets branded pharmaceutical products to doctors, drug wholesalers and other healthcare professionals. Endo markets its generics through sales and marketing activities as well as customer service activities directly with wholesale drug distributors and chain and independent retail pharmacists. Endo's portfolio of branded products includes recognized brand names such as Percocet(R), Percodan(R), Zydone(R) and Lidoderm(R). Endo's portfolio of generic products includes products for various indications, most of which are focused on pain management. Endo seeks to continually expand its product portfolio through on-going investment in research and development and product acquisitions.

     All of Endo's products are manufactured by third parties. Currently, Endo's primary suppliers of contract manufacturing services are DuPont Pharmaceuticals, Merck & Co. and Teikoku Seiyaku Pharmaceuticals.

ALGOS MERGER

     On July 17, 2000, the Company completed its acquisition of Algos Pharmaceutical Corporation, now named Endo Inc. Endo Inc. develops proprietary pain management products, combining existing analgesics, drugs designed to reduce or eliminate pain, with NMDA-receptor antagonist drugs, drugs that block a specific type of pain receptor in human cells, in an attempt to improve the pain relief efficacy of existing drugs such as morphine. The description of Endo in this Form 10-K Annual Report is of the combined business.

     In the merger, the Company issued to the former Algos stockholders, in the aggregate, 17,810,526 shares of Company common stock and 17,810,526 Class A Transferable Warrants and Class B Non-Transferable Warrants to purchase in the aggregate up to 20,575,507 additional shares of Company common stock in certain circumstances. These warrants are more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.

     Endo's Cash Gross Profit (defined in the merger agreement with Algos as equal to gross profit as determined by generally accepted accounting principles excluding non-cash charges) for the year ended December 31, 2000 was equal to $153.1 million. Pursuant to the merger agreement with Algos, in the event that Endo (excluding Algos-related revenues and expenses) did not meet or exceed the defined cash gross profit target of $147.4 million for the year ended December 31, 2000, then a certain number of shares of the Company held by the pre-merger Endo stockholders would have had to have been returned to the treasury of the Company thereby increasing the relative percentage ownership of the other company stockholders.

     As a result of the Cash Gross Profit target having been achieved, Endo Pharma LLC, the holding company of substantially all of the shares of the pre-merger Endo stockholders, will not be required to return a portion of its shares in the Company to the Company's treasury so that the percentage ownership of the stockholders will remain unchanged. In addition, all references to such an "Adjustment Event" occurring in the Class A Transferable Warrants and the Class B Non-Transferable Warrants issued to the former Algos stockholders in the merger will no longer be applicable.

     The Class A Transferable Warrants and Class B Non-Transferable Warrants issued to the Algos stockholders in this merger are exercisable at an exercise price of $.01 per share into a specified number of shares of Common Stock depending on the timing of the FDA's approval of MorphiDex(R) for one or more pain indications. These warrants become exercisable on the fifth business day following the date on which the Company receives approval from the FDA with respect to MorphiDex(R) for the treatment of one or more pain indications. These warrants will remain exercisable for a period of six months after the exercisability date, at which time they will expire. If the FDA does not approve MorphiDex(R) by March 31, 2003, each of these warrants expires without any payment therefor.

     Specifically, if the FDA approves MorphiDex(R) on or before March 31, 2002, each such warrant will be exercisable into 1.153846 shares of Endo common stock (representing an aggregate of 20,575,507 additional shares). If the FDA approves MorphiDex(R) after March 31, 2002 and on or prior to September 30, 2002, each such warrant will be exercisable into 0.633803 shares of Endo common stock (representing an aggregate of 11,302,039 additional shares). If the FDA approves MorphiDex(R) after September 30, 2002 and prior to March 31, 2003, then each such warrant will be exercisable into 0.263158 shares of Endo common stock (representing an aggregate of 4,692,659 additional shares). If the FDA does not approve MorphiDex(R) before March 31, 2003, each of these warrants will become void and all rights in respect of these warrants will cease. Finally, if the FDA does not approve MorphiDex(R) before December 31, 2002, certain warrants held by pre-merger Endo stockholders will each become exercisable into 0.416667 shares of Endo common stock (representing an aggregate of 29,720,177 additional shares).

STRATEGY

     Endo's business strategy is to continue to strengthen its leading position in pain management by:

     - leveraging the established Endo brand names through focused marketing and promotion;

     - developing product line extensions for existing Endo brands through new formulations, dosages or indications;

     - developing novel products for the treatment of pain;

     - pursuing acquisitions and licensing of molecules and compounds in the late stages of pre-clinical and the early stages of clinical development and furthering the development through commercialization; and

     - pursuing strategic acquisitions and alliances that provide complementary product lines or technologies in the area of pain.

INDUSTRY

     According to IMS, sales of pharmaceutical products in the United States were estimated to be in excess of $138 billion in 2000. Growth in the pharmaceutical industry, and the pain management sector in particular, is being driven primarily by:

     - the aging population;

     - managed care's preference for drug therapy over surgery since drug therapy is generally less costly;

     - the medical community's increasing treatment of pain; and

     - technological breakthroughs that have increased the number of ailments which are treatable with drugs.

COMPETITIVE STRENGTHS

     Endo believes that its competitive position is attributable to a number of key strengths, including the following:

     Portfolio of Established Branded Products. Endo has a broad portfolio of established branded pharmaceutical products, including many proprietary analgesic compounds, which are used primarily for the treatment and management of pain. These products include Percocet(R), Percodan(R), Lidoderm(R) and Zydone(R). Endo also maintains approximately ten other off-patent brand products in various therapeutic categories.

     Selective Focus on Generic Products. Endo's generic product portfolio includes products for various indications, most of which are focused on pain management. Endo's strategy is to selectively develop and market generic products that are generally in its therapeutic niche, pain, and that involve barriers to entry such as complex formulation or development characteristics, regulatory or legal challenges or difficulty in raw material sourcing. Endo believes products with these barriers will face limited competition and therefore provide longer product life cycles and/or higher profitability than commodity generic products.

     Outsourced Manufacturing. Endo contracts with leading pharmaceutical companies for the manufacture of its finished goods. Companies currently providing Endo with contract manufacturing services include DuPont Pharmaceuticals, Merck & Co. and Teikoku Seiyaku Pharmaceuticals. Endo believes that by outsourcing manufacturing to these companies, the company benefits from their substantial manufacturing expertise and reduced capital investment. Currently, DuPont Pharmaceuticals is Endo's largest provider of contract manufacturing services. Through its agreement with DuPont, Endo has two FDA- and DEA-approved and compliant facilities available for the manufacture of its products. Endo is continually in the process of identifying alternative third-party manufacturers.

     National Sales and Marketing Infrastructure. Endo's products are marketed directly to physicians through a dedicated contract sales force of approximately 230 full-time sales representatives. These sales representatives are provided under an exclusive arrangement with Ventiv Healthcare and market Endo's brands by focusing on those physicians who are high prescribers of pain management products.

     The strategy employed by the sales representatives to increase the sales of Endo's branded products includes one-on-one meetings with physicians, known as "detailing," and promotional efforts including sampling, advertising and direct mail. Endo believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and foster close professional relationships with physicians. Endo markets its branded products under the label Endo Laboratories and its generic products under the label Endo Generic Products.

     Research and Development Expertise. Endo seeks to continually expand its product portfolio through ongoing investment in research and development. Endo believes that it has a balanced research and development portfolio, including patent-protected new chemical entities as well as new formulations, strengths and delivery forms of its existing proprietary brand products and generic pharmaceuticals.

     Endo devotes significant resources to its pipeline and incurred research and development expenses of $5.9 million, $9.4 million and $26.0 million for fiscal years 1998, 1999 and 2000, respectively. Endo maintains its research and development facilities in Garden City, New York.

     Experienced and Dedicated Management Team. Endo has an experienced and dedicated management team with an average of approximately 17 years of experience in the pharmaceutical industry.

PRODUCT OVERVIEW

  Branded Products

     The following table provides an overview of a portion of Endo's branded pain management product line.

PRODUCT                                                                  INDICATION
-------                                                                  ----------
Percocet(R) 2.5/325, Percocet(R) 5.0/325, Percocet(R)
  7.5/500 and Percocet(R) 10.0/650 (oxycodone and
  acetaminophen).........................................  Relief of moderate-to-severe pain
Percodan(R) (oxycodone and aspirin)......................  Relief of moderate-to-severe pain
Lidoderm(R) (lidocaine 5%)...............................  For the pain of post-herpetic neuralgia
Zydone(R) (hydrocodone and acetaminophen)................  Relief of moderate-to-moderately-
                                                           severe pain

     Except for Lidoderm(R), patients generally use the above products on a short-term basis to relieve various degrees of pain, from moderate to severe. Despite generic competition, Endo maintains a leading position in the pain management segment due to its broad portfolio of well-known products. Launched in September 1999, Lidoderm(R) is used to treat the pain of post-herpetic neuralgia.

     Two of Endo's brands, Percocet(R) and Percodan(R), are considered "gold standards" of the pain management segment. Although Percocet(R) has been off patent for more than fifteen years, in 2000, according to IMS National Prescription Audit, approximately 11 million prescriptions for this combination of oxycodone HCL and acetaminophen were written for the brand name Percocet(R), of which, due to generic substitution, only approximately 19% were filled by pharmacists with the brand Percocet(R). Similarly, in 2000, according to IMS National Prescription Audit, approximately 489,000 prescriptions for oxycodone hydrochloride and oxycodone terephthalate in combination with aspirin were written for the brand name Percodan(R), of which, due to generic substitution, only approximately 32% were filled by pharmacists with the brand Percodan(R). Because Percocet(R) and Percodan(R) have been off patent for over fifteen years, generic penetration in their markets has generally stabilized, and the potential of new generic competitors is minimal.

     During the fourth quarter of 1999, Endo introduced three new strengths of Percocet(R): Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650, complementing the existing Percocet(R) 5.0/325. Physician prescribing practices indicate that over 80% of current prescriptions are written for amounts other than the label amount. As an example, the current prescription information for Percocet(R) 5.0/325 calls for one tablet every six hours. Approximately 30% of prescriptions written direct patients to take two tablets every four hours, translating into a dosage of 10mg every four hours. By creating new prescription strengths, physicians will be able to prescribe one tablet of the proper dose for their patients, facilitating greater ease and compliance. On January 3, 2000, Watson Pharmaceuticals, Inc. announced that the Food and Drug Administration had approved Watson's abbreviated new drug application (ANDA) for a generic equivalent to Percocet(R) 7.5/500 and Percocet(R) 10.0/650.

     Endo launched Zydone(R) tablets in February 1999, a branded hydrocodone/acetaminophen product offering for the relief of moderate to severe pain. Zydone is available in three strengths, 5.0mg, 7.5mg and 10.0mg each in combination with 400mg acetaminophen. Although not patent protected, these three products have no generic competition because there is no bioequivalent form of the product approved by the FDA. Zydone(R) competes in the $1 billion dollar (branded dollars) hydrocodone/acetaminophen market for the relief of moderate-to-moderately-severe pain.

     Endo launched Lidoderm(R) in September 1999. Lidoderm(R), a patch product containing lidocaine, is the first and only FDA approved product for the relief of the pain of post-herpetic neuralgia, which is the chronic painful condition that often follows an attack of shingles. There are approximately 200,000 patients per year that suffer from post-herpetic neuralgia in the U.S., the majority of whom are elderly. The FDA has granted Lidoderm(R) orphan status. Orphan status in this context means that no other lidocaine-containing patch product can be approved for post-herpetic neuralgia for a period of seven years or until March 2006.

GENERIC PRODUCTS

     When a branded pharmaceutical product is no longer protected by the relevant patents (normally as a result of a patent's expiration), third parties have an opportunity to introduce generic counterparts to such branded product. Such generic pharmaceutical products are therapeutically equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. Accordingly, generic pharmaceuticals may provide a safe, effective and cost-effective alternative to users of branded products.

     Endo's generic portfolio is currently comprised of products that cover a broad range of indications, most of which are focused in pain management. Endo principally pursues the development and marketing of generic pharmaceuticals that have one or more barriers to entry. The characteristics of the products that Endo may target for generic development may include:

     - complex formulation or development characteristics;

     - regulatory or legal challenges; or

     - difficulty in raw material sourcing.

     Endo believes products with these barriers will face limited competition, and, therefore provide longer product life cycles and/or higher profitability than commodity generic products.

COMPETITION

     The pharmaceutical industry is highly competitive and regulated. Endo's competitors vary depending upon therapeutic and product categories. Competitors include the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. Many competitors have been in business for a longer period of time than Endo, have a greater number of products on the market and have greater financial and other resources. If Endo competes directly with larger pharmaceutical companies for the same markets or products, their financial strength may prevent Endo from capturing a profitable share of those markets.

     Endo competes principally through its targeted product development strategies. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and access to technical information.

     The competitive environment of the branded product business requires Endo to continually seek out technological innovations and to market its products effectively, including by capitalizing on the brand equity and name recognition of certain of its products.

     Newly introduced generic products with limited or no other generic competition are typically sold at higher selling prices. As competition from generic companies increases, selling prices of the generic products typically decline. Consequently, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on Endo's ability to select, develop and launch new generic products in a timely and cost efficient manner and to maintain efficient, high quality manufacturing relationships.

     Net sales and gross profits derived from generics tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products expire, the first generic company to receive regulatory approval is generally able to achieve a relatively high market share. As competing generic companies receive regulatory approval on similar products, market share, net sales and gross profit typically decline. Accordingly, the level of market share, net sales and gross profit from generic products typically relate to the number of competitors and the timing of the product launch in relation to the competition.

     There are, however, a number of factors that enable products to remain profitable once patent protection has ceased. These factors include the establishment of a strong brand image with the prescriber or consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

     Endo has witnessed a consolidation of its customers as chain drug stores and wholesalers merge or consolidate. In addition, a number of Endo's customers have instituted source and bundling programs that enhance the access suppliers who participate in such source programs have to the customers of the wholesaler. Consequently, there is heightened competition among generic drug companies for the business of this smaller and more selective customer base of large wholesalers.

SEASONALITY

     Although Endo's business is affected by the purchasing patterns and concentration of its customers (as discussed below), Endo's business is not materially impacted by seasonality.

CUSTOMERS

     Endo sells its products through wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Four customers individually accounted for 26%, 16%, 12% and 10% of net sales in 2000. Three customers individually accounted for 27%, 20% and 13% of net sales in 1999, and 26%, 21%, and 14% of net sales in 1998. Endo's business is affected by the purchasing patterns and concentration of its customers. Generally, the fourth fiscal quarter has relatively higher net sales than each of the first three fiscal quarters.

PATENTS, TRADEMARKS, LICENSES AND PROPRIETARY PROPERTY

     With respect to its products, Endo currently holds ten U.S. issued patents and four foreign issued patents, three U.S. patent applications pending and 57 foreign patent applications pending. Endo has exclusive licenses for 31 U.S. issued patents, 2 U.S. patent applications pending, 66 foreign issued patents and 26 foreign patent applications pending. The effect of these issued patents is that they provide Endo patent protection for the claims covered by the patents.

     Endo believes that its patents, the protection of discoveries in connection with its development activities, its proprietary products, technologies, processes and know-how and all of its intellectual property are important to its business. All of Endo's brand products and certain generic products are sold under trademarks. To achieve a competitive position, Endo relies on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, Endo has a number of patent licenses from third parties. See "-- Summary of Recent Transactions." There can be no assurance that any of Endo's patents, licenses or other intellectual property will afford Endo any protection from competition.

     Endo relies on confidentiality agreements with its employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that Endo will have adequate remedies for any breach, or that others will not independently develop equivalent proprietary information or other third parties will not otherwise gain access to its trade secrets and other intellectual property.

     Endo may find it necessary to initiate litigation to enforce its patent rights, to protect its intellectual property and to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming, and there can be no assurance that Endo's litigation expenses will not be significant in the future or that Endo will prevail in any such litigation. See "Item 3. Legal Proceedings."

GOVERNMENTAL REGULATION

     The manufacture, testing, packaging, labeling, distribution, sales and marketing of Endo's products and its ongoing product development activities are subject to extensive and rigorous regulation at both the federal and state levels. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications and Abbreviated New Drug Applications, civil sanctions and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. From time to time, the FDA issues notices and warning letters to pharmaceutical companies that request or require the Company to modify certain activities.

     The FDA's current good manufacturing practices standards have become more complex in recent years. The Abbreviated New Drug Application development and approval process now averages approximately two to five years. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings with the FDA are required for approval to transfer products from one manufacturing site to another and may be under review for over a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

     The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time Endo will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

     Endo also sells products that are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the Drug Enforcement Agency (DEA), a division of the Department of Justice. The DEA has a dual mission, law enforcement and regulation. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. Endo has not experienced restrictions or fines for non-compliance with the foregoing regulations but Endo cannot provide assurance that restrictions or fines that could have a material adverse effect upon its business, financial condition and results of operations will not be imposed upon the Company in the future.

     Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources. Endo cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on its business in the future. Changes could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on Endo's business, financial condition and results of operations.

     Endo believes that it and/or its contract manufacturers and other third parties with which it interacts have the proper FDA, DEA or other regulatory approval and authority for its drugs.

     The Hatch-Waxman Act of 1984 extended the established Abbreviated New Drug Application forms of brand-name drugs, which were originally marketed before 1962 or whose market exclusivity has expired. The Hatch-Waxman Act also provides market exclusivity provisions that could preclude the submission or delay the approval of a competing Abbreviated New Drug Application. One such provision allows a five-year market exclusivity period for New Drug Applications involving new chemical compounds and a three-year market exclusivity period for New Drug Applications, including different dosage forms, containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and non-patented products.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical companies rebate to individual states a percentage of their net sales arising from Medicaid-reimbursed products. The federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of prescription pharmaceuticals to the public. Endo cannot predict the nature of such measures or their impact on its profitability.

SERVICE AGREEMENTS

     Endo contracts with various third parties to provide certain critical services including manufacturing, its sales representatives, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs.

  Third Party Manufacturing/Supply Agreements

     Endo contracts with various third party manufacturers to provide it with its finished goods including, among others, DuPont Pharmaceuticals, Merck & Co. and Teikoku Seiyaku Pharmaceuticals. While Endo has generally not had difficulty obtaining finished goods, raw materials and components from suppliers in the past, there can be no assurance that these necessary finished goods, raw materials and components will continue to be available on commercially acceptable terms in the future. Although Endo has no reason to believe it will be unable to procure adequate supply of finished goods, raw materials and components on a timely basis, if for any reason it is unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for its products, it may have a materially adverse effect on its business, financial condition and results of operations. A description of the material terms of the material third party manufacturing/supply contracts follows:

     DuPont Pharmaceuticals -- Manufacture and Supply Agreement. Under the terms of this agreement, DuPont Pharmaceuticals currently manufactures the majority of Endo's brand and generic pharmaceutical products. DuPont Pharmaceuticals manufactures both the products that Endo purchased from DuPont Pharmaceuticals as a result of the August 1997 acquisition of Endo from DuPont Pharmaceuticals, as well as some new products. The products are manufactured at either the DuPont facility in Garden City, New York or the DuPont facility in Manati, Puerto Rico. Both of these facilities are FDA- and DEA-approved. Under the terms of this agreement, Endo is able to introduce the manufacture of new products that Endo has developed in those plants. For these manufacturing services, Endo currently pays DuPont Pharmaceuticals compensation in the form of (1) a fixed amount to cover DuPont's fixed manufacturing costs for both manufacturing facilities, (2) an amount, adjusted on an annual basis, to cover DuPont's variable manufacturing costs for Endo's products in both facilities and (3) an additional fee, paid annually, based upon a pre-determined formula.

     In addition to manufacturing services, DuPont Pharmaceuticals currently provides other ancillary services to Endo in connection with the manufacture of Endo's products such as raw material procurement, product development, inventory management and quality control services. Compensation for these services is included in the compensation for manufacturing services. The initial term of this agreement is five years, expiring on August 26, 2002, and is renewable, at Endo's option, for a period of time not to exceed five years (i.e., through August 2007). Upon a change in control of DuPont Pharmaceuticals, DuPont may assign this agreement, provided that Endo consents to such assignment, which consent may not be unreasonably withheld. If Dupont determines to sell or otherwise transfer either the Garden City plant facility or the Manati plant facility and Endo determines that the acquirer of such facility would not be an acceptable manufacturer of Endo's products, DuPont shall implement, at its cost, appropriate arrangements for the manufacture and supply of the products elsewhere.

     Teikoku Seiyaku Co., Ltd. Under the terms of this agreement, Teikoku, a Japanese manufacturer, manufactures at its Japanese facility a transdermal analgesic pharmaceutical patch product for commercial sale by Endo in the United States. Endo is required to purchase, on an annual basis, a minimum amount of product from Teikoku. The purchase price for the product is equal to a pre-determined amount per unit of product. The term of this agreement is November 23, 1998 until the shorter of thirteen years from the date of FDA approval of the product or the expiration of the last to expire patent that is licensed to Endo under a related agreement. This agreement may be terminated for material breach by either party and by Endo if the related license agreement is terminated.

     Mallinckrodt Inc. Under the terms of this agreement, Mallinckrodt will manufacture and supply to Endo narcotic active drug substances, in bulk form, and upon the expiration of Mallinckrodt's existing supply agreement with DuPont, raw materials for inclusion in Endo's controlled substance pharmaceutical products. Endo is required to purchase a fixed percentage of its annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach.

     In addition, under a separate agreement, Mallinckrodt exclusively manufactures and supplies to Endo a narcotic active drug substance that is not covered under the previously discussed Mallinckrodt agreement. Endo is required to purchase a fixed percentage of its annual requirements of this narcotic active drug substance from Mallinckrodt. The purchase price of the substance is a fixed amount that may be adjusted annually in the event of Mallinckrodt product cost increases. The term of this agreement is April 1, 1998 until June 30, 2004, as extended pursuant to an amendment, dated as of May 8, 2000, with an automatic renewal provision for unlimited successive one-year periods. This agreement may also be terminated for material breach by either party.

  Other Service Agreements

     In addition to the long-term manufacturing agreement with DuPont, Endo has agreements with (1) Livingston Healthcare Services, Inc. for customer service support, warehouse and distribution services and certain financial functions and
(2) Kunitz and Associates Inc. for medical affairs. Endo also has an arrangement with Ventiv Healthcare for sales as well as agreements and arrangements with various clinical research organizations for its clinical studies. Although Endo has no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations would have a materially adverse effect on Endo's business, financial condition and results of operations.

     A description of the material terms of these agreements follows:

     Livingston Healthcare Services Inc. Under the terms of this agreement, Endo Pharmaceuticals appointed Livingston to provide customer service support, chargeback processing, accounts receivables management, warehouse and distribution services for Endo Pharmaceuticals' products in the United States. During the term of the agreement, the Livingston personnel responsible for providing to Endo Pharmaceuticals customer service, chargeback processing and accounts receivables management services may not provide these services to any third party for any third party products which directly compete with Endo Pharmaceuticals products covered under the agreement. Endo Pharmaceuticals pays Livingston a (1) start-up fee, payable in three installments, (2) a fixed monthly fee for all services and (3) certain miscellaneous out-of-pocket expenses, which, in the aggregate, may, depending on the facts and circumstances at the time, represent material costs to Endo. For the year ended December 31, 2000, these fees and expenses were approximately $4.0 million. The term of the agreement for customer service support and chargeback processing services is February 1, 2000 to January 31, 2003; for accounts receivables services, February 1, 2000 to January 31, 2002; and for warehouse and distribution services, February 1, 2000 to February 28, 2005. The agreement may be renewed upon mutual agreement of the parties. The agreement may be terminated for material breach; by Endo Pharmaceuticals, for Livingston's failure to obtain all government permits and licenses necessary to perform its obligations under this agreement; by Endo Pharmaceuticals, with prior notice, for a sale of Endo Pharmaceuticals or a sale of substantially all of Endo Pharmaceuticals' business by its parent company; by Endo Pharmaceuticals, with prior notice, for a change in Endo Pharmaceuticals' or its parent company's stock ownership or company control; by Endo Pharmaceuticals, with prior notice, if Endo Pharmaceuticals decides to provide these services in-house or by an affiliate; by Endo Pharmaceuticals, with prior notice, if Livingston fails to provide additional storage space for Endo Pharmaceuticals products upon request. In the event of termination under certain circumstances, Endo Pharmaceuticals is required to pay Livingston for certain capital investments and wind-down expenses.

     Kunitz and Associates Inc. Under the terms of this agreement, Endo Pharmaceuticals appointed Kunitz as its exclusive provider for all Endo Pharmaceuticals products in the United States of pharmacovigilance, medical communications, product information support, adverse drug experience surveillance, medical literature search support and pharmaceutical regulatory services. During the term of this agreement, Kunitz may not provide identical or similar services to or for any third party whose products directly compete with Endo Pharmaceuticals products in the prescription pain management therapeutic category. For these services, Endo Pharmaceuticals pays Kunitz a fixed amount, in equal monthly installments. The term of this agreement is June 1, 1999 until July 31, 2002, with an option, at Endo Pharmaceuticals' discretion, to renew the agreement for up to two successive one-year periods through July 31, 2004. The agreement may be terminated by either party for material breach or by Endo Pharmaceuticals, with notice, for no reason.

     Ventiv Healthcare. Endo has an arrangement with Ventiv Healthcare whereby a team of Ventiv's professional sales representatives, under Endo management direction, exclusively promotes certain Endo products to healthcare professionals in the United States. Endo is currently in negotiations with Ventiv to enter into a multi-year agreement beginning in fiscal 2001.

ENVIRONMENTAL MATTERS

     Endo's operations are subject to substantial and evolving federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. Endo believes that its facilities and the facilities of its third party service providers are in substantial compliance with all provisions of federal, state and local laws concerning the environment and does not believe that future compliance with these provisions will have a material adverse effect on its financial condition or results of operations.

SUMMARY OF RECENT TRANSACTIONS

     On August 26, 1997, Endo Pharmaceuticals commenced operations by acquiring pharmaceutical products, related rights and assets of The DuPont Merck Pharmaceutical Company, which subsequently became the DuPont Pharmaceuticals Company. Endo, a Delaware corporation, was incorporated on November 18, 1997 and Endo Pharmaceuticals, a Delaware corporation, was incorporated on April 2, 1997.

     Under the terms of its August 26, 1997 purchase agreement, Endo Pharmaceuticals purchased assets related to the worldwide DuPont generic and multi-source pharmaceutical business (excluding certain territories). This agreement may not be assigned by either party without the other party's consent except to an affiliate or successor or Endo Pharmaceuticals' financial lenders.

     On September 17, 1997, Endo Pharmaceuticals entered into a collaboration agreement with Penwest Pharmaceuticals to exclusively co-develop opioid analgesic products for pain management, using Penwest's patent-protected proprietary technology, for commercial sale worldwide. Under the terms of this agreement, the parties are currently developing an opioid product for the treatment of pain. The parties share on a fifty/fifty basis the costs and profits of products developed under this agreement. At this point in time, Endo cannot predict the cost of this agreement. Endo Pharmaceuticals has exclusive U.S. marketing rights with respect to products developed under this collaboration.

     On November 23, 1998, Endo Pharmaceuticals entered into a license agreement with Hind Healthcare Inc. for the sole and exclusive right to develop, use, market, promote and sell Lidoderm(R) (Lidocaine Patch 5%), a transdermal pharmaceutical patch product for the treatment of post-herpetic neuralgia, in the United States. Endo Pharmaceuticals also has an option to extend this license agreement to other territories within a defined period of time. Endo Pharmaceuticals paid to Hind up-front fees and milestone payments on the occurrence of certain events. Beginning on March 19, 2001 and until the shorter of (1) the life of the last-to-expire patent license pursuant to this license agreement and (2) November 20, 2011, Endo Pharmaceuticals will pay Hind non-refundable royalties, including a minimum annual royalty of at least $500,000 per year, on net sales of the product in the future. Because these royalty payments are based on the net sales of the product, the maximum cost of these royalty payments is uncertain at this time, and, accordingly, Endo cannot currently assess whether payments under this license agreement will be material. In addition, Endo Pharmaceuticals obtained an option for the sole and exclusive license to another format of the licensed product. Endo Pharmaceuticals is required to evaluate this product within six months from the launch of Lidoderm(R) in the United States. Endo Pharmaceuticals must then exercise its option within one month of the completion of its evaluation of the product. Either party may terminate this agreement for material breach. In September 1999, Endo Pharmaceuticals launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In addition to its approval, the FDA granted Lidoderm(R) orphan status, which means seven years of exclusive marketing approval. In other words, for seven years, the FDA will not approve a lidocaine-containing patch product for the indication of the relief of the pain associated with post-herpetic neuralgia.

     In November 1999, Endo Pharmaceuticals entered into a collaboration agreement with Lavipharm Laboratories Inc. pursuant to which Endo Pharmaceuticals obtained exclusive, worldwide rights to Lavipharm's existing drug delivery technology platforms, including, but not limited to, Lavipharm's Quick-Dis and transdermal technologies for use in the field of pain management. Under the terms of the collaboration agreement, Endo Pharmaceuticals and Lavipharm will work jointly on the formulation and development of pain management products using Lavipharm's technology platforms. In addition, if Lavipharm acquires and/or develops additional drug delivery technology, such technology will be made available for Endo Pharmaceuticals' use under the collaboration agreement, provided that there are no contrary encumbrances with respect to such acquired technology. Lavipharm will manufacture products that are jointly developed while Endo Pharmaceuticals will exclusively market and sell these products on a worldwide basis. The collaboration agreement involves the payment by Endo Pharmaceuticals to Lavipharm of up-front and milestone fees, reimbursement of Lavipharm's development cost associated with the products, manufacturing charges and a royalty on sales of jointly developed marketed products by Endo Pharmaceuticals. The amounts payable to Lavipharm under this collaboration agreement are uncertain at this time because these amounts will be based on Endo achieving certain milestones. Currently, Endo cannot predict the likelihood of achieving these milestones nor assess whether the payments under this collaboration agreement will be material. The collaboration agreement may be terminated for material breach by either party, or by either party, if within one hundred eighty days of the effective date of the agreement, the parties have not decided to proceed with product development.

     On February 1, 2000, Endo Pharmaceuticals and Livingston Healthcare Services Inc. entered into an agreement pursuant to which Livingston agreed to provide customer service support, chargeback processing, accounts receivables management, warehouse and distribution services for Endo Pharmaceuticals' products in the United States. See "-- Service Agreements -- Other Service Agreements -- Livingston Healthcare Services Inc."

     On May 5, 2000, Endo Pharmaceuticals entered into a lease and other related agreements with Painters' Crossing One Associates, L.P. This lease will commence on August 1, 2001 for a ten-year term. See "Item 2. Properties."

     On May 8, 2000, Endo Pharmaceuticals entered into an amendment to its manufacture and supply agreement with Mallinckrodt Inc. See "-- Service Agreements -- Third Party Manufacturing/Supply Agreements -- Mallinckrodt Inc." The amendment, which was effective as of December 16, 1999, extended the term of this agreement to June 30, 2004.

     On July 17, 2000, the Company completed its acquisition of Algos Pharmaceutical Corporation, now named Endo Inc. Endo Inc. develops proprietary pain management products, combining existing analgesics, drugs designed to reduce or eliminate pain, with NMDA-receptor antagonist drugs, drugs that block a specific type of pain receptor in human cells, in an attempt to improve the pain relief efficacy of existing drugs such as morphine.

     On December 31, 2000, Endo Pharmaceuticals terminated its co-promotion agreement with Elan Pharmaceuticals, Inc. for the promotion of Lidoderm(R) in accordance with its terms.

     For the year ended December 31, 2000, Endo's Cash Gross Profit (defined in the merger agreement with Algos as equal to gross profit as determined by generally accepted accounting principles excluding non-cash charges) was equal to $153.1 million. Pursuant to the merger agreement with Algos, in the event that Endo (excluding Algos-related revenues and expenses) did not meet or exceed the defined cash gross profit target of $147.4 million for the year ended December 31, 2000, then a certain number of shares of the Company held by the pre-merger Endo stockholders would have had to have been returned to the treasury of the Company thereby increasing the relative percentage ownership of the other shareholders. As a result of the Cash Gross Profit target having been achieved, Endo Pharma LLC, the holding company of substantially all of the shares of the pre-merger Endo stockholders, will not be required to return a portion of its shares in the Company to the Company's treasury so that the percentage ownership of the stockholders will remain unchanged. Accordingly, all references to such an "Adjustment Event" in the warrants issued in the merger with Algos will no longer be applicable. See Note 12 to the accompanying Consolidated Financial Statements for a description of the warrants.

DESCRIPTION OF CREDIT AGREEMENT

     Endo Pharmaceuticals entered into a credit agreement on August 26, 1997 with a number of lenders and The Chase Manhattan Bank, as administrative agent. Under this credit agreement, Endo, as of December 31, 2000, had outstanding a Tranche A Term Loan in the amount of $35.0 million and a Tranche B Term Loan in the amount of $99.0 million. Under the credit agreement, Endo Pharmaceuticals has the ability to borrow on a revolving basis up to $25 million, none of which was outstanding as of December 31, 2000. The Tranche A

Term Loan amortizes quarterly and has a final maturity date of December 31, 2002. The Tranche B Term Loan also amortizes quarterly and has a final maturity date of June 30, 2004. The revolving loans may be borrowed, repaid and reborrowed and have a final maturity of December 31, 2002.

     These loans bear interest at an agreed-upon spread over the applicable base rate (as defined in the credit agreement) or over the London Interbank Offered Rate. The loans outstanding under the credit agreement are secured by a first priority security interest in substantially all of the assets of Endo Pharmaceuticals. These loans are subject to mandatory repayment in limited circumstances. Voluntary prepayments of these loans and voluntary reductions of the credit facility are permitted, in whole or in part, at the option of Endo Pharmaceuticals in minimum principal amounts, without premium or penalty, subject to reimbursement of the lenders' costs under specified circumstances.

     The credit agreement contains representations and warranties, covenants, events of default and other provisions customarily found in similar agreements.

EMPLOYEES

     As of February 28, 2001, Endo had 140 employees, of which 44 are engaged in research and development, 23 in sales and marketing, 16 in quality and approximately 57 in general and administrative capacities. Employees are not represented by unions and Endo believes its relations with its employees are good.

DIVIDEND POLICY

     Endo has never paid cash dividends on its common stock. Furthermore, the payment of cash dividends from earnings is currently restricted by its credit facility. Assuming removal of this restriction, the payment of cash dividends is subject to the discretion of the Endo board of directors and will be dependent on many factors, including Endo's earnings, capital needs and general financial condition. Endo anticipates that, for the foreseeable future, it will retain its earnings in order to finance the expansion of its business.

ITEM 2.  PROPERTIES

     Endo leases all of its properties. Of these, the most significant are its research and development facility located in Garden City, New York and its corporate headquarters in Chadds Ford, Pennsylvania. Through the acquisition of Algos in July 2000, Endo also leases the former corporate headquarters of Algos in Neptune, New Jersey. A description of the material terms of agreements pertaining to these properties follows:

GARDEN CITY, NEW YORK

     DuPont Pharmaceuticals Inc. Lease Agreement. Under this agreement, Endo Pharmaceuticals leases a laboratory and office building from DuPont which is located at DuPont's Garden City, New York manufacturing facility. Endo Pharmaceuticals may use these facilities for the research and development of Endo Pharmaceuticals pharmaceutical products. The lease is not assignable by Endo Pharmaceuticals without the consent of DuPont. After August 26, 2000, the lease may be terminated (1) by Endo Pharmaceuticals, if substantial premise alteration charges are required in order to comply with government regulations,
(2) by DuPont, for tenant damage and destruction to the premises and (3) as a result of arbitration between the parties. The term of the lease is five years, expiring August 26, 2002 and is renewable at Endo Pharmaceuticals' option, provided the related manufacturing and supply agreement between the parties has been renewed, for an additional five-year period or successive one-year periods through August 2007.

CHADDS FORD, PENNSYLVANIA

     Route 202-Concord Partners (formerly Northstar) Lease Agreement. Under this agreement, Endo Pharmaceuticals leases office space in Chadds Ford, Pennsylvania for its headquarters and administrative functions. The lease commenced on October 1, 1997, for an initial term of five years. The annual base rent is adjusted annually by a fixed percentage. After the initial term, the parties may extend this lease for another five-year term. The lease may be assigned or the premises sublet with the landlord's written consent. Endo

Pharmaceuticals and Northstar amended this lease on December 16, 1997, January 6, 1999, November 23, 1999 and November 8, 2000, in order for Endo Pharmaceuticals to acquire additional office space in the same building for an additional fee. The Company intends to allow this lease to lapse in accordance with its terms and to move its headquarters in August 2001.

     Painters' Crossing One Associates, L.P. Lease Agreement. On May 5, 2000, Endo Pharmaceuticals and Painters' Crossing One Associates, L.P. entered into a ten-year lease pursuant to which Painters' Crossing has agreed to lease a building of approximately 47,756 square feet located in Chadds Ford, Pennsylvania. By amendment dated February 26, 2001, this lease will commence on August 1, 2001 and will end on August 31, 2010 for a period of ten years and one month. However, Endo Pharmaceuticals, at its discretion, has the right to terminate this lease at the end of the fifth year, by providing two years' notice and paying a fixed termination fee to Painters' Crossing. During the term of the lease, the annual rent is a fixed amount paid in equal monthly installments that increases after the first five years of the lease.

NEPTUNE, NEW JERSEY

     Commercial Realty & Resources Corp. Lease. Through the acquisition of Algos in July 2000, Endo Inc., as successor to Algos, leases the former Algos corporate headquarters in Neptune, New Jersey. Endo Inc. currently uses this office space for administrative functions. The lease, which is for approximately 21,000 square feet, commenced in April 1998 for an initial term of ten years, with an option to extend the lease for an additional five-year period. Endo Inc. also has an option to purchase the premises during the fourth or fifth year of the initial term of the lease. Additionally, the lease may be assigned or the premises sublet with the landlord's written consent. At the date of the merger with Algos, the Company's management decided that it no longer wished to utilize this office space and accordingly notified the landlord of its desire to vacate the premises. The landlord and Endo are currently negotiating the termination of this lease and a full and final release of Endo from its future obligations under the lease.

ITEM 3.  LEGAL PROCEEDINGS

     On October 20, 2000, The Purdue Frederick Company (and related companies) filed suit against Endo and its subsidiary, Endo Pharmaceuticals Inc., in the U.S. District Court for the Southern District of New York alleging that Endo's bioequivalent version of Purdue Frederick's OxyContin(R), 40 mg strength, infringes three of its patents. This suit arose from the United States Food and Drug Administration (FDA) acceptance of Endo Pharmaceuticals Inc.'s Abbreviated New Drug Application (ANDA) submission for a bioequivalent version of Purdue Frederick's OxyContin(R), 40 mg strength. On March 13, 2001, Purdue Frederick (and related companies) filed a second suit against Endo and Endo Pharmaceuticals Inc. in the U.S. District Court for the Southern District of New York alleging that Endo's bioequivalent versions of Purdue Frederick's OxyContin(R), 10 mg and 20 mg strengths, infringe the same three patents. This suit arose from Endo Pharmaceuticals having amended its earlier ANDA on February 9, 2001, to add bioequivalent versions of the 10 mg and 20 mg strengths of OxyContin(R). For each of the 10 mg, 20 mg and 40 mg strengths of this product, Endo Pharmaceuticals made the required Paragraph IV certification against the patents listed in the FDA's Orange Book as covering these products. OxyContin(R) is indicated for the treatment of moderate-to-severe pain. Although Endo believes the patents asserted by Purdue Frederick are invalid and/or not infringed by Endo's formulation of oxycodone hydrochloride extended-release tablets, 10 mg, 20 mg and 40 mg strengths, no assurance can be given as to the outcome of the patent challenge process.

     In addition to the above, Endo is involved in, or has been involved in, arbitrations or legal proceedings which arise from the normal course of its business. Endo cannot predict the timing or outcome of these claims and proceedings. Currently, Endo is not involved in any arbitration and/or legal proceeding that Endo expects to have a material effect on its business, financial condition or results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding each current executive officer of
Endo:

NAME                                   AGE                     POSITION AND OFFICES
----                                   ---                     --------------------
Carol A. Ammon.......................  50    President, Chief Executive Officer and Director
Mariann T. MacDonald.................  53    Executive Vice President, Operations
Caroline E. Berry....................  32    Senior Vice President, General Counsel & Secretary
Jeffrey R. Black.....................  36    Senior Vice President, Chief Financial Officer and
                                             Treasurer
Peter A. Lankau......................  48    Senior Vice President, U.S. Business
David A.H. Lee, M.D., Ph.D...........  51    Senior Vice President, Research & Development

     CAROL A. AMMON, 50, is President, Chief Executive Officer and Director of Endo. Prior to joining Endo, Ms. Ammon was the President of DuPont Merck's U.S. Pharmaceuticals Division from 1996 through 1997, and from 1993 through 1995 she was the President of Endo Laboratories, L.L.C. She also serves as a director on the boards of the Christiana Care Health System, the St. Louis School of Pharmacy in St. Louis, Missouri and the Pete DuPont Delaware Public Policy Committee.

     MARIANN T. MACDONALD, 52, is Executive Vice President, Operations of Endo. Prior to joining Endo, Ms. MacDonald was Vice President of Business Information, Training, Administration & Technology for the U.S. Pharmaceuticals Division of DuPont Merck from 1996 to 1997 and Vice President of Operations for Endo Laboratories, L.L.C. from 1995 to 1996. From 1993 to 1995, Ms. MacDonald held various management positions in DuPont Merck.

     CAROLINE E. BERRY, 32, is Senior Vice President, General Counsel and Secretary of Endo. Prior to joining Endo, Ms. Berry was an Associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP since 1995.

     JEFFREY R. BLACK, 36, is Senior Vice President, Chief Financial Officer and Treasurer of Endo. Prior to joining Endo, Mr. Black became a Partner in June 1997 with Deloitte & Touche LLP in the New York Merger and Acquisition Services Group, after joining that firm in 1986.

     PETER A. LANKAU, 48, is Senior Vice President, U.S. Business of Endo. Prior to joining Endo in June 2000, Mr. Lankau was Vice President, Sales and Marketing for Alpharma USPD, Inc. in Baltimore, Maryland. He was Vice President,
Sales -- U.S. Pharmaceuticals for Rhone Poulenc Rorer, Inc. from 1996 to 1999, based in Collegeville, Pennsylvania. Prior to 1996, Mr. Lankau was Executive Director, Strategy and Development for RPR from 1995 to 1996. Prior to 1995, he held various management positions at RPR including business unit management, and had responsibility for RPR's generics business as well as managed care.

     DAVID A.H. LEE, M.D. Ph.D., 51, is Senior Vice President, Research & Development and Regulatory Affairs of Endo. Prior to joining Endo in December of 1997, Dr. Lee was Executive Vice President, Research and Development for CoCensys, Inc., an emerging pharmaceuticals company based in Irvine, California, from 1992 through 1997. Prior to joining CoCensys, Dr. Lee held various positions at Solvay Pharmaceuticals in the Netherlands, ranging from head of global clinical development programs to his final position as V.P. Research and Development. Dr. Lee received his M.D. and Ph.D. degrees from the University of London and specialized in internal medicine and gastroenterology, prior to joining the pharmaceutical industry.

     The Company has employment agreements with each of the executive officers.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Endo's common stock has been traded on the Nasdaq under the symbol "ENDP" since July 18, 2000. The following table sets forth the quarterly high and low share price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                                ENDO COMMON
                                                                   STOCK
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
Year Ending December 31, 2000
  3rd Quarter (from July 18, 2000)..........................  $14.50    $5.00
  4th Quarter...............................................  $10.13    $5.50

     As of March 23, 2001, we estimate that there were approximately 133 record holders of our common stock.

     We have not declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains selected financial data for the Company. The consolidated balance sheet data as of December 31, 1997, 1998, 1999 and 2000 and the consolidated statement of operations data for the period from August 26, 1997, the date of the acquisition of the Company from the then DuPont Merck Pharmaceutical Company, to December 31, 1997, the years ended December 31, 1998, 1999 and 2000 have been derived from the consolidated financial statements audited by Deloitte & Touche LLP independent auditors of the Company (except for net income (loss) per share data) and the consolidated balance sheet data as of August 26, 1997 and December 31, 1996 and the consolidated statement of operations data for the periods then ended have been derived from the statements of earnings and statement of assets to be sold audited by PricewaterhouseCoopers LLP, independent accountants. You should read the following information together with the consolidated financial statements and the related notes and "Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations." The information presented below is not necessarily indicative of the results of Endo's future operations.

                                       PREDECESSOR COMPANY(1)                         THE COMPANY
                                    ----------------------------   -------------------------------------------------
                                                                     PERIOD FROM
                                                                     AUGUST 26,
                                                    PERIOD FROM         1997
                                                    JANUARY 1,        (DATE OF
                                     YEAR ENDED       1997 TO      ACQUISITION) TO       YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,    AUGUST 26,      DECEMBER 31,     -------------------------------
                                        1996           1997             1997           1998       1999       2000
                                    ------------   -------------   ---------------   --------   --------   ---------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales.........................    $102,325        $65,077         $ 39,431       $108,370   $138,546   $ 197,429
Cost of sales.....................      48,369         30,551           29,779         54,731     58,263      63,041
                                      --------        -------         --------       --------   --------   ---------
Gross profit......................      53,956         34,526            9,652         53,639     80,283     134,388
Selling, general and
  administrative..................      12,286          5,621            8,707         25,540     42,921      56,537
Research and development..........       6,856          5,253            2,865          5,893      9,373      26,012
Depreciation and amortization.....          --             --            2,340          7,373      8,309      27,624
Compensation related to stock
  options -- primarily selling,
  general and administrative......          --             --               --             --         --      15,300
Purchased in-process research and
  development.....................          --             --           46,000             --         --     133,200
Merger and other related costs....          --             --               --             --         --       1,583
Separation benefits...............          --             --               --             --         --      22,034
                                      --------        -------         --------       --------   --------   ---------
Operating income (loss)...........      34,814         23,652          (50,260)        14,833     19,680    (147,902)
Interest expense, net.............          --             --            5,352         14,451     14,347      15,119
                                      --------        -------         --------       --------   --------   ---------
Income (loss) before income tax
  (benefit).......................      34,814         23,652          (55,612)           382      5,333    (163,021)
Income tax (benefit)..............          --             --          (20,318)           181      2,073      (6,181)
                                      --------        -------         --------       --------   --------   ---------
Net income (loss).................    $ 34,814        $23,652         $(35,294)      $    201   $  3,260   $(156,840)
                                      ========        =======         ========       ========   ========   =========
Net income (loss) per share
  Basic...........................         N/A            N/A         $   (.50)      $   0.00   $    .05   $   (1.97)
  Diluted.........................         N/A            N/A         $   (.50)      $   0.00   $    .05   $   (1.97)
Shares used to compute net income
  (loss) per share
  Basic...........................         N/A            N/A           71,051         71,307     71,332      79,454
  Diluted.........................         N/A            N/A           71,051         71,307     71,332      79,454

                                                                                      THE COMPANY
                                       PREDECESSOR COMPANY(1)      -------------------------------------------------
                                    ----------------------------                     DECEMBER 31,
                                    DECEMBER 31,    AUGUST 26,     -------------------------------------------------
                                        1996           1997             1997           1998       1999       2000
                                    ------------   -------------   ---------------   --------   --------   ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........    $     --        $    --         $ 14,521       $ 17,367   $ 22,028   $  59,196
Working capital...................          --             --           17,659         37,676     49,541      72,759
Total assets......................          --             --          275,496        287,618    329,436     467,840
Total debt........................          --             --          167,472        170,544    191,203     198,525
Other long-term obligations.......          --             --            5,852          6,352      6,745       7,218
Stockholders' equity..............          --             --           74,706         75,358     78,587     198,173

---------------
(1) On August 26, 1997, Endo commenced operations by acquiring certain branded and generic pharmaceutical products, related rights and certain assets of DuPont Pharmaceuticals Company, or the predecessor company. The financial information for the predecessor company is not comparable to Endo's financial information as the business was operated within a division of the predecessor company and historical financial statements were not prepared for the Endo business. These products represented less than 10% of the revenues of DuPont Pharmaceuticals Company. Consolidated balance sheet data of the predecessor company related to these products have been omitted from the table above. It is our understanding that because of the manner in which certain transactions were historically processed, recorded and accumulated, it was not, and is not practicable to prepare complete financial statements. The financial information for the predecessor company includes estimates and allocations that may not necessarily be indicative of the costs that would have resulted if the business had been operated as a separate entity. The consolidated statement of operations data include those net sales, other operating revenue, costs and expenses directly related to the manufacture and distribution of the products acquired including the allocation of certain manufacturing and distribution overhead costs. The consolidated statement of operations data also include direct and allocated expenses for marketing and selling, general and administrative and research and development. In connection with the original formation of the predecessor company, no indebtedness was assumed nor any material indebtedness incurred subsequent to formation. Accordingly, no interest expense has been charged in the consolidated statement of operations data. In addition, although depreciation and amortization expense is included in the allocation of expenses to the acquired products, such amount is not compatible to depreciation and amortization expense of Endo.

    Endo has been informed that it is not practical for the predecessor company to prepare a balance sheet or statement of cash flows related to the products acquired by Endo for any period prior to August 26, 1997. The predecessor company's systems for processing, recording and accumulating transactions were designed to support the management and reporting requirements of the predecessor business as a whole and not designed to support reporting related only to the products acquired by Endo. At the time of the August 26, 1997 acquisition, the products were managed as an integrated part of the predecessor company. Consequently, it is not practical to provide operating cash flow information of the predecessor company related to Endo products before August 26, 1997.

    In addition, the predecessor company's sales, manufacturing, research and development and corporate activities were integrated for all products of the predecessor company, not only those products of Endo. Endo did not acquire the physical assets used to produce the products and these products continue to be manufactured by the predecessor company. Consequently, Endo understands that there has not been a segregation of production assets associated with the products by the predecessor company and accordingly, it is not practical to provide financing or investing cash flow information, such as capital expenditures or depreciation, related to Endo products before August 26, 1997. The omitted predecessor company financial information would not be comparable or meaningful. Consequently, depreciation and amortization expense of the predecessor company is not comparable to depreciation and amortization expense of Endo.

    Due to the August 26, 1997 acquisition, a new basis of accounting has been recorded for the purchase. The predecessor company did not charge to the business interest expense and income taxes, although income tax expense, on a pro forma basis, has been reflected on the face of the predecessor financial statements of $13,926 and $9,461 for the year ended December 31, 1996 and the period ended August 26, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this Form 10-K Annual Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties.

OVERVIEW

     The Company, through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. and Endo Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 69%, 68% and 76% of net sales for the years ended December 31, 1998, 1999 and 2000, respectively. On

August 26, 1997, an affiliate of Kelso & Company and then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals. On November 19, 1999, the Company formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos Pharmaceutical Corporation ("Algos"). The stock of Endo Pharmaceuticals Inc. and the stock of Endo Inc. are the only assets of the Company, and the Company has no other operations or business. The Company was formed as a holding company and incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 223 Wilmington-West Chester Pike, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

     On July 17, 2000, the Company completed its merger with Algos. In the merger, the Company issued to the former Algos stockholders, in the aggregate, 17,810,526 shares of Company common stock and 17,810,526 warrants to purchase in the aggregate up to 20,575,507 additional shares of Company common stock in certain circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. In the merger, the Company also issued to the pre-merger Endo stockholders, in the aggregate, 71,328,424 warrants to purchase in the aggregate up to 29,720,177 additional shares of common stock in certain other circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.

     The merger has been accounted for by the Company using the purchase method of accounting. The assets acquired and liabilities assumed of Algos have been recorded at their fair values based on an independent appraisal.

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

     The Company allocated fair value to the three opioid analgesic projects of
Algos: MorphiDex(R), HydrocoDex(TM) and OxycoDex(TM). The development program for a new pharmaceutical substance involves several different phases prior to drug application. Drug application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise that could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.

     The Company's quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of the Company's customers, market acceptance of the Company's products and the impact of competitive products and pricing.

RESULTS OF OPERATIONS

  General

     Goodwill and other intangibles represent a significant portion of the assets and stockholders' equity of the Company. As of December 31, 2000, goodwill and other intangibles comprised approximately 61% of total assets and 144% of stockholders' equity. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as in the event of a significant adverse change in business conditions or a significant change in the intended use of an asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. As a result of the significance of goodwill and other intangibles, amortization of goodwill and other intangibles will significantly impact the results of operations of the Company. In addition, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill and other intangible assets occur.

  Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

     Net sales for the year ended December 31, 2000 increased by 43% to $197.4 million from $138.5 million in the comparable 1999 period. This increase in net sales was primarily due to the increase in net sales from several recently launched new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain.

     Gross profit for the year ended December 31, 2000 increased by 67% to $134.4 million from $80.3 million in the comparable 1999 period. Gross profit margins increased to 68% from 58% due to the Company's continued focus on a more favorable mix of higher margin products both through product launches as discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of the Company's manufacturing relationship with DuPont Pharmaceuticals, currently the Company's most significant contract manufacturing relationship. If the Company achieves its forecast for revenue and product mix, the Company's management expects the increase in gross profits to continue.

     Selling, general and administrative expenses for the year ended December 31, 2000 increased by 32% to $56.5 million from $42.9 million in the comparable 1999 period. This increase was due to a $8.1 million increase in sales, marketing and promotional efforts in 2000 over the comparable 1999 period to support the recent launch of Lidoderm(R) and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

     Research and development expenses for the year ended December 31, 2000 increased by 177% to $26.0 million from $9.4 million in the comparable 1999 period. This increase was due to the Company's increased spending on products under development that are focused in pain management including the products under development in the former Algos pipeline.

     Depreciation and amortization for the year ended December 31, 2000 increased to $27.6 million from $8.3 million in the comparable 1999 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the intangible assets acquired as a result of the merger with Algos.

     Compensation related to stock options -- primarily selling, general and administrative of $15.3 million reflects the charge arising from the vesting of performance-based stock options granted pursuant to the Endo Pharma LLC Amended and Restated 1997 Stock Option Plans. The amount represents the estimated difference in the market price and the exercise price of the vested stock options. To the extent that additional performance-based stock options vest pursuant to the Endo Pharma LLC Amended and Restated 1997 Stock Option Plans, significant charges may occur in the future. The exercise of stock options pursuant to the Endo Pharma LLC Amended and Restated 1997 Stock Option Plans does not result in the issuance of additional shares in the Company.

     Purchased in-process research and development for the year ended December 31, 2000 of $133.2 million resulted from the estimated fair value of the products under development acquired by the Company in the merger with Algos.

     Merger and other related costs for the year ended December 31, 2000 of $1.6 million resulted from fees incurred as a result of the merger with Algos that were not considered direct costs of the acquisition.

     Separation benefits of $22.0 million for the year ended December 31, 2000 resulted from a $20.8 million charge related to the acceleration of vesting of stock options held by two former executives and a $1.2 million charge from compensation and other benefits pursuant to two separation and release agreements entered into by the Company. The stock compensation charge reflects the estimated difference in the fair value and the exercise price of such stock options on the effective date of the separation and release agreements.

     Interest expense, net for the year ended December 31, 2000 increased by 6% to $15.1 million from $14.3 million in the comparable 1999 period. The increase was due to an increase in interest expense of $1.2 million due to an increase in long-term debt outstanding and an increase in interest expense of $1.2 million due to an increase in interest rates. These increases are offset by an increase in interest income of $1.6 million due to an increase in the average cash balance for the year ended December 31, 2000 compared to the comparable 1999 period. The increase in the average cash balance was primarily the result of acquiring $19.6 million in net cash and cash equivalents in the merger with Algos.

     Income tax benefit for the year ended December 31, 2000 was $6.2 million. In the year ended December 31, 2000, the Company recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts in the foreseeable future.

  Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Net sales for the year ended December 31, 1999 increased by 28% to $138.5 million from $108.4 million in the comparable 1998 period. This increase in net sales was primarily due to the launch of several new products. In April 1998, the Company terminated a promotional agreement with a third party regarding Moban(R) tablets and liquid, and began its own promotion of the product for the management of psychotic disorders. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain. In February 1999, the Company launched Zydone(R) tablets, a hydrocodone/acetaminophen offering for moderate-to-moderately-severe pain. In September 1999, the Company launched Lidoderm(R), the first and only FDA approved product for the treatment of the pain of post-herpetic neuralgia. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325.

     Gross profit for the year ended December 31, 1999 increased by 50% to $80.3 million from $53.6 million in the comparable 1998 period. Gross profit margins increased to 58% from 49% substantially due to the existing fixed cost nature of the Company's manufacturing relationship with DuPont Pharmaceuticals, currently the Company's most significant contract manufacturing relationship. In addition, the increase in gross profit margins is due to the Company's continued focus since the asset purchase transaction in August 1997 on a more favorable mix of higher margin products both through product launches, as discussed above, as well as discontinuation of some lower margin non-core products. If the Company achieves its forecast for revenue and product mix, the Company's management expects the increase in gross profit margins to continue.

     Selling, general and administrative expenses for the year ended December 31, 1999 increased by 68% to $42.9 million from $25.5 million in the comparable 1998 period. This increase was substantially due to the increased sales and promotional efforts to support the launches of Zydone(R), Lidoderm(R), and the launches of Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325. In February 1999, the Company deployed a dedicated contract field force of approximately 300 part-time sales representatives to promote these new products, which was an increase from the prior field force of approximately 100 sales representatives.

     Research and development expenses for the year ended December 31, 1999 increased by 59% to $9.4 million from $5.9 million in the comparable 1998 period. This increase was due to increased spending on products under development focused in pain management.

     Depreciation and amortization for the year ended December 31, 1999 increased by 13% to $8.3 million from $7.4 million in the comparable 1998 period. This increase was primarily due to the increase in capital spending required since the Company's inception in August 1997.

     Interest expense, net for the year ended December 31, 1999 decreased by 1% to $14.3 million from $14.5 million in the comparable 1998 period. The decrease in interest expense of $1.0 million due to lower interest rates applicable to long-term debt was substantially offset by an increase in interest expense of $1.0 million due to an increase in long-term debt during 1999. In addition, interest income increased by $.2 million due to a higher average cash balance.

     Income taxes for the year ended December 31, 1999 increased to $2.1 million from $.2 million for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by $21.3 million to $35.1 million for the year ended December 31, 2000 from $13.8 million for the comparable 1999 period. This increase was substantially due to the cash provided by the increase in net sales and gross profit for the year ended December 31, 2000 compared to the year ended December 31, 1999 offset by an increase in selling, general and administrative expenses and research and development expenses for the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Net cash provided by investing activities increased by $27.2 million to $18.1 million for the year ended December 31, 2000 from $9.1 million of net cash utilized in investing activities for the comparable 1999 period. This increase in net cash was substantially due to the net cash acquired in the merger with Algos of $19.6 million. In addition, this increase in net cash was due to a $6.0 million decrease in license fees paid by the Company due to the Company's payment for its license of Lidoderm(R) and the Company's $1.0 million payment for its exclusive license of technologies for pain management from Lavipharm Laboratories, Inc. both made in 1999. The remaining increase in cash provided by investing activities is due to a $.6 million decrease in capital expenditures due to the completion of an enterprise software system implementation during 1999.

     Net cash utilized in financing activities increased by $16.0 million due to repayments made on Endo Pharmaceuticals' credit facility.

     Net cash provided by operating activities decreased to $13.8 million for the year ended December 31, 1999 from $20.9 million for the year ended December 31, 1998. This decrease was primarily due to an increase in accounts receivable due to increased net sales and the build up of inventories to support the launches of Lidoderm(R), Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650.

     Net cash utilized in investing activities increased to $9.1 million for the year ended December 31, 1999 from $3.5 million for the year ended December 31, 1998. In addition, this increase in net cash was due to a $6.0 million decrease in license fees paid by the Company due to the Company's payment for its license of Lidoderm(R) and the Company's $1.0 million payment for its exclusive license of technologies for pain management from Lavipharm Laboratories, Inc. both made in 1999.

     No significant net cash was utilized for financing activities in the year ended December 31, 1999. Net cash utilized for financing activities was $14.5 million during the year ended December 31, 1998 substantially due to a $15 million voluntary prepayment in 1998 of the credit facility.

     The Company's cash and cash equivalents totaled $59.2 million at December 31, 2000. The Company believes that its (a) cash and cash equivalents, (b) cash flow from operations and (c) existing credit facility (which has an available unused line of credit of $25 million) will be sufficient to meet its normal operating, investing and financing requirements in the foreseeable future. In the event that the Company makes any significant acquisitions or other strategic investments, it may be required to raise additional funds, through the issuance of additional debt or equity securities.

     The Company's quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of the Company's products and the impact of competitive products and pricing. A substantial portion of the Company's net sales are through wholesale drug distributors who in turn supply Endo's products to pharmacies, hospitals and physicians. Accordingly, the Company is potentially subject to a concentration of credit risk with respect to its trade receivables.

     The Company continues to evaluate growth opportunities including strategic investments, licensing arrangements and acquisitions of product rights or technologies, which could require significant capital resources.

     The Company currently has no operations outside of the United States. As a result, fluctuations in foreign currency exchange rates do not have a material effect on the financial statements.

     The Company does not believe that inflation had a material adverse effect on the financial statements for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

     Effective January 1, 2001, the Company recorded $228,000 as an accumulated transition adjustment as a reduction to earnings relating to fair value hedges.

     In December 1999, the SEC issued Staff Accounting Bulletin, SAB 101, entitled "Revenue Recognition in Financial Statements" as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this guideline had no effect on the Company's financial statements.

     In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The adoption of this interpretation had no effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is to changes in interest rates (LIBOR) on its variable rate borrowings. The Company does not utilize derivative financial instruments for trading purposes and holds no derivative financial instruments that could expose the Company to significant market risk. The Company monitors interest rates and enters into interest rate agreements as considered appropriate. To manage a portion of its exposure to fluctuations in interest rates, the Company has entered into an interest rate cap agreement with a notional amount of $70.0 million. The interest rate cap agreement sets a maximum LIBOR rate of 8% that the Company will pay on the related notional amounts.

     To the extent that the Company's financial instruments exposes it to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's term loans, notes payable and interest rate cap as of December 31, 2000 and December 31, 1999. You should read Notes 6 and 7 to the Company's consolidated financial statements for the year ended December 31, 2000, together with the tables below.

SCHEDULE OF INTEREST RATE SENSITIVE ASSETS AND LIABILITIES AT DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                      YEAR OF MATURITY
                                     --------------------------------------------------    TOTAL DUE    FAIR VALUE
                                      2001      2002      2003      2004     THEREAFTER   AT MATURITY   AT 12/31/00
                                     -------   -------   -------   -------   ----------   -----------   -----------
INTEREST RATE SENSITIVE
  LIABILITIES:
SHORT-TERM AND VARIABLE RATE
  BORROWINGS
Tranche A term loan................  $18,821   $16,140                                     $ 34,961      $ 34,961
  Average interest rate............     7.75%     7.75%                                        7.75%
Tranche B term loan................   17,550       807   $37,121   $43,576                   99,054        99,054
  Average interest rate............     8.75%     8.75%     8.75%     8.75%                    8.75%
                                     -------   -------   -------   -------                 --------      --------
Total..............................   36,371    16,947    37,121    43,576                  134,015       134,015
FIXED-RATE BORROWINGS
Acquisition Note Payable...........              3,889                                        3,889         3,308
  Average interest rate............               9.75%                                        9.75%
Other Notes Payable................             69,000                                       69,000        61,202
  Average interest rate............               7.23%                                        7.23%
                                     -------   -------   -------   -------                 --------      --------
Total interest rate sensitive
  liabilities......................  $36,371   $89,836   $37,121   $43,576                 $206,904      $198,525
                                     =======   =======   =======   =======                 ========      ========
Weighted average interest rate.....     8.23%     7.45%     8.75%     8.75%                    8.09%
                                     =======   =======   =======   =======                 ========
INTEREST RATE INSTRUMENTS:
  Interest rate cap................  $   311
                                     =======
  Cap rate.........................     8.00%
                                     =======

SCHEDULE OF INTEREST RATE SENSITIVE ASSETS AND LIABILITIES AT DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                      YEAR OF MATURITY
                                     --------------------------------------------------    TOTAL DUE    FAIR VALUE
                                      2000      2001      2002      2003     THEREAFTER   AT MATURITY   AT 12/31/99
                                     -------   -------   -------   -------   ----------   -----------   -----------
INTEREST RATE SENSITIVE
  LIABILITIES:
SHORT-TERM AND VARIABLE RATE
  BORROWINGS
Tranche A term loan................  $12,040   $15,538   $19,422                           $ 47,000      $ 47,000
  Average interest rate............     8.40%     8.40%     8.40%                              8.40%
Tranche B term loan................    3,945       971       971   $44,672    $52,441       103,000       103,000
  Average interest rate............     8.90%     8.90%     8.90%     8.90%      8.90%         8.90%
                                     -------   -------   -------   -------    -------      --------      --------
Total..............................   15,985    16,509    20,393    44,672     52,441       150,000       150,000
FIXED-RATE BORROWINGS
Acquisition Note Payable...........                        3,889                              3,889         3,002
  Average interest rate............                         9.75%                              9.75%
Other Notes Payable................                       46,000                             46,000        38,201
  Average interest rate............                         7.00%                              7.00%
                                     -------   -------   -------   -------    -------      --------      --------
Total interest rate sensitive
  liabilities......................  $15,985   $16,509   $70,282   $44,672    $52,441      $199,889      $191,203
                                     =======   =======   =======   =======    =======      ========      ========
INTEREST RATE INSTRUMENTS:
  Interest rate cap................  $    50
                                     =======
  Cap rate.........................     8.00%
                                     =======

     The most significant changes to interest rate sensitive assets and liabilities were increases in interest rates from 1999 to 2000, and additional notes issued during 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information concerning directors of the Company required under this
Item is incorporated by reference from the Company's definitive information statement, filed pursuant to Regulation 14C relating to its Annual Meeting and written consent in lieu thereof (the "2001 Information Statement").

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this item is provided under Item 4A of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference from the Company's 2001 Information Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference from the Company's 2001 Information Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference from the Company's 2001 Information Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report on Form 10-K

     1. Consolidated Financial Statements: (See accompanying Index to Consolidated Financial Statements).

     2. Consolidated Financial Statement Schedule:

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                 BALANCE AT                                          BALANCE
                                                BEGINNING OF                                        AT END OF
                                                   PERIOD      ADDITIONS   DEDUCTIONS(1)    OTHER    PERIOD
                                                ------------   ---------   --------------   -----   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1998..................      $181        $  141        $    (7)       --       $315
                                                    ====        ======        =======         ==      ====
Year Ended December 31, 1999..................      $315        $  150        $   (21)       --       $444
                                                    ====        ======        =======         ==      ====
Year Ended December 31, 2000..................      $444        $1,128        $(1,057)       --       $515
                                                    ====        ======        =======         ==      ====

---------------
(1) Accounts written-off.

     3. Exhibits:

EXHIBIT
  NO.                                TITLE
-------                              -----
  2.1     Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the "Merger Agreement"), by and among Endo
          Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos
          Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on
          Form S-4 of the Registrant (Registration No. 333-39040) (the
          "Registration Statement"), filed with the Securities and
          Exchange Commission (the "Commission") on June 9, 2000)
  2.2     Amendment, dated as of April 17, 2000, to the Merger
          Agreement, by and between Endo, Endo Inc. and Algos
          (incorporated herein by reference to Exhibit 2.2 of the
          Registration Statement filed with the Commission on June 9,
          2000)
  2.3     Asset Purchase Agreement, dated as of August 27, 1997, by
          and between Endo Pharmaceuticals Inc. ("Endo
          Pharmaceuticals") and The DuPont Merck Pharmaceutical
          Company ("DuPont Merck Pharmaceutical") (incorporated herein by reference to Exhibit 2.3 of the Registration Statement
          filed with the Commission on June 9, 2000)
  3.1     Amended and Restated Certificate of Incorporation of Endo
          (incorporated herein by reference to Exhibit 3.1 of the Form
          10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
  3.2     Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
  4.1     Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC
          ("Endo LLC"), Kelso Investment Associates V, L.P. ("KIA V"),
          Kelso Equity Partners V, L.P. ("KEP V") and the Management
          Stockholders (as defined therein) (incorporated herein by
          reference to Exhibit 4.1 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
  4.2     Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP
          V and the Employee Stockholders (as defined therein)
          (incorporated herein by reference to Exhibit 4.2 of the Form
          10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
  4.3     Form of Stock Certificate of Endo Common Stock (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the
          Quarter ended June 30, 2000 filed with the Commission on
          August 15, 2000)
  4.4     Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by
          reference to Exhibit 4.4 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
 10.1     Endo Warrant Agreement, dated as of July 17, 2000, by and
          between Endo and United States Trust Company of New York
          (incorporated herein by reference to Exhibit 10.1 of the
          Form 10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
 10.2     Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York
          (incorporated herein by reference to Exhibit 10.2 of the
          Form 10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
 10.3     Form of Series A Warrant to Purchase Shares of Common Stock
          and Warrants of Endo (incorporated herein by reference to
          Exhibit 10.3 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.4     Letter Agreement, dated as of November 26, 1999, by and
          among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement
          filed with the Commission on June 9, 2000)
 10.5     Tax Sharing Agreement, dated as of July 17, 2000, by and
          among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
          2000)
 10.6     Agreement, dated as of July 17, 2000, by and between Endo
          and Endo LLC (incorporated herein by reference to Exhibit
          10.6 of the Form 10-Q for the Quarter ended June 30, 2000
          filed with the Commission on August 15, 2000)
 10.7     Credit Agreement, dated as of August 26, 1997, by and
          between Endo Pharmaceuticals and The Chase Manhattan Bank
          (incorporated herein by reference to Exhibit 10.7 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.8     [Intentionally Omitted.]
 10.9     [Intentionally Omitted.]
 10.10    Sole and Exclusive License Agreement, dated as of November
          23, 1998, by and between Endo Pharmaceuticals and Hind
          Health Care, Inc. (incorporated herein by reference to
          Exhibit 10.10 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.11    Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC
          and DuPont Merck Pharmaceutical (incorporated herein by
          reference to Exhibit 10.11 of the Registration Statement
          filed with the Commission on June 9, 2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
 10.12    Anti-Epileptic License Agreement, dated as of October 27,
          1997, by and among Endo Pharmaceuticals, Endo Laboratories,
          LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement
          filed with the Commission on June 9, 2000)
 10.13    Product Development, Manufacturing and Supply Agreement,
          dated as of October 29, 1999, by and between Endo
          Pharmaceuticals and Lavipharm Laboratories Inc.
          (incorporated herein by reference to Exhibit 10.13 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.14    Supply and Manufacturing Agreement, dated as of November 23,
          1998, by and between Endo Pharmaceuticals and Teikoku
          Seiyaku Co., Ltd (incorporated herein by reference to
          Exhibit 10.14 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.15    Supply Agreement, dated as of July 1, 1998, by and between
          Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt")
          (incorporated herein by reference to Exhibit 10.15 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.16    Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and
          Mallinckrodt (incorporated herein by reference to Exhibit
          10.16 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.17    Manufacture and Supply Agreement, dated as of August 26,
          1997, by and among Endo Pharmaceuticals, DuPont Merck
          Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)
 10.18    Strategic Alliance Agreement, dated as of September 17,
          1997, by and between Endo Pharmaceuticals and Penwest
          Pharmaceuticals Group (incorporated herein by reference to
          Exhibit 10.18 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.19    Agreement, dated as of February 1, 2000, by and between Endo
          Pharmaceuticals and Livingston Healthcare Services Inc.
          (incorporated herein by reference to Exhibit 10.19 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.20    Medical Affairs Support Services Agreement, dated as of June
          1, 1999, by and between Endo Pharmaceuticals and Kunitz and
          Associates, Inc. (incorporated herein by reference to
          Exhibit 10.20 of the Registration Statement filed with the
          Commission on June 9, 2000)
*10.21    Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan
          (incorporated herein by reference to Exhibit 10.21 of the
          Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.22    Endo LLC Amended and Restated 1997 Employee Stock Option
          Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.23    Endo LLC Amended and Restated 1997 Executive Stock Option
          Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.24    Endo LLC 2000 Amended and Restated Supplemental Employee
          Stock Option Plan (incorporated herein by reference to
          Exhibit 10.24 of the Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 2000)
*10.25    Endo LLC 2000 Amended and Restated Supplemental Executive
          Stock Option Plan (incorporated herein by reference to
          Exhibit 10.25 of the Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
*10.26    Employment Agreement, dated as of July 17, 2000, by and
          between Endo and John W. Lyle (incorporated herein by
          reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000)
*10.27    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and Carol A.
          Ammon (incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.28    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and Jeffrey R.
          Black (incorporated herein by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.29    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and David
          Allen Harvey Lee, MD, Ph.D. (incorporated herein by
          reference to Exhibit 10.29 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
*10.30    Amended and Restated Employment Agreement, dated as April
          26, 2000, by and between Endo Pharmaceuticals and Mariann T.
          MacDonald (incorporated herein by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
 10.31    Separation and Release Agreement, dated as of March 22,
          2000, by and between Endo Pharmaceuticals, Endo and Osagie
          O. Imasogie (incorporated herein by reference to Exhibit
          10.31 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.32    Separation and Release Agreement, dated as of April 20,
          2000, by and between Endo Pharmaceuticals, Endo and Louis J.
          Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on
          June 9, 2000)
 10.33    Office Lease, dated as of August 26, 1997, by and between
          Endo Pharmaceuticals and Northstar Development Company
          (incorporated herein by reference to Exhibit 10.33 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.34    Lease Agreement, dated as of May 5, 2000, by and between
          Endo Pharmaceuticals and Painters' Crossing One Associates,
          L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June
          9, 2000)
*10.35    Employment Agreement, dated as of September 5, 2000, by and between Endo and Caroline E. Berry (incorporated herein by reference to Exhibit 10.35 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
*10.36    Employment Agreement, dated as of August 11, 2000, by and
          between Endo and Peter A. Lankau (incorporated herein by
          reference to Exhibit 10.36 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
 10.37    License Agreement, dated as of August 16, 1993, by and
          between Endo Inc. (f/k/a Algos Pharmaceutical Corporation)
          and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on
          Form S-1 of Algos Pharmaceutical Corporation declared
          effective on September 25, 1996)
 10.38    Lease Agreement, dated as of March 27, 1997, by and between
          Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and
          Commercial Realty & Resources Corp. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report of Algos
          Pharmaceutical Corporation on Form 10-Q for the Quarter
          Ended March 31, 1997)

EXHIBIT
  NO.                                TITLE
-------                              -----
 21       Subsidiaries of the Company
 24       Power of Attorney

---------------
* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K.

     On October 11, 2000 and October 25, 2000, the Company filed Forms 8-K with respect to press releases that the Company issued. No financial statements were filed in connection with either such Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENDO PHARMACEUTICALS HOLDINGS INC.
                                          (Registrant)

                                          /s/       CAROL A. AMMON
                                          --------------------------------------
                                          Name: Carol A. Ammon
                                          Title:  President and Chief Executive
                                          Officer

                                          /s/      JEFFREY R. BLACK
                                          --------------------------------------
                                          Name: Jeffrey R. Black
                                          Title:Senior Vice President and Chief
                                                Financial Officer

Date: March 29, 2001

                               POWER OF ATTORNEY

     Each of the undersigned, hereby constitutes and appoints each of Carol A. Ammon, James J. Connors, II, Jeffrey R. Black and Stanley de J. Osborne to be his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, and to sign for the undersigned and in each of their respective names in any and all capacities stated below, this Annual Report on Form 10-K (and any amendments hereto) and to file the same, with exhibits hereto and thereto and other documents in connection herewith and therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report and Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
                /s/ CAROL A. AMMON                   Chief Executive Officer,           March 29, 2001
---------------------------------------------------    President and Director
                  Carol A. Ammon

                         *                           Director                           March 29, 2001
---------------------------------------------------
                Michael B. Goldberg

                         *                           Director                           March 29, 2001
---------------------------------------------------
                   Michael Hyatt

                         *                           Director                           March 29, 2001
---------------------------------------------------
                  Roger H. Kimmel

                         *                           Director                           March 29, 2001
---------------------------------------------------
                 Frank J. Loverro

                         *                           Director                           March 29, 2001
---------------------------------------------------
                   John W. Lyle

                         *                           Director                           March 29, 2001
---------------------------------------------------
                Michael W. Mitchell

                         *                           Director                           March 29, 2001
---------------------------------------------------
             Joseph T. O'Donnell, Jr.

                         *                           Director                           March 29, 2001
---------------------------------------------------
                David I. Wahrhaftig

             *By: /s/ JEFFREY R. BLACK               Attorney-in-fact
   ---------------------------------------------
                 Jeffrey R. Black

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, 1999 and 1998....................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Endo Pharmaceuticals Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 23, 2001

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000         1999
                                                              ---------    --------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  59,196    $ 22,028
  Accounts receivable, net of allowance of $515 and $444 at
     December 31, 2000 and 1999, respectively...............     78,312      62,254
  Inventories...............................................     29,746      21,269
  Prepaid expenses..........................................      3,496       3,356
  Deferred income taxes.....................................      2,304       9,520
                                                              ---------    --------
          Total current assets..............................    173,054     118,427
                                                              ---------    --------
PROPERTY AND EQUIPMENT, Net.................................      5,742       5,712
GOODWILL AND OTHER INTANGIBLES, Net of amortization of
  $41,468 and $15,625 at December 31, 2000 and 1999,
  respectively..............................................    284,560     192,081
DEFERRED INCOME TAXES.......................................        736       8,636
RESTRICTED CASH.............................................        150
OTHER ASSETS................................................      3,598       4,580
                                                              ---------    --------
TOTAL ASSETS................................................  $ 467,840    $329,436
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  15,855    $ 19,185
  Accrued expenses..........................................     45,520      33,641
  Income taxes payable......................................      2,549          75
  Current portion of long-term debt.........................     36,371      15,985
                                                              ---------    --------
          Total current liabilities.........................    100,295      68,886
                                                              ---------    --------
LONG-TERM DEBT, Less current portion........................    162,154     175,218
OTHER LIABILITIES...........................................      7,218       6,745
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 40,000,000 shares
     authorized; none issued
  Common Stock, $.01 par value; 175,000,000 shares
     authorized; 89,138,950
     and 71,323,644 shares issued in 2000 and 1999,
      respectively..........................................        891         713
  Additional paid-in capital................................    385,955     109,707
  Accumulated deficit.......................................   (188,673)    (31,833)
                                                              ---------    --------
          Total Stockholders' Equity........................    198,173      78,587
                                                              ---------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 467,840    $329,436
                                                              =========    ========

                See notes to consolidated financial statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
NET SALES..............................................  $  197,429    $  138,546    $  108,370
COST OF SALES..........................................      63,041        58,263        54,731
                                                         ----------    ----------    ----------
GROSS PROFIT...........................................     134,388        80,283        53,639
                                                         ----------    ----------    ----------
COSTS AND EXPENSES:
  Selling, general and administrative..................      56,537        42,921        25,540
  Research and development.............................      26,012         9,373         5,893
  Depreciation and amortization........................      27,624         8,309         7,373
  Compensation related to stock options -- primarily
     selling, general and administrative...............      15,300
  Purchased in-process research and development........     133,200
  Merger and other related costs.......................       1,583
  Separation benefits..................................      22,034
                                                         ----------    ----------    ----------
OPERATING (LOSS) INCOME................................    (147,902)       19,680        14,833
                                                         ----------    ----------    ----------
INTEREST EXPENSE, Net of interest income of $2,700,
  $1,065 and $838, respectively........................      15,119        14,347        14,451
                                                         ----------    ----------    ----------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)..............    (163,021)        5,333           382
                                                         ----------    ----------    ----------
INCOME TAX (BENEFIT)...................................      (6,181)        2,073           181
                                                         ----------    ----------    ----------
NET (LOSS) INCOME......................................  $ (156,840)   $    3,260    $      201
                                                         ==========    ==========    ==========
NET (LOSS) INCOME PER SHARE
  Basic and Diluted....................................  $    (1.97)   $      .05    $     0.00
                                                         ==========    ==========    ==========
  Weighted average shares (Basic and Diluted)..........  79,454,223    71,332,266    71,307,302
                                                         ==========    ==========    ==========

                See notes to consolidated financial statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON     ADDITIONAL                     TOTAL
                                            NUMBER     STOCK AT     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                          OF SHARES    PAR VALUE    CAPITAL       DEFICIT        EQUITY
                                          ----------   ---------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 1997..............  71,051,066     $710       $109,290     $ (35,294)     $  74,706
Issuance of Common Stock................     291,310        3            448                          451
Net Income..............................                                               201            201
                                          ----------     ----       --------     ---------      ---------
BALANCE, DECEMBER 31, 1998..............  71,342,376      713        109,738       (35,093)        75,358
Repurchase of Common Stock -- at cost...     (18,732)                    (31)                         (31)
Net income..............................                                             3,260          3,260
                                          ----------     ----       --------     ---------      ---------
BALANCE, DECEMBER 31, 1999..............  71,323,644      713        109,707       (31,833)        78,587
Exercise of stock options...............       4,780                       7                            7
Compensation related to stock options --
  separation benefits...................                              20,782                       20,782
Issuance of Common Stock................  17,810,526      178        240,159                      240,337
Compensation related to stock options...                              15,300                       15,300
Net loss................................                                          (156,840)      (156,840)
                                          ----------     ----       --------     ---------      ---------
BALANCE, DECEMBER 31, 2000..............  89,138,950     $891       $385,955     $(188,673)     $ 198,173
                                          ==========     ====       ========     =========      =========

                See notes to consolidated financial statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                              2000         1999        1998
                                                            ---------    --------    --------
OPERATING ACTIVITIES:
  Net (loss) income.......................................  $(156,840)   $  3,260    $    201
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization........................     27,624       8,309       7,373
     Purchased in-process research and development........    133,200
     Accretion of promissory notes........................      3,579       2,001         675
     Deferred income taxes................................     (8,732)      1,998         164
     Amortization of deferred financing costs.............      1,234       1,199       1,283
     Non-cash portion of separation benefits..............     20,782
     Compensation related to stock options................     15,300
     Other noncash charges................................                                133
  Changes in assets and liabilities which provided (used)
     cash:
     Accounts receivable..................................    (15,960)    (29,245)    (11,886)
     Inventories..........................................     (8,477)     (6,808)     (1,368)
     Other assets.........................................       (238)     (3,533)
     Accounts payable.....................................     (6,792)      7,234       5,099
     Accrued expenses.....................................     27,367      28,958      18,758
     Income taxes payable.................................      2,549
     Other liabilities....................................        473         393         500
                                                            ---------    --------    --------
       Net cash provided by operating activities..........     35,069      13,766      20,932
                                                            ---------    --------    --------
INVESTING ACTIVITIES:
  Purchase of property and equipment......................     (1,534)     (2,124)     (1,487)
  Acquisition of licensing rights.........................                 (6,950)     (2,050)
  Net cash acquired in the Merger.........................     19,611
                                                            ---------    --------    --------
       Net cash provided by (used in) investing
          activities......................................     18,077      (9,074)     (3,537)
                                                            ---------    --------    --------
FINANCING ACTIVITIES:
  Issuance of Common Stock................................                                451
  Exercise of stock options...............................          7
  Repurchase of Common Stock..............................                    (31)
  Repayments of long-term debt............................    (15,985)                (15,000)
                                                            ---------    --------    --------
       Net cash used in financing activities..............    (15,978)        (31)    (14,549)
                                                            ---------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................     37,168       4,661       2,846
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............     22,028      17,367      14,521
                                                            ---------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $  59,196    $ 22,028    $ 17,367
                                                            ---------    --------    --------
SUPPLEMENTAL INFORMATION:
  Interest paid...........................................  $  13,205    $ 12,194    $ 14,401
                                                            ---------    --------    --------
  Income taxes paid.......................................  $      75    $     17
                                                            ---------    --------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Promissory note issued under Manufacturing and Supply
     Agreement............................................  $  19,727    $ 18,655    $ 17,397
                                                            ---------    --------    --------
  Fair value of net assets acquired in the Merger, net of
     cash.................................................  $ 228,941
                                                            ---------

                See notes to consolidated financial statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND ACQUISITIONS

     Endo Pharmaceuticals Holdings Inc. (the "Company"), through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. ("Endo") and Endo Inc., is engaged in the sales, marketing, research and development of branded and generic pharmaceutical products primarily in the United States.

     On August 26, 1997, Endo commenced operations by acquiring certain branded and generic pharmaceutical products, related rights and certain assets of Dupont Pharmaceuticals Company ("Dupont", formerly The Dupont Merck Pharmaceutical Company, Dupont Merck Pharma and Endo Laboratories, L.L.C.) (the "Acquisition"). The purchase price for the Acquisition of approximately $277 million (including approximately $15 million in transaction fees) was financed with approximately $275 million in cash from (i) borrowings of $165 million under a credit facility with a group of banks and (ii) the issuance of $110 million of Common Stock and Class A Common Stock of Endo for cash to certain affiliates and designees of Kelso & Company, Inc. ("Kelso"), management and certain other investors; and
(iii) the issuance of a promissory note to Dupont of approximately $2 million.

     The Acquisition was accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price was allocated to the underlying assets of the business acquired based on their estimated fair values at the date of acquisition. The final value of acquired in-process research and development was $46 million and charged to expense at the date of the Acquisition. The excess of the purchase price over the tangible and identifiable intangible assets was allocated to goodwill. In consideration of services provided by an individual prior to the Acquisition, such individual was granted contingent consideration of $2 million only upon the occurrence of certain events. This amount will be expensed in the period the contingency is resolved.

     The final allocation of the purchase price was as follows (in thousands):

Inventories.................................................  $ 23,642
Property and equipment......................................     3,423
Acquired in-process research and development................    46,000
Goodwill....................................................   196,706
Debt issuance costs.........................................     7,190
                                                              --------
Total purchase price........................................  $276,961
                                                              ========

     The Acquisition included various on-going projects to research and develop innovative new products primarily for pain management. As a result, a portion of the total purchase price for the Acquisition was allocated to these acquired in-process research and development projects ("IPRD"). At the time of the Acquisition, the total number of projects acquired and in various phases of development was 15. The development program for a new pharmaceutical substance involves several different phases prior to drug application. Generic and branded Phase II projects ranged from 20% to 50% completed at the time of the Acquisition. Branded Phase III projects were approximately 90% completed at the time of the Acquisition. Drug application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise which could cause a project to be withdrawn, including a drug being shown as ineffective during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use.

     The methodology used by the Company in determining the value of IPRD was:
1) identify the various on-going projects that the Company will prioritize and continue; 2) project net future cash flows of the identified projects based on current demand and pricing assumptions, less the anticipated expenses to complete the development program, drug application, and launch the product (significant net cash inflows

                       ENDO PHARMACEUTICALS HOLDINGS INC.

were projected to commence in 1999); 3) discount these cash flows based on a risk-adjusted discount rate (17%); and 4) apply the estimated percentage of completion to the discounted cash flow for each individual project. The discount rate was determined after considering various uncertainties at the time of the Acquisition, primarily the stage of project completion.

     A summary of the various projects included in IPRD follows (dollars in thousands). Projects included as IPRD and reflected in the below schedule include Percocet(R) 2.5/325, Percocet(R) 7.5/500, Percocet(R) 10.0/650, Zydone(R) and Morphine Sulfate Extended Release Tablets, all of which have been subsequently completed and commercially launched by the Company. There can be no assurance that other projects acquired and included in IPRD will prove successful.

                                                         NUMBER OF    ESTIMATED
                                                         PROJECTS       VALUE
                                                         ---------    ---------
Generic projects -- Phase II...........................      9         $13,000
Branded projects -- Phase II...........................      4          21,000
Branded projects -- Phase III..........................      2          12,000
                                                            --         -------
                                                            15         $46,000
                                                            ==         =======

     On November 18, 1997, the Company, a Delaware corporation, was established for the sole purpose of holding all of the shares of capital stock of Endo. As of December 1, 1998, the stockholders of Endo became the stockholders of the Company, owning the same interests in the Company that they formerly owned in Endo.

     On November 19, 1999, the Company formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos Pharmaceutical Corporation ("Algos"). The stock of Endo and the stock of Endo Inc. are the only assets of the Company, and the Company has no other operations or business.

     On July 14, 2000, Endo Pharma LLC was formed to ensure that the stock options granted pursuant to the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, as amended and restated, the "Endo Pharma LLC 1997 Stock Option Plans") diluted only the pre-Merger holders of Endo Common Stock (see Note 12). Subsequent to the Merger, only currently outstanding shares of Common Stock of the Company held by Endo Pharma LLC will be issued upon the exercise of these stock options. Because Endo Pharma LLC, and not the Company, will provide the shares issued upon the exercise of the options, the Company has entered into a tax sharing agreement with Endo Pharma LLC under which the Company will pay to Endo Pharma LLC the amount of the tax benefits it receives as a result of the exercise of these stock options into shares of Common Stock held by Endo Pharma LLC for the years in which these tax benefits arise. No payments have been made or accrued for the year ended December 31, 2000.

     On November 29, 1999, the Company and Algos Pharmaceutical Corporation ("Algos") announced that they had entered into a definitive merger agreement providing for the merger (the "Merger") of Algos into Endo Inc., a newly formed, wholly owned subsidiary of the Company. The Merger, which was completed on July 17, 2000, has been accounted for by the Company using the purchase method of accounting. The assets acquired and liabilities assumed of Algos were recorded at their fair values at the date of acquisition based on an independent appraisal. The assets acquired and liabilities assumed, results of operations and cash flows of Algos have been included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000.

     The total purchase price of $248.6 million (including approximately $7.0 million in transaction fees) was determined using an average closing price of the Algos common stock for a reasonable period of time before and after the April 17, 2000 measurement date of $13.54 and the 17,832,106 common shares and common share equivalents outstanding at the date of the Merger (including 21,580 outstanding Series A Warrants). The allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to

                       ENDO PHARMACEUTICALS HOLDINGS INC.

workforce in place of $11.9 million which will be amortized over its estimated useful life of two years, patents of $3.2 million which will be amortized over their estimated useful lives of 17 years and goodwill of $104.8 million which will be amortized over its estimated useful life of three years. In addition, the Company recorded estimated liabilities for exit costs of $3.1 million related to non-cancelable lease payments and $1.1 million for employee relocation costs. The balance of the estimated liabilities for exit costs is unchanged as of December 31, 2000. Also, as a result of the Merger, it was determined that the utilization of the Company's federal deferred tax assets is uncertain. Accordingly, a valuation allowance has been recorded to fully reserve its federal deferred tax assets.

     The Merger included various on-going projects to research and develop innovative new products for pain management. As a result, the allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to purchased in-process research and development ("IPRD") of $133.2 million which was immediately expensed in the consolidated statement of operations on the acquisition date. The methodology used by the Company on the acquisition date in determining the value of IPRD was to: 1) identify the various on-going projects that the Company will prioritize and continue; 2) project net future cash flows of the identified projects based on current demand and pricing assumptions, less the anticipated expenses to complete the development program, drug application, and launch the products (significant net cash inflows from MorphiDex(R) were projected in 2003); 3) discount these cash flows based on a risk-adjusted discount rates ranging from 25% to 33% (weighted average discount rate of 27%); and 4) apply the estimated percentage of completion to the discounted cash flow for each individual project ranging from 4% to 81%. The discount rate was determined after considering various uncertainties at the time of the Merger, primarily the stage of project completion.

     The Company allocated fair value to the three opioid analgesic projects of
Algos: MorphiDex(R), HydrocoDex(TM) and OxycoDex(TM). The development program for a new pharmaceutical substance involves several different phases prior to drug application. Drug application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise that could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.

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

                                                               (UNAUDITED)
                                                        -------------------------
                                                           2000          1999
                                                        ----------    -----------
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
Net sales.............................................   $197,429      $ 138,546
Net loss..............................................   $(57,836)     $(188,540)
Net loss per share (basic and diluted)................   $   (.65)     $   (2.12)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Endo Pharmaceuticals Holdings Inc. (the "Company") and subsidiaries. All significant intercompany balances and transactions have been eliminated.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     Nature of Operations and Customer and Supplier Concentration -- The Company, through its wholly owned subsidiaries, is engaged in the marketing and sales of pharmaceuticals. The Company's sales are substantially through wholesale drug distributors who in turn supply products to pharmacies, hospitals and physicians. The Company is potentially subject to a concentration of credit risk with respect to its trade receivables. Four customers individually accounted for 26%, 16%, 12% and 10% of net sales in 2000. Three customers individually accounted for 27%, 20% and 13% of net sales in 1999, and 26%, 21%, and 14% of net sales in 1998. The Company performs ongoing credit evaluations of its customers and maintains sufficient allowances for estimated uncollectible accounts. Generally, the Company does not require collateral from its customers.

     The Company has an agreement with DuPont for the manufacture and supply of substantially all of its existing and new pharmaceutical products (see Note 9). In the event of any interruption in the manufacture and supply of these products due to regulatory or other causes, there can be no assurance that the Company could make alternative arrangements on a timely basis, if at all. Such interruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     Revenue Recognition -- Revenues are recognized when products are shipped. Revenues are recorded net of reserves for estimated chargebacks, sales allowances, returns and losses. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101 ("SAB 101").

     Research and Development -- Expenditures for research and development are expensed as incurred.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. A bank certificate of deposit that serves as collateral for an irrevocable letter of credit required by the terms of one of the Company's lease agreements is included in restricted cash.

     Derivative Financial Instruments -- The Company uses an interest rate cap agreement ("Cap"), to manage its exposure to fluctuations in interest rates. This Cap is matched with debt and periodic cash payments and is accrued on a net basis as an adjustment to interest expense. Any fee associated with this instrument is amortized over its term. (see Recent Accounting Pronouncements).

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories are comprised entirely of finished goods.

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets on a straight-line basis. Machinery and equipment are depreciated over three to ten years, computer equipment over three to five years, and furniture and fixtures over three to seven years. Computer software and related third-party design, development and implementation fees that benefit future periods are capitalized and amortized using the straight-line method over a useful life of three to five years.

     License Fees -- The cost of license fees is capitalized and amortized on a straight-line basis over their estimated useful life of twenty years.

     Workforce in Place -- The cost of workforce in place acquired in the Merger is capitalized and amortized on a straight-line basis over their estimated useful life of two years.

     Patents -- The cost of patents acquired in the Merger is capitalized and amortized on a straight-line basis over their estimated useful life of seventeen years.

     Goodwill -- Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over its estimated useful life ranging from three to thirty years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the business acquired over the remaining amortization period.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     Long-Lived Assets -- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which they are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. The Company has not identified any such impairment losses with respect to long-lived assets for all periods presented.

     Marketing Costs -- Marketing costs, including advertising costs, are expensed as incurred. Such costs were $8.1 million, $9.0 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998.

     Deferred Financing Costs -- Costs incurred in connection with the issuance of debt are deferred and amortized as a component of interest expense over the term of the related debt using the straight-line method.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     Use of Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Segment Information -- The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has one reportable segment, pharmaceutical products.

     Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

     Effective January 1, 2001, the Company recorded $228,000 as an accumulated transition adjustment as a reduction to earnings relating to derivative instruments that do not qualify for hedge accounting under SFAS 133.

     In December 1999, the SEC issued SAB 101, entitled "Revenue Recognition in Financial Statements" as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this guideline had no effect on the Company's financial statements.

     In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," The adoption of this interpretation had no effect on the Company's financial statements.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     Reclassifications -- Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in 2000.

3. LICENSE AND COLLABORATION AGREEMENTS

     In November 1998, the Company entered into a license agreement (the "License Agreement") with Hind Healthcare Inc. ("Hind") for the sole and exclusive right to develop, use, market, promote and sell Lidoderm(R) in the United States. Under the terms of the License Agreement, the Company is required to pay Hind approximately $10 million (the "License Fee") based upon the achievement of certain milestones. During 2000, 1999 and 1998, the Company paid Hind approximately $2 million, $6 million and $2 million, respectively, in accordance with the terms of the License Agreement. Costs related to the License Agreement are included in Goodwill and Other Intangible Assets at December 31, 2000. In addition, beginning on March 19, 2001, the Company will pay Hind royalties based on net sales of the product.

     In November 1999, the Company entered into a collaboration agreement with Lavipharm Laboratories, Inc. pursuant to which the Company obtained exclusive worldwide rights to Lavipharm's existing drug delivery technology platforms. Under the terms of this collaboration agreement, the Company paid an upfront license fee of $1 million.

     The Company has licensed from a university certain patents and pending patent applications in the field of pain management. The Company is required to pay royalties equal to 4% of sales of licensed products. In addition, the Company will pay the university 50% of royalty payments received from any sublicensees until such payments total $500,000 for a given year, 33% until the payments total an additional $500,000 for such year and 25% thereafter.

4. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at December 31 (in thousands):

                                                            2000       1999
                                                           -------    -------
Machinery and equipment..................................  $ 4,202    $ 3,993
Computer equipment and software..........................    4,687      3,475
Furniture and fixtures...................................      845        489
                                                           -------    -------
                                                             9,734      7,957
Less accumulated depreciation............................   (3,992)    (2,245)
                                                           -------    -------
          Total..........................................  $ 5,742    $ 5,712
                                                           =======    =======

5. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets consist of the following at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Goodwill...............................................  $299,928    $196,706
Licenses...............................................    11,000      11,000
Workforce in Place.....................................    11,900
Patents................................................     3,200
                                                         --------    --------
                                                          326,028     207,706
Less accumulated amortization..........................   (41,468)    (15,625)
                                                         --------    --------
          Total........................................  $284,560    $192,081
                                                         ========    ========

                       ENDO PHARMACEUTICALS HOLDINGS INC.

6. LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Tranche A Term Loan....................................  $ 34,961    $ 47,000
Tranche B Term Loan....................................    99,054     103,000
Notes payable..........................................    64,510      41,203
                                                         --------    --------
                                                          198,525     191,203
Less current portion...................................   (36,371)    (15,985)
                                                         --------    --------
                                                         $162,154    $175,218
                                                         ========    ========

     On August 26, 1997, Endo entered into a revolving credit and term loan agreement (the "Credit Agreement") with a group of banks to provide funds for the Acquisition, working capital and general corporate purposes. The Credit Agreement is secured by substantially all of the assets of Endo. The Credit Agreement provided a term loan facility of $165 million and a revolving commitment of $25 million. The term loans are segregated into two tranches, Tranche A Term Loan and Tranche B Term Loan. The Tranche A Term Loan is due in quarterly installments ranging from $2 million to $5 million beginning December 31, 1998, with a final payment due December 31, 2002. On June 3, 1998, Endo made an optional prepayment of the Tranche A Term Loan in the amount of $13 million. The Tranche B Term Loan is due in quarterly installments ranging from $250,000 to $27 million beginning December 31, 1998 with a final payment due June 30, 2004. On June 3, 1998, Endo made an optional prepayment of the Tranche B Term Loan in the amount of $2 million. The prepayments made for both the Tranche A Term Loan and Tranche B Term Loan were applied to the most current payments due under the original payment schedules. The revolving commitment has availability of $25 million and matures December 31, 2002. No borrowings have been made under the revolving commitment.

     Borrowings under the Tranche A Term Loan bear interest, which is payable at least quarterly, at a rate equal to the bank's floating alternate base rate plus a premium ranging from .25% to 1.25%, or at a rate equal to LIBOR plus a premium ranging from 1.25% to 2.25%, depending on the type of borrowing and the Company's performance against certain criteria. The effective borrowing rate was 7.8% and 8.4% as of December 31, 2000 and 1999, respectively.

     Borrowings under the Tranche B Term Loan bear interest, which is payable at least quarterly, at a rate equal to the bank's floating alternate base rate plus a premium ranging from 1.25% to 1.75%, or at a rate equal to LIBOR plus a premium ranging from 2.25% to 2.75%, depending on the type of borrowing and the Company's performance against certain criteria. The effective borrowing rate was 8.8% and 8.9% as of December 31, 2000 and 1999, respectively.

     Additionally, fees are charged on the average daily unused amount of the revolving commitment at a rate ranging from .375% to .50% depending on Endo's performance against certain criteria. This commitment fee is payable quarterly.

     The Credit Agreement contains limitations and restrictions concerning, among other things, additional indebtedness, acquisition or disposition of assets, dividend payments and transactions with affiliates. In addition, the Credit Agreement requires Endo to maintain certain ratios (as defined therein).

     Endo financed a portion of the purchase price of the Acquisition through the issuance of a promissory note to DuPont. The note has a face value of $3.9 million and is payable on August 26, 2002. The promissory note bears no interest and therefore has been discounted in the accompanying financial statements using

                       ENDO PHARMACEUTICALS HOLDINGS INC.

9.75% which approximated Endo's borrowing rate for similar instruments at the time of borrowing. The promissory note has a balance of $3.3 million and $3.0 million at December 31, 2000 and 1999, respectively.

     On August 26, 2000, 1999 and 1998, Endo issued promissory notes to Dupont in consideration for manufacturing and supply services provided under the Manufacturing and Supply Agreement (see Note 9). The notes have a face value of $23 million and are payable on August 26, 2002. The promissory notes bear no interest and therefore have been discounted in the accompanying financial statements using 7.7%, 7.0% and 7.0%, respectively, which approximates Endo's borrowing rate for similar instruments at the time of borrowing. The promissory notes have a balance of $61.2 million and $38.2 million as of December 31, 2000 and 1999, respectively.

     The aggregate annual maturities of long-term debt for the five years subsequent to December 31, 2000 are as follows (in thousands):

2001...............................................  $36,371
2002...............................................   89,836
2003...............................................   37,121
2004...............................................   43,576

     Effective February 27, 1998, Endo entered into an interest rate cap agreement with a notional amount of $82.5 million for the purpose of minimizing its exposure to fluctuations in interest rates. The cost of this interest rate cap of $154,000 was amortized as a component of interest expense over the term of the agreement which expired August 27, 2000. The agreement set a maximum LIBOR rate Endo will pay on the related notional amount of 8.0%.

     Effective August 27, 2000, Endo entered into an interest rate cap agreement with a notional amount of $70.0 million for the purpose of minimizing its exposure to fluctuations in interest rates. Endo does not enter into such transactions for trading or speculative purposes. The cost of this interest rate cap of $350,000 is being amortized as a component of interest expense over the term of the agreement which expires August 27, 2003. The agreement set a maximum LIBOR rate Endo will pay on the related notional amount of 8.0%. The unamortized cost for such agreement is included in other assets in the accompanying balance sheet (see Note 2 Recent Accounting Pronouncements).

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses -- The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

     Notes Payable -- The carrying amount of this item is a reasonable estimate of its fair value. The carrying value and the estimate of fair value were determined by discounting the future cash flows using rates currently available to the Company for similar instruments.

     Other Long-Term Debt Including Current Portion -- The carrying amounts reported for other long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates.

     Interest Rate Cap -- The fair value of this item is estimated to be $83,000 at December 31, 2000. The carrying amount of this item at December 31, 2000 was $311,000. Effective January 1, 2001, the carrying value of this derivative financial instrument will be marked to market for each reporting period with changes in

                       ENDO PHARMACEUTICALS HOLDINGS INC.

the fair value reflected as an adjustment to earnings for the period presented. (see Note 2 Recent Accounting Pronouncements).

8. INCOME TAXES

     Income tax (benefit) consists of the following for 2000, 1999 and 1998 (in thousands):

                                                             2000       1999     1998
                                                            -------    ------    ----
Current:
  Federal.................................................  $ 1,578
  State...................................................      972    $   75    $ 17
                                                            -------    ------    ----
                                                              2,550        75      17
                                                            -------    ------    ----
Deferred:
  Federal.................................................   (6,743)    1,673     119
  State...................................................   (1,988)      325      45
                                                            -------    ------    ----
                                                             (8,731)    1,998     164
                                                            -------    ------    ----
Total income tax (benefit)................................  $(6,181)   $2,073    $181
                                                            =======    ======    ====

     A reconciliation of income tax (benefit) at the federal statutory income tax rate to the total income tax provision (benefit) for 2000, 1999 and 1998 is as follows (in thousands):

                                                             2000       1999     1998
                                                           --------    ------    ----
Federal income tax (benefit) at the statutory rate.......  $(55,428)   $1,813    $130
State income tax (benefit)...............................      (192)      215      33
Research and development credit utilized.................      (607)
Other....................................................      (210)       45      18
Effect of permanent items:
  Purchased in-process research and development..........    45,288
  Goodwill...............................................     5,419
  Other..................................................      (451)
                                                           --------    ------    ----
Total income tax (benefit)...............................  $ (6,181)   $2,073    $181
                                                           ========    ======    ====

     The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets at December 31 are as follows (in thousands):

                                                                2000       1999
                                                              --------    -------
Deferred tax assets:
  Accrued expenses..........................................  $ 25,931    $ 9,479
  Purchased in-process research and development.............    13,250     14,734
  Net operating loss carryforward...........................    16,789      1,398
  Other.....................................................     2,228
                                                              --------    -------
          Total gross deferred income tax assets............    58,198     25,611
                                                              --------    -------
Deferred tax liabilities:
  Depreciation and amortization.............................   (13,797)    (6,829)
  Other.....................................................      (569)      (626)
                                                              --------    -------
          Total gross deferred income tax liabilities.......   (14,366)    (7,455)
                                                              --------    -------
Net deferred income tax asset...............................    43,832     18,156
Valuation allowance.........................................   (40,791)
                                                              --------    -------
                                                              $  3,041    $18,156
                                                              ========    =======

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     The Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and believes that a valuation allowance in the amount of $40.8 million is required at December 31, 2000. At December 31, 2000, the Company has $48.4 million in net operating loss carryforwards for tax purposes which expire through 2019.

9. SERVICE AGREEMENTS

     On August 26, 1997, the Company entered into various agreements with Dupont to provide manufacturing and supply of products (the "Manufacture and Supply Agreement"), warehousing and distribution (the "Warehousing and Distribution Agreement"), research and development facilities (the "R&D Lease") and certain administrative services (the "Administrative Services Agreement").

     The Manufacture and Supply Agreement has an original term of five years through August 26, 2002, with options to renew for up to five additional years in the aggregate. The Manufacture and Supply Agreement currently covers substantially all of the Company's existing and new pharmaceutical products.

     The Warehousing and Distribution Agreement had an original term of two years, with options to renew for up to two additional years in the aggregate. The Warehousing and Distribution Agreement covered substantially all of the Company's existing and new pharmaceutical products. During 1999, the Company extended the Warehousing and Distribution Agreement through May 31, 2000. The Warehousing and Distribution Agreement expired during 2000.

     The R&D Lease has a term of five years, with options to renew for up to five additional years in the aggregate provided the Manufacture and Supply Agreement has been renewed.

     The Administrative Services Agreement had a term of up to two years except for those services that relate to the Manufacture and Supply Agreement and the R&D Lease which then correspond to the terms of those respective agreements. The Administrative Services Agreement covered various administrative functions including customer service, certain accounting functions, medical affairs and selected regulatory and research and development functions. The Administrative Services Agreement expired during 1999.

     Any interruption or failure by Dupont to meet its obligations under the aforementioned agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has entered into various service agreements to provide customer service support, warehouse and distribution services, certain financial functions, medical affair services, sales promotion and clinical studies. These agreements expire from 2001 through 2005. Although the Company has no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations could have a material adverse effect on the Company's business, financial condition and results of operations.

10. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain members of management.

LICENSE AGREEMENTS

     The Company has licensed from a university certain patents and pending patent applications in the field of pain management. The Company is required to pay royalties equal to 4% of sales of licensed products. In addition, the Company will pay the university 50% of royalty payments received from any sublicensees until such payments total $500,000 for a given year, 33% until the payments total an additional $500,000 for such year and 25% thereafter.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

LEASES

     The Company leases office and laboratory facilities under certain noncancelable operating leases that expire through April 2008. These leases are renewable at the Company's option. A summary of minimum future rental payments required under operating leases as of December 31, 2000 is as follows (in thousands):

2001...............................................  $ 1,367
2002...............................................    1,691
2003...............................................    1,417
2004...............................................    1,419
2005...............................................    1,421
Thereafter.........................................    7,063
                                                     -------
Total..............................................  $14,378
                                                     =======

     Rent expense incurred under operating leases was $747,000, $523,000 and $452,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has an option to purchase the office building located in Neptune, N.J. which is exercisable between April 29, 2001 and April 28, 2003.

RESEARCH CONTRACTS

     The Company routinely contracts with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

COLLABORATION AGREEMENTS

     The Company has entered into certain collaboration agreements with third parties for the development of pain management products. These agreements require the Company to share in the development costs of such products and grant marketing rights to the Company for such products.

CONTINGENCIES

     The Company may be subject to various claims arising out of the normal course of business with respect to commercial matters, including product liabilities, patent infringement matters, governmental regulation and other actions. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

11. SAVINGS AND INVESTMENT PLAN

     On September 1, 1997, the Company established a defined contribution Savings and Investment Plan covering all employees. Employee contributions are made on a pre-tax basis under section 401(k) of the Internal Revenue Code (the "Code"). The Company matches up to six percent of the participants' contributions subject to limitations under section 401(k) of the Code. Participants are fully vested with respect to their own contributions. The Company's contributions are generally fully vested after five years of continuous service. Contributions by the Company amounted to $429,000, $329,000 and $264,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

12. STOCKHOLDERS' EQUITY

RECAPITALIZATION

     In connection with the Merger, the Company effected a recapitalization of its Common Stock, Class A Common Stock and Preferred Stock (the "Recapitalization"). The Recapitalization was effected on July 17, 2000 through a stock dividend of approximately 64.59 shares of Common Stock for each share of Common Stock and Class A Common Stock outstanding immediately prior to the Merger. Immediately prior to the Merger, the Company amended and restated its certificate of incorporation to effect the Recapitalization and to eliminate its Class A Common Stock. The effect of the Recapitalization has been retroactively reflected in the accompanying financial statements.

ADJUSTMENT EVENT

     Cash Gross Profit for fiscal year ended December 31, 2000 was equal to $153.1 million. Cash Gross Profit is defined in the merger agreement with Algos as the difference between net sales (as reflected on the audited statement of operations of Endo attributable to Endo products determined in accordance with GAAP consistently applied for the fiscal year ended December 31, 2000) of $197.4 million and Cash Cost of Sales of $44.3 million for the fiscal year ended December 31, 2000. Cash Cost of Sales is defined in the merger agreement with Algos as Cost of Sales (determined in accordance with GAAP and consistent with past practices as reflected on the audited statement of operations of Endo for the fiscal year ended December 31, 2000 attributable to the Endo products) of $63.0 million less all non-recurring charges and non-cash charges included in Cost of Sales (including, but not limited to, depreciation, amortization and other non-cash manufacturing charges). Non-cash charges included in Cost of Sales for the fiscal year ended December 31, 2000 are comprised of $18.7 million of non-cash manufacturing charges which reflect the charges to Cost of Sales for the fiscal year ended December 31 2000 related to the present value of non-interest bearing promissory notes issued to Dupont Pharmaceuticals over the initial five-year term of the manufacturing and supply agreement.

     As a result of the Cash Gross Profit target having been achieved, Endo Pharma LLC, the holding company of substantially all of the shares of the pre-Merger Endo stockholders, will not be required to return a portion of its shares in the Company to the Company's treasury so that the percentage ownership of the stockholders will remain unchanged. In addition, all references to such an "Adjustment Event" occurring in the Class A Transferable Warrants and the Class B Non-Transferable Warrants issued to the former Algos stockholders in the Merger will no longer be applicable.

COMMON STOCK

     Prior to July 17, 2000, the Company had Common Stock and Class A Common Stock. Rights and privileges of holders of shares of Class A Common Stock were identical to the rights and privileges of holders of shares of Common Stock, except that the Class A Common Stock was non-voting and convertible into the same number of shares of Common Stock upon or subsequent to any public offering.

     Payment of dividends is restricted under terms of the Credit Agreement.

PREFERRED STOCK

     The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2000, no shares of Preferred Stock have been issued.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

CLASS A TRANSFERABLE WARRANTS AND CLASS B NON-TRANSFERABLE WARRANTS

     The Class A Transferable Warrants and Class B Non-Transferable Warrants are exercisable at an exercise price of $.01 per share into a specified number of shares of Common Stock depending on the timing of the FDA's approval of MorphiDex(R) for one or more pain indications. As of December 31, 2000, there were outstanding 17,810,526 of these warrants. These warrants become exercisable on the fifth business day following the date on which the Company receives approval from the FDA with respect to MorphiDex(R) for the treatment of one or more pain indications. These warrants will remain exercisable for a period of six months after the exercisability date, at which time they will expire. If the FDA does not approve MorphiDex(R) by March 31, 2003, each of these warrants expires without any payment therefor.

     If the FDA approves MorphiDex(R) on or before March 31, 2002, then upon exercise of these warrants, each warrant will be exercisable into 1.153846 shares of Common Stock. If the FDA approves MorphiDex(R) after March 31, 2002 and on or prior to September 30, 2002, then upon exercise of these warrants, each warrant will be exercisable into 0.633803 shares of Common Stock. If the FDA approves MorphiDex(R) after September 30, 2002 and prior to March 31, 2003, then upon exercise of these warrants, each warrant will be exercisable into
0.263158 shares of Common Stock. If the FDA does not approve MorphiDex(R) before March 31, 2003, each of these warrants becomes void and all rights in respect of these warrants will cease.

PRE-MERGER ENDO WARRANTS

     The Pre-Merger Endo Warrants are exercisable at an exercise price of $.01 per share into a specified number of shares of Common Stock if the FDA does not approve MorphiDex(R) for any pain indication prior to December 31, 2002. As of December 31, 2000, there were outstanding 29,720,177 of these warrants. If the FDA does not approve MorphiDex(R) before December 31, 2002, then these warrants become exercisable and upon exercise, each warrant will be exercisable into
0.416667 shares of Common Stock.

SERIES A WARRANTS

     The Series A Warrants are exercisable into (a) one share of Common Stock and (b) one Class A Transferable Warrant or one Class B Non-Transferable Warrant, at the election of the holder. The Series A Warrants have an exercise price of $1.20 per share. As of December 31, 2000, there were outstanding Series A Warrants to purchase 21,580 shares of Common Stock and 21,580 Class A Transferable Warrants or Class B Non-Transferable Warrants, at the election of the holder. These warrants expire on September 25, 2001.

ENDO PHARMA LLC 1997 EXECUTIVE AND EMPLOYEE STOCK OPTION PLANS

     On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the "1997 Stock Option Plans"). Pursuant to the Recapitalization of the Company on July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC Amended and Restated 1997 Employee Stock Option Plan and the Endo Pharma LLC Amended and Restated 1997 Executive Stock Option Plan (collectively, the "Endo Pharma LLC 1997 Stock Option Plans") reserve an aggregate of 25,615,339 shares of Common Stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire no later than December 31, 2012 unless an initial public offering occurs, in which case the stock options granted will expire on August 26, 2007. The effect of the Recapitalization has been reflected in the accompanying financial statements. Subsequent to the Merger, the exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans does not result in the issuance of additional shares in the Company.

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans from December 31, 1997 through December 31, 2000 is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        NUMBER OF     EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding, December 31, 1997........................  17,366,958     $2.50
Granted...............................................   1,064,218     $2.51
Forfeited.............................................     (51,452)    $2.51
                                                        ----------
Outstanding, December 31, 1998........................  18,379,724     $2.50
Granted...............................................     416,062     $2.51
Forfeited.............................................    (143,811)    $2.51
                                                        ----------
Outstanding, December 31, 1999........................  18,651,975     $2.50
Granted...............................................   9,625,633     $3.00
Exercised.............................................     (10,892)    $2.42
Forfeited.............................................  (2,998,055)    $2.44
                                                        ----------
Outstanding, December 31, 2000........................  25,268,661     $2.70
                                                        ==========

     The following table summarizes information about stock options outstanding under the Endo Pharma LLC Stock Option Plans at December 31, 2000:

                              OPTIONS OUTSTANDING

  NUMBER      WEIGHTED AVERAGE
OUTSTANDING      REMAINING       EXERCISE
AT 12/31/00   CONTRACTUAL LIFE    PRICE
-----------   ----------------   --------
14,257,036        12 years        $2.42
 9,565,151        12 years        $3.00
 1,446,474        12 years        $3.42
----------
25,268,661
==========

     Of the outstanding stock options as of December 31, 2000, 1,988,011 shares have vested and are exercisable ratably over service periods of five years and 2,241,206 shares have vested and are exercisable at the end of nine years from the date of grant. The vesting and exercisability of options may be accelerated at the discretion of the Board of Directors or upon the occurrence of certain defined events. The remaining 21,039,444 stock options vest in four discrete tranches contingent upon (i) the Common Stock of the Company exceeding a defined closing price threshold for ninety consecutive trading days, (ii) the closing price of the Common Stock of the Company on the last trading day of such ninety consecutive trading day period being greater than or equal to 85% of the defined closing price and (iii) the holder being a director, officer or employee of the Company or any of its subsidiaries on such date. These stock options are exercisable, if vested, upon the earlier of (i) the occurrence of a sale, disposition or transfer ("Transfer") of Common Stock, after which Kelso no longer owns any shares of Common Stock or (ii) January 1, 2006. Stock options exercisable pursuant to the Endo Pharma LLC 1997 Stock Option Plans as of December 31, 2000 and 1999 were 2,890,260 and 767,200, respectively.

     Effective for the year ended December 31, 2000, 5,880,713 stock options vested upon achievement of the aforementioned conditions. The Company recorded a $15.3 million compensation charge related to the vesting of these performance-based stock options. The amount represents the estimated difference in the market price

                       ENDO PHARMACEUTICALS HOLDINGS INC.

and the exercise price of the vested stock options. To the extent that additional performance-based stock options vest pursuant to the Endo Pharma LLC 1997 Stock Option Plans, significant charges may occur in the future. Subsequent to the Merger, the exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans does not result in the issuance of additional shares in the Company.

     The shares of common stock that employees receive upon exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

ENDO PHARMA LLC 2000 SUPPLEMENTAL EXECUTIVE AND EMPLOYEE STOCK OPTION PLANS

     Pursuant to the Merger and Recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Employee Stock Option Plan and the Endo Pharma LLC 2000 Supplemental Executive Stock Option Plan (collectively, the "Endo Pharma LLC 2000 Supplemental Stock Option Plans") were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10,672,314 shares of Common Stock of the Company held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans are only effective on January 1, 2003 in the event that the Company has not received the approval from the U.S. Food and Drug Administration for MorphiDex(R) for the treatment of pain. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expire no later than December 31, 2012 unless an initial public offering occurs, in which case the stock options granted will expire on August 26, 2007. The exercise of stock options pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans does not result in the issuance of additional shares in the Company. The Endo Pharma LLC 2000 Supplemental Stock Option Plans are not currently effective, therefore no options have been granted.

ENDO PHARMACEUTICALS HOLDINGS INC. 2000 STOCK INCENTIVE PLAN

     On August 11, 2000, the Company established the 2000 Stock Incentive Plan ("2000 Stock Incentive Plan"). The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of Common Stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. As of December 31, 2000, only stock options have been awarded. Stock options granted under the 2000 Stock Incentive Plan expire ten years from the date of grant.

     A summary of the activity under the 2000 Stock Incentive Plan from December 31, 1999 through December 31, 2000 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                           SHARES       PRICE
                                                          ---------    --------
Outstanding, December 31, 1999..........................         0
Granted.................................................   391,250      $7.20
Forfeited...............................................         0
                                                           -------
Outstanding, December 31, 2000..........................   391,250      $7.20
                                                           =======

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     The following table summarizes information about stock options outstanding under the Company 2000 Stock Incentive Plan at December 31, 2000:

                 2000 STOCK INCENTIVE PLAN OPTIONS OUTSTANDING

  NUMBER     WEIGHTED AVERAGE
OUTSTANDING     REMAINING       WEIGHTED AVERAGE
AT 12/31/00  CONTRACTUAL LIFE    EXERCISE PRICE
-----------  ----------------   ----------------
    391,250     9.8 years            $7.20

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, while following APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans. Under APB No. 25, because the exercise price of the Company's stock options equals at least the fair value of the underlying stock at the date of grant or a measurement date has not yet been reached, no compensation expense has been recognized. If the Company were to have adopted the accounting provisions of SFAS No. 123, it would have been required to record compensation expense based on the fair value of the stock options on the date of grant.

     Pro-forma information regarding net income is required as if the Company has accounted for its stock options under the provisions of SFAS No. 123. The Company estimated the fair value of its stock options, as of the respective date of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; expected volatility of 60% in 2000 and no expected volatility in 1999 and 1998 as the Company's stock was not publicly traded; risk-free interest rate of 6.0%, 6.5% and 5.1% for 2000, 1999 and 1998, respectively; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net loss for 2000 would have increased and net income for 1999 and 1998 would have decreased to the pro-forma amounts as follows (in thousands):

                                                           2000        1999     1998
                                                         ---------    ------    -----
Net (loss) income as reported..........................  $(156,840)   $3,260    $ 201
Net (loss) income, pro-forma...........................  $(245,476)   $3,112    $(249)

     During 1999, the Company repurchased 18,732 shares of Common Stock from former employees for an aggregate of $31,000.

13. EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share (in thousands, except share and per share data):

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Numerator:
Net (loss) income available to common
  stockholders..............................  $  (156,840)   $     3,260    $       201
                                              ===========    ===========    ===========
Denominator:
For basic per share data -- weighted average
  shares....................................   79,454,223     71,332,266     71,307,302
Effect of dilutive stock options............           --             --             --
For diluted per share data..................   79,454,223     71,332,266     71,307,302
Basic (loss) earnings per share.............  $     (1.97)   $       .05    $      0.00
                                              ===========    ===========    ===========
Diluted (loss) earnings per share...........  $     (1.97)   $       .05    $      0.00
                                              ===========    ===========    ===========

                       ENDO PHARMACEUTICALS HOLDINGS INC.

     The dilutive effect of stock options outstanding excludes the effect of stock options exercisable only upon satisfaction of certain defined events as these events have not occurred. For loss periods, weighted average common shares are used for calculating both basic and diluted loss per share as the use of other dilutive securities would be anti-dilutive. Stock options exercisable pursuant to the Endo Pharma LLC 1997 Stock Option Plans do not result in the issuance of additional shares of the Company and are only excercisable, after the achievement of various conditions, into Common Stock of the Company held by Endo Pharma LLC.

14. SEPARATION BENEFITS

     During the year ended December 31, 2000, the Company entered into separation and release agreements with two executives. Severance and other termination benefits provided by the agreements amounting to $1,252,000 were recorded. The separation and release agreements provided that certain options granted to the two executives under existing stock option plans became fully vested on the effective dates of the agreements. The agreements also provided that other stock options previously granted to the executives would terminate. The agreements further provided terms and conditions for the exercise of the vested options. Cost related to stock options resulting from the agreements resulted in a charge of $20,782,000 during the year ended December 31, 2000.

15. RELATED PARTY TRANSACTIONS

     Prior to July 17, 2000, Kelso & Company provided financial advisory services to the Company for an annual fee of $347,000 plus the reimbursement of expenses. Payment for these services and reimbursement of expenses totaled $366,000, $349,000 and $353,000 for the years ended December 31, 2000, 1999 and
1998, respectively. In connection with the Merger, which was completed on July 17, 2000, the Company terminated this agreement by making a one-time payment to Kelso of $1.5 million which is included in Merger and other related costs.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The effect of the Recapitalization has been retroactively reflected in the following quarterly financial data (see Note 12):

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000(1)
Net sales....................................  $ 27,000     $41,934       $  50,902        $77,593
Gross profit.................................  $ 14,938     $25,663       $  35,648        $58,139
Operating (loss) income......................  $(24,348)    $ 4,755       $(132,729)       $ 4,420
Net (loss) income............................  $(17,594)    $   608       $(136,548)       $(3,306)
Net (loss) income per share (basic and
  diluted)...................................  $   (.25)    $   .01       $   (1.59)       $  (.04)
Weighted average shares (basic and
  diluted)...................................    71,325      71,328          85,848         89,139

                       ENDO PHARMACEUTICALS HOLDINGS INC.

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net sales....................................   $28,561     $26,125        $32,610         $51,250
Gross profit.................................   $15,121     $13,439        $17,932         $33,791
Operating income (loss)......................   $ 1,596     $  (898)       $ 3,872         $15,110
Net (loss) income............................   $(1,079)    $(2,638)       $    95         $ 6,882
Net (loss) income per share (basic and
  diluted)...................................   $  (.02)    $  (.04)       $   .00         $   .10
Weighted average shares (basic and
  diluted)...................................    71,337      71,334         71,334          71,325

---------------
(1) Operating (loss) income and net (loss) income for the year ended December 31, 2000 include charges of $22.0 million in the quarter ended March 31, 2000 for separation benefits, $133.2 million in the quarter ended September 30, 2000 for purchased in-process research and development, $1.6 million in the quarter ended September 30, 2000 for Merger and other related costs and $15.3 million in the quarter ended December 31, 2000 for compensation related to stock options. The number of weighted average shares outstanding increased in the quarter ended September 30, 2000 due to the shares issued in the Merger. For this reason, the sum of the quarterly net (loss) income per share does not equal net (loss) income per share for the year.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                TITLE
-------                              -----
  2.1     Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the "Merger Agreement"), by and among Endo
          Pharmaceuticals Holdings Inc. ("Endo"), Endo Inc. and Algos
          Pharmaceutical Corporation ("Algos") (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on
          Form S-4 of the Registrant (Registration No. 333-39040) (the
          "Registration Statement"), filed with the Securities and
          Exchange Commission (the "Commission") on June 9, 2000)
  2.2     Amendment, dated as of April 17, 2000, to the Merger
          Agreement, by and between Endo, Endo Inc. and Algos
          (incorporated herein by reference to Exhibit 2.2 of the
          Registration Statement filed with the Commission on June 9,
          2000)
  2.3     Asset Purchase Agreement, dated as of August 27, 1997, by
          and between Endo Pharmaceuticals Inc. ("Endo
          Pharmaceuticals") and The DuPont Merck Pharmaceutical
          Company ("DuPont Merck Pharmaceutical") (incorporated herein by reference to Exhibit 2.3 of the Registration Statement
          filed with the Commission on June 9, 2000)
  3.1     Amended and Restated Certificate of Incorporation of Endo
          (incorporated herein by reference to Exhibit 3.1 of the Form
          10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
  3.2     Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
  4.1     Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC
          ("Endo LLC"), Kelso Investment Associates V, L.P. ("KIA V"),
          Kelso Equity Partners V, L.P. ("KEP V") and the Management
          Stockholders (as defined therein) (incorporated herein by
          reference to Exhibit 4.1 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
  4.2     Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP
          V and the Employee Stockholders (as defined therein)
          (incorporated herein by reference to Exhibit 4.2 of the Form
          10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
  4.3     Form of Stock Certificate of Endo Common Stock (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the
          Quarter ended June 30, 2000 filed with the Commission on
          August 15, 2000)
  4.4     Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by
          reference to Exhibit 4.4 of the Form 10-Q for the Quarter
          ended June 30, 2000 filed with the Commission on August 15,
          2000)
 10.1     Endo Warrant Agreement, dated as of July 17, 2000, by and
          between Endo and United States Trust Company of New York
          (incorporated herein by reference to Exhibit 10.1 of the
          Form 10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
 10.2     Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York
          (incorporated herein by reference to Exhibit 10.2 of the
          Form 10-Q for the Quarter ended June 30, 2000 filed with the
          Commission on August 15, 2000)
 10.3     Form of Series A Warrant to Purchase Shares of Common Stock
          and Warrants of Endo (incorporated herein by reference to
          Exhibit 10.3 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.4     Letter Agreement, dated as of November 26, 1999, by and
          among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement
          filed with the Commission on June 9, 2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
 10.5     Tax Sharing Agreement, dated as of July 17, 2000, by and
          among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15,
          2000)
 10.6     Agreement, dated as of July 17, 2000, by and between Endo
          and Endo LLC (incorporated herein by reference to Exhibit
          10.6 of the Form 10-Q for the Quarter ended June 30, 2000
          filed with the Commission on August 15, 2000)
 10.7     Credit Agreement, dated as of August 26, 1997, by and
          between Endo Pharmaceuticals and The Chase Manhattan Bank
          (incorporated herein by reference to Exhibit 10.7 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.8     [Intentionally Omitted.]
 10.9     [Intentionally Omitted.]
 10.10    Sole and Exclusive License Agreement, dated as of November
          23, 1998, by and between Endo Pharmaceuticals and Hind
          Health Care, Inc. (incorporated herein by reference to
          Exhibit 10.10 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.11    Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC
          and DuPont Merck Pharmaceutical (incorporated herein by
          reference to Exhibit 10.11 of the Registration Statement
          filed with the Commission on June 9, 2000)
 10.12    Anti-Epileptic License Agreement, dated as of October 27,
          1997, by and among Endo Pharmaceuticals, Endo Laboratories,
          LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement
          filed with the Commission on June 9, 2000)
 10.13    Product Development, Manufacturing and Supply Agreement,
          dated as of October 29, 1999, by and between Endo
          Pharmaceuticals and Lavipharm Laboratories Inc.
          (incorporated herein by reference to Exhibit 10.13 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.14    Supply and Manufacturing Agreement, dated as of November 23,
          1998, by and between Endo Pharmaceuticals and Teikoku
          Seiyaku Co., Ltd (incorporated herein by reference to
          Exhibit 10.14 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.15    Supply Agreement, dated as of July 1, 1998, by and between
          Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt")
          (incorporated herein by reference to Exhibit 10.15 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.16    Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and
          Mallinckrodt (incorporated herein by reference to Exhibit
          10.16 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.17    Manufacture and Supply Agreement, dated as of August 26,
          1997, by and among Endo Pharmaceuticals, DuPont Merck
          Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)
 10.18    Strategic Alliance Agreement, dated as of September 17,
          1997, by and between Endo Pharmaceuticals and Penwest
          Pharmaceuticals Group (incorporated herein by reference to
          Exhibit 10.18 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.19    Agreement, dated as of February 1, 2000, by and between Endo
          Pharmaceuticals and Livingston Healthcare Services Inc.
          (incorporated herein by reference to Exhibit 10.19 of the
          Registration Statement filed with the Commission on June 9,
          2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
 10.20    Medical Affairs Support Services Agreement, dated as of June
          1, 1999, by and between Endo Pharmaceuticals and Kunitz and
          Associates, Inc. (incorporated herein by reference to
          Exhibit 10.20 of the Registration Statement filed with the
          Commission on June 9, 2000)
*10.21    Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan
          (incorporated herein by reference to Exhibit 10.21 of the
          Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.22    Endo LLC Amended and Restated 1997 Employee Stock Option
          Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.23    Endo LLC Amended and Restated 1997 Executive Stock Option
          Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.24    Endo LLC 2000 Amended and Restated Supplemental Employee
          Stock Option Plan (incorporated herein by reference to
          Exhibit 10.24 of the Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 2000)
*10.25    Endo LLC 2000 Amended and Restated Supplemental Executive
          Stock Option Plan (incorporated herein by reference to
          Exhibit 10.25 of the Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 2000)
*10.26    Employment Agreement, dated as of July 17, 2000, by and
          between Endo and John W. Lyle (incorporated herein by
          reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000)
*10.27    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and Carol A.
          Ammon (incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.28    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and Jeffrey R.
          Black (incorporated herein by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
*10.29    Amended and Restated Employment Agreement, dated as of April
          26, 2000, by and between Endo Pharmaceuticals and David
          Allen Harvey Lee, MD, Ph.D. (incorporated herein by
          reference to Exhibit 10.29 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
*10.30    Amended and Restated Employment Agreement, dated as April
          26, 2000, by and between Endo Pharmaceuticals and Mariann T.
          MacDonald (incorporated herein by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 2000)
 10.31    Separation and Release Agreement, dated as of March 22,
          2000, by and between Endo Pharmaceuticals, Endo and Osagie
          O. Imasogie (incorporated herein by reference to Exhibit
          10.31 of the Registration Statement filed with the
          Commission on June 9, 2000)
 10.32    Separation and Release Agreement, dated as of April 20,
          2000, by and between Endo Pharmaceuticals, Endo and Louis J.
          Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on
          June 9, 2000)
 10.33    Office Lease, dated as of August 26, 1997, by and between
          Endo Pharmaceuticals and Northstar Development Company
          (incorporated herein by reference to Exhibit 10.33 of the
          Registration Statement filed with the Commission on June 9,
          2000)
 10.34    Lease Agreement, dated as of May 5, 2000, by and between
          Endo Pharmaceuticals and Painters' Crossing One Associates,
          L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June
          9, 2000)

EXHIBIT
  NO.                                TITLE
-------                              -----
*10.35    Employment Agreement, dated as of September 5, 2000, by and between Endo and Caroline E. Berry (incorporated herein by reference to Exhibit 10.35 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
*10.36    Employment Agreement, dated as of August 11, 2000, by and
          between Endo and Peter A. Lankau (incorporated herein by
          reference to Exhibit 10.36 of the Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 2000)
 10.39    License Agreement, dated as of August 16, 1993, by and
          between Endo Inc. (f/k/a Algos Pharmaceutical Corporation)
          and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on
          Form S-1 of Algos Pharmaceutical Corporation declared
          effective on September 25, 1996)
 10.40    Lease Agreement, dated as of March 27, 1997, by and between
          Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and
          Commercial Realty & Resources Corp. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report of Algos
          Pharmaceutical Corporation on Form 10-Q for the Quarter
          Ended March 31, 1997)
 21       Subsidiaries of the Company
 24       Power of Attorney

---------------
* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.