Form 10-Q
period 2001-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2001-05-14
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2001

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from               to                   .
                                    -------------    ----------------

                       Commission file number: 39040


                     ENDO PHARMACEUTICALS HOLDINGS INC.
           (Exact Name of Registrant as Specified in Its Charter)


                       Delaware                                13-4022871
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


     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     The aggregate number of shares of the Registrant's common stock outstanding as of May 14, 2001 was 89,138,950.


                     ENDO PHARMACEUTICALS HOLDINGS INC.

                            REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                             TABLE OF CONTENTS


                                                                                                     Page

                       PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets (Unaudited)
                  March 31, 2001 and December 31, 2000.................................................

            Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2001 and 2000...........................................

            Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2001 and 2000...........................................

            Notes to Consolidated Financial Statements (Unaudited).....................................

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......

            Overview...................................................................................

            General ...................................................................................
            Three Months Ended March 31, 2001 Compared to the Three Months Ended
                  March 31, 2000.......................................................................

            Liquidity and Capital Resources............................................................

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................


                         PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................................

Item 2.     Changes in Securities and Use of Proceeds..................................................

Item 3.     Defaults Upon Senior Securities............................................................

Item 4.     Submission of Matters to a Vote of Security Holders........................................

Item 5.     Other Information..........................................................................

Item 6.     Exhibits and Reports on Form 8-K...........................................................



Forward Looking Statements

     This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include, the words "believes," "anticipates," "plans," "expects" or similar expressions and statements. Endo's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Endo's current perspective on existing trends and information. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially from those expressed or implied by these forward-looking statements. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Several important factors, in addition to the specific factors discussed in connection with these forward-looking statements individually, could affect the future results of the Endo and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Important factors that may affect future results include, but are not limited to: market acceptance of the Company's products and the impact of competitive products and pricing; dependence on sole source suppliers; the success of the Company's product development activities and the timeliness with which regulatory authorizations and product launches may be achieved; successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions; the availability on commercially reasonable terms of raw materials and other third party manufactured products; exposure to product liability and other lawsuits and contingencies; dependence on third party suppliers, distributors and collaboration partners; the ability to timely and cost effectively integrate acquisitions; uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; the difficulty of predicting FDA approvals; risks with respect to technology and product development; the effect of competing products and prices; uncertainties regarding intellectual property protection; uncertainties as to the outcome of litigation; changes in operating results; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing and reimbursement policies of government and private health insurers and others; and other risks and uncertainties detailed in Endo's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. Readers should evaluate any statement in light of these important factors.


                                   PART I

                           FINANCIAL INFORMATION

Item 1. Financial Statements

                     ENDO PHARMACEUTICALS HOLDINGS INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share data)


                                                                                           March 31,   December 31,
                                                                                            2001          2000
                                                                                            ------        ----
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........................................................      $ 79,055    $ 59,196
     Accounts receivable, net...........................................................        51,597      78,312
     Inventories........................................................................        29,920      29,746
     Prepaid expenses...................................................................         2,957       3,496
     Deferred income taxes..............................................................         2,231       2,304
                                                                                              --------    --------
          Total current assets..........................................................       165,760     173,054
                                                                                              --------    ---------

PROPERTY AND EQUIPMENT, Net.............................................................         6,479       5,742
GOODWILL AND OTHER INTANGIBLES, Net.....................................................       272,663     284,560
DEFERRED INCOME TAXES...................................................................           844         736
RESTRICTED CASH.........................................................................           150         150
OTHER ASSETS............................................................................         3,050       3,598
                                                                                              --------    --------
TOTAL ASSETS............................................................................      $448,946    $467,840
                                                                                              ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...................................................................      $ 16,719    $ 15,855
     Accrued expenses...................................................................        40,057      45,520
     Income taxes payable...............................................................                     2,549
     Current portion of long-term debt..................................................        37,342      36,371
                                                                                              --------    --------
          Total current liabilities.....................................................        94,118     100,295
                                                                                              --------    --------

LONG-TERM DEBT, Less current portion....................................................       158,234     162,154
OTHER LIABILITIES.......................................................................        12,659       7,218

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value; 40,000,000 shares authorized; none issued
     Common Stock, $.01 par value; 175,000,000 shares authorized;
     and 89,138,950 issued and outstanding at March 31, 2001 and December 31,
        2000............................................................................           891         891
     Additional paid-in capital.........................................................       385,955     385,955
     Accumulated deficit................................................................      (202,911)   (188,673)
                                                                                              --------    ---------
          Total Stockholders' Equity....................................................       183,935     198,173

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................      $448,946    $467,840
                                                                                              ========    ========

               See Notes to Consolidated Financial Statements




                     ENDO PHARMACEUTICALS HOLDINGS INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (In thousands, except share and per share data)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------

                                                                                   2001         2000
                                                                                   ----         ----
          NET SALES.............................................                 $ 39,382    $ 27,000
          COST OF SALES.........................................                   12,649      12,062
                                                                                 --------    --------
          GROSS PROFIT..........................................                   26,733      14,938
                                                                                 --------    --------
          COSTS AND EXPENSES:
               Selling, general and administrative..............                   15,890      12,073
               Research and development.........................                    9,174       3,028
               Depreciation and amortization....................                   12,399       2,151
               Separation benefits..............................                                22,034
                                                                                 --------     --------
          OPERATING LOSS .......................................                  (10,730)     (24,348)
                                                                                 --------     --------
          INTEREST EXPENSE, Net of interest income of $1,089 and $500,
          respectively..........................................                    3,540        3,937
                                                                                 --------     --------

          LOSS BEFORE INCOME TAX BENEFIT.......................                   (14,270)     (28,285)
          INCOME TAX BENEFIT....................................                       32       10,691
                                                                                 ---------   ----------
          NET LOSS                                                               $(14,238)   $ (17,594)
                                                                                 =========   ==========

          NET LOSS PER SHARE:
               Net Loss per Share (Basic and Diluted)...........                $     (.16) $     (.25)
               Weighted average shares (Basic and Diluted)......                89,138,950  71,324,957



              See Notes to Consolidated Financial Statements.



                     ENDO PHARMACEUTICALS HOLDINGS INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                            2001        2000
                                                                                            ----        ----
OPERATING ACTIVITIES:
     Net Loss.........................................................................   $  (14,238)  $(17,594)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization...............................................       12,399      2,150

          Amortization of deferred financing costs....................................          547        300
          Accretion of promissory notes...............................................        1,178        745
          Deferred income taxes.......................................................          (35)   (10,691)
          Compensation related to stock options.......................................                  20,782
     Changes in assets and liabilities which provided (used) cash:
          Accounts receivable.........................................................       26,715     25,611
          Inventories.................................................................         (174)    (5,271)
          Other assets................................................................          541        462
          Accounts payable............................................................          864     (8,288)
          Accrued expenses............................................................       (5,463)    (2,527)
          Income taxes payable........................................................       (2,549)       (75)
          Other liabilities...........................................................        5,441      5,013
                                                                                           --------   ---------
               Net cash provided by operating activities..............................       25,226     10,617
                                                                                           --------   ---------

INVESTING ACTIVITIES:
     Purchase of property and equipment...............................................       (1,240)      (201)
                                                                                           ---------   --------
               Net cash used in investing activities..................................       (1,240)      (201)
                                                                                           ---------   ---------

FINANCING ACTIVITIES:
     Repayments of long-term debt.....................................................       (4,127)    (2,250)
     Issuance of Class A Common Stock.................................................                       7
                                                                                             -------   --------
               Net cash used in financing activities..................................       (4,127)    (2,243)
                                                                                             --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................................       19,859      8,173
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................       59,196     22,028
                                                                                            -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................      $79,055    $30,201
                                                                                            =======    ========

SUPPLEMENTAL INFORMATION:
     Interest Paid....................................................................      $ 2,861    $ 3,257
     Income Taxes Paid................................................................      $ 2,786    $   75


              See Notes to Consolidated Financial Statements.


                     ENDO PHARMACEUTICALS HOLDINGS INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001

1.    CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. ("Endo" or the "Company") and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as promulgated by APB Opinion No. 28 and Rule 10.01 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.


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

      The total purchase price of $248.6 million (including approximately $7.0 million in transaction fees) was determined using an average closing price of the Algos common stock for a reasonable period of time before and after the April 17, 2000 measurement date of $13.54 and the 17,832,106 common shares and common share equivalents of Algos outstanding at the date of the Merger (including 21,580 outstanding Series A Warrants). The allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to workforce in place of $11.9 million which is being amortized over its estimated useful life of two years, patents of $3.2 million which is being amortized over their estimated useful lives of 17 years and goodwill of $104.8 million which is being amortized over its estimated useful life of three years. In addition, the Company recorded estimated liabilities for exit costs of $3.1 million related to non-cancelable lease payments and $1.1 million for employee relocation costs. The balance of the estimated liabilities for exit costs is unchanged as of March 31, 2001. Also, as a result of the Merger, it was determined that the utilization of the Company's federal deferred tax assets is uncertain. Accordingly, a valuation allowance has been recorded to fully reserve its federal deferred tax assets.

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


3.    RECAPITALIZATION

     In connection with the Merger, the Company effected a recapitalization (the "Recapitalization") of its common stock, par value $.01 per share ("Common Stock"), Class A common stock, par value $.01 per share ("Class A Common Stock") and preferred stock. The Recapitalization was effected on July 17, 2000 through a stock dividend of approximately 64.59 shares of Common Stock for each share of Common Stock and Class A Common Stock outstanding immediately prior to the Merger. Immediately prior to the Merger, the Company amended and restated its certificate of incorporation to effect the Recapitalization and to eliminate its Class A Common Stock. The effect of the Recapitalization has been reflected in the accompanying financial statements.


4.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as on-going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

      Effective January 1, 2001, the Company recorded $228,000 as an accumulated transition adjustment as a reduction to earnings relating to derivative instruments that do not qualify for hedge accounting under SFAS
133. This amount is included in Interest Expense in the accompanying financial statements.

       In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin, SAB 101, entitled "Revenue Recognition in Financial Statements" as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this guideline had no effect on the Company's financial statements.

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

     Prior to July 17, 2000, Kelso & Company provided financial advisory services to the Company for an annual fee of $347,000 plus the reimbursement of expenses. In connection with the Merger, which was completed on July 17, 2000, the Company terminated this agreement by making a one-time payment to Kelso of $1.5 million, which was charged to expenses as of July 17, 2000.


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


Overview

      The Company, through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. and Endo Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 68%, 76% and 73% of net sales for the year ended December 31, 1999, the year ended December 31, 2000 and the three months ended March 31, 2001, respectively. On August 26, 1997, an affiliate of Kelso & Company and then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals. On November 19, 1999, the Company formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos. The stock of Endo Pharmaceuticals Inc. and the stock of Endo Inc. are the only assets of the Company, and the Company has no other operations or business. The Company was formed as a holding company and incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 223 Wilmington-West Chester Pike, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

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

Results of Operations

General

      Goodwill and other intangibles represent a significant portion of the assets and stockholders' equity of the Company. As of March 31, 2001, goodwill and other intangibles comprised approximately 61% of total assets and 148% of stockholders' equity. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as in the event of a significant adverse change in business conditions or a significant change in the intended use of an asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. As a result of the significance of goodwill and other intangibles, amortization of goodwill and other intangibles will significantly impact the results of operations of the Company. In addition, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill and other intangible assets occur.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Net sales for the three months ended March 31, 2001 increased by 46% to $39.4 million from $27.0 million in the comparable 2000 period. This increase in net sales was primarily due to the increase in net sales from several new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for moderate-to-severe pain. On January 3, 2001, Watson Pharmaceuticals, Inc. announced that the Food and Drug Administration had approved Watson's abbreviated new drug application (ANDA) for a generic equivalent to Percocet(R) 7.5/500 and Percocet(R) 10.0/650. The launch of these generics may have a material impact on the results of operations and cash flows of the Company in the future.

     Gross profit for the three months ended March 31, 2001 increased by 79% to $26.7 million from $14.9 million in the comparable 2000 period. Gross profit margins increased to 68% from 55% due to the Company's continued focus on a more favorable mix of higher margin products both through product launches as discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of the Company's manufacturing relationship with DuPont Pharmaceuticals, currently the Company's most significant contract manufacturing relationship. If the Company achieves its forecast for revenue and product mix, the Company's management expects the increase in gross profits to continue.

     Selling, general and administrative expenses for the three months ended March 31, 2001 increased by 31% to $15.9 million from $12.1 million in the comparable 2000 period. This increase was due to a $2.3 million increase in sales and promotional efforts in 2001 over the comparable 2000 period to support Lidoderm(R) and Percocet(R). The increase in sales and promotional efforts was primarily due to the first quarter 2001 deployment of a dedicated contract sales force of 230 full-time representatives comprised of 70 full-time specialty representatives and 160 full-time primary care representatives compared to 300 part-time representatives in the comparable 2000 period. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

     Research and development expenses for the three months ended March 31, 2001 increased by 207% to $9.2 million from $3.0 million in the comparable 2000 period. This increase was due to the Company's increased spending on products under development that are focused in pain management including the products under development that had been part of the former Algos pipeline. The results of operations of Algos have been included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000.

      Depreciation and amortization for the three months ended March 31, 2001 increased to $12.4 million from $2.2 million in the comparable 2000 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the intangible assets acquired as a result of the Merger.

     Separation benefits of $22.0 million for the three months ended March 31, 2000 resulted from a $20.8 million charge related to the acceleration of vesting of stock options held by two former executives and a $1.2 million charge from compensation and other benefits pursuant to two separation and release agreements entered into by the Company. The stock compensation charge reflects the estimated difference in the fair value and the exercise price of such stock options on the effective date of each of the separation and release agreements.

     Interest expense, net for the three months ended March 31, 2001 decreased by 10% to $3.5 million from $3.9 million in the comparable 2000 period. The decrease was due to an increase in interest income of $.6 million due to an increase in the average cash balance for the year ended March 31, 2001 compared to the comparable 2000 period. The increase in the average cash balance was in part due to the acquisition of $19.6 million in net cash and cash equivalents in the Merger with Algos. In addition, due to the adoption of SFAS 133 on January 1, 2001, the Company recorded a $.2 million charge for the accumulated transition adjustment relating to derivative instruments that do not qualify as a hedge under SFAS 133.

     Income tax benefit for the three months ended March 31, 2001 was not material. The Company has recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts in the foreseeable future.

Liquidity and Capital Resources

     Net cash provided by operating activities increased by $14.6 million to $25.2 million for the three months ended March 31, 2001 from $10.6 million for the three months ended March 31, 2000. This increase was substantially due to an increase in cash flow provided by working capital including a reduction in cash flow utilized in inventory and accounts payable. During the first quarter of 2000, the Company was building up inventories to support the launches of several new products, which utilized a significant amount of cash flow.

     Net cash utilized in investing activities increased by $1.0 million to $1.2 million for the three months ended March 31, 2001 from $.2 million for the three months ended March 31, 2000 due to an increase in capital expenditures. This increase in capital expenditures was due to the implementation of an electronic document management system during 2001 and the purchase of leasehold improvements and other furniture and fixtures related to the Company's new principal executive offices, the lease of which is expected to commence in the third quarter of 2001.

     Net cash utilized in financing activities increased by $1.9 million to $4.1 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000 due to repayments made on the Company's credit facility.

     On March 15, 2001, Penwest Pharmaceuticals Co., a collaboration partner of Endo with which Endo has an alliance agreement and with which Endo is developing one of its pipeline projects, received a "going concern" opinion from Ernst & Young LLP, its independent auditors, in connection with Penwest's Annual Report on Form 10-K for the year ended December 31, 2000. Specifically, Ernst & Young stated that they had substantial doubt about Penwest's ability to continue as a going concern in light of its recurring operating losses and negative cash flows from operations in each of the three years in the period ended December 31, 2000. In addition, Penwest's Annual Report indicated that, based on anticipated levels of operations and currently available capital resources, Penwest's management expects continued operating losses and negative cash flows during 2001. If Penwest is unable to fund their portion of the project, this may adversely affect the results of operations and cash flows of Endo in the foreseeable future.

     The Company's cash and cash equivalents totaled $79.1 million at March 31, 2001. The Company believes that its (a) cash and cash equivalents, (b) cash flow from operations and (c) existing credit facility, which has an available unused line of credit of $25 million, will be sufficient to meet its normal operating, investing and financing requirements in the foreseeable future, including the funding of the Company's pipeline projects in the event that Endo's collaboration partners are unable to fund their portion of any particular project. In the event that the Company makes any significant acquisitions or other strategic investments, it may be required to raise additional funds, through the issuance of additional debt or equity securities.


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


                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings.

         On October 20, 2000, The Purdue Frederick Company (and related companies) filed suit against Endo and its subsidiary, Endo Pharmaceuticals Inc., in the U.S. District Court for the Southern District of New York alleging that Endo's bioequivalent versions of Purdue Frederick's OxyContin(R), 40 mg strength, infringe three of its patents. This suit arose from the United States Food and Drug Administration (FDA) acceptance of Endo Pharmaceuticals Inc.'s Abbreviated New Drug Application (ANDA) submission for a bioequivalent version of Purdue Frederick's OxyContin(R), 40 mg strength. On March 13, 2001, Purdue Frederick (and related companies) filed a second suit against Endo and Endo Pharmaceuticals Inc. in the U.S. District Court for the Southern District of New York alleging that Endo's bioequivalent versions of Purdue Frederick's OxyContin(R), 10 and 20 mg strengths, infringe the same three patents. This suit arose from Endo Pharmaceuticals having amended its earlier ANDA on February 9, 2001, to add bioequivalent versions of the 10 mg and 20 mg strengths of OxyContin(R). For each of the 10 mg, 20 mg and 40 mg strengths of this product, Endo Pharmaceuticals made the required Paragraph IV certification against the patents listed in the FDA's Orange Book as covering these products. OxyContin(R) is indicated for the treatment of moderate-to-severe pain. Although Endo believes the patents asserted by Purdue Frederick are invalid and/or not infringed by Endo's formulation of oxycodone hydrochloride extended-release tablets, 10 mg, 20 mg and 40 mg strengths, no assurance can be given as to the outcome of the patent challenge process.

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

         10.6 Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

         10.7 Credit Agreement, dated as of August 26, 1997, by and between Endo Pharmaceuticals and The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10.7 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.8              [Intentionally Omitted.]

         10.9              [Intentionally Omitted.]

         10.10 Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Hind Health Care, Inc. (incorporated herein by reference to Exhibit
                           10.10 of the Registration Statement filed with the Commission on June 9, 2000)

         10.11 Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

         10.12 Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

         10.13 Product Development, Manufacturing and Supply Agreement, dated as of October 29, 1999, by and between Endo Pharmaceuticals and Lavipharm Laboratories Inc. (incorporated herein by reference to Exhibit 10.13 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.14 Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit
                           10.14 of the Registration Statement filed with the Commission on June 9, 2000)

         10.15 Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt") (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

         10.16 Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit
                           10.16 of the Registration Statement filed with the Commission on June 9, 2000)

         10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

         10.19 Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and Livingston Healthcare Services Inc. (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.20 Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit
                           10.20 of the Registration Statement filed with the Commission on June 9, 2000)

         10.21 Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.22 Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.23 Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.24 Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.25 Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle
                           (incorporated herein by reference to Exhibit
                           10.26 of the Form 10-Q for the Quarter ended
                           June 30, 2000)

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

         10.37 License Agreement, dated as of August 16, 1993, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25,
                           1996)

         10.38 Lease Agreement, dated as of March 27, 1997, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and Commercial Realty & Resources Corp. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report of Algos Pharmaceutical Corporation on Form 10-Q for the Quarter Ended March 31, 1997)

         11                Statement Regarding Computation of per Share Earnings


      (b) Reports on Form 8-K.

            On March 15, 2001 and March 23, 2001, the Company filed Forms 8-K with respect to press releases that the Company issued. No financial statements were filed in connection with either such Form 8-K.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENDO PHARMACEUTICALS HOLDINGS INC.
                                            (Registrant)


                                            /S/ CAROL A. AMMON
                                            --------------------
                                            Name:  Carol A. Ammon
                                            Title: President and Chief
                                                   Executive Officer


                                             /S/ JEFFREY R. BLACK
                                            ----------------------
                                            Name:  Jeffrey R. Black
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

Date: May 14, 2001


                               Exhibit Index


        Exhibit No.             Title

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

         10.6 Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

         10.7 Credit Agreement, dated as of August 26, 1997, by and between Endo Pharmaceuticals and The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10.7 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.8              [Intentionally Omitted.]

         10.9              [Intentionally Omitted.]

         10.10 Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Hind Health Care, Inc. (incorporated herein by reference to Exhibit
                           10.10 of the Registration Statement filed with the Commission on June 9, 2000)

         10.11 Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

         10.12 Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

         10.13 Product Development, Manufacturing and Supply Agreement, dated as of October 29, 1999, by and between Endo Pharmaceuticals and Lavipharm Laboratories Inc. (incorporated herein by reference to Exhibit 10.13 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.14 Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit
                           10.14 of the Registration Statement filed with the Commission on June 9, 2000)

         10.15 Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. ("Mallinckrodt") (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

         10.16 Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit
                           10.16 of the Registration Statement filed with the Commission on June 9, 2000)

         10.17 Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.18 Strategic Alliance Agreement, dated as of September 17, 1997, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Group (incorporated herein by reference to Exhibit 10.18 of the Registration Statement filed with the Commission on June 9, 2000)

         10.19 Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and Livingston Healthcare Services Inc. (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9,
                           2000)

         10.20 Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit
                           10.20 of the Registration Statement filed with the Commission on June 9, 2000)

         10.21 Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.22 Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.23 Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.24 Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.25 Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000)

         10.26 Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle
                           (incorporated herein by reference to Exhibit
                           10.26 of the Form 10-Q for the Quarter ended
                           June 30, 2000)

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

         10.37 License Agreement, dated as of August 16, 1993, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25,
                           1996)

         10.38 Lease Agreement, dated as of March 27, 1997, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and Commercial Realty & Resources Corp. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report of Algos Pharmaceutical Corporation on Form 10-Q for the Quarter Ended March 31, 1997)

         11                Statement Regarding Computation of per Share
                           Earnings


                                                                 Exhibit 11




Endo Pharmaceuticals Holdings Inc.
Statement Regarding Computation of Per Share Earnings


                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------

                                                              2001            2000
                                                              ----            ----

Numerator:
Net loss available to common stockholders                   $(14,238)      $(17,594)
                                                            =========      =========

Denominator:
For basic per share data - weighted average shares         89,138,950      71,324,957
Effect of dilutive stock options                                    -               -
For diluted per share data
                                                           89,138,950      71,324,957

Basic loss per share
                                                             $(.16)          $(.25)
                                                             ======          ======
Diluted loss per share
                                                             $(.16)          $(.25)
                                                             ======          ======


