Form 10-Q
period 2001-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2001-08-14
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     For the transition period from               to                   .
                                    -------------    -----------------

                       Commission file number: 39040


                     ENDO PHARMACEUTICALS HOLDINGS INC.
           (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                        13-4022871
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification
                                                      Number)


                             100 Painters Drive
                      Chadds Ford, Pennsylvania 19317
                  (Address of Principal Executive Offices)


                               (610) 558-9800
            (Registrant's Telephone Number, Including Area Code)



     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     The aggregate number of shares of the Registrant's common stock outstanding as of August 13, 2001 was 89,138,950.


                     ENDO PHARMACEUTICALS HOLDINGS INC.

                            REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                             TABLE OF CONTENTS

                                                                          Page

                       PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets (Unaudited)
                  June 30, 2001 and December 31, 2000.........................1

            Consolidated Statements of Operations (Unaudited)
                  Three and Six Months Ended June 30, 2001 and 2000...........2

            Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2001 and 2000.....................3

            Notes to Consolidated Financial Statements (Unaudited)............4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................7

            Overview..........................................................7

            General...........................................................8

            Three Months Ended June 30, 2001 Compared to the Three Months
            Ended June 30, 2000...............................................8

            Six Months Ended June 30, 2001 Compared to the Six Months Ended
             June 30, 2000....................................................9

            Liquidity and Capital Resources..................................10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......11


                         PART II. OTHER INFORMATION


Item 1.     Legal Proceedings................................................12

Item 2.     Changes in Securities and Use of Proceeds........................12

Item 3.     Defaults Upon Senior Securities..................................12

Item 4.     Submission of Matters to a Vote of Security Holders..............12

Item 5.     Other Information................................................12

Item 6.     Exhibits and Reports on Form 8-K.................................12


-------------------------------------------------------------------------------
Forward Looking Statements
-------------------------------------------------------------------------------


This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include, the words "believes," "anticipates," "plans," "expects" or similar expressions and statements. Endo's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Endo's current perspective on existing trends and information. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially from those expressed or implied by these forward-looking statements. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Several important factors, in addition to the specific factors discussed in connection with these forward-looking statements individually, could affect the future results of Endo and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Important factors that may affect future results include, but are not limited to: market acceptance of the Company's products and the impact of competitive products and pricing; dependence on sole source suppliers; the success of the Company's product development activities and the timeliness with which regulatory authorizations and product launches may be achieved; successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions; the availability on commercially reasonable terms of raw materials and other third party manufactured products; exposure to product liability and other lawsuits and contingencies; dependence on third party suppliers, distributors and collaboration partners; the ability to timely and cost effectively integrate acquisitions; uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; the difficulty of predicting FDA approvals; risks with respect to technology and product development; the effect of competing products and prices; uncertainties regarding intellectual property protection; uncertainties as to the outcome of litigation; changes in operating results; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing and reimbursement policies of government and private health insurers and others; and other risks and uncertainties detailed in Endo's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. Readers should evaluate any statement in light of these important factors.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ENDO PHARMACEUTICALS HOLDINGS INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except share data)

                                                         June 30,  December 31,
                                                           2001          2000
                                                          ------        ------

                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................    $ 67,027    $ 59,196
     Accounts receivable, net.........................      71,084      78,312
     Inventories......................................      23,438      29,746
     Prepaid expenses.................................       3,206       3,496
     Deferred income taxes............................       1,850       2,304
                                                           -------      ------

          Total current assets........................    166,605      173,054
                                                          --------     -------

PROPERTY AND EQUIPMENT, Net...........................       6,742       5,742
GOODWILL AND OTHER INTANGIBLES, Net...................     260,766     284,560
DEFERRED INCOME TAXES.................................       1,205         736
RESTRICTED CASH.......................................         150         150
OTHER ASSETS .........................................       5,689       3,598
                                                          --------     -------
TOTAL ASSETS .........................................    $441,157    $467,840
                                                          ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.................................    $ 17,678    $ 15,855
     Accrued expenses.................................      46,388      45,520
     Income taxes payable.............................       1,008       2,549
     Current portion of long-term debt................      15,333      36,371
                                                            ------      ------

          Total current liabilities...................      80,407     100,295
                                                            ------     -------


LONG-TERM DEBT, Less current portion..................     156,075     162,154
OTHER LIABILITIES.....................................      18,009       7,218

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value; 40,000,000 shares
        authorized; none issued
     Common Stock, $.01 par value; 175,000,000 shares
        authorized; and 89,138,950 issued and outstanding
        at June 30, 2001 and December 31, 2000........         891         891
     Additional paid-in capital.......................     385,955     385,955
     Accumulated deficit..............................    (200,180)   (188,673)
                                                           --------   ---------
          Total Stockholders' Equity..................     186,666     198,173

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $441,157    $467,840
                                                           --------   ---------

               See Notes to Consolidated Financial Statements




                                                     ENDO PHARMACEUTICALS HOLDINGS INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                (In thousands, except share and per share data)




                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,

                                                                  2001          2000         2001         2000
                                                                 ------        ------       ------       ------

NET SALES.............................................         $ 67,857      $ 41,934    $ 107,239     $ 68,934
COST OF SALES.........................................           21,032        16,271       33,681       28,333
                                                                 ------        ------       ------       ------

GROSS PROFIT..........................................           46,825        25,663       73,558       40,601
                                                                 ------        ------       ------       ------

COSTS AND EXPENSES:
     Selling, general and administrative..............           19,453        14,065       35,343       26,138
     Research and development.........................            8,336         4,668       17,510        7,696
     Depreciation and amortization....................           12,377         2,175       24,776        4,326
     Separation benefits..............................                                                   22,034
                                                                 ------        ------       ------       ------

OPERATING INCOME (LOSS) ..............................            6,659         4,755      (4,071)      (19,593)
                                                                 ------        ------       ------       ------
INTEREST EXPENSE, Net of interest income of $726,
 $527, $1,815 and $1,027, respectively................            2,903         3,781       6,443         7,718
                                                                 ------        ------       ------       ------

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)                         3,756           974     (10,514)      (27,311)
                                                                 ------        ------       ------       ------

INCOME TAX (BENEFIT)..................................            1,025           366         993       (10,325)
                                                                 ------        ------       ------       ------

NET INCOME (LOSS).....................................         $  2,731       $   608    $ (11,507)   $ (16,986)
                                                                 ======        ======       ======       ======
NET INCOME (LOSS) PER SHARE:

     Net Income (Loss) per Share:
          Basic.......................................         $    .03       $   .01    $    (.13)   $    (.24)

          Diluted.....................................         $    .03       $   .01    $    (.13)   $    (.24)


     Weighted Average Shares:
          Basic.......................................       89,138,950    71,328,424    89,138,950    71,326,680
          Diluted.....................................       89,212,515    71,328,424    89,138,950    71,326,680


                                               See Notes to Consolidated Financial Statements.




                                     ENDO PHARMACEUTICALS HOLDINGS INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                               2001      2000

OPERATING ACTIVITIES:
     Net Loss...........................................................................  $ (11,507) $ (16,986)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization...............................................       24,776      4,326
          Amortization of deferred financing costs....................................          855        600
          Accretion of promissory notes...............................................        2,395      1,506
          Deferred income taxes.......................................................           15   (10,401)
          Compensation related to stock options.......................................                  20,782
     Changes in assets and liabilities which provided (used) cash:
          Accounts receivable.........................................................        7,228     18,465
          Inventories.................................................................        6,308    (11,074)
          Other assets................................................................       (2,639)        81
          Accounts payable............................................................        1,823      2,591
          Accrued expenses............................................................          868     (1,909)
          Income taxes payable........................................................       (1,541)
          Other liabilities...........................................................       10,791     10,023

               Net cash provided by operating activities..............................       39,342     18,004
                                                                                             ------     ------

INVESTING ACTIVITIES:
     Purchase of property and equipment...............................................      (2,000)      (507)
                                                                                             ------     ------
               Net cash used in investing activities..................................      (2,000)      (507)
                                                                                             ------     ------

FINANCING ACTIVITIES:
     Repayments of long-term debt.....................................................     (29,511)    (9,674)
     Issuance of Class A Common Stock.................................................                      7
                                                                                           --------    -------

               Net cash used in financing activities..................................     (29,511)    (9,667)
                                                                                           --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................................       7,831      7,830
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................      59,196     22,028
                                                                                           --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................     $67,027   $ 29,858
                                                                                           ========   ========

SUPPLEMENTAL INFORMATION:
     Interest Paid....................................................................     $ 4,958    $ 6,576

     Income Taxes Paid................................................................     $ 2,786    $    75



              See Notes to Consolidated Financial Statements.



                     ENDO PHARMACEUTICALS HOLDINGS INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001

1.    CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. ("Endo" or the "Company") and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as promulgated by APB Opinion No. 28 and Rule 10.01 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.


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

      The total purchase price of $248.6 million (including approximately $7.0 million in transaction fees) was determined using an average closing price of the Algos common stock for a reasonable period of time before and after the April 17, 2000 measurement date of $13.54 and the 17,832,106 common shares and common share equivalents of Algos outstanding at the date of the Merger (including 21,580 outstanding Algos Series A Warrants). The allocation of the fair value of the assets acquired and liabilities assumed includes an allocation to workforce in place of $11.9 million which is being amortized over its estimated useful life of two years, patents of $3.2 million which is being amortized over their estimated useful lives of 17 years and goodwill of $104.8 million which is being amortized over its estimated useful life of three years. In addition, the Company recorded estimated liabilities for exit costs of $3.1 million related to non-cancelable lease payments and $1.1 million for employee relocation costs. The balance of the estimated liabilities for exit costs is unchanged as of June 30, 2001. Also, as a result of the Merger, it was determined that the utilization of the Company's federal deferred tax assets is uncertain. Accordingly, a valuation allowance has been recorded to fully reserve its federal deferred tax assets.

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

      The Company allocated fair value to the three opioid analgesic projects of Algos: MorphiDex(R), HydrocoDexTM and OxycoDexTM. The development program for a new pharmaceutical substance involves several different phases prior to submission of an application with the appropriate governmental agency for approval. Such application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise that could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.


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

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption, the Company will no longer amortize goodwill unless evidence of an impairment exists. Goodwill will be evaluated for impairment on an annual basis. Although the Company is currently evaluating all of the provisions of SFAS No. 142, the Company does believe the adoption of SFAS No. 142 will have a material impact on the results of operations of the Company. The Company has $241.7 million of goodwill as of June 30, 2001 and has recorded $20.4 million of goodwill amortization for the six months ended June 30, 2001. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002.


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


Overview

      The Company, through its wholly owned subsidiaries, Endo Pharmaceuticals Inc. and Endo Inc., is engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 68%, 76% and 71% of net sales for the year ended December 31, 1999, the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. On August 26, 1997, an affiliate of Kelso & Company and then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals. On November 19, 1999, the Company formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos. The stock of Endo Pharmaceuticals Inc. and the stock of Endo Inc. are the only assets of the Company, and the Company has no other operations or business. The Company was formed as a holding company and incorporated on November 18, 1997 under the laws of the state of Delaware and has its principal executive offices at 100 Painters Drive, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

      On July 17, 2000, the Company completed its merger with Algos (the "Merger"). In the Merger, the Company issued to the former Algos stockholders, in the aggregate, 17,810,526 shares of Company Common Stock and 17,810,526 warrants to purchase in the aggregate up to 20,575,507 additional shares of Company Common Stock in certain circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended. In the Merger, the Company also issued to the pre-Merger Endo stockholders, in the aggregate, 71,328,424 warrants to purchase in the aggregate up to 29,720,177 additional shares of Common Stock in certain other circumstances as more fully described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 9, 2000, as amended.

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

      The Company allocated fair value to the three opioid analgesic projects of Algos: MorphiDex(R), HydrocoDexTM and OxycoDexTM. The development program for a new pharmaceutical substance involves several different phases prior to submission of an application with the appropriate governmental agency for approval. Such application must be approved prior to marketing a new drug. Despite the Company's commitment to completion of the research and development projects, many factors may arise that could cause a project to be withdrawn or delayed, including the inability to prove the safety and efficacy of a drug during the development process. Upon withdrawal, it is unlikely that the development activities will have alternative use. If these projects are not successfully developed, the Company's results of operations and financial position in a future period could be negatively impacted.

      The Company's quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of the Company's customers, market acceptance of the Company's products and the impact of competitive products and pricing.

Results of Operations

General

      Goodwill and other intangibles represent a significant portion of the assets and stockholders' equity of the Company. As of June 30, 2001, goodwill and other intangibles comprised approximately 59% of total assets and 140% of stockholders' equity. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as in the event of a significant adverse change in business conditions or a significant change in the intended use of an asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses the discounted future expected net cash flows, as its estimate of fair value, to determine the amount of impairment loss. As a result of the significance of goodwill and other intangibles, amortization of goodwill and other intangibles will significantly impact the results of operations of the Company. In addition, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill and other intangible assets occur.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June
30, 2000

     Net sales for the three months ended June 30, 2001 increased by 62% to $67.9 million from $41.9 million in the comparable 2000 period. This increase in net sales was primarily due to the increase in net sales from several new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched the 15mg, 30mg and 60mg strengths, and in May 2001, the Company launched the 100mg strength, of Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for relief of moderate-to-severe pain. On January 3, 2001, Watson Pharmaceuticals, Inc. announced that the Food and Drug Administration had approved Watson's abbreviated new drug application
(ANDA) for a generic equivalent to Percocet(R) 7.5/500 and Percocet(R) 10.0/650. This generic equivalent became available in April 2001. These generics may have a material impact on the results of operations and cash flows of the Company in the future.

     Gross profit for the three months ended June 30, 2001 increased by 82% to $46.8 million from $25.7 million in the comparable 2000 period. Gross profit margins increased to 69% from 61% in the comparable 2000 period due to a more favorable mix of higher margin products resulting from the product launches discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of the Company's manufacturing relationship with DuPont Pharmaceuticals, currently the Company's most significant contract manufacturing relationship.

     Selling, general and administrative expenses for the three months ended June 30, 2001 increased by 38% to $19.5 million from $14.1 million in the comparable 2000 period. This increase was due to a $2.7 million increase in sales and promotional efforts in 2001 over the comparable 2000 period to support Lidoderm(R) and Percocet(R). The increase in sales and promotional efforts was primarily due to the first quarter 2001 deployment of a dedicated contract sales force of 230 full-time representatives comprised of 70 full-time specialty representatives and 160 full-time primary care representatives compared to 300 part-time representatives in the comparable 2000 period. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

     Research and development expenses for the three months ended June 30, 2001 increased by 77% to $8.3 million from $4.7 million in the comparable 2000 period. This increase was due to the Company's increased spending on products under development that are focused in pain management including the products under development that had been part of the former Algos pipeline. The results of operations of Algos have been included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000.

      Depreciation and amortization for the three months ended June 30, 2001 increased to $12.4 million from $2.2 million in the comparable 2000 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the intangible assets acquired as a result of the Merger.

     Interest expense, net for the three months ended June 30, 2001 decreased by 24% to $2.9 million from $3.8 million in the comparable 2000 period. The decrease was primarily due to a decrease in interest expense of $.7 million due to a decrease in interest rates. In addition, the decrease was due to an increase in interest income of $.2 million due to an increase in the average cash balance for the three months ended June 30, 2001 compared to the comparable 2000 period. The increase in the average cash balance was in part due to the acquisition of $19.6 million in net cash and cash equivalents in the Merger with Algos.

     Income tax for the three months ended June 30, 2001 increased as a result of an increase in taxable income and, for the three months ended June 30, 2001, reflects only state income tax. The Company has recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts in the foreseeable future.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001 increased by 56% to $107.2 million from $68.9 million in the comparable 2000 period. This increase in net sales was primarily due to the increase in net sales from several new products. In November 1999, the Company launched Percocet(R) 2.5/325, Percocet(R) 7.5/500 and Percocet(R) 10.0/650 to complement the existing Percocet(R) 5.0/325 for the relief of moderate-to-severe pain. In September 1999, the Company launched Lidoderm(R), the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In November 1998, the Company launched the 15mg, 30mg and 60mg strengths, and in May 2001, the Company launched the 100mg strength, of Morphine Sulfate Extended Release Tablets, the therapeutic equivalent version of MS Contin(R), for the relief of moderate-to-severe pain. On January 3, 2001, Watson Pharmaceuticals, Inc. announced that the Food and Drug Administration had approved Watson's abbreviated new drug application
(ANDA) for a generic equivalent to Percocet(R) 7.5/500 and Percocet(R) 10.0/650. This generic equivalent became available in April 2001. These generics may have a material impact on the results of operations and cash flows of the Company in the future.

     Gross profit for the six months ended June 30, 2001 increased by 81% to $73.6 million from $40.6 million in the comparable 2000 period. Gross profit margins increased to 69% from 59% due to a more favorable mix of higher margin products resulting from the product launches discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of the Company's manufacturing relationship with DuPont Pharmaceuticals, currently the Company's most significant contract manufacturing relationship. If the Company achieves its forecast for revenue and product mix, the Company's management expects the increase in gross profits to continue.

     Selling, general and administrative expenses for the six months ended June 30, 2001 increased by 35% to $35.3 million from $26.1 million in the comparable 2000 period. This increase was due to a $5.0 million increase in sales and promotional efforts in 2001 over the comparable 2000 period to support Lidoderm(R) and Percocet(R). The increase in sales and promotional efforts was primarily due to the first quarter 2001 deployment of a dedicated contract sales force of 230 full-time representatives comprised of 70 full-time specialty representatives and 160 full-time primary care representatives compared to 300 part-time representatives in the comparable 2000 period. In addition, the Company experienced an increase in personnel-related costs in the general and administrative functions in order to support its growth.

     Research and development expenses for the six months ended June 30, 2001 increased by 127% to $17.5 million from $7.7 million in the comparable 2000 period. This increase was due to the Company's increased spending on products under development that are focused in pain management including the products under development that had been part of the former Algos pipeline. The results of operations of Algos have been included in the Company's financial statements prospectively for reporting periods beginning July 17, 2000.

      Depreciation and amortization for the six months ended June 30, 2001 increased to $24.8 million from $4.3 million in the comparable 2000 period. This increase was substantially due to the increase in amortization of goodwill and other intangibles resulting from the intangible assets acquired as a result of the Merger.

     Separation benefits of $22.0 million for the six months ended June 30, 2000 resulted from a $20.8 million charge related to the acceleration of vesting of stock options held by two former executives and a $1.2 million charge from compensation and other benefits pursuant to two separation and release agreements entered into by the Company. The stock compensation charge reflects the estimated difference in the fair value and the exercise price of such stock options on the effective date of each of the separation and release agreements.

     Interest expense, net for the six months ended June 30, 2001 decreased by 17% to $6.4 million from $7.7 million in the comparable 2000 period. The decrease was primarily due to an increase in interest income of $.8 million due to an increase in the average cash balance for the six months ended June 30, 2001 compared to the comparable 2000 period. The increase in the average cash balance was in part due to the acquisition of $19.6 million in net cash and cash equivalents in the Merger with Algos. In addition, the decrease was due to a decrease in interest expense of $.7 million due to a decrease in interest rates. In addition, due to the adoption of SFAS 133 on January 1, 2001, the Company recorded a $.2 million charge for the accumulated transition adjustment relating to derivative instruments that do not qualify as a hedge under SFAS 133.

     Income tax (benefit) for the six months ended June 30, 2001 increased as a result of an increase in taxable income. The Company has recorded a valuation allowance on its existing deferred tax assets due to the uncertainty of the utilization of such amounts in the foreseeable future.

Liquidity and Capital Resources

     Net cash provided by operating activities increased by $21.3 million to $39.3 million for the six months ended June 30, 2001 from $18.0 million for the six months ended June 30, 2000. This increase was substantially due to reduction in cash flow utilized in inventory. During the six months ended June 30, 2000, the Company was building up inventories to support the launches of several new products, which utilized a significant amount of cash flow.

     Net cash utilized in investing activities increased by $1.5 million to $2.0 million for the six months ended June 30, 2001 from $.5 million for the six months ended June 30, 2000 due to an increase in capital expenditures. This increase in capital expenditures was due to the implementation of an electronic document management system during 2001 and the purchase of leasehold improvements and other furniture and fixtures related to the Company's new principal executive offices, the lease of which is expected to commence in the third quarter of 2001.

     Net cash utilized in financing activities increased by $19.8 million to $29.5 million for the six months ended June 30, 2001 from $9.7 million for the six months ended June 30, 2000 due to repayments made on the Company's credit facility.

     On March 15, 2001, Penwest Pharmaceuticals Co., a collaboration partner of Endo with which Endo has an alliance agreement and with which Endo is developing one of its pipeline projects, received a "going concern" opinion from Ernst & Young LLP, its independent auditors, in connection with Penwest's Annual Report on Form 10-K for the year ended December 31, 2000. Specifically, Ernst & Young stated that they had substantial doubt about Penwest's ability to continue as a going concern in light of its recurring operating losses and negative cash flows from operations in each of the three years in the period ended December 31, 2000. In addition, Penwest's Annual Report indicated that, based on anticipated levels of operations and currently available capital resources, Penwest's management expects continued operating losses and negative cash flows during 2001. On July 10, 2001, Penwest announced that it has entered into definitive agreements for the sale of 2.4 million shares of newly issued common stock to selected institutional and other accredited investors for an aggregate of $30 million. On July 25, 2001, Penwest filed a Report on Form 8-K with the SEC that contained an opinion of Ernst & Young LLP that, on account of this issuance of $30 million of common stock, the conditions that raised substantial doubt about whether Penwest will continue as a going concern no longer exist. If Penwest is unable to fund their portion of the collaboration project with Endo, this may adversely affect the results of operations and cash flows of Endo in the foreseeable future.

     The Company's cash and cash equivalents totaled $67.0 million at June 30, 2001. The Company believes that its (a) cash and cash equivalents, (b) cash flow from operations and (c) existing credit facility, which has an available unused line of credit of $25 million, will be sufficient to meet its normal operating, investing and financing requirements in the foreseeable future, including the funding of the Company's pipeline projects in the event that Endo's collaboration partners are unable to fund their portion of any particular project. In the event that the Company makes any significant acquisitions or other strategic investments, it may be required to raise additional funds, through the issuance of additional debt or equity securities.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption, the Company will no longer amortize goodwill unless evidence of an impairment exists. Goodwill will be evaluated for impairment on an annual basis. Although the Company is currently evaluating all of the provisions of SFAS No. 142, the Company does believe the adoption of SFAS No. 142 will have a material impact on the results of operations of the Company. The Company has $241.7 million of goodwill as of June 30, 2001 and has recorded $20.4 million of goodwill amortization for the six months ended June 30, 2001. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002.

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

     None.


Item 3.   Defaults Upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

    (a) The annual meeting of the stockholders of the Company was held on May 23, 2001.

    (b) The stockholders elected all of the Company's nominees for director. The stockholders also approved the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2001.

        (1)  Election of Directors:

                                             For           Abstain
                                             ---           -------
             Carol A. Ammon                  70,820,065    18,318,885

             Michael B. Goldberg             70,820,065    18,318,885

             Michael Hyatt                   70,820,065    18,318,885

             Roger H. Kimmel                 70,820,065    18,318,885

             Frank J. Loverro                70,820,065    18,318,885

             John W. Lyle                    70,820,065    18,318,885

             Michael W. Mitchell             70,820,065    18,318,885

             Joseph T. O'Donnell, Jr.        70,820,065    18,318,885

             David I. Wahrhaftig             70,820,065    18,318,885

        (2)  Approval of Appointment of Deloitte & Touche LLP

             For                  70,820,065
             ---
             Abstain              18,318,885
             -------

          The foregoing matters are described in detail in the Company's information statement dated April 27, 2001, for the Annual Meeting of Stockholders held on May 23, 2001.

Item 5.   Other Information.

     On May 3, 2001, Endo entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of Endo's commercial products and products in development.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            The information called for by this item is incorporated herein by reference to the Exhibit Index of this report.

      (b) Reports on Form 8-K.

            On May 14, 2001, the Company filed a Form 8-K with respect to a press release that the Company issued. No financial statements were filed in connection with such Form 8-K.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENDO PHARMACEUTICALS HOLDINGS INC.
                                (Registrant)


                                /s/ Carol A. Ammon
                                ---------------------
                                Name:  Carol A. Ammon
                                Title: President and Chief Executive Officer


                                /s/ Jeffrey R. Black
                                ---------------------
                                Name:  Jeffrey R. Black
                                Title: Senior Vice President and Chief
                                       Financial Officer

Date: August 13, 2001



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

         10.37 License Agreement, dated as of August 16, 1993, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25,
                          1996)

         10.38 Lease Agreement, dated as of March 27, 1997, by and between Endo Inc. (f/k/a Algos Pharmaceutical Corporation) and Commercial Realty & Resources Corp. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report of Algos Pharmaceutical Corporation on Form 10-Q for the Quarter Ended March 31, 1997)

         10.39 Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc.+

         11               Statement Regarding Computation of per Share
                          Earnings

         99                Press release, dated August 13, 2001

----------------
+ Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 406 of the Securities Act of 1933.