Form 10-Q
period 2002-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2002-05-14
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________ to__________.

Commission file number: 39040

ENDO PHARMACEUTICALS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4022871 (I.R.S. Employer Identification Number)

100 Painters Drive
Chadds Ford, Pennsylvania 19317
(Address of Principal Executive Offices)

(610) 558-9800
(Registrant’s Telephone Number, Including Area Code)

         Indicate by check whether the registrant: (1)  has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  NO

         The aggregate number of shares of the Registrant’s common stock outstanding as of May 14, 2002 was 102,064,450.

ENDO PHARMACEUTICALS HOLDINGS INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$117,695	$95,357

Accounts receivable, net	69,953	85,329

Inventories	30,565	27,766

Prepaid expenses	3,999	5,527

Deferred income taxes	28,067	26,946

Total current assets	250,279	240,925

PROPERTY AND EQUIPMENT, Net	9,364	9,883

GOODWILL	181,079	182,318

OTHER INTANGIBLES, Net	12,311	12,495

DEFERRED INCOME TAXES	20,418	23,420

RESTRICTED CASH	150	150

OTHER ASSETS	1,874	1,804

TOTAL ASSETS	$475,475	$470,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$28,595	$30,705

Accrued expenses	59,693	50,176

Income taxes payable	233	3,526

Current portion of long-term debt	92,968	91,259

Total current liabilities	181,489	175,666

OTHER LIABILITIES	218	207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stock, $.01 par value; 40,000,000 shares authorized; none issued
Common Stock, $.01 par value; 175,000,000 shares authorized; and 102,063,950 issued and outstanding at March 31, 2002 and December 31, 2001	1,021	1,021

Additional paid-in capital	512,586	519,316

Accumulated deficit	(219,839)	(225,215)

Total Stockholders’ Equity	293,768	295,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$475,475	$470,995

See Notes to Consolidated Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

NET SALES	$67,026	$39,382

COST OF SALES	18,891	12,649

GROSS PROFIT	48,135	26,733

COSTS AND EXPENSES:

Selling, general and administrative	23,583	15,890

Research and development	13,396	9,174

Depreciation and amortization	785	12,399

OPERATING INCOME (LOSS)	10,371	(10,730)

INTEREST EXPENSE, Net of interest income of $307 and $1,089, respectively	1,622	3,540

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	8,749	(14,270)

INCOME TAX (BENEFIT)	3,373	(32)

NET INCOME (LOSS)	$5,376	$(14,238)

NET INCOME (LOSS) PER SHARE:

Basic	$.05	$(.16)

Diluted	$.05	$(.16)

NET INCOME (LOSS) PRO FORMA TO EXCLUDE AMORTIZATION OF GOODWILL AND WORKFORCE-IN-PLACE:	$5,376	$(1,572)

NET INCOME (LOSS) PER SHARE PRO FORMA TO EXCLUDE AMORTIZATION OF GOODWILL AND WORKFORCE-IN-PLACE:

Basic	$.05	$(.02)

Diluted	$.05	$(.02)

WEIGHTED AVERAGE SHARES:

Basic	102,064	89,139

Diluted	102,281	89,139

         See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES:

Net Income (Loss)	$5,376	$(14,238)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	785	12,399

Amortization of deferred financing costs	80	547

Accretion of promissory notes	1,708	1,178

Deferred income taxes	3,120	(35)

Changes in assets and liabilities which provided (used) cash:

Accounts receivable	15,376	26,715

Inventories	(2,799)	(174)

Other assets	1,378	541

Accounts payable	(2,110)	864

Accrued expenses	9,516	(5,463)

Income taxes payable	(3,293)	(2,549)

Other liabilities	11	5,441

Net cash provided by operating activities	29,148	25,226

INVESTING ACTIVITIES:

Purchase of property and equipment	(80)	(1,240)

Net cash used in investing activities	(80)	(1,240)

FINANCING ACTIVITIES:

Repayments of long-term debt		(4,127)

Repurchase of Class A Transferable and Class B Non-Transferable Warrants	(6,730)

Net cash used in financing activities	(6,730)	(4,127)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,338	19,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,357	59,196

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,695	$79,055

SUPPLEMENTAL INFORMATION:

Interest Paid	$20	$2,861

Income Taxes Paid	$3,293	$2,786

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002

1. CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2002 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as promulgated by APB Opinion No. 28 and Rule 10.01 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the prior period’s financial statements to conform with the classifications used in 2002.

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge is marked to fair value through earnings.

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

         In June 2001, the FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. See note 3 to the consolidated financial statements.

3. GOODWILL AND OTHER INTANGIBLES

         Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

         Goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Goodwill	$181,079	$182,318

Amortizable Intangibles:

Licenses	$11,000	$11,000

Patents	3,200	3,200

	14,200	14,200

Less accumulated amortization	(1,889)	(1,705)

Other Intangibles, net	$12,311	$12,495

         We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of DuPont Pharmaceuticals Company (“DuPont”, formerly The DuPont Merck Pharmaceutical Company, DuPont Merck Pharma and Endo Laboratories, L.L.C.) and the July 17, 2000 acquisition of Algos Pharmaceutical Corporation (“Algos”). Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business.. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and will be evaluated as such for goodwill impairment. Goodwill will be evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment has occurred between annual dates. Goodwill has been evaluated for impairment upon the adoption of SFAS No. 142 and no impairment has been identified.

         Effective January 1, 2002, the carrying amount of workforce-in-place was reclassified as goodwill. The cost of license fees is capitalized and is being amortized on a straight-line basis over their estimated useful life of twenty years. The cost of acquired patents is capitalized and is being amortized on a straight-line basis over their estimated useful life of seventeen years.

         The pro forma effect of the adoption of SFAS No. 141 and SFAS No. 142 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except per share data)
Reported net income (loss)	$5,376	$(14,238)

Add back: Goodwill amortization	—	10,225

Add back: Amortization of workforce-in-place	—	1,487

Pro forma income tax benefit	—	954

Adjusted net income (loss)	$5,376	$(1,572)

Basic earnings (loss) per share:

Reported net income (loss)	$.05	$(.16)

Add back: Goodwill amortization	—	.11

Add back: Amortization of workforce-in-place	—	.02

Pro forma income tax benefit	—	.01

Adjusted net income (loss)	$.05	$(.02)

Diluted earnings (loss) per share:

Reported net income (loss)	$.05	$(.16)

Add back: Goodwill amortization	—	.11

	(Unaudited)
	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except per share data)

Add back: Amortization of workforce-in-place	—	.02

Pro forma income tax benefit	—	.01

Adjusted net income (loss)	$.05	$(.02)

         Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

2002	$741

2003	741

2004	741

2005	741

2006	741

4. COMPENSATION RELATED TO STOCK OPTIONS

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

         The Class C stock options vest in four discrete tranches contingent upon (i) the Common Stock of the Company exceeding a defined closing price threshold for ninety consecutive trading days, (ii) the closing price of the Common Stock of the Company on the last trading day of such ninety consecutive trading day period being greater than or equal to 85% of the defined closing price and (iii) the holder being a director, officer or employee of the Company or any of its subsidiaries on such date. The defined closing price thresholds are as follows:

	MorphiDex®	MorphiDex®
	is Approved	is Not Approved
	On or Prior to	On or Prior to
	December 31, 2002	December 31, 2002

	Common Stock	Common Stock
	Closing Price	Closing Price
Option Class	Threshold	Threshold

C1A and C1B	$6.06	$4.28

C2	$9.38	$6.62

C3	$14.99	$10.58

C4	$24.50	$17.29

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

If these charges are recorded by the Company in connection with the above options, they will be significant. They will, however, not result in the issuance of additional shares of Company Common Stock. The aforementioned conditions have been achieved for the Class C1A, Class C1B and Class C2 stock options and therefore these stock options have vested. Accordingly, a non-cash compensation charge of $15.3 million was recorded in the fourth quarter of 2000 for the vesting of the Class C1A and Class C1B stock options and a non-cash compensation charge of $37.3 million was recorded in the third quarter of 2001 for the vesting of the Class C2 stock options.

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

5. WARRANTS

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

         If the FDA approves MorphiDex® on or prior to September 30, 2002, then upon exercise of these warrants, each warrant will be exercisable into 0.633803 shares of Common Stock. If the FDA approves MorphiDex® after September 30, 2002 and prior to March 31, 2003, then upon exercise of these warrants, each warrant will be exercisable into 0.263158 shares of Common Stock. If the FDA does not approve MorphiDex® before March 31, 2003, each of these warrants becomes void and all rights in respect of these warrants will cease.

         On December 5, 2001, we commenced a tender offer to purchase up to 13,500,000 of our outstanding Class A Transferable Warrants and any and all of our outstanding Class B Non-Transferable Warrants. This tender offer expired at midnight on January 25, 2002. As of December 31, 2001, there were outstanding 17,810,526 of these warrants. We accepted an aggregate of 8,585,262 Class A Transferable Warrants and Class B Non-Transferable Warrants for payment at a purchase price of $0.75 per warrant. We used cash on hand to finance the purchase of the tendered warrants. Following the purchase by us, there were outstanding 9,225,264 of these warrants.

Pre-Merger Endo Warrants

         The Pre-Merger Endo Warrants are exercisable at an exercise price of $.01 per share into a specified number of shares of Common Stock if the FDA does not approve MorphiDex® for any pain indication prior to December 31, 2002. As of March 31, 2002, there were outstanding 71,328,424 of these warrants. If the FDA does not approve MorphiDex® before December 31, 2002, then these warrants become exercisable and upon exercise, each warrant will be exercisable into 0.416667 shares of Common Stock for a total of 29,720,177 shares of Common Stock.

6. RELATED PARTY TRANSACTIONS

         On July 14, 2000, Endo Pharma LLC was formed to ensure that the stock options granted pursuant to the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, as amended and restated, the “Endo Pharma LLC 1997 Stock Option Plans”) diluted only the pre-Merger holders of Endo Common Stock (see Note 4). Subsequent to the Merger, only currently outstanding shares of Common Stock of the Company held by Endo Pharma LLC will be issued upon the exercise of these stock options. Because Endo Pharma LLC, and not the Company, will provide the shares issued upon the exercise of the options, the Company has entered into a tax sharing agreement with Endo Pharma LLC under which the Company will pay to Endo Pharma LLC the amount of the tax benefits it receives as a result of the exercise of these stock options into shares of Common Stock held by Endo Pharma LLC for the years in which these tax benefits arise. As of March 31, 2002, no payments have been made or accrued.

7. COMMITMENTS AND CONTINGENCIES

         We have entered into employment agreements with certain members of management.

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

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties.

Overview

         We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 76%, 67% and 58% of net sales for the years ended December 31, 2000, 2001 and the three months ended March 31, 2002. On August 26, 1997, an affiliate of Kelso & Company and the then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc.

         On July 17, 2000, we completed our merger with Algos. In the merger, we issued to the former Algos stockholders, in the aggregate, 17,810,526 shares of our common stock and 17,810,526 warrants to purchase in the aggregate up to 20,575,507 additional shares of our common stock in certain circumstances as more fully described under note 5 to the consolidated financial statements in this report. In the merger, we also issued to our pre-merger stockholders, in the aggregate, 71,328,424 warrants to purchase in the aggregate up to 29,720,177 additional shares of common stock in certain other circumstances as more fully described under note 5 to the consolidated financial statements in this report.

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

         Our most critical accounting policies include the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, royalties and returns and losses, the utilization of deferred tax assets and the assessment of impairment of goodwill and other intangible assets. Note 2 to our consolidated financial statements contained in our annual report on Form 10K describes our significant accounting policies.

Results of Operations

Goodwill and Other Intangibles

         Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

         Goodwill represents a significant portion of our assets and stockholders’ equity. As of March 31, 2002, goodwill comprised approximately 38% of our total assets and 62% of our stockholders’ equity. We assess the potential impairment of goodwill by comparing the fair value of goodwill to its carrying value for our one reporting unit. An impairment loss would be recognized when the estimated fair value is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

         We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of DuPont Pharmaceuticals Company (“DuPont”, formerly The DuPont Merck Pharmaceutical Company, DuPont Merck Pharma and Endo Laboratories, L.L.C.) and the July 17, 2000 acquisition of Algos Pharmaceutical Corporation (“Algos”). Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and will be evaluated as such for goodwill impairment. Goodwill will be evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment has occurred between annual dates. Goodwill has been evaluated for impairment upon the adoption of SFAS No. 142 on January 1, 2002 and, based on the fair value of our reporting unit, no impairment has been identified.

         Goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Goodwill	$181,079	$182,318

Amortizable Intangibles:

Licenses	$11,000	$11,000

Patents	3,200	3,200

	14,200	14,200

Less accumulated amortization	(1,889)	(1,705)

Other Intangibles, net	$12,311	$12,495

         Effective January 1, 2002, the carrying amount of workforce-in-place was reclassified as goodwill. The cost of license fees is capitalized and is being amortized on a straight-line basis over their estimated useful life of twenty years. The cost of acquired patents is capitalized and is being amortized on a straight-line basis over their estimated useful life of seventeen years.

         The pro forma effect of the adoption of SFAS No. 141 and SFAS No. 142 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,

	2002	2001

	(in thousands except per share data)
Reported net income (loss)	$5,376	$(14,238)

Add back: Goodwill amortization	—	10,225

Add back: Amortization of workforce-in-place	—	1,487

Pro forma income tax benefit	—	954

Adjusted net income (loss)	$5,376	$(1,572)

Basic earnings (loss) per share:

Reported net income (loss)	$.05	$(.16)

Add back: Goodwill amortization	—	.11

Add back: Amortization of workforce-in-place	—	.02

Pro forma income tax benefit	—	.01

Adjusted net income (loss)	$.05	$(.02)

Diluted earnings (loss) per share:

Reported net income (loss)	$.05	$(.16)

Add back: Goodwill amortization	—	.11

Add back: Amortization of workforce-in-place	—	.02

Pro forma income tax benefit	—	.01

Adjusted net income (loss)	$.05	$(.02)

         Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

2002	$741

2003	741

2004	741

2005	741

2006	741

Compensation Related to Stock Options

         During our fourth quarter ended December 31, 2000 we incurred a non-cash charge of $15.3 million, and during our third quarter ended September 30, 2001, we recorded a non-cash charge of $37.3 million, in each case for stock-based compensation relating to the vesting of options that were issued under the Endo Pharma LLC stock option plans. Under these plans, tranches of options vest when we attain certain stock price targets. As each tranche vests, we incur a non-cash charge representing the difference between the market price of the shares underlying the options and the exercise price of such options. We may in the future incur up to two additional charges in relation to the Endo Pharma LLC options as a result of the attainment of these common stock price targets. These charges may be substantial. These options are exercisable into shares of common stock that are presently held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of common stock.

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

         The following table presents our unaudited net sales by product category for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

	(in thousands, unaudited)
Percocet®	$23,468	$20,159

Lidoderm®	10,002	3,643

Other brands	5,326	5,002

Total brands	38,796	28,804

Total generics	28,230	10,578

Total net sales	$67,026	$39,382

         The following table presents our unaudited net sales as a percentage of total net sales for select products for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Percocet®	35%	51%

Lidoderm®	15	9

Other brands	8	13

Total brands	58	73

Total generics	42	27

Total net sales	100%	100%

         Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         Net sales for the three months ended March 31, 2002 increased by 70% to $67.0 million from $39.4 million in the comparable 2001 period. This increase in net sales was primarily due to the increase in net sales of Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia, certain generic products and the new strengths of Percocet®.

In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Net sales of Lidoderm® increased to $10.0 million from $3.6 million in the comparable 2001 period. Percocet® net sales increased 16% to $23.5 million from $20.2 million in the comparable 2001 period due to the new strengths of Percocet® launched in November 2001. In April 2001, generic equivalents of Percocet® 7.5/500 and Percocet® 10.0/650 were introduced. In November 2001, we launched Percocet® 7.5/325 and Percocet® 10.0/325 which do not currently have generic equivalents. Generic products increased to $28.2 million from $10.6 million in the comparable 2001 period primarily due to the growth of our generic morphine sulfate extended release tablets and Endocet®. In November 1998, we launched the 15mg, 30mg and 60mg strengths, in May 2001, we launched the 100mg strength and in September 2001, we launched the 200mg strength of our generic morphine sulfate extended release tablets. These products continue to gain market share. In April 2001, we launched two new strengths of our generic product Endocet®. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

         Gross profit for the three months ended March 31, 2002 increased by 80% to $48.1 million from $26.7 million in the comparable 2001 period. Gross profit margins increased to 72% from 68% due to a more favorable mix of higher margin brand and generic products resulting from the product launches discussed above, and the discontinuation of some lower margin non-core products. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of our manufacturing relationship with Bristol-Myers Squibb Pharma Company (formerly DuPont Pharmaceuticals), currently our most significant contract manufacturing relationship. If we achieve our forecast for revenue and product mix, we expect the increase in gross profits and gross profit margins to continue.

         Selling, general and administrative expenses for the three months ended March 31, 2002 increased by 48% to $23.6 million from $15.9 million in the comparable 2001 period. This increase was due to a $4.2 million increase in sales and promotional efforts in 2002 over the comparable 2001 period to support Lidoderm® and Percocet®. In addition, we experienced an increase in personnel-related costs in the general and administrative functions in order to support our new product marketing and new product development.

         Research and development expenses for the three months ended March 31, 2002 increased by 46% to $13.4 million from $9.2 million in the comparable 2001 period. This increase was due to our increased spending on new products under development that are focused in pain management. We are currently conducting Phase III clinical trials on MorphiDex® and on both an oral extended-release and oral immediate-release version of oxymorphone.

         Depreciation and amortization for the three months ended March 31, 2002 decreased to $.8 million from $12.4 million in the comparable 2001 period. Effective January 1, 2002, we have adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets and will no longer amortize goodwill unless evidence of an impairment exists. If SFAS 142 had been adopted as of January 1, 2001, depreciation and amortization for the three months ended March 31, 2001 would have been $.7 million.

         Interest expense, net for the three months ended March 31, 2002 decreased by 54% to $1.6 million from $3.5 million in the comparable 2001 period. This decrease is substantially due to the repayment on October 29, 2001 of the term loans outstanding on our credit facility. Interest expense for the three months ended March 31, 2002 substantially represents the accretion of promissory notes issued to Bristol-Myers Squibb which bear no interest and therefore have been discounted in the accompanying financial statements. For the three months ended March 31, 2001, due to the adoption of SFAS 133 on January 1, 2001, the Company recorded a $.2 million charge for the accumulated transition adjustment relating to derivative instruments that do not qualify as a hedge under SFAS 133.

         Income tax (benefit) for the three months ended March 31, 2002 increase to $3.4 million from nil in the comparable 2001 period. This increase is due to the increase in income before income tax for the three months ended March 31, 2002. For the three months ended March 31, 2001, we recorded a valuation allowance on our existing deferred tax assets due to the uncertainty of the utilization of such amounts in the foreseeable future. During the fourth quarter of 2001, we evaluated our anticipated future taxable income based upon the repayment of our outstanding term loans, new product approvals and other existing and estimated future product performance and determined that it is more likely than not that we will utilize our deferred tax benefits. Accordingly, we reversed our valuation reserves that had been recorded against those deferred tax assets.

Liquidity and Capital Resources

         Net cash provided by operating activities increased by $3.9 million to $29.1 million for the three months ended March 31, 2002 from $25.2 million for the three months ended March 31, 2001. This increase was due to the cash provided by the increase in net sales and gross profit for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 offset by an increase in selling, general and administrative expenses and research and development expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

         Net cash utilized in investing activities decreased by $1.1 million to $.1 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001 due to the purchase in 2001 of leasehold improvements and other furniture and fixtures related to our principal executive offices and the implementation of an electronic document management system during 2001.

         Net cash utilized in financing activities increased by $2.6 million to $6.7 million for the three months ended March 31, 2002 from $4.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, we utilized $6.7 million of cash, including fees, to repurchase 8.6 million Class A Transferable Warrants and Class B Non-Transferable Warrants. During the three months ended March 31, 2001, we made a scheduled principal payment on our term loans which were repaid in full on October 29, 2001.

         In its annual report filed on Form 10K for the year ended December 31, 2001, Penwest Pharmaceuticals Co., a collaboration partner of Endo with which Endo has an alliance agreement and with which Endo is developing one of its pipeline projects, stated that its existing capital resources, will enable Penwest to “maintain currently planned operations at least through March 31, 2003.” If Penwest is unable to fund their portion of the collaboration project with Endo, this may adversely affect our results of operations and cash flows in the foreseeable future.

         Our cash and cash equivalents totaled $117.7 million at March 31, 2002. We believe that our (a) cash and cash equivalents, (b) cash flow from operations and (c) our credit facility (which has an available unused line of credit of $75 million) will be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline projects in the event that our collaboration partners are unable to fund their portion of any particular project. We may use a portion of our cash and cash equivalents to repay all or a portion of the notes that we have issued to Bristol-Myers Squibb Company (formerly DuPont Pharmaceuticals) or for possible acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         During the fourth quarter of 2001, we repaid the remaining outstanding balance of our variable rate term loans. Prior to the repayment of our variable rate term loans, our primary market risk exposure was to changes in interest rates (LIBOR) on our variable rate borrowings. As of March 31, 2002, we only have outstanding fixed rate borrowings. These fixed rate borrowings are substantially comprised of promissory notes payable to Bristol-Myers Squibb issued in consideration for manufacturing and supply services provided under the Manufacturing and Supply Agreement. The promissory notes issued annually over the initial five year term of the Manufacturing and Supply Agreement have an aggregate face value of $23.0 million per year and are payable on August 26, 2002. The promissory notes bear no interest and therefore have been discounted in the accompanying financial statements using our borrowing rate for similar instruments at the time of borrowing. We also financed a portion of the purchase price of the Acquisition through the issuance of a promissory note to DuPont. The note has a face value of $3.9 million and is payable on August 26, 2002. The promissory note bears no interest and therefore has been discounted in the accompanying financial statements using a rate which approximates our borrowing rate for similar instruments at the time of borrowing. On December 21, 2001, we entered into a new credit facility that provides for a line of credit of $75.0 million and a delayed draw term loan of $25.0 million. Borrowings under the new credit facility are variable rate borrowings. There are no amounts outstanding under the new credit facility. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments that could expose us to significant market risk. We monitor interest rates and enter into interest rate agreements as considered appropriate.

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

None.

         Item 3.  Defaults Upon Senior Securities.

None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

None.

         Item 5.  Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

(b)	Reports on Form 8-K.

We filed the following Form 8-Ks in the quarter ended March 31, 2002:

Dates	Items
January 8, 2002	Items 7 & 9

January 17, 2002	Items 5 & 7

February 21, 2002	Items 7 & 9

March 6, 2002	Items 7 & 9

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

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/s/ Carol A. Ammon Name: Carol A. Ammon Title: Chairman and Chief Executive Officer

/s/ Jeffrey R. Black Name: Jeffrey R. Black Title: Senior Vice President and Chief Financial Officer

Date: May 14, 2002

Exhibit Index

Exhibit
No.	Title

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the “Merger Agreement”), by and among Endo Pharmaceuticals Holdings Inc. (“Endo”), Endo Inc. and Algos Pharmaceutical Corporation (“Algos”) (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4 of the Registrant (Registration No. 333-39040) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2000)

2.2	Amendment, dated as of April 17, 2000, to the Merger Agreement, by and between Endo, Endo Inc. and Algos (incorporated herein by reference to Exhibit 2.2 of the Registration Statement filed with the Commission on June 9, 2000)

2.3	Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and The DuPont Merck Pharmaceutical Company (“DuPont Merck Pharmaceutical”) (incorporated herein by reference to Exhibit 2.3 of the Registration Statement filed with the Commission on June 9, 2000)

3.1	Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.3	Form of Stock Certificate of Endo Common Stock (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.1	Endo Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

Exhibit
No.	Title

10.2	Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.3	Form of Series A Warrant to Purchase Shares of Common Stock and Warrants of Endo (incorporated herein by reference to Exhibit 10.3 of the Registration Statement filed with the Commission on June 9, 2000)

10.4	Letter Agreement, dated as of November 26, 1999, by and among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	[Intentionally Omitted.]

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	[Intentionally Omitted.]

10.9	[Intentionally Omitted.]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

10.12	Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

Exhibit
No.	Title

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co.**

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Management, Inc. (f/k/a/ Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

*10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

*10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

*10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

*10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

*10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

*10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

*10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

*10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

Exhibit
No.	Title

*10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

*10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O. Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June 9, 2000)

10.32	Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on June 9, 2000)

10.33	Office Lease, dated as of August 26, 1997, by and between Endo Pharmaceuticals and Northstar Development Company (incorporated herein by reference to Exhibit 10.33 of the Registration Statement filed with the Commission on June 9, 2000)

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

*10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

*10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.37	License Agreement, dated as of August 16, 1993, by and between Endo Pharmaceuticals (as successor in interest to Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25, 1996)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.40	[Intentionally Omitted.]

Exhibit
No.	Title

10.41	Service Agreement, dated as of February 1, 2001, by and between Endo Pharmaceuticals and Ventiv Health U.S. Sales Inc. (incorporated herein by reference to Exhibit 10.41 of the Current Report on Form 8-K dated August 31, 2001)

11	Statement Regarding Computation of per Share Earnings

*	A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

**	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 406 of the Securities Act of 1933.