Form 10-Q
period 2003-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2003-05-15
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     The aggregate number of shares of the Registrant’s common stock outstanding as of May 12, 2003 was 131,732,036.

ENDO PHARMACEUTICALS HOLDINGS INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2003

Forward Looking Statements

     We have made “forward-looking statements” in this document within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this Report include, among others:

•	our ability to successfully develop, commercialize and market new products;

•	results of preclinical and clinical trials on new products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to the use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products; and

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales.

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,483	$56,902
Accounts receivable, net	130,666	119,496
Inventories	33,786	35,516
Prepaid expenses	3,992	4,354
Deferred income taxes	53,504	41,219

Total current assets	318,431	257,487

PROPERTY AND EQUIPMENT, Net	11,545	11,810
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	36,185	36,755
DEFERRED INCOME TAXES	23,493	21,184
OTHER ASSETS	3,608	4,657

TOTAL ASSETS	$574,341	$512,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,324	$75,443
Accrued expenses	77,847	68,627
Income taxes payable	24,402	8,359

Total current liabilities	149,573	152,429

OTHER LIABILITIES	7,788	7,851
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 40,000,000 shares authorized; none issued Common Stock, $.01 par value; 175,000,000 shares authorized; 131,715,622 and 102,064,450 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,317	1,021
Additional paid-in capital	595,468	547,249
Accumulated deficit	(178,043)	(194,402)
Accumulated other comprehensive loss	(1,762)	(1,176)

Total Stockholders’ Equity	416,980	352,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$574,341	$512,972

See Notes to Consolidated Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

NET SALES	$152,274	$67,026
COST OF SALES	27,577	18,891

GROSS PROFIT	124,697	48,135

COSTS AND EXPENSES:
Selling, general and administrative	36,116	23,583
Research and development	12,064	13,396
Depreciation and amortization	1,352	785
Compensation related to stock options – primarily selling, general and administrative	48,514

OPERATING INCOME	26,651	10,371

INTEREST EXPENSE, Net of interest income of $91 and $307 respectively	131	1,622

INCOME BEFORE INCOME TAX	26,520	8,749
INCOME TAX	10,161	3,373

NET INCOME	$16,359	$5,376

NET INCOME PER SHARE:
Basic	$.14	$.05
Diluted	$.12	$.05
WEIGHTED AVERAGE SHARES:
Basic	118,217	102,064
Diluted	131,987	102,281

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net Income	$16,359	$5,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,352	785
Amortization of deferred financing costs	99	80
Accretion of promissory notes		1,708
Deferred income taxes	(13,936)	3,120
Compensation related to stock options	48,514
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(11,170)	15,376
Inventories	1,730	(2,799)
Other assets	369	1,378
Accounts payable	(3,119)	(2,110)
Accrued expenses	8,925	9,516
Income taxes payable	16,043	(3,293)
Other liabilities	(27)	11

Net cash provided by operating activities	65,139	29,148

INVESTING ACTIVITIES:
Purchase of property and equipment	(425)	(80)
License fees	(25,000)

Net cash used in investing activities	(25,425)	(80)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(134)
Exercise of pre-merger Endo warrants	1
Repurchase of Class A Transferable and Class B Non-Transferable Warrants		(6,730)

Net cash used in financing activities	(133)	(6,730)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,581	22,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,902	95,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,483	$117,695

SUPPLEMENTAL INFORMATION:
Interest Paid	$27	$20
Income Taxes Paid	$8,053	$3,293

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

1. CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as promulgated by Accounting Principles Board Opinion No. 28 and Rule 10.01 of Regulation S-X under the Securities Act of 1933. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the prior period’s financial statements to conform with the classifications used in 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on our results of operations or financial position.

     In June 2001, the FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. See note 3.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements were effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At March 31, 2003, we had no guarantees outstanding.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$36,000	$36,000
Patents	3,200	3,200

	39,200	39,200
Less accumulated amortization	(3,015)	(2,445)

Other Intangibles, net	$36,185	$36,755

     Goodwill and other intangibles represents a significant portion of our assets and stockholders’ equity. As of March 31, 2003, goodwill and other intangibles comprised approximately 38% of our total assets and 52% of our stockholders’ equity. We assess the potential impairment of goodwill by comparing the fair value of goodwill to its carrying value for our one reporting unit. An impairment loss would be recognized when the estimated fair value is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

     We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. Goodwill has been evaluated for impairment upon the adoption of SFAS No. 142 on January 1, 2002 and, based on the fair value of our reporting unit, no impairment has been identified. On January 1, 2003, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

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

4. COMPENSATION RELATED TO STOCK OPTIONS

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans

     On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). Pursuant to the recapitalization of the Company on July 17, 2000 (which took place in connection with the acquisition of Algos Pharmaceutical Corporation), the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserve an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire no later than December 31, 2012 unless an initial public offering of the Company common stock held by Endo Pharma LLC occurs, in which case the stock options granted will expire on August 26, 2007. The effect of the recapitalization has been reflected in the accompanying financial statements. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC will be issued. As a result, exercise of these stock options will not result in the issuance of additional shares in the Company and will not dilute the ownership of our other public stockholders.

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

     As these share price targets are achieved, resulting in the vesting of each tranche of options, the Company has recorded non-cash compensation charges related to the vesting of the applicable options. Under performance-based options, the measurement of expense is calculated and recorded as a non-cash charge at the time performance is achieved as the difference between the market price of the stock and the exercise price of the options. If these charges are recorded by the Company in connection with the above options, they will be significant. They will, however, not result in the issuance of additional shares of Company common stock.

     During the year ended December 31, 2002, 6,924,363 Class C3 stock options vested upon achievement of the aforementioned conditions. Accordingly, we recorded a $34.7 million compensation charge related to the vesting of these performance-based stock options. The amount represents the estimated difference in the market price of the Company common stock on the date of vesting and the exercise price of the vested stock options.

     During the year ended December 31, 2001, 4,594,535 Class C2 stock options vested upon achievement of the aforementioned conditions. We recorded a $37.3 million compensation charge related to the vesting of these performance-based stock options. The amount represents the estimated difference in the market price of the Company common stock on the date of vesting and the exercise price of the vested stock options.

     During the year ended December 31, 2000, 5,880,713 Class C1A and C1B stock options vested upon achievement of the aforementioned conditions. We recorded a $15.3 million compensation charge related to the vesting of these performance-based stock options. The amount represents the estimated difference in the market price of the Company common stock on the date of vesting and the exercise price of the vested stock options.

     The remaining unvested class of performance-based stock options (Class C4) under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans (see below) will vest upon (i) the common stock of the Company exceeding an average closing price threshold of $17.29 for ninety consecutive trading days, (ii) the closing price of our common stock on the last trading day of such ninety consecutive trading day period being greater than or equal to $14.70 and (iii) the holder being a director, officer or employee of the Company or any of our subsidiaries on such date. The vesting of these approximately 5.0 million outstanding Class C4 stock options will result in an additional compensation charge to the Company. If this vesting occurs, this charge will be substantial. For example, the vesting of the approximately 5.0 million outstanding Class C4 stock options will result in an additional compensation charge to us, which would be approximately $75 million if the market price of our stock on the date vesting occurs is $17.29. As stated above, these options are exercisable solely into shares of Company common stock that are presently held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of Company common stock and will not dilute the ownership of our other public stockholders.

     The Class C1A, C1B, C2, C3 and C4 stock options are generally exercisable, if vested, upon the earlier of (i) the occurrence of a sale, disposition or transfer of Company common stock, after which neither Kelso & Company nor Endo Pharma LLC any longer own any shares of Company common stock or (ii) January 1, 2006.

     Finally, the shares of common stock that individuals receive upon exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

     Pursuant to the Algos merger and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans were only effective on January 1, 2003 in the event that we had not received the approval from the U.S. Food and Drug Administration for MorphiDex® for the treatment of pain by December 31, 2002. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expire no later than December 31, 2012 unless an initial public offering of the Company common stock held by Endo Pharma LLC occurs, in which case the stock options granted will expire on August 26, 2007.

     The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 million stock options to certain employees and members of management. Because approximately 9,188,186 million of these stock options were immediately vested upon their issuance, the Company recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 for the difference between the market price of the common stock of $7.70 and the weighted average exercise price of these stock options of $2.42. No additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the ownership of our other public stockholders. Further, the shares of common stock that individuals receive upon exercise of stock options pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan

     All the options we have granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan have exercise prices equal to the market price of our stock on the date granted and, under accounting principles generally accepted in the United States, a measurement date had occurred on the date of grant. Consequently, we do not expect to incur a charge upon the vesting or exercise of these options.

Stock-Based Compensation

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

     Pro-forma information regarding net income is required to be presented as if we had accounted for our stock options under the provisions of SFAS No. 123. The following assumptions were used for such estimates: no dividend yield; expected volatility of 60% in 2003 and 2002; risk-free interest rate of 4.0% and 5.0% for 2003 and 2002, respectively; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net income would have been as follows (in thousands, except per share amounts):

	March 31,

	2003	2002

Net income	$16,359	$5,376
APB 25 Compensation Expense	48,514
Tax effect of APB 25 compensation expense	(18,580)
SFAS 123 compensation expense	(65,152)	(344)
Tax effect of SFAS 123 compensation expense	24,953	133

Net income pro forma	$6,094	$5,165

Basic earnings per share as reported	$.14	$.05
Basic earnings per share pro forma	$.05	$.05
Diluted earnings per share as reported	$.12	$.05
Diluted earnings per share pro forma	$.05	$.05
Weighted average shares outstanding
Basic	118,217	102,064
Diluted	131,987	102,281

5. WARRANTS

Class A Transferable Warrants and Class B Non-Transferable Warrants

     Prior to March 31, 2003, the Class A Transferable Warrants and Class B Non-Transferable Warrants were exercisable at an exercise price of $.01 per share into a specified number of shares of Company common stock depending on the timing of the FDA’s approval of MorphiDex® for one or more pain indications.

     Because MorphiDex® was not be approved prior to March 31, 2003, the Class A Transferable Warrants (Nasdaq: ENDPW) and Class B Non-Transferable Warrants expired on such date and have no economic value. Accordingly, the Company de-listed the Class A Transferable Warrants upon their expiration.

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

Pre-Merger Endo Warrants

     The holders of Company common stock prior to the Algos merger received warrants (known as the “Pre-Merger Endo Warrants”), which are exercisable at an exercise price of $.01 per share into a specified number of shares of Company common stock since the FDA did not approve MorphiDex® for any pain indication prior to December 31, 2002. As of December 31, 2002, there were outstanding 71.3 million of these warrants. As the FDA did not approve MorphiDex® before December 31, 2002, these warrants became exercisable. Each of these outstanding 71.3 million warrants is exercisable into 0.416667 shares of Company common stock. These warrants are exercisable at an exercise price of $0.01 per share into a maximum of 29.7 million shares of Company common stock. As of March 31, 2003, 71.2 million of these warrants had been exercised into 29,651,172 shares of Company common stock. The warrants are exercisable until July 8, 2003, at which time they will expire.

6. RELATED PARTY TRANSACTIONS

     On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not Endo, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2003, approximately 1.4 million of these stock options had been exercised by former employees into shares of our common stock held by Endo Pharma LLC. The exercise of any of these Endo Pharma LLC stock options generally will permit us to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2003, approximately $11 million), which is estimated to result in a tax benefit amount of approximately $4 million. Under the tax sharing agreement, we are required to pay this $4 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.61 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Options Plans were vested and exercised (including the 1.4 million stock options already exercised as discussed above):

•	assuming the market price of our common stock was $10.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $268 million, which could result in a tax benefit amount of approximately $103 million payable to Endo Pharma LLC.

•	assuming the market price of our common stock was $15.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $450 million, which could result in a tax benefit amount of approximately $172 million payable to Endo Pharma LLC.

•	assuming the market price of our common stock was $20.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $631 million, which could result in a tax benefit amount of approximately $242 million payable to Endo Pharma LLC.

     Under the terms of the tax sharing agreement, we must pay all such tax benefit amounts to Endo Pharma LLC to the extent these tax benefits are usable by us, as described above. However, these payments need only be made to Endo Pharma LLC upon the occurrence of a liquidity event, which is generally defined as a transaction or series of transactions resulting in (a) a sale of greater than 20% on a fully diluted basis of our common equity (either through a primary offering by us or a secondary sale by Endo Pharma LLC or other holders of common stock pursuant to a registration rights agreement or a combination of both), (b) a change in control of Endo or (c) a sale of all or substantially all of our assets. In accordance with the tax sharing agreement, no payments have been made or accrued to date.

7. COMMITMENTS AND CONTINGENCIES

     We have entered into employment agreements with certain members of management.

     We have entered into certain collaboration agreements with third parties for the development of pharmaceutical products. These agreements may require us to share in the development costs of such products, make payments to these third parties upon the achievement of certain defined milestones, make payments to such third parties based on a percentage of the net sales of such products and generally grant marketing rights to us for such products. If any of our third party partners are unable or unwilling to fund their portion of the particular collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future. On March 18, 2003, we received notice from Penwest Pharmaceuticals Co. (a collaboration partner of ours with which we have an alliance agreement and with which we are developing our pipeline project, oxymorphone ER) that it was exercising its right under our agreement to cease funding its share of the development and pre-launch marketing costs of our development project oxymorphone extended-release (ER) on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we will now be responsible for funding 100% of these remaining costs until oxymorphone ER is approved by the FDA, at which time we will recoup from the royalties due to Penwest the full amount of what Penwest should have contributed had it not exercised such right. We believe that our cash and cash equivalents and cash flow from operating activities will be more than sufficient to meet our normal operating, investing and financing activities in the foreseeable future, including the funding of 100% of the costs to bring our pipeline products, including oxymorphone ER, to market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties.

Overview

     We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 67%, 63% and 69% of net sales for the years ended December 31, 2001, 2002 and the three months ended March 31, 2003, respectively.

     On August 26, 1997, the members of management of the then DuPont Merck Pharmaceutical Company and an affiliate of Kelso & Company entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$36,000	$36,000
Patents	3,200	3,200

	39,200	39,200
Less accumulated amortization	(3,015)	(2,445)

Other Intangibles, net	$36,185	$36,755

     Goodwill and other intangibles represents a significant portion of our assets and stockholders’ equity. As of March 31, 2003, goodwill and other intangibles comprised approximately 38% of our total assets and 52% of our stockholders’ equity. We assess the potential impairment of goodwill by comparing the fair value of goodwill to its carrying value for our one reporting unit. An impairment loss would be recognized when the estimated fair value is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

     We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then

DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. Goodwill has been evaluated for impairment upon the adoption of SFAS No. 142 on January 1, 2002 and, based on the fair value of our reporting unit, no impairment has been identified. On January 1, 2003, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

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

Compensation Related to Stock Options — Endo Pharma LLC Stock Option Plans

     In our 2000 fiscal year, we incurred a non-cash charge of $15.3 million; in our 2001 fiscal year, we recorded a non-cash charge of $37.3 million; and in our 2002 fiscal year, we recorded a non-cash charge of $34.7 million, in each case for stock-based compensation relating to the vesting of options that were issued under the Endo Pharma LLC 1997 Stock Option Plans. Under the Endo Pharma LLC 1997 Stock Option Plans, tranches of options vest when we attain certain stock price targets. As each tranche vests, we incur a non-cash charge representing the difference between the market price of the shares underlying the options and the exercise price of such options. We may in the future incur one additional charge in relation to the Endo Pharma LLC options as a result of the attainment of a certain common stock price target. If attained, this charge will be substantial. However, these options are exercisable into shares of Company common stock that are presently held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of common stock and will not dilute the ownership of our other public stockholders. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

     In connection with the Algos merger and our related recapitalization on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Employee Stock Option Plan and the Endo Pharma LLC 2000 Supplemental Executive Stock Option Plan (collectively, the “Endo Pharma LLC 2000 Supplemental Stock Option Plans” and, together with the Endo Pharma LLC 1997 Stock Option Plans, the “Endo Pharma LLC Stock Option Plans”) were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10.7 million shares of our common stock that is held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans were not effective until January 1, 2003. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of

$7.70 and the exercise price of these stock options of $2.42. Upon exercise, no additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the ownership of our other public stockholders. In addition, Endo Pharma LLC, and not us, will receive the exercise price payable in connection with these options. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

     Finally, the remaining unvested class of performance-based stock options (Class C4) under the Endo Pharma LLC Stock Option Plans will vest upon (i) our common stock exceeding an average closing price threshold of $17.29 for ninety consecutive trading days, (ii) the closing price of our common stock on the last trading day of such ninety consecutive trading day period being greater than or equal to $14.70 and (iii) the holder being a director, officer or employee of the Company or any of our subsidiaries on such date. If this vesting occurs, this charge will be substantial. For example, the vesting of the approximately 5.0 million outstanding Class C4 stock options will result in an additional compensation charge to us, which would be approximately $75 million if the market price of our stock on the date vesting occurs is $17.29. As stated above, these options are exercisable solely into shares of our common stock that are presently held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of common stock and will not dilute the ownership of our other public stockholders. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

Compensation Related to Stock Options — Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan

     All the stock options we have granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan have exercise prices equal to the market price of our common stock on the date granted and, under generally accepted accounting principles, a measurement date occurs on the date of each grant. Consequently, we do not expect to incur a charge upon the vesting or exercise of these options.

Results of Operations

Net Sales

     Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for certain chargebacks, sales allowances, the cost of returns and losses. Net sales are recognized when products are shipped.

     The following table presents our unaudited net sales by product category for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Percocet®	$55,459	$23,468
Lidoderm®	41,490	10,002
Other brands	7,379	5,326

Total brands	$104,328	$38,796
Total generics	$47,946	$28,230

Total net sales	$152,274	$67,026

     The following table presents our unaudited net sales of select products as a percentage of total net sales for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Percocet®	37%	35%
Lidoderm®	27%	15%
Other brands	5%	8%

Total brands	69%	58%
Total generics	31%	42%

Total net sales	100%	100%

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Net sales for the three months ended March 31, 2003 increased by 127% to $152.3 million from $67.0 million in the comparable 2002 period. This increase in net sales was primarily due to the increase in the net sales of the new strengths of Percocet®, Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia and certain generic products. Percocet® net sales increased to $55.5 million from $23.5 million in the comparable 2002 period due to the new strengths of Percocet® launched in November 2001. In April 2001, generic equivalents of Percocet® 7.5/500 and Percocet® 10.0/650 were introduced. In November 2001, we launched Percocet® 7.5/325 and Percocet® 10.0/325 which do not currently have generic equivalents. Net sales of Lidoderm® increased to $41.5 million from $10.0 million in the comparable 2002 period. In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Net sales of our generic products increased 70% to $47.9 million from $28.2 million in the comparable 2002 period primarily due to the growth of our generic morphine sulfate extended-release tablets and Endocet®. In November 1998, we launched the 15mg, 30mg and 60mg strengths, in May 2001, we launched the 100mg strength and in September 2001, we launched the 200mg strength of our generic morphine sulfate extended-release tablets. These products continue to gain market share. In April 2001, we launched two new strengths of our generic product Endocet®. In addition, Percocet® and Lidoderm® were favorably impacted from our customers’ increasing their inventories back to normalized levels from the relatively low levels that were maintained at the end of 2002. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due to the impact of the normalization of our customers’ inventory levels during the first quarter of 2003 and expected generic competition with certain of our products, we believe that net sales, gross profit, operating income and net income for each of the remaining three quarters of 2003 may be lower than our results for the first quarter for 2003.

     Gross profit for the three months ended March 31, 2003 increased by 159% to $124.7 million from $48.1 million in the comparable 2002 period. Gross profit margins increased to 82% from 72% due to a more favorable mix of higher margin brand and generic products resulting from the products discussed above. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of our manufacturing relationship with Bristol-Myers Squibb Pharma Company (f/k/a The DuPont Merck Pharmaceutical Company), currently one of our most significant contract manufacturing relationships.

     Selling, general and administrative expenses for the three months ended March 31, 2003 increased by 53% to $36.1 million from $23.6 million in the comparable 2002 period. This increase was due to a $8.0 million increase in sales and promotional efforts in 2003 over the comparable 2002 period to support Lidoderm® and Percocet® and in preparation of new product launches. In addition, we experienced an increase in costs in the general and administrative functions in order to support our new product marketing and new product development.

     Research and development expenses for the three months ended March 31, 2003 decreased by 10% to $12.1 million from $13.4 million in the comparable 2002 period. This decrease reflects the overall stage of development of our development portfolio. During 2002, we were performing clinical trials on our extended-release and immediate-release oxymorphone products and MorphiDex®. During 2003, our development efforts are focused on our oral mucositis product which is currently in Phase III clinical trials as well as other earlier stage projects focused in the area of pain management.

     Depreciation and amortization for the three months ended March 31, 2003 increased to $1.4 million from $.8 million in the comparable 2002 period primarily due to an increase in amortization of license fees arising from the SkyePharma license entered into on December 31, 2002.

     Compensation related to stock options was $48.5 million during the three months ended March 31, 2003. Effective January 1, 2003, the Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of $7.70 and the exercise price of these stock options of $2.42. No additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the ownership of our other public stockholders.

     Interest expense, net for the three months ended March 31, 2003 decreased to $.1 million from $1.6 million in the comparable 2002 period. This decrease is substantially due to the repayment on August 26, 2002 of the promissory notes issued to Bristol-Myers Squibb in connection with our 1997 acquisition from Bristol-Myers Squibb Pharma Company (f/k/a The Dupont Merck Pharmaceutical Company).

     Income tax for the three months ended March 31, 2003 increased to $10.1 million from $3.4 million in the comparable 2002 period. This increase is due to the increase in income before income tax for the three months ended March 31, 2003.

Liquidity and Capital Resources

     Our principal source of liquidity is cash generated from operations. Under our credit facility, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses and capital expenditures.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $36.0 million to $65.1 million for the three months ended March 31, 2003 from $29.1 million for the three months ended March 31, 2002. This increase was due to the cash provided by the increase in net sales and gross profit for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, offset by an increase in selling, general and administrative expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     Net Cash Utilized in Investing Activities. Net cash utilized in investing activities increased by $25.4 million to $25.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company paid a $25.0 million license fee to SkyePharma, Inc. for the marketing rights to DepoMorphineTM and Propofol IDD-DTM.

     Net Cash Utilized in Financing Activities. Net cash utilized in financing activities decreased by $6.6 million to $.1 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, we utilized $6.7 million of cash, including fees, to repurchase 8.6 million of our Class A Transferable Warrants and Class B Non-Transferable Warrants.

     Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including an EBITDA maintenance covenant, events of default and other provisions customarily found in similar agreements. As of May 14, 2003, we have not borrowed any amounts under our credit facility.

     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not Endo, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2003, approximately 1.4 million of these stock options had been exercised by former employees into shares of our common stock held by Endo Pharma LLC. The exercise of any of these Endo Pharma LLC stock options generally will permit us to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2003, approximately $11 million), which is estimated to result in a tax benefit amount of approximately $4 million. Under the tax sharing agreement, we are required to pay this $4 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.61 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Options Plans were vested and exercised (including the 1.4 million stock options already exercised as discussed above):

•	assuming the market price of our common stock was $10.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $268 million, which could result in a tax benefit amount of approximately $103 million payable to Endo Pharma LLC.

•	assuming the market price of our common stock was $15.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $450 million, which could result in a tax benefit amount of approximately $172 million payable to Endo Pharma LLC.

•	assuming the market price of our common stock was $20.00 per share, then, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $631 million, which could result in a tax benefit amount of approximately $242 million payable to Endo Pharma LLC.

     Under the terms of the tax sharing agreement, we must pay all such tax benefit amounts to Endo Pharma LLC to the extent these tax benefits are usable by us, as described above. However, these payments need only be made to Endo Pharma LLC upon the occurrence of a liquidity event, which is generally defined as a transaction or series of transactions resulting in (a) a sale of greater than 20% on a fully diluted basis of our common equity (either through a primary offering by us or a secondary sale by Endo Pharma LLC or other holders of common stock pursuant to a registration rights agreement or a combination of both), (b) a change in control of Endo or (c) a sale of all or substantially all of our assets. In accordance with the tax sharing agreement, no payments have been made or accrued to date.

     Collaboration Agreements. We have entered into certain collaboration agreements with third parties for the development of pharmaceutical products. These agreements may require us to share in the development costs of such products, make payments to these third parties upon the achievement of certain defined milestones, make payments to such third parties based on a percentage of the net sales of such products and generally grant marketing rights to us for such products. If any of our third party partners are unable or unwilling to fund their portion of the particular collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future. On March 18, 2003, we received notice from Penwest Pharmaceuticals Co. (a collaboration partner of ours with which we have an alliance agreement and with which we are developing our pipeline project, oxymorphone ER) that it was exercising its right under our agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we will now be responsible for funding 100% of these remaining costs until oxymorphone ER is approved by the FDA, at which time we will recoup from the royalties due to Penwest the full amount of what Penwest should have contributed had it not exercised such right. We believe that our cash and cash equivalents and cash flow from operating activities will be more than sufficient to meet our normal operating, investing and financing activities in the foreseeable future, including the funding of 100% of the costs to bring our pipeline products, including oxymorphone ER, to market.

     Cash and Cash Equivalents. Our cash and cash equivalents totaled $96.5 million at March 31, 2003. We believe that our (a) cash and cash equivalents, (b) cash flow from operations and (c) our credit facility (which has an available unused line of credit of $75 million) will be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline projects in the event that our collaboration partners are unable or unwilling to fund their portion of any particular project. We may use a portion of our cash and cash equivalents for possible acquisitions or licensing opportunities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     On December 21, 2001, we amended and restated our senior credit facility to provide for a line of credit of $75.0 million and a delayed draw term loan of $25.0 million. On August 27, 2002, the delayed draw term loan of $25.0 million expired unused. Borrowings under the $75.0 million line of credit are variable rate borrowings. There are no amounts outstanding under the line of credit. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments that could expose us to significant market risk. We monitor interest rates and enter into interest rate agreements as considered appropriate.

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

     On October 20, 2000, The Purdue Frederick Company and related companies (Purdue Frederick) filed suit against us and our subsidiary, Endo Pharmaceuticals Inc. (EPI), in the U.S. District Court for the Southern District of New York alleging that EPI’s bioequivalent version of Purdue Frederick’s OxyContin (oxycodone hydrochloride extended-release tablets), 40mg strength, infringes three of its patents. This suit arose after EPI provided the plaintiffs with notice that its ANDA submission for a bioequivalent version of Purdue Frederick’s OxyContin, 40mg strength, challenged the listed patents for OxyContin 40mg tablets. On March 13, 2001, Purdue Frederick filed a second suit against us and EPI in the U.S. District Court for the Southern District of New York alleging that EPI’s bioequivalent versions of Purdue Frederick’s OxyContin, 10mg and 20mg strengths, infringe the same three patents. This suit arose from EPI having amended its earlier ANDA on February 9, 2001 to add bioequivalent versions of the 10mg and 20mg strengths of OxyContin. On August 30, 2001, Purdue Frederick filed a third suit against us and EPI in the U.S. District Court for the Southern District of New York alleging that EPI’s bioequivalent version of Purdue Frederick’s OxyContin, 80mg strength, infringes the same three patents. This suit arose from EPI having amended its earlier ANDA on July 30, 2001 to add the bioequivalent version of the 80mg strength of OxyContin.

     For each of the 10mg, 20mg, 40mg and 80mg strengths of this product, EPI made the required Paragraph IV certification against the patents listed in the FDA’s Orange Book as covering these strengths of OxyContin. EPI has pleaded counterclaims that the patents asserted by Purdue Frederick are invalid, unenforceable and/or not infringed by EPI’s formulation of oxycodone hydrochloride extended-release tablets, 10mg, 20mg, 40mg and 80mg strengths. EPI has also counterclaimed for antitrust damages based on allegations that Purdue Frederick obtained the patents through fraud on the United States Patent and Trademark Office and is asserting them while aware of their invalidity and unenforceability. However, we cannot make any assurances as to the outcome of this patent challenge. Purdue Frederick was granted a preliminary injunction (Purdue Pharma L.P. v. Boehringer Ingelheim GmbH, 98 F. Supp. 2d 362 (SDNY 2000)), which decision was affirmed on appeal (Purdue Pharma L.P. v. Boehringer Ingelheim GmbH, 237 F.3d 1359 (Fed. Cir. 2001)), against a different manufacturer based on the same patents that are being asserted against us and EPI, and in the same court in which Purdue Frederick sued. We believe the defenses rejected in the preliminary injunction decision and in the appellate decision do not substantially impact the principal defenses raised by us and EPI.

     The district court has tentatively scheduled the trial of the patent claims in all three of the suits against EPI for June 2, 2003. By an earlier order, the judge bifurcated the antitrust counterclaims for a separate and subsequent trial.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

(b)	Reports on Form 8-K.

We filed the following Form 8-Ks in the quarter ended March 31, 2003:

Dates	Items

January 6, 2003	7 and 9
January 8, 2003	5 and 7
January 8, 2003	5, 7 and 9
January 15, 2003	5 and 7
February 20, 2003	7 and 9
February 25, 2003	7 and 9
March 5, 2003	7 and 9
March 19, 2003	7 and 9
March 20, 2003	7 and 9
March 25, 2003	7 and 9

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
Date: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ CAROL A. AMMON Carol A. Ammon Chairman & Chief Executive Officer

CERTIFICATIONS

I, Jeffrey R. Black, as Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Endo Pharmaceuticals Holdings Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ JEFFREY R. BLACK Jeffrey R. Black Chief Financial Officer

Exhibit Index

Exhibit
No.	Title

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 3, 2000 (the “Merger Agreement”), by and among Endo Pharmaceuticals Holdings Inc. (“Endo”), Endo Inc. and Algos Pharmaceutical Corporation (“Algos”) (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4 of the Registrant (Registration No. 333-39040) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2000)

2.2	Amendment, dated as of April 17, 2000, to the Merger Agreement, by and between Endo, Endo Inc. and Algos (incorporated herein by reference to Exhibit 2.2 of the Registration Statement filed with the Commission on June 9, 2000)

2.3	Asset Purchase Agreement, dated as of August 27, 1997, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and The DuPont Merck Pharmaceutical Company (“DuPont Merck Pharmaceutical”) (incorporated herein by reference to Exhibit 2.3 of the Registration Statement filed with the Commission on June 9, 2000)

3.1	Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of July 14, 2000, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.3	Form of Stock Certificate of Endo Common Stock (incorporated herein by reference to Exhibit 4.3 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.1	Endo Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the

Exhibit
No.	Title

Commission on August 15, 2000)

10.2	Algos Warrant Agreement, dated as of July 17, 2000, by and between Endo and United States Trust Company of New York (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.3	[Intentionally Omitted.]

10.4	Letter Agreement, dated as of November 26, 1999, by and among Algos, Endo, KIA V and KEP V (incorporated herein by reference to Exhibit 10.4 of the Registration Statement filed with the Commission on June 9, 2000)

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	[Intentionally Omitted.]

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	[Intentionally Omitted.]

10.9	[Intentionally Omitted.]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

10.12	Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck

Exhibit
No.	Title

Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals Inc. (“EPI”) and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Management, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

10.27	Amended and Restated Employment Agreement, dated as of

Exhibit
No.	Title

September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O. Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June 9, 2000)

10.32	Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on June 9, 2000)

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.37	License Agreement, dated as of August 16, 1993, by and between Endo Pharmaceuticals (as successor in interest to Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25, 1996)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

Exhibit
No.	Title

10.40	[Intentionally Omitted.]

10.41	Service Agreement, dated as of February 1, 2001, by and between Endo Pharmaceuticals and Ventiv Health U.S. Sales Inc. (incorporated herein by reference to Exhibit 10.41 of the Current Report on Form 8-K dated August 31, 2001) Development,

10.42	Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals Inc., SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

11	Statement Regarding Computation of Per Share Earnings

99.1	Certificate of the Chairman and Chief Executive Officer of Endo pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of the Chief Financial Officer of Endo pursuant to Section 906 of the Sarbanes-Oxley Act of 2002