Form 10-Q
period 2003-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2003-08-15
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _____________________.

Commission file number: 001-15989

ENDO PHARMACEUTICALS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4022871 (I.R.S. Employer Identification Number)

100 Painters Drive
Chadds Ford, Pennsylvania 19317
(Address of Principal Executive Offices)

(610) 558-9800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     The aggregate number of shares of the Registrant’s common stock outstanding as of August 14, 2003 was 131,760,476.

ENDO PHARMACEUTICALS HOLDINGS INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,474	$56,902
Accounts receivable, net	119,417	119,496
Inventories	39,696	35,516
Prepaid expenses	4,839	4,354
Deferred income taxes	59,802	41,219

Total current assets	392,228	257,487

PROPERTY AND EQUIPMENT, Net	12,707	11,810
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	35,649	36,755
DEFERRED INCOME TAXES	21,585	21,184
OTHER ASSETS	5,041	4,657

TOTAL ASSETS	$648,289	$512,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,447	$75,443
Accrued expenses	94,455	68,627
Income taxes payable	25,524	8,359

Total current liabilities	177,426	152,429

OTHER LIABILITIES	7,734	7,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 40,000,000 shares authorized; none issued
Common Stock, $.01 par value; 175,000,000 shares authorized; 131,758,861 and 102,064,450 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,318	1,021
Additional paid-in capital	595,500	547,249
Accumulated deficit	(132,875)	(194,402)
Accumulated other comprehensive loss	(814)	(1,176)

Total Stockholders’ Equity	463,129	352,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$648,289	$512,972

See Notes to Consolidated Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET SALES	$152,027	$107,902	$304,301	$174,928
COST OF SALES	26,258	27,805	53,835	46,696

GROSS PROFIT	125,769	80,097	250,466	128,232

COSTS AND EXPENSES:
Selling, general and administrative	41,801	27,562	77,917	51,145
Research and development	9,438	15,142	21,502	28,538
Depreciation and amortization	1,365	691	2,717	1,476
Compensation related to stock options – Primarily selling, general and administrative			48,514

OPERATING INCOME	73,165	36,702	99,816	47,073

INTEREST EXPENSE, Net of interest income of $196, $341, $287 and $648, respectively	22	1,649	153	3,271

INCOME BEFORE INCOME TAX	73,143	35,053	99,663	43,802
INCOME TAX	27,975	13,052	38,136	16,425

NET INCOME	$45,168	$22,001	$61,527	$27,377

NET INCOME PER SHARE:
Basic	$.34	$.22	$.49	$.27
Diluted	$.34	$.22	$.46	$.27
WEIGHTED AVERAGE SHARES:
Basic	131,734	102,064	125,014	102,064
Diluted	132,667	102,271	132,419	102,276

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES:
Net Income	$61,527	$27,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,717	1,476
Amortization of deferred financing costs	199	191
Accretion of promissory notes		3,448
Deferred income taxes	(19,207)	(1,847)
Compensation related to stock options	48,514
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	79	(28,533)
Inventories	(4,180)	(1,295)
Other assets	(476)	2,190
Accounts payable	7,004	5,150
Accrued expenses	25,780	41,770
Income taxes payable	17,165	14,094
Other liabilities		10

Net cash provided by operating activities	139,122	64,031
INVESTING ACTIVITIES:
Purchase of property and equipment	(2,309)	(827)
License fees	(25,000)

Net cash used in investing activities	(27,309)	(827)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(277)
Exercise of pre-merger Endo warrants	2
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	34	4
Repurchase of Class A Transferable and Class B Non-Transferable Warrants		(6,730)

Net cash used in financing activities	(241)	(6,726)

NET INCREASE IN CASH AND CASH EQUIVALENTS	111,572	56,478
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,902	95,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,474	$151,835

SUPPLEMENTAL INFORMATION:
Interest Paid	$191	$134
Income Taxes Paid	$39,884	$4,180

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003

1.	CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as promulgated by Accounting Principles Board Opinion No. 28 and Rule 10.01 of Regulation S-X under the Securities Act of 1933. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the prior period’s financial statements to conform with the classifications used in 2003.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 (1) rescinds SFAS No. 4 and SFAS No. 64, which relate to the extinguishment of debt, (2) rescinds No. 44 relating to the accounting for intangible assets of motor carriers, and (3) amends SFAS No. 13 relating to the accounting for leases. SFAS No. 145 also amends certain other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain amounts were reclassified in accordance with SFAS No. 145 in the accompanying financial statements. We believe that the adoption of SFAS No. 145 will not have material impact on our results of operations or financial position.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements were effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At June 30, 2003, we had no guarantees outstanding.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$36,000	$36,000
Patents	3,200	3,200

	39,200	39,200
Less accumulated amortization	(3,551)	(2,445)

Other Intangibles, net	$35,649	$36,755

     Goodwill and other intangibles represents a significant portion of our assets and stockholders’ equity. As of June 30, 2003, goodwill and other intangibles comprised approximately 33% of our total assets and 47% of our stockholders’ equity. We assess the potential impairment of goodwill by comparing the fair value of goodwill to its carrying value for our one reporting unit. An impairment loss would be recognized when the estimated fair value is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

     We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos Pharmaceutical Corporation. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. Goodwill has been evaluated for impairment upon the adoption of SFAS No. 142 on January 1, 2002 and, based on the fair value of our reporting unit at such time, no impairment has been identified. On January 1, 2003, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit at such time, no impairment was identified.

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

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans

     On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). Pursuant to the recapitalization of the Company on July 17, 2000 (which took place in connection with the acquisition of Algos Pharmaceutical Corporation), the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserve an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire on August 26, 2007. The effect of the recapitalization has been reflected in the accompanying financial statements. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC will be issued. As a result, exercise of these stock options will not result in the issuance of additional shares of Company common stock and will not dilute the ownership of our other public stockholders.

     The Class C stock options vest in four discrete tranches contingent upon (i) the common stock of the Company exceeding an average defined closing price threshold for ninety consecutive trading days, (ii) the closing price of the common stock of the Company on the last trading day of such ninety consecutive trading day period being greater than or equal to 85% of the defined closing price and (iii) the holder being a director, officer or employee of the Company or any of its subsidiaries on such date. The defined closing price thresholds are as follows:

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

     The remaining unvested class of performance-based stock options (Class C4) under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans (see below) will vest upon (i) the common stock of the Company exceeding an average closing price threshold of $17.29 for ninety consecutive trading days, (ii) the closing price of our common stock on the last trading day of such ninety consecutive trading day period being greater than or equal to $14.70 and (iii) the holder being a director, officer or employee of the Company or any of our subsidiaries on such date. The vesting of these approximately 5.0 million outstanding Class C4 stock options will result in an additional compensation charge, which would be approximately $75 million if the market price of our common stock on the date the vesting occurs is $17.29. Accordingly, if this vesting occurs, this charge will be substantial. As stated above, these options are exercisable solely into shares of Company common stock that are held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of Company common stock and will not dilute the ownership of our other public stockholders.

     The Class C1A, C1B, C2, C3 and C4 stock options are generally exercisable, if vested, upon the earlier of (i) the occurrence of a sale, disposition or transfer of Company common stock, after which neither Kelso & Company nor Endo Pharma LLC any longer own any shares of Company common stock or (ii) January 1, 2006.

     In addition, Endo Pharma LLC, and not us, will receive the exercise price payable in connection with these stock options. Finally, the shares of common stock that individuals receive upon exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

     In connection with the Algos merger and our related recapitalization on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Employee Stock Option Plan and the Endo Pharma LLC 2000 Supplemental Executive Stock Option Plan (collectively, the “Endo Pharma LLC 2000 Supplemental Stock Option Plans” and, together with the Endo Pharma LLC 1997 Stock Option Plans, the “Endo Pharma LLC Stock Option Plans”) were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10.7 million shares of our common stock that is held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans were not effective until January 1, 2003. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of $7.70 and the weighted average exercise price of these stock options of $2.42. Upon exercise of these options, no additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, these stock options will not dilute the ownership of our other public stockholders. In addition, Endo Pharma LLC, and not us, will receive the exercise price payable in connection with these stock options. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

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

Stock-Based Compensation

     We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, while following Accounting Pronouncements Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all of our stock option plans. Under APB No. 25, no compensation expense is recognized when the exercise price of stock options equals at least the market price of the underlying stock at the date of grant or when a measurement date has not yet been reached. Accordingly, with respect to the stock options granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan and with respect to the Class C4 stock options granted under the Endo Pharma LLC Stock Option Plans, no compensation expense has been recognized. If we were to have adopted the accounting provisions of SFAS No. 123, we would have been required to record compensation expense based on the fair value of all of these stock options on the date of their respective grants.

     Pro-forma information regarding net income is required to be presented as if we had accounted for our stock options under the provisions of SFAS No. 123. The following assumptions were used for such estimates: no dividend yield; expected volatility of 65% in 2003 and 2002; risk-free interest rate of 4.0% for 2003 and 2002; and a weighted average expected life of the stock options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$45,168	$22,001	$61,527	$27,377
APB 25 Compensation Expense			48,514
Tax effect of APB 25 compensation expense			(18,564)
SFAS 123 compensation expense	(197)	(63)	(65,350)	(407)
Tax effect of SFAS 123 compensation expense	75	23	25,006	153
Net income pro forma	$45,046	$21,961	$51,133	$27,123
Basic earnings per share as reported	$.34	$.22	$.49	$.27
Basic earnings per share pro forma	$.34	$.22	$.41	$.27
Diluted earnings per share as reported	$.34	$.22	$.46	$.27
Diluted earnings per share pro forma	$.34	$.21	$.39	$.27
Weighted average shares outstanding
Basic	131,734	102,064	125,014	102,064
Diluted	132,667	102,271	132,419	102,276

5.	WARRANTS

Class A Transferable Warrants and Class B Non-Transferable Warrants

     Prior to March 31, 2003, our Class A Transferable Warrants and Class B Non-Transferable Warrants were exercisable at an exercise price of $.01 per share into a specified number of shares of Company common stock depending on the timing of the FDA’s approval of MorphiDex® for one or more pain indications.

     Because MorphiDex® was not approved prior to March 31, 2003, the Class A Transferable Warrants and Class B Non-Transferable Warrants expired on such date and have no economic value. Accordingly, the Company de-listed the Class A Transferable Warrants (Nasdaq: ENDPW) upon their expiration.

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

Pre-Merger Endo Warrants

     The holders of Company common stock prior to the Algos merger received warrants (known as the “Pre-Merger Endo Warrants”), which were exercisable at an exercise price of $.01 per share into a specified number of shares of Company common stock if the FDA did not approve MorphiDex® for any pain indication prior to December 31, 2002. As of December 31, 2002, there were outstanding 71.3 million of these warrants. As the FDA did not approve MorphiDex® before December 31, 2002, these warrants then became exercisable. Each of these outstanding 71.3 million warrants were exercisable into 0.416667 shares of Company common stock. These warrants were exercisable at an exercise price of $0.01 per share into a maximum of 29.7 million shares of Company common stock. As of July 8, 2003, all of the 71.3 million warrants had been exercised into 29,687,602 shares of Company common stock.

6.	RELATED PARTY TRANSACTIONS

     On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2003, approximately 1.6 million of these stock options had been exercised by former employees into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2003, approximately $13 million), which is estimated to result in a tax benefit amount of approximately $5 million. Under the tax sharing agreement, we are required to pay this $5 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.61 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 1.6 million stock options already exercised as discussed above):

• upon exercise, assuming the market price of our common stock is then $10.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $268 million, which could result in a tax benefit amount of approximately $103 million payable to Endo Pharma LLC.

• upon exercise, assuming the market price of our common stock is then $15.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $450 million, which could result in a tax benefit amount of approximately $172 million payable to Endo Pharma LLC.

• upon exercise, assuming the market price of our common stock is then $20.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $631 million, which could result in a tax benefit amount of approximately $242 million payable to Endo Pharma LLC.

     Under the terms of the tax sharing agreement, we must pay all such tax benefit amounts to Endo Pharma LLC to the extent these tax benefits are usable by us, as described above. However, these payments need only be made to Endo Pharma LLC upon the occurrence of a liquidity event, which is generally defined as a transaction or series of transactions resulting in (a) a sale of greater than 20% on a fully diluted basis of our common equity (either through (i) a primary offering by us, (ii) a secondary sale by Endo Pharma LLC or other holders of common stock pursuant to a registration rights agreement or (iii) a combination of both such primary and secondary offerings), (b) a change in control of Endo or (c) a sale of all or substantially all of our assets. In accordance with the tax sharing agreement, no payments have been made or accrued to date. On July 8, 2003, a secondary sale by Endo Pharma LLC was closed which represented a sale of, on a fully diluted basis, approximately 12% of our common equity which did not, by itself, trigger a payment under the tax sharing agreement, and was not a liquidity event. This recent offering may, however, be combined with future offerings to result in a series of transactions that will trigger a payment obligation pursuant to the tax sharing agreement. Endo Pharma LLC has informed us that, subject to a variety of factors, including market conditions and stock price levels, it may initiate additional secondary offerings of our common stock in the future.

7.	COMMITMENTS AND CONTINGENCIES

     We have entered into employment agreements with certain members of management.

     We have entered into certain collaboration agreements with third parties for the development of pharmaceutical products. These agreements may require us to share in the development costs of such products, make payments to these third parties upon the achievement of certain defined milestones, make payments to such third parties based on a percentage of the net sales of such products and generally grant marketing rights to us for such products. If any of our third party partners are unable or unwilling to fund their portion of the particular collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future. On March 18, 2003, we received notice from Penwest Pharmaceuticals Co. (a collaboration partner of Endo with which Endo has an alliance agreement and with which Endo is developing its pipeline project, oxymorphone ER) that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we are now responsible for funding 100% of these remaining costs until such time as the FDA approves oxymorphone ER, at which time we will recoup from the royalties due to Penwest the full amount of what Penwest should have contributed had it not exercised such right. We believe that our cash and cash equivalents and cash flow from operating activities will be more than sufficient to meet our normal operating, investing and financing activities in the foreseeable future, including the funding of 100% of the costs to bring our pipeline products, including oxymorphone ER, to market.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties.

Overview

     We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 67%, 63% and 71% of net sales for the years ended December 31, 2001, 2002 and the six months ended June 30, 2003, respectively.

     On August 26, 1997, certain members of the management of the then DuPont Merck Pharmaceutical Company and an affiliate of Kelso & Company entered into an asset purchase agreement with DuPont Merck to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc. On November 19, 1999, we formed Endo Inc. as a wholly owned subsidiary to effect the acquisition of Algos Pharmaceutical Corporation. On December 31, 2001, Endo Inc. was merged with and into Endo Pharmaceuticals Inc. The stock of Endo Pharmaceuticals Inc. is our only asset and we have no other operations or business.

     In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc., whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We have incurred and expect to continue to incur significant costs associated with the preparation of Novartis’ manufacturing operations under this agreement. These costs primarily relate to the preparation of test batches of drug product for FDA approval and our own quality assessment and administrative costs relating to the shifting of existing production to Novartis. During the six months ending June 30, 2003 and 2002, we incurred approximately $3.1 million and $1.3 million of these costs, respectively, which are reflected in research and development expense.

     Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products and the impact of competitive products and pricing.

Critical Accounting Policies

     To understand our financial statements, it is important to understand our accounting policies. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (generally accepted accounting principles) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of amortization periods for identifiable intangible assets and the potential impairment of goodwill and other intangible assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. We believe, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position or cash flows for the periods represented in this section. Our most critical accounting policies are described below:

Sales Deductions

     When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, royalties and returns and losses. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. The provision for chargebacks is the most significant and complex estimate used in the recognition of our revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, estimated wholesaler inventory levels and estimated future trends. We establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. We estimate an accrual for Medicaid rebates as a reduction of revenue at the time product sales are recorded. The Medicaid rebate reserve is estimated based upon the historical payment experience, historical relationship to revenues and estimated future trends. Royalties represent amounts accrued pursuant to the license agreement with Hind Healthcare Inc. (Hind). Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Royalties are paid to Hind at a rate of 10% of net sales of Lidoderm®. Our return policy allows customers to receive credit for expired products within three months prior to expiration and within one year after expiration. We estimate the provision for product returns based upon the historical experience of returns for each product, historical relationship to revenues, estimated future trends, estimated customer inventory levels and other competitive factors. We continually monitor the factors that influence each type of sales deduction and make adjustments as necessary.

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

Goodwill and Other Intangibles

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and will no longer amortize goodwill and workforce in place. Goodwill and other intangibles represents a significant portion of our assets and stockholders’ equity. As of June 30, 2003, goodwill and other intangibles comprised approximately 33% of our total assets and 47% of our stockholders’ equity. We assess the potential impairment of goodwill by comparing the fair value of goodwill to its carrying value for our one reporting unit. An impairment loss would be recognized when the estimated fair value is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$36,000	$36,000
Patents	3,200	3,200

	39,200	39,200
Less accumulated amortization	(3,551)	(2,445)

Other Intangibles, net	$35,649	$36,755

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

     In connection with the Algos merger and our related recapitalization on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Employee Stock Option Plan and the Endo Pharma LLC 2000 Supplemental Executive Stock Option Plan (collectively, the “Endo Pharma LLC 2000 Supplemental Stock Option Plans” and, together with the Endo Pharma LLC 1997 Stock Option Plans, the “Endo Pharma LLC Stock Option Plans”) were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10.7 million shares of our common stock that is held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans were not effective until January 1, 2003. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of $7.70 and the weighted average exercise price of these stock options of $2.42. Upon exercise, no additional shares of our common stock will be issued, however, because these stock options are exercisable only into shares of our common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the public shareholders. In addition, Endo Pharma LLC, and not us, will receive the exercise price payable in connection with these options. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

     The remaining unvested class of performance-based stock options (Class C4) under the Endo Pharma LLC Stock Option Plans will vest upon (i) our common stock exceeding an average closing price threshold of $17.29 for ninety consecutive trading days, (ii) the closing price of our common stock on the last trading day of such ninety consecutive trading day period being greater than or equal to $14.70 and (iii) the holder being a director, officer or employee of the Company or any of our subsidiaries on such date. If this vesting occurs, this charge will be substantial. For example, the vesting of the approximately 5.0 million outstanding Class C4 stock options will result in an additional compensation charge to us, which would be approximately $75 million if the market price of our stock is $17.29 on the date the vesting occurs. As stated above, these options are exercisable solely into shares of our common stock that are presently held by Endo Pharma LLC. As a result, the exercise of these options will not result in the issuance of additional shares of common stock and will not dilute the ownership of our other public stockholders. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

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

Results of Operations

Net Sales

     Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for certain chargebacks, sales allowances, the cost of returns and losses. We recognize revenue when products are shipped and title and risk of loss has passed to the customer, which is typically upon delivery to the customer. Our shipping terms are free on board customer’s destination.

     The following table presents our unaudited net sales by product category for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands, unaudited)
Percocet®	$52,434	$40,610	$107,893	$64,078
Lidoderm®	50,617	25,834	92,107	35,836
Other brands	8,098	4,295	15,477	9,621

Total brands	$111,149	$70,739	$215,477	$109,535
Total generics	$40,878	$37,163	$88,824	$65,393

Total net sales	$152,027	$107,902	$304,301	$174,928

     The following table presents our unaudited net sales of select products as a percentage of total net sales for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(unaudited)
Percocet®	35%	38%	36%	37%
Lidoderm®	33	24	30	20
Other brands	5	4	5	6

Total brands	73	66	71	63
Total generics	27	34	29	37

Total net sales	100%	100%	100%	100%

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Net Sales. Net sales for the three months ended June 30, 2003 increased by 41% to $152.0 million from $107.9 million in the comparable 2002 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia, the new strengths of Percocet®, and certain generic products. Net sales of Lidoderm® increased to $50.6 million from $25.8 million in the comparable 2002 period. In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Percocet® net sales increased to $52.4 million from $40.6 million in the comparable 2002 period due to the new strengths of Percocet® launched in November 2001. In April 2001, generic equivalents of Percocet® 7.5/500 and Percocet® 10.0/650 were introduced. In November 2001, we launched Percocet® 7.5/325 and Percocet® 10.0/325 which do not currently have generic equivalents. Net sales of our generic products increased 10% to $40.9 million from $37.2 million in the comparable 2002 period primarily due to the growth of our generic morphine sulfate extended-release tablets. In November 1998, we launched the 15mg, 30mg and 60mg strengths, in May 2001, we launched the 100mg strength and in September 2001, we launched the 200mg strength of our generic morphine sulfate extended-release tablets. These products continue to gain market share. On July 3, 2003, the FDA approved two strengths of another company’s version of generic extended-release morphine sulfate (100 mg and 200 mg), and on July 31, 2003, the FDA approved this company’s remaining three strengths (15 mg, 30 mg and 60 mg). Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

     Gross Profit. Gross profit for the three months ended June 30, 2003 increased by 57% to $125.8 million from $80.1 million in the comparable 2002 period. Gross profit margins increased to 83% from 74% due to a more favorable mix of higher margin brand and generic products resulting from the products discussed above. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of our manufacturing relationship with Bristol-Myers Squibb Pharma Company (f/k/a The DuPont Merck Pharmaceutical Company), currently one of our most significant contract manufacturing relationships.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 increased by 51% to $41.8 million from $27.6 million in the comparable 2002 period. This increase was due to a $7.0 million increase in sales and promotional efforts in 2003 over the comparable 2002 period to support Lidoderm® and Percocet® and in preparation of new product launches. In addition, we experienced an increase in costs in the general and administrative functions in order to support our new product marketing and new product development.

     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2003 decreased by 38% to $9.4 million from $15.1 million in the comparable 2002 period. This decrease reflects the overall stage of development of our development portfolio. During 2002, we were performing clinical trials on our extended-release and immediate-release oxymorphone products and MorphiDex®. During 2003, our development efforts are focused on our oral mucositis product which is currently in Phase III clinical trials as well as other earlier stage projects focused in the area of pain management and other complementary therapeutic areas.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003 increased to $1.4 million from $0.7 million in the comparable 2002 period primarily due to an increase in amortization of license fees arising from the SkyePharma license entered into on December 31, 2002.

     Interest Expense, Net. Interest expense, net for the three months ended June 30, 2003 decreased to twenty-two thousand dollars from $1.6 million in the comparable 2002 period. This decrease is substantially due to the repayment on August 26, 2002 of the promissory notes issued to Bristol-Myers Squibb in connection with our 1997 acquisition from Bristol-Myers Squibb Pharma Company (f/k/a The Dupont Merck Pharmaceutical Company).

     Income Tax. Income tax for the three months ended June 30, 2003 increased to $28.0 million from $13.1 million in the comparable 2002 period. This increase is due to the increase in income before income tax for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Net Sales. Net sales for the six months ended June 30, 2003 increased by 74% to $304.3 million from $174.9 million in the comparable 2002 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia, the new strengths of Percocet®, and certain generic products. Net sales of Lidoderm® increased to $92.1 million from $35.8 million in the comparable 2002 period. In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Percocet® net sales increased to $107.9 million from $64.1 million in the comparable 2002 period due to the new strengths of Percocet® launched in November 2001. In April 2001, generic equivalents of Percocet® 7.5/500 and Percocet® 10.0/650 were introduced. In November 2001, we launched Percocet® 7.5/325 and Percocet® 10.0/325 which do not currently have generic equivalents. In addition for the six months ended June 30, 2003, each of Percocet® and Lidoderm® were favorably impacted from our customers’ increasing their inventories back to normalized levels from the relatively low levels that were maintained at the end of 2002. Net sales of our generic products increased 36% to $88.8 million from $65.4 million in the comparable 2002 period primarily due to the growth of our generic morphine sulfate extended-release tablets and Endocet®. In November 1998, we launched the 15mg, 30mg and 60mg strengths, in May 2001, we launched the 100mg strength and in September 2001, we launched the 200mg strength of our generic morphine sulfate extended-release tablets. These products continue to gain market share. On July 3, 2003, the FDA approved two strengths of another company’s version of generic extended-release morphine sulfate (100 mg and 200 mg) , and on July 31, 2003, the FDA approved this company’s remaining three strengths (15 mg, 30 mg and 60 mg). In April 2001, we launched two new strengths of our generic product Endocet®. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

     Gross Profit. Gross profit for the six months ended June 30, 2003 increased by 95% to $250.5 million from $128.2 million in the comparable 2002 period. Gross profit margins increased to 82% from 73% due to a more favorable mix of higher margin brand and generic products resulting from the products discussed above. In addition, the increase in gross profit margins was also due to the existing fixed cost nature of our manufacturing relationship with Bristol-Myers Squibb Pharma Company (f/k/a The DuPont Merck Pharmaceutical Company), currently one of our most significant contract manufacturing relationships.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2003 increased by 52% to $77.9 million from $51.1 million in the comparable 2002 period. This increase was due to a $15.0 million increase in sales and promotional efforts in 2003 over the comparable 2002 period to support Lidoderm® and Percocet® and in preparation of new product launches. In addition, we experienced an increase in costs in the general and administrative functions in order to support our new product marketing and new product development.

     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2003 decreased by 25% to $21.5 million from $28.5 million in the comparable 2002 period. This decrease reflects the overall stage of development of our development portfolio. During 2002, we were performing clinical trials on our extended-release and immediate-release oxymorphone products and MorphiDex®. During 2003, our development efforts are focused on our oral mucositis product which is currently in Phase III clinical trials as well as other earlier stage projects focused in the area of pain management and other complementary therapeutic areas.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2003 increased to $2.7 million from $1.5 million in the comparable 2002 period primarily due to an increase in amortization of license fees arising from the SkyePharma license entered into on December 31, 2002.

     Compensation Related to Stock Options. Compensation related to stock options was $48.5 million during the six months ended June 30, 2003. Effective January 1, 2003, the Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of $7.70 and the exercise price of these stock options of $2.42. No additional shares of our common stock will be issued, however, because these stock options are exercisable only into shares of our common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the ownership of our other public stockholders.

     Interest Expense, Net. Interest expense, net for the six months ended June 30, 2003 decreased to $.2 million from $3.3 million in the comparable 2002 period. This decrease is substantially due to the repayment on August 26, 2002 of the promissory notes issued to Bristol-Myers Squibb in connection with our 1997 acquisition from Bristol-Myers Squibb Pharma Company (f/k/a The Dupont Merck Pharmaceutical Company).

     Income Tax. Income tax for the six months ended June 30, 2003 increased to $38.1 million from $16.4 million in the comparable 2002 period. This increase is due to the increase in income before income tax for the six months ended June 30, 2003.

Liquidity and Capital Resources

     Our principal source of liquidity is cash generated from operations. Under our credit facility, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses and capital expenditures.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $75.1 million to $139.1 million for the six months ended June 30, 2003 from $64.0 million for the six months ended June 30, 2002. This increase was due to the cash provided by the increase in net sales and gross profit for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, offset by an increase in selling, general and administrative expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Net Cash Used in Investing Activities. Net cash utilized in investing activities increased by $26.5 million to $27.3 million for the six months ended June 30, 2003. In January 2003, the Company paid a $25.0 million license fee to SkyePharma, Inc. for the marketing rights to DepoMorphineTM and Propofol IDD-DTM. Capital expenditures increased in 2003 to $2.3 million from $.8 million. This increase in capital expenditures was due to the implementation of a sales automation system during 2003.

     Net Cash Utilized in Financing Activities. Net cash utilized in financing activities decreased by $6.5 million to $.2 million for the six months ended June 30, 2003 from $6.7 million for the six months ended June 30, 2002. In January 2002, we utilized $6.7 million of cash, including fees, to repurchase 8.6 million of our Class A Transferable Warrants and Class B Non-Transferable Warrants.

     Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. As of June 30, 2003, we have not borrowed any amounts under our credit facility.

     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2003, approximately 1.6 million of these stock options had been exercised by former employees into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2003, approximately $13 million), which is estimated to result in a tax benefit amount of approximately $5 million. Under the tax sharing agreement, we are required to pay this $5 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.61 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 1.6 million stock options already exercised as discussed above):

• upon exercise, assuming the market price of our common stock is then $10.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $268 million, which could result in a tax benefit amount of approximately $103 million payable to Endo Pharma LLC.

• upon exercise, assuming the market price of our common stock is then $15.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $450 million, which could result in a tax benefit amount of approximately $172 million payable to Endo Pharma LLC.

• upon exercise, assuming the market price of our common stock is then $20.00 per share, we generally would be able to deduct, for federal income tax purposes, compensation of approximately $631 million, which could result in a tax benefit amount of approximately $242 million payable to Endo Pharma LLC.

     Under the terms of the tax sharing agreement, we must pay all such tax benefit amounts to Endo Pharma LLC to the extent these tax benefits are usable by us, as described above. However, these payments need only be made to Endo Pharma LLC upon the occurrence of a liquidity event, which is generally defined as a transaction or series of transactions resulting in (a) a sale of greater than 20% on a fully diluted basis of our common equity (either through (i) a primary offering by us, (ii) a secondary sale by Endo Pharma LLC or other holders of common stock pursuant to a registration rights agreement or (iii) a combination of both such primary and secondary offerings), (b) a change in control of Endo or (c) a sale of all or substantially all of our assets. In accordance with the tax sharing agreement, no payments have been made or accrued to date. On July 8, 2003, a secondary sale by Endo Pharma LLC was closed which represented a sale of, on a fully diluted basis, approximately 12% of our common equity which did not, by itself, trigger a payment under the tax sharing agreement, and no liquidity event. This offering may, however, be combined with future offerings to result in a series of transactions that will trigger a payment obligation pursuant to the tax sharing agreement. Endo Pharma LLC has informed us that, subject to a variety of factors, including market conditions and stock price levels, it may initiate additional secondary offerings in the future

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

     The district court began the trial of the patent claims in all three of the suits against EPI on June 2, 2003. Post-trial briefing was completed on August 8, 2003, and a decision on the patent claims is expected in due course. By an earlier order, the judge bifurcated the antitrust counterclaims for a separate and subsequent trial.

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

     John Fontenot et al. v. Able Laboratories, Inc. et al., No. 98-845 (34th Judicial District Court for the Parish of St. Bernard, State of Louisiana)

     On May 7, 2003, EPI was named, along with thirteen other pharmaceutical companies and four pharmacies, as a defendant in a lawsuit filed by John Fontenot, Helen Fontenot Serpas and Andre Paul Fontenot in the 34th Judicial District Court for the Parish of St. Bernard, State of Louisiana. Defendants removed the matter to the U.S. District Court, Eastern District of Louisiana, and a motion to remand, filed by plaintiffs, is set for hearing in September. Federal court is the preferred jurisdiction so defendants will vigorously oppose the remand. Discovery has not yet begun as several defendants have not made appearances. According to the complaint, each of the pharmaceutical companies manufactured or distributed the drugs oxycodone, hydrocodone and/or OxyContin. The complaint alleges that the defendants failed to adequately warn physicians and their patients of the dangers involved with these drugs and that as a result of this failure to warn, plaintiffs suffered injury. EPI intends to defend itself vigorously in this case.

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

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders of the Company was held on May 28, 2003.

(b)	The stockholders elected all of the Company’s nominees for director. The stockholders also approved the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2003.

(1)	Election of Directors:

	For	Against

Carol A. Ammon	99,063,770	0
Brian T. Clingen	99,063,770	0
Michael B. Goldberg	99,063,770	0
Michael Hyatt	99,063,770	0
Roger H. Kimmel	99,063,770	0
Frank J. Loverro	99,063,770	0
Clive A. Meanwell, M.D., Ph.D.	99,063,770	0
Michael W. Mitchell	99,063,770	0
Joseph T. O’Donnell, Jr.	99,063,770	0
David I. Wahrhaftig	99,063,770	0

(2)	Approval of Appointment of Deloitte & Touche LLP

For	99,063,770
Against	0

          The foregoing matters are described in detail in the Company’s information statement dated April 28, 2003, relating to the Annual Meeting of Stockholders held on May 28, 2003.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

               The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

(b)	Reports on Form 8-K.

               We filed the following Form 8-Ks in the quarter ended June 30, 2003:

Dates	Item(s)

June 16, 2003	9

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

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/s/ CAROL A. AMMON Name: Carol A. Ammon Title: Chairman and Chief Executive Officer

/s/ JEFFREY R. BLACK Name: Jeffrey R. Black Title: Senior Vice President and Chief Financial Officer

Date: August 14, 2003

Exhibit Index

Exhibit
No.	Title

3.1	Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.3	[Intentionally Omitted.]

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	[Intentionally Omitted.]

10.2	[Intentionally Omitted.]

10.3	[Intentionally Omitted.]

10.4	[Intentionally Omitted.]

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	[Intentionally Omitted.]

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	[Intentionally Omitted.]

10.9	[Intentionally Omitted.]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the

Exhibit
No.	Title

Commission on June 9, 2000)

10.11	Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

10.12	Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002)

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Management, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the

Exhibit
No.	Title

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O. Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June 9, 2000)

10.32	Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on June 9, 2000)

Exhibit
No.	Title

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.37	License Agreement, dated as of August 16, 1993, by and between Endo Pharmaceuticals (as successor in interest to Algos Pharmaceutical Corporation) and The Medical College of Virginia (incorporated herein by reference to Exhibit 10.4.1 of the registration statement on Form S-1 of Algos Pharmaceutical Corporation declared effective on September 25, 1996)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.40	[Intentionally Omitted.]

10.41	Service Agreement, dated as of February 1, 2001, by and between Endo Pharmaceuticals and Ventiv Health U.S. Sales Inc. (incorporated herein by reference to Exhibit 10.41 of the Current Report on Form 8-K dated August 31, 2001)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals Inc., SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of the Chairman and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chairman and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002