Form 10-K/A
period 2003-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2004-03-30
CIK 1100962

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Stock	Nasdaq

Annual Report for the Year Ended December 31, 2003

     Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check ☒ if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2004: 131,788,741.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Exhibit Index
CERTIFICATION
CERTIFICATION

EXPLANATORY NOTE

     The sole purpose of this amendment is to correct the format of the Section 302 certifications in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004, to conform to the specifications issued by the SEC. Accordingly, Exhibits 31.1 and 31.2 are hereby amended and restated in their entirety. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this amendment only Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

Date: March 30, 2004

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CAROL A. AMMON Carol A. Ammon	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/S/ JEFFREY R. BLACK Jeffrey R. Black	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial & Accounting Officer)	March 30, 2004
* Brian T. Clingen	Director	March 30, 2004
* Michael B. Goldberg	Director	March 30, 2004
* Michael Hyatt	Director	March 30, 2004
* Roger H. Kimmel	Director	March 30, 2004
* Frank J. Loverro	Director	March 30, 2004
* Clive A. Meanwell, M.D., Ph.D.	Director	March 30, 2004
* Michael W. Mitchell	Director	March 30, 2004
* Joseph T. O’Donnell, Jr.	Director	March 30, 2004

Signature	Title	Date
* David I. Wahrhaftig	Director	March 30, 2004

*By:	/S/ JEFFREY R. BLACK Jeffrey R. Black	Attorney-in-fact, pursuant to a Power
  of Attorney filed with this Report as
  Exhibit 24 to the Annual Report on
  Form 10-K for the Year Ended
  December 31, 2003 filed with the
Commission on March 15, 2004	March 30, 2004

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)
3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)
4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)
4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)
4.3	[Intentionally Omitted.]
4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)
4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)
10.1	[Intentionally Omitted.]
10.2	[Intentionally Omitted.]
10.3	[Intentionally Omitted.]
10.4	[Intentionally Omitted.]
10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)
10.6	[Intentionally Omitted.]
10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)
10.8	[Intentionally Omitted.]
10.9	[Intentionally Omitted.]
10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)
10.11	Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)
10.12	Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)
10.13	[Intentionally Omitted.]
10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)
10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the

Exhibit No.	Title
Registration Statement filed with the Commission on June 9, 2000)
10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)
10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)
10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002)
10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)
10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Management, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)
10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)
*10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)
*10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)
*10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)
*10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)
*10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)
*10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
*10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)
*10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)
*10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)
*10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)
10.31	Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O. Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June 9, 2000)
10.32	Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on June 9, 2000)
10.33	[Intentionally Omitted.]

Exhibit No.	Title
10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)
*10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)
*10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)
10.37	[Intentionally Omitted.]
10.38	[Intentionally Omitted.]
10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)
10.40	[Intentionally Omitted.]
10.41	Service Agreement, dated as of February 1, 2001, by and between Endo Pharmaceuticals and Ventiv Health U.S. Sales Inc. (incorporated herein by reference to Exhibit 10.41 of the Current Report on Form 8-K dated August 31, 2001)
10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)
10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)
10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)
10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)†
10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)†
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
23	Independent Auditors’ Consent (incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
24	Power of Attorney (incorporated herein by reference to Exhibit 24 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
31.1	Certification of the Chairman and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chairman and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)
32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

*	A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.