Form 10-Q
period 2004-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2004-05-10
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _______.

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

     Common Stock, $.01 par value: 131,793,429 shares as of May 5, 2004.

ENDO PHARMACEUTICALS HOLDINGS INC.

Forward-Looking Statements

We have made “forward-looking statements” in this document within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this Report include, among others:

•	our ability to successfully develop, commercialize and market new products;

•	results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to the use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products; and

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales.

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284,068	$229,573
Accounts receivable, net	116,236	101,284
Inventories	67,794	50,450
Prepaid expenses	7,018	7,145
Deferred income taxes	96,232	85,144

Total current assets	571,348	473,596

PROPERTY AND EQUIPMENT, Net	22,113	20,246
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	47,808	42,043
DEFERRED INCOME TAXES	26,394	31,045
OTHER ASSETS	7,141	5,871

TOTAL ASSETS	$855,883	$753,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,436	$65,071
Accrued expenses	131,466	108,567
Income taxes payable	38,422	12,036

Total current liabilities	245,324	185,674

OTHER LIABILITIES	767	589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 40,000,000 shares authorized; none issued
Common Stock, $.01 par value; 175,000,000 shares authorized; 131,788,741 and 131,769,766 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1,318	1,318
Additional paid-in capital	691,789	691,631
Accumulated deficit	(83,438)	(124,612)
Accumulated other comprehensive income (loss)	123	(720)

Total Stockholders’ Equity	609,792	567,617

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,883	$753,880

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
NET SALES	$153,489	$152,274
COST OF SALES	32,873	27,577

GROSS PROFIT	120,616	124,697
COSTS AND EXPENSES:
Selling, general and administrative	38,742	36,116
Research and development	9,756	12,064
Depreciation and amortization	1,827	1,352
Loss on disposal of other intangible, including license termination fee of $3,000	3,800	—
Compensation related to stock options (primarily selling, general and administrative)	—	48,514

OPERATING INCOME	66,491	26,651

INTEREST EXPENSE, Net of interest income of $205 and $91 respectively	10	131

INCOME BEFORE INCOME TAX	66,481	26,520
INCOME TAX	25,307	10,161

NET INCOME	$41,174	$16,359

NET INCOME PER SHARE:
Basic	$0.31	$0.14
Diluted	$0.31	$0.12
WEIGHTED AVERAGE SHARES:
Basic	131,779	118,217
Diluted	132,720	131,987

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$41,174	$16,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827	1,352
Amortization of deferred financing costs	100	99
Deferred income taxes	(6,959)	(13,936)
Compensation related to stock options	—	48,514
Loss on disposal of other intangible	3,800	—
Gain on disposal of property and equipment	(23)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(14,952)	(11,170)
Inventories	(17,344)	1,730
Other assets	122	369
Accounts payable	10,365	(3,119)
Accrued expenses	22,465	8,925
Income taxes payable	26,386	16,043
Other liabilities	—	(27)

Net cash provided by operating activities	66,961	65,139

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,294)	(425)
Proceeds from the sale of property and equipment	109	—
Payment of license termination fee	(3,000)	—
License fees	(7,250)	(25,000)

Net cash used in investing activities	(12,435)	(25,425)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(189)	(134)
Exercise of pre-merger Endo warrants	—	1
Exercise of Endo Pharmaceutical Holdings Inc. Stock Options	158	—

Net cash used in financing activities	(31)	(133)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,495	39,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229,573	56,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$284,068	$96,483

SUPPLEMENTAL INFORMATION:
Interest paid	$91	$27
Income taxes paid	$5,999	$8,053
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$801	$128

See Notes to Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of our operations and our cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption, on March 31, 2004, of FIN 46R did not have a material impact on our financial position, results of operations or liquidity.

3.	INVENTORIES

     Inventories are comprised of the following at March 31, 2004 and December 31, 2003, respectively (in thousands):

	March 31,	December 31,
	2004	2003
Raw Materials	$16,014	$12,615
Work-in-Process	23,755	18,195
Finished Goods	28,025	19,640

Total	$67,794	$50,450

4.	GOODWILL AND OTHER INTANGIBLES

     Our goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$49,750	$43,500
Patents	3,200	3,200

	52,950	46,700
Less accumulated amortization	(5,142)	(4,657)

Other Intangibles, net	$47,808	$42,043

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2004, goodwill and other intangibles comprised approximately 27% of our total assets and 38% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

     The cost of license fees is capitalized and is being amortized using the straight-line method over the licenses’ estimated useful lives ranging from eleven to twenty years. The cost of acquired patents is capitalized and is being amortized using the straight-line method over their estimated useful lives of seventeen years.

     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2003 is as follows (in thousands):

2004	$3,311
2005	3,366
2006	3,366
2007	3,366
2008	3,366

5.	COMPREHENSIVE INCOME

     Comprehensive income includes the following components for the three months ended March 31, 2004 and 2003 (in thousands):

	March 31,	March 31,
	2004	2003
Net income	$41,174	$16,359
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	843	(586)

Total comprehensive income	$42,017	$15,773

6.	COMPENSATION RELATED TO STOCK OPTIONS

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

     On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserve an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC will be issued. Exercise of these stock options will not result in the issuance of additional shares in the Company and will not dilute the public stockholders.

     Pursuant to the Algos merger and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserve an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. The Endo Pharma LLC 2000 Supplemental Stock Option Plans were only effective on January 1, 2003 in the event that we had not received the approval from the U.S. Food and Drug Administration for MorphiDex® for the treatment of pain by December 31, 2002. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expire on August 26, 2007.

     The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 million stock options to certain employees and members of management. Because approximately 9,188,186 million of these stock options were immediately vested upon their issuance, the Company recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 for the difference between the market price of the common stock of $7.70 and the weighted average exercise price of these stock options of $2.42. No additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, exercise of these stock options will not result in the issuance of additional shares in the Company and will not dilute the public stockholders.

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

     The Class C1A, C1B, C2, C3 and C4 stock options are generally exercisable upon the earlier of (i) the occurrence of a sale, disposition or transfer of Company common stock, after which neither Endo Pharma LLC nor Kelso & Company hold any shares of Company common stock or (ii) January 1, 2006 and since neither of these conditions have been met, these options are not currently exercisable.

     The shares of Company common stock that individuals receive upon exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan

     All the options we have granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan have exercise prices equal to the market price of our common stock on the date granted and, under accounting principles generally accepted in the United States, a measurement date occurs on the date of each grant. Consequently, we do not expect to incur a charge upon the vesting or exercise of those options. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan will dilute our public stockholders.

Stock-Based Compensation

     We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, while following Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all of our stock option plans. Under APB No. 25, no compensation expense is recognized when the exercise price of stock options equals at least the market price of the underlying stock at the date of grant or when a measurement date has not yet been reached. Accordingly, with respect to the stock options granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, no compensation expense has been recognized. If we were to have adopted the accounting provisions of SFAS No. 123, we would have been required to record compensation expense based on the fair value of all of these stock options on the date of grant.

     Pro-forma information regarding net income is required to be presented as if we had accounted for our stock options under the provisions of SFAS No. 123. We estimated the fair value of our stock options as of the respective date of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; expected volatility of 70% and 60% in 2004 and 2003, respectively; risk-free interest rate of 3.2% and 4.0% in 2004 and 2003, respectively; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net income would have been as follows (in thousands, except per share amounts):

	March 31,
	2004	2003
Net income, as reported	$41,174	$16,359
APB 25 Compensation Expense	—	48,514
Tax effect of APB 25 compensation expense	—	(18,580)
SFAS 123 compensation expense	(1,438)	(65,557)
Tax effect of SFAS 123 compensation expense	548	25,108

Pro forma net income	$40,284	$5,844

Basic earnings per share, as reported	$0.31	$0.14
Basic earnings per share, pro forma	$0.31	$0.05
Diluted earnings per share, as reported	$0.31	$0.12
Diluted earnings per share, pro forma	$0.30	$0.04
Weighted average shares outstanding
Basic	131,779	118,217
Diluted	132,720	131,987

7.	WARRANTS

Class A Transferable Warrants and Class B Non-Transferable Warrants

     The Class A Transferable Warrants and Class B Non-Transferable Warrants were exercisable at an exercise price of $.01 per share into a specified number of shares of Company common stock depending on the timing of the FDA’s approval of MorphiDex® for one or more pain indications. Because MorphiDex® was not approved prior to March 31, 2003, the Class A Transferable Warrants (NASDAQ: ENDPW) and Class B Non-Transferable Warrants expired on such date and have no economic value. The Company de-listed the Class A Transferable Warrants (NASDAQ: ENDPW) upon their expiration.

Pre-Merger Endo Warrants

     The warrants issued to the holders of Company common stock prior to the Algos merger received warrants (known as the “Pre-Merger Endo Warrants”), which were exercisable at an exercise price of $0.01 per share into a specified number of shares of Company common stock. As of December 31, 2002, there were outstanding 71.3 million of these warrants. As the FDA did not approve MorphiDex® before December 31, 2002, these warrants became exercisable. Each of these outstanding 71.3 million warrants was exercisable into 0.416667 shares of common stock of Endo Pharmaceuticals Holdings Inc. All of these warrants were exercised into 29,687,602 shares of common stock at an exercise price of $0.01 per share. The warrants were exercisable until July 8, 2003.

8.	RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2004, approximately 3.7 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2004, approximately $36 million), which is estimated to result in a tax benefit amount of approximately $14 million. Under the tax sharing agreement, we are required to pay this $14 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. If payments are made pursuant to the tax sharing agreement, they will be reflected as a reduction of stockholders’ equity in the accompanying financial statements.

     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 3.7 million stock options already exercised as discussed above):

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

     On April 30, 2004 the tax sharing agreement was amended to provide for a specific schedule upon which payments currently contemplated by the tax sharing agreement would be made once a liquidity event has occurred. The amendment provides that upon the occurrence of a liquidity event, we will pay to Endo Pharma LLC, within 30 business days, the amount of the tax benefits usable by us in each of the previous taxable years for which we have filed a federal income tax return. In addition, the amended tax sharing agreement provides that with respect to all taxable years following the occurrence of a liquidity event, the amount of the tax benefits usable by us in each such year will be paid to Endo Pharma LLC in two installments: (i) 50% of the estimated amount shall be paid within 15 business days of our receipt from our independent auditors of an opinion on our final audited financial statements, and (ii) the remaining amount shall be paid within 30 business days of the filing of our federal income tax return. Finally, the amendment also clarifies two matters related to determining the occurrence of when a liquidity event has occurred: (i) the amendment establishes a formula for calculating when a sale of 20% of the common equity of Endo has occurred, and (ii) the amendment specifies that secondary sales of Endo common stock include sales pursuant to a shelf registration statement.

     In general, under the amended tax sharing agreement, a liquidity event will occur and we will be required to pay to Endo Pharma LLC the tax benefit amounts upon the sale of approximately 10.5 million additional shares of our common stock under a shelf registration agreement. Once a liquidity event occurs, we will be obligated to pay to Endo Pharma LLC, within 30 business days of the time of such liquidity event, the tax benefit amounts attributable to 2001 and 2002 of approximately $2 million and $1 million, respectively. After a liquidity event occurs, we will also be obligated to pay to Endo Pharma LLC, 50% of the estimated tax benefit amount of approximately $9 million attributable to 2003 within 30 business days of the liquidity event, and the remaining 50% of the tax benefit amount attributable to 2003 within 30 business days of the date on which we file our 2003 tax return with the Internal Revenue Service (which we estimate will occur in September 2004).

     On April 30, 2004, we filed a shelf registration statement on Form S-3 providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. Once declared effective by the Securities and Exchange Commission, the shelf registration statement would enable one or more offerings of common stock, subject to market conditions. The nature and terms of any offering will be established at the time of the offering and set forth in a prospectus supplement. Any offering would not increase the number of our outstanding shares of common stock and we would not receive any proceeds from any offering covered by this shelf registration.

9.	COMMITMENTS AND CONTINGENCIES

     License and Collaboration Agreements We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material terms of our significant third party license and collaboration agreements follows:

Penwest Pharmaceuticals

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

DURECT Corporation

     On November 8, 2002, we entered into a Development, Commercialization and Supply License Agreement with DURECT Corporation, which relates to DURECT’s development product, CHRONOGESICTM. On January 28, 2004, we amended the Agreement with DURECT, essentially modifying our funding obligations of the ongoing development costs of CHRONOGESICTM to take into account the program delay. The clinical development program of CHRONOGESICTM is on temporary hold pending DURECT’s implementation of some necessary design and manufacturing enhancements to CHRONOGESICTM. DURECT has informed us that it anticipates that the implementation of these design and manufacturing enhancements will delay the restart of the clinical development program. Under the terms of this agreement, as amended, for the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, we will fund 25% of the ongoing development costs for the CHRONOGESICTM product in the U.S. and Canada excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Once a specified clinical trial of CHRONOGESICTM is started or beginning on January 1, 2005 (whichever is earlier), unless the agreement is earlier terminated, we will be obligated to fund 50% of the ongoing development costs of CHRONOGESICTM. We will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52.0 million. In addition, under this agreement, DURECT licensed to us the exclusive promotional rights to CHRONOGESICTM in the U.S. and Canada. We will be responsible for marketing, sales and distribution, including providing technical support representatives dedicated to supplying technical and training support. DURECT will be responsible for the manufacture of CHRONOGESICTM. We and DURECT will share profits equally, based on projected financial performance of CHRONOGESICTM. Further, this agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. This agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, this agreement permits us to terminate our continued participation under a number of circumstances, one of which could require us to pay DURECT $10.0 million.

SkyePharma, Inc.

     On December 31, 2002, we entered into a Development and Marketing Strategic Alliance Agreement with SkyePharma, Inc. and SkyePharma Canada, Inc. relating to two of SkyePharma’s patented development products, DepoMorphineTM and Propofol IDD-DTM (collectively, the “Skye Products”). Under the terms of the Agreement, we received an exclusive license to the U.S. and Canadian marketing and distribution rights for the Skye Products, with options for certain other development products. In return, SkyePharma received a $25 million upfront payment from us, which we capitalized as an intangible asset representing the fair value of the exclusive license of these distribution and marketing rights. We are amortizing this intangible asset over its useful life of 17 years. In addition, SkyePharma may receive milestone payments in addition to the $25 million upfront payment of up to $95 million, which include total milestones of $10 million for DepoMorphineTM through FDA approval. During 2003, we paid and expensed $5 million to SkyePharma upon the acceptance by the FDA of the NDA for DepoMorphineTM. The milestone payments also include $50 million for Propofol IDD-DTM, payable when the product successfully achieves certain regulatory milestones, including FDA approval. In April 2004, we paid, and will expense in the second quarter of 2004, $5 million to SkyePharma upon the advancement of Propofol IDD-DTM into Phase III. The total further includes a $15 million milestone payable when net sales of DepoMorphineTM exceed $125 million in a calendar year and a $20 million milestone payable when net sales of DepoMorphineTM exceed $175 million in a calendar year. SkyePharma will also receive a share of each product’s sales revenue that will increase from 20% initially, to a maximum of 60%, of net sales as the Skye Products’ combined net sales achieve certain thresholds. This agreement provides for the parties to work together to complete the necessary clinical, regulatory and manufacturing work for North American regulatory approval of the Skye Products. SkyePharma will be primarily responsible for clinical development up to final FDA approval, and for the manufacture of the Skye Products, including all associated costs. Upon approval, we will market each Skye Product in the U.S. and Canada, with SkyePharma as the supplier. We will be responsible for funding and conducting any post-marketing studies and for all selling and marketing expenses. Under this agreement, we also obtained options on other SkyePharma development products, including DepoBupivicaineTM, a long-acting, sustained release formulation of the local anesthetic bupivacaine. We have the option to obtain commercialization rights for this product when SkyePharma successfully completes its Phase II trials, as well as any further SkyePharma products formulated using the DepoFoamTM technology successfully developed for the prophylaxis or treatment of pain. In addition, this agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. This agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, this agreement permits us to terminate our continued participation under a number of circumstances, one of which could require us to pay SkyePharma $5.0 million.

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

Hind Healthcare Inc.

     In November 1998, we entered into a license agreement with Hind Healthcare Inc. for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. We paid Hind up-front fees and milestone payments on the occurrence of certain events. From now until the shorter of (1) the life of the last-to-expire patent licensed pursuant to this license agreement and (2) November 20, 2011, we will pay Hind non-refundable royalties of 10% of net sales of the product, including a minimum annual royalty of at least $500,000 per year. Because these royalty payments are based on the net sales of the product, the maximum cost of these royalty payments is uncertain at this time. During the three months ended March 31, 2004 and 2003, we accrued $7.3 million and $4.6 million, respectively, for this royalty, which is recorded as a reduction of net sales due to the unique nature of the license agreement and the characteristics of the involvement by Hind in Lidoderm®. Either party may terminate this agreement for material breach, or we may terminate it immediately upon termination of our supply agreement with Teikoku. In September 1999, we launched Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Lavipharm

     In November 1999, Endo entered into a collaboration agreement with Lavipharm Laboratories, Inc. pursuant to which Endo obtained exclusive worldwide rights to Lavipharm’s existing drug delivery technology platforms. Under the terms of this collaboration agreement, Endo paid an upfront license fee of $1 million. In September 2001, we amended this agreement to limit its scope to one of Lavipharm’s existing drug delivery technologies in combination with two specific active drug substances. In January 2004, we terminated this agreement and made a termination payment to Lavipharm of $3 million plus the potential for up to an additional $5 million upon the occurrence of future events. We wrote-off the unamortized portion of the upfront license fee and expensed the termination payment of $3 million during the three months ended March 31, 2004.

     Life Sciences Opportunities Fund (Institutional) II, L.P.

     On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P.; a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources.

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

10. Earnings Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income available to common stockholders	$41,174	$16,359
Denominator:
For basic per share data – weighted average shares	131,779	118,217
Effect of dilutive stock options	941	13,770

For diluted per share data	132,720	131,987
Basic income per share	$0.31	$0.14

Diluted income per share	$0.31	$0.12

During the first quarter of 2004, employees exercised stock options to acquire 18,975 shares of common stock at exercise prices ranging from $7.25 to $9.40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” on page 1 of this Report.

Overview

     We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 63%, 70% and 66% of net sales for the years ended December 31, 2002, 2003 and the three months ended March 31, 2004, respectively. On August 26, 1997, an affiliate of Kelso & Company and the then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc. The stock of Endo Pharmaceuticals Inc. is our only asset, and we have no other operations or business.

     On March 23, 2004, the U.S. Food and Drug Administration (FDA) granted final approval of our abbreviated new drug application (ANDA) for oxycodone extended-release tablets, 10mg, 20mg and 40mg. Our oxycodone extended-release tablets are AB-rated bioequivalent versions of the 10mg, 20mg and 40mg strengths of OxyContin®, a product of The Purdue Frederick Company that is indicated for the management of moderate-to-severe pain when a continuous, around-the-clock analgesic is needed for an extended period of time. OxyContin® had combined 2003 U.S. branded sales of approximately $1.9 billion. The 10mg, 20mg and 40mg strengths represent approximately 63% of the US branded sales of OxyContin®. We have not yet made a decision with respect to the launch of our oxycodone extended-release product; however, this launch could significantly impact our future results.

     On May 5, 2004, the FDA informed us that they are requiring us to initiate a new clinical trial to provide additional safety and efficacy data of oxymorphone extended-release tablets (oxymorphone ER) in support of the company’s New Drug Application (NDA) for this developmental product. This study will complement the successful Phase III trial that we believe the FDA has accepted as demonstrating efficacy in the intended patient population. As previously disclosed on October 20, 2003, the FDA issued an approvable letter for this NDA but had requested that we address certain questions and provide additional clarification and information, including some form of additional clinical trial to further confirm the safety and efficacy of this product. The FDA has indicated that it is concerned that the statistical analysis of the two fixed dose Phase III efficacy trials may have been favorably biased by the inclusion of data from patients who did not complete the trials. The design of this additional clinical trial is intended to address this issue. We will be working with the FDA over the coming weeks to finalize an appropriate trial design and are prepared to initiate the new trial without delay upon FDA approval of the trial protocol. No determination has yet been made about the duration of the trial or the number of patients that will need to be enrolled, but we expect to be in a position to file the complete response to the NDA in 2005. Once the trial protocol has been approved by the FDA, we will be in a better position to offer guidance on timing. We expect to receive a further action letter from the FDA within six months of the filing of the complete response.

     On April 30, 2004, we filed a shelf registration statement on Form S-3 providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. Once declared effective by the Securities and Exchange Commission, the shelf registration statement would enable one or more offerings of common stock, subject to market conditions. The nature and terms of any offering will be established at the time of the offering and set forth in a prospectus supplement. Any offering would not increase the number of our outstanding shares of common stock and we would not receive any proceeds from any offering covered by this shelf registration.

     Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and purchase accounting.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (generally accepted accounting principles) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of amortization periods for identifiable intangible assets and the potential impairment of goodwill and other intangible assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. We believe, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position or cash flows for the periods represented in this section. Our most critical accounting policies and estimates are described below:

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

Amortizable Intangibles: Licenses

     Licenses are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives ranging from eleven to twenty years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease.

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

Goodwill and Other Intangibles

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and will no longer amortize goodwill and workforce in place. Goodwill and other intangibles represents a significant portion of our assets and stockholders’ equity. As of March 31, 2004, goodwill and other intangibles comprised approximately 27% of our total assets and 38% of our stockholders’ equity. SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$49,750	$43,500
Patents	3,200	3,200

	52,950	46,700
Less accumulated amortization	(5,142)	(4,657)

Other Intangibles, net	$47,808	$42,043

     Effective January 1, 2002, we reclassified the carrying amount of workforce-in-place as goodwill. The cost of license fees is capitalized and is being amortized using the straight-line method over the licenses’ estimated useful lives ranging from eleven to twenty years. The cost of acquired patents is capitalized and is being amortized using the straight-line method over their estimated useful lives of seventeen years.

     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2003 is as follows (in thousands):

2004	$3,311
2005	3,366
2006	3,366
2007	3,366
2008	3,366

Compensation Related to Stock Options — Endo Pharma LLC Stock Option Plans

     In our 2001 fiscal year we incurred a non-cash charge of $37.3 million, in our 2002 fiscal year we recorded a non-cash charge of $34.7 million and in our 2003 fiscal year we recorded a non-cash charge of $144.5 million, in each case for stock-based compensation relating to the vesting of options that were issued under the Endo Pharma LLC 1997 Amended and Restated Executive Stock Option Plan and the Endo Pharma LLC 1997 Amended and Restated Employee Stock Option Plan (together, the “Endo Pharma LLC 1997 Stock Option Plans”) and the Endo Pharma LLC 2000 Supplemental Employee Stock Option Plan and the Endo Pharma LLC 2000 Supplemental Executive Stock Option Plan (collectively, the “Endo Pharma LLC 2000 Supplemental Stock Option Plans”). Under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans, tranches of options vested if we attained certain stock price targets. As each tranche vested, we incurred a non-cash charge representing the difference between the market price of the shares underlying the options and the exercise price of such options. Upon exercise, no additional shares of our common stock will be issued, however, because these stock options are exercisable only into shares of our common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the public stockholders. In addition, Endo Pharma LLC, and not us, will receive the exercise price payable in connection with these options. Further, the shares of common stock that individuals receive upon exercise of stock options granted pursuant to the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders agreements.

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

     The following table presents our net sales by product category for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Lidoderm®	$65,356	$41,490
Percocet®	30,744	55,459
Other brands	4,350	7,379

Total brands	$100,450	$104,328
Total generics	$53,039	$47,946

Total net sales	$153,489	$152,274

     The following table presents our net sales of select products as a percentage of total net sales for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
Lidoderm®	43%	27%
Percocet®	20%	37%
Other brands	3%	5%

Total brands	66%	69%
Total generics	34%	31%

Total net sales	100%	100%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Net Sales. Net sales for the three months ended March 31, 2004 increased slightly to $153.5 million from $152.3 million in the comparable 2003 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia and certain generic products offset by a reduction in the net sales of Percocet®. Net sales of Lidoderm® increased to $65.4 million from $41.5 million in the comparable 2003 period. In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Net sales of our generic products increased 11% to $53.0 million from $47.9 million in the comparable 2003 period primarily due to the growth of Endocet®. We experienced a decrease in net sales of our morphine sulfate extended release tablets due to generic competition introduced in the third quarter of 2003; however, this was offset by our launch in the fourth quarter of 2003 of two new strengths of Endocet®. Percocet® net sales decreased to $30.7 million from $55.5 million in the comparable 2003 period due to the introduction of generic versions of Percocet® 7.5/325 and 10/325 during the fourth quarter of 2003. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. We are revising our guidance upward for 2004. We believe that we are currently well-positioned to achieve 2004 net sales of approximately $580 to $590 million, which does not include the launch of any new products in 2004. We expect Lidoderm® net sales to be approximately $300 million in 2004. In addition, we anticipate diluted earnings per share for the year ended December 31, 2004 to be approximately $0.85 to $0.90 per share. Of course, there can be no assurance of Endo achieving these results.

     Gross Profit. Gross profit for the three months ended March 31, 2004 decreased by 3% to $120.6 million from $124.7 million in the comparable 2003 period. Gross profit margins decreased to 79% from 82% due to the shift in revenues from higher-margin Percocet® to generic Endocet® combined with the impact of pricing pressure on our generic morphine sulfate product. With the introduction of child-resistant packaging for Lidoderm® during the second quarter of 2004, we expect gross profit margins to continue to decrease in 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 increased by 7% to $38.7 million from $36.1 million in the comparable 2003 period. This increase was primarily due to a $1.7 million increase in sales and promotional efforts in 2004 over the comparable 2003 period to support Lidoderm®, as well as support provided to our new product pipeline in anticipation of product launches.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2004 decreased by 19% to $9.8 million from $12.1 million in the comparable 2003 period. This decrease reflects the overall stage of development of our development portfolio. During 2003, our development efforts were focused on a Phase III clinical trial on an oral mucositis product which we decided to cease later in 2003.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2004 increased to $1.8 million from $1.4 million in the comparable 2003 period primarily due to an increase in depreciation expense as a result of an increase in capital expenditures since March 31, 2003. We expect depreciation and amortization to continue to increase as we increase our capital expenditures for new office and lab space and automobiles for our newly hired sales representatives, and as we continue to license in products and technologies.

     Loss on Disposal of Other Intangible. The loss on disposal of other intangible is due to the termination of our collaboration agreement with Lavipharm and the resulting write-off of the unamortized portion of the upfront license fee of $0.8 million. The loss also includes a $3 million termination payment made by us to Lavipharm.

     Compensation Related to Stock Options. Compensation related to stock options decreased to $0 during the three months ended March 31, 2004 from $48.5 million during the three months ended March 31, 2003. Effective January 1, 2003, the Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective resulting in the issuance of approximately 10.7 million stock options to certain employees and members of management. Because approximately 9.2 million of these stock options were immediately vested upon their issuance, we recorded a non-cash compensation charge of approximately $48.5 million in the first quarter of 2003 representing the difference between the market price of the common stock of $7.70 and the exercise price of these stock options of $2.42. No additional shares of Company common stock will be issued, however, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, these stock options do not dilute the ownership of our other public stockholders.

     Interest Expense, Net. Interest expense, net for the three months ended March 31, 2004 decreased to $10,000 from $0.1 million in the comparable 2003 period. This decrease is substantially due to the increased interest income earned as a result of higher cash balances during the first quarter of 2004.

     Income Tax. Income tax for the three months ended March 31, 2004 increased to $25.3 million from $10.2 million in the comparable 2003 period. This increase is due to the increase in income before income tax for the three months ended March 31, 2004.

Liquidity and Capital Resources

     Our principal source of liquidity is cash generated from operations. Under our credit facility, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses and capital expenditures.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities increased slighty to $67.0 million for the three months ended March 31, 2004 from $65.1 million for the three months ended March 31, 2003.

     Net Cash Utilized in Investing Activities. Net cash utilized in investing activities decreased by $13 million to $12.4 million for the three months ended March 31, 2004 from $25.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company paid $7.3 million in license fees, a termination penalty of $3 million to Lavipharm and capital expenditures of $2.3 million related to our new research and development facility in Long Island, NY compared to a $25.0 million license fee to SkyePharma, Inc. for the marketing rights to DepoMorphineTMand Propofol IDD-DTM during the three months ended March 31, 2003.

     Net Cash Utilized in Financing Activities. Net cash utilized in financing activities decreased to $31,000 for the three months ended March 31, 2004 from $133,000 for the three months ended March 31, 2003.

     Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. As of March 31, 2004, we have not borrowed any amounts under our credit facility.

     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we will be required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2004, approximately 3.7 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2004, approximately $36 million), which is estimated to result in a tax benefit amount of approximately $14 million. Under the tax sharing agreement, we are required to pay this $14 million to Endo Pharma LLC upon the occurrence of a liquidity event, as described further below, to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. If payments are made pursuant to the tax sharing agreement, they will be reflected as a reduction of stockholders’ equity in the accompanying financial statements.

     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 3.7 million stock options already exercised as discussed above):

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

     On April 30, 2004 the tax sharing agreement was amended to provide for a specific schedule upon which payments currently contemplated by the tax sharing agreement would be made once a liquidity event has occurred. The amendment provides that upon the occurrence of a liquidity event, we will pay to Endo Pharma LLC, within 30 business days, the amount of the tax benefits usable by us in each of the previous taxable years for which we have filed a federal income tax return. In addition, the amended tax sharing agreement provides that with respect to all taxable years following the occurrence of a liquidity event, the amount of the tax benefits usable by us in each such year will be paid to Endo Pharma LLC in two installments: (i) 50% of the estimated amount shall be paid within 15 business days of our receipt from our independent auditors of an opinion on our final audited financial statements, and (ii) the remaining amount shall be paid within 30 business days of the filing of our federal income tax return. Finally, the amendment also clarifies two matters related to determining the occurrence of when a liquidity event has occurred: (i) the amendment establishes a formula for calculating when a sale of 20% of the common equity of Endo has occurred, and (ii) the amendment specifies that secondary sales of Endo common stock include sales pursuant to a shelf registration statement.

     In general, under the amended tax sharing agreement, a liquidity event will occur and we will be required to pay to Endo Pharma LLC the tax benefit amounts upon the sale of approximately 10.5 million additional shares of our common stock under a shelf registration agreement. Once a liquidity event occurs, we will be obligated to pay to Endo Pharma LLC, within 30 business days of the time of such liquidity event, the tax benefit amounts attributable to 2001 and 2002 of approximately $2 million, and $1 million, respectively. After a liquidity event occurs, we will also be obligated to pay to Endo Pharma LLC 50% of the estimated tax benefit amount of approximately $9 million attributable to 2003 within 30 business days of the liquidity event, and the remaining 50% of the tax benefit amount attributable to 2003 within 30 business days of the date on which we file our 2003 tax return with the Internal Revenue Service (which we estimate will occur in September 2004).

     On April 30, 2004, we filed a shelf registration statement on Form S-3 providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. Once declared effective by the Securities and Exchange Commission, the shelf registration statement would enable one or more offerings of common stock, subject to market conditions. The nature and terms of any offering will be established at the time of the offering and set forth in a prospectus supplement. Any offering would not increase the number of our outstanding shares of common stock and we would not receive any proceeds from any offering covered by this shelf registration.

     Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the three months ended March 31, 2004 follows:

Lavipharm

     In November 1999, Endo entered into a collaboration agreement with Lavipharm Laboratories, Inc. pursuant to which Endo obtained exclusive worldwide rights to Lavipharm’s existing drug delivery technology platforms. Under the terms of this collaboration agreement, Endo paid an upfront license fee of $1 million. In September 2001, we amended this agreement to limit its scope to one of Lavipharm’s existing drug delivery technologies in combination with two specific active drug substances. In January 2004, we terminated this agreement and made a termination payment to Lavipharm of $3 million plus the potential for up to an additional $5 million upon the occurrence of future events. We wrote-off the unamortized portion of the upfront license fee and expensed the termination payment of $3 million during the three months ended March 31, 2004.

DURECT Corporation

     On November 8, 2002, we entered into a Development, Commercialization and Supply License Agreement with DURECT Corporation, which relates to DURECT’s development product, CHRONOGESICTM. On January 28, 2004, we amended the Agreement with DURECT, essentially modifying our funding obligations of the ongoing development costs of CHRONOGESICTM to take into account the program delay. The clinical development program of CHRONOGESICTM is on temporary hold pending DURECT’s implementation of some necessary design and manufacturing enhancements to CHRONOGESICTM. DURECT has informed us that it anticipates that the implementation of these design and manufacturing enhancements will delay the restart of the clinical development program. Under the terms of this agreement, as amended, for the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, we will fund 25% of the ongoing development costs for the CHRONOGESICTM product in the U.S. and Canada excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Once a specified clinical trial of CHRONOGESICTM is started or beginning on January 1, 2005 (whichever is earlier), unless the agreement is earlier terminated, we will be obligated to fund 50% of the ongoing development costs of CHRONOGESICTM. We will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52.0 million. In addition, under this agreement, DURECT licensed to us the exclusive promotional rights to CHRONOGESICTM in the U.S. and Canada. We will be responsible for marketing, sales and distribution, including providing technical support representatives dedicated to supplying technical and training support. DURECT will be responsible for the manufacture of CHRONOGESICTM. We and DURECT will share profits equally, based on projected financial performance of CHRONOGESICTM. Further, this agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. This agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, this agreement permits us to terminate our continued participation under a number of circumstances, one of which could require us to pay DURECT $10.0 million.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption, on March 31, 2004, of FIN 46R did not have a material impact on our financial position, results of operations or liquidity.

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

     As of March 31, 2004 and December 31, 2003, we had no assets or liabilities that have significant interest rate sensitivity.

     At March 31, 2004, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $5.2 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at March 31, 2004, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $1.3 million, $2.1 million and $2.6 million, respectively.

Item 4. Controls and Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed with the SEC under the Securities Exchange Act of 1934, as amended.

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The trial of the patent claims in all three of the suits against us and EPI concluded on June 23, 2003. On January 5, 2004, the district court issued an opinion and order holding that, while Endo infringes the three Purdue patents, the patents are unenforceable due to inequitable conduct. The district court, therefore, dismissed the patent claims against us and EPI, declared the patents invalid, and enjoined Purdue from further enforcement of the patents. Purdue filed an appeal, as well as motions to expedite the appeal and to stay the injunction against enforcement of the patents until the appeal is resolved. Both motions were denied on March 18, 2004. In turn, we have begun the process of cross-appealing the district court’s infringement ruling. By an earlier order, the judge bifurcated the antitrust counterclaims for a separate and subsequent trial. Although we have made no determination as to whether to launch our bioequivalent versions of OxyContin immediately or to wait until appelate review of the district court’s decision, if we do launch our versions of generic OxyContin and the district court’s ruling is overturned on appeal, we may be liable for lost profits and damages to Purdue and costs associated with the launching of our products. Our payment of those amounts may materially adversely affect our business, financial condition and cash flows. Whether or not we have launched our bioequivalent versions of generic OxyContin, if we receive an unfavorable ruling from the appeals court, we may be unable to sell our generic OxyContin.

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

     On June 17, 2002, EPI was named, along with ten other pharmaceutical companies, as a defendant in four lawsuits filed by groups of 28, 34, 37, and 43 individual plaintiffs, respectively, in the United States District Court for the Eastern District of Louisiana. On June 18, 2002, EPI was named, along with ten other pharmaceutical companies, as a defendant in a lawsuit filed by Ellen McCullough and Brenda Businelle in the United States District Court for the Western District of Louisiana. On June 21, 2002, EPI was named, along with ten other pharmaceutical companies, as a defendant in a lawsuit filed by Joyce Ashton and Bernadine Johnson in the United States District Court for the Middle District of Louisiana. According to each of these six complaints, each of the defendant pharmaceutical companies allegedly manufactured and sold products containing phenylpropanolamine (PPA). Each complaint alleges that the defendants failed to adequately warn plaintiff of the hazards of the use of the subject products containing PPA and that as a result of this failure to warn, plaintiffs suffered injury. Each of these six cases was transferred to the United States District Court for the Western District of Washington by order of the United States Judicial Panel on Multidistrict Litigation. Each plaintiff in the above-referenced cases was directed by the presiding judge to file, not later than June 29, 2003, a separate, single-plaintiff action identifying particular defendant manufacturers whose products allegedly harmed each plaintiff. EPI neither has been named, nor served with process in any single-plaintiff case filed by any of the foregoing plaintiffs pursuant to the Court’s prior order. On October 14,

2003, the Court granted EPI’s motions to dismiss with prejudice the claims of 113 individual plaintiffs from the Rowe, Landry, Everidge, Ackel and Ashton cases on the grounds that those plaintiffs had failed to specifically allege use of an EPI product containing PPA. On October 24, 2003, the Court granted a co-defendant’s motion to dismiss with prejudice, as to all defendants including EPI, the claims of 69 individual plaintiffs in the Rowe, Landry, Everidge, Ackel, Ashton and McCullough cases on the grounds that those plaintiffs failed to comply with Court-ordered discovery. One or more of the foregoing orders of dismissal with prejudice applies to every plaintiff in the Rowe, Landry, Everidge, Ackel, Ashton and McCullough cases. Moreover, on August 25, 2003, after providing plaintiffs with the opportunity to file separate single-plaintiff actions, the Court dismissed the Rowe, Landry, Everidge, Ackel, Ashton and McCullough multi-plaintiff cases with prejudice. Consequently, EPI is not currently a party defendant in any multidistrict litigation proceedings concerning alleged harm from PPA. However, subsequent to the entry of the orders of dismissal, certain plaintiffs moved the District Court for reconsideration of and for relief from the foregoing August 25, 2003 and October 24, 2003 orders, and the Court has not yet ruled on those motions.

     Linda Serafin, et al. v. Purdue Pharma L.P., et al., No. 103031/04 (Supreme Court of the State of New York, County of New York)

     On February 27, 2004, EPI was named, along with three other pharmaceutical companies, a hospital, and a doctor, as a defendant in a lawsuit filed by Linda Serafin and Michael Serafin in the Supreme Court of the State of New York, County of New York. EPI’s answer is due May 24, 2004. Formal discovery has not yet begun, however, EPI has received authorizations and will begin to collect medical records. According to the complaint, each of the pharmaceutical companies manufactured or distributed the drugs oxycodone and OxyContin. The complaint alleges that EPI and another defendant manufactured oxycodone, OxyContin and/or Percocet. The complaint alleges that the defendants failed to adequately warn about the dangers involved with these drugs and that as a result of this failure to warn, plaintiffs sustained injury. EPI intends to defend itself vigorously in this case.

     General

     In addition to the above, we are involved in, or have been involved in, arbitrations or legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and proceedings. Currently, we are not involved in any arbitration and/or legal proceeding that we expect to have a material effect on our business, financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

(b)	Reports on Form 8-K.

We filed the following Form 8-Ks in the quarter ended March 31, 2004:

Dates	Items
January 5, 2004	5 and 7
January 13, 2004	7 and 9
February 5, 2004	7 and 12
February 24, 2004	7 and 9
March 9, 2004	7 and 9
March 10, 2004	7 and 9
March 24, 2004	7 and 9

     No financial statements were filed in connection with any such Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

Name: Carol A. Ammon
Title: Chairman and Chief Executive Officer

Name: Jeffrey R. Black
Title: Executive Vice President and Chief Financial Officer
Date: May 10, 2004

Exhibit Index

Exhibit
No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.3	[Intentionally Omitted.]

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	[Intentionally Omitted.]

10.2	[Intentionally Omitted.]

10.3	[Intentionally Omitted.]

10.4	[Intentionally Omitted.]

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals,

Exhibit
No.	Title
the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	Amendment No.1, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase.

10.9	[Intentionally Omitted.]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Analgesic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.11 of the Registration Statement filed with the Commission on June 9, 2000)

10.12	Anti-Epileptic License Agreement, dated as of October 27, 1997, by and among Endo Pharmaceuticals, Endo Laboratories, LLC and DuPont Merck Pharmaceutical (incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the Commission on June 9, 2000)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

Exhibit
No.	Title
10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002)

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Management, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

Exhibit
No.	Title
10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	Separation and Release Agreement, dated as of March 22, 2000, by and between Endo Pharmaceuticals, Endo and Osagie O. Imasogie (incorporated herein by reference to Exhibit 10.31 of the Registration Statement filed with the Commission on June 9, 2000)

10.32	Separation and Release Agreement, dated as of April 20, 2000, by and between Endo Pharmaceuticals, Endo and Louis J. Vollmer (incorporated herein by reference to Exhibit 10.32 of the Registration Statement filed with the Commission on June 9, 2000)

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.37	[Intentionally Omitted.]

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of

Exhibit
No.	Title
May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.40	[Intentionally Omitted.]

10.41	Service Agreement, dated as of February 1, 2001, by and between Endo Pharmaceuticals and Ventiv Health U.S. Sales Inc. (incorporated herein by reference to Exhibit 10.41 of the Current Report on Form 8-K dated August 31, 2001)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)†

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of the Annual

Exhibit
No.	Title
Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)†

31.1	Certification of the Chairman and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chairman and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.