Form 10-Q
period 2005-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2005-05-10
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___.

Commission file number: 001-15989

ENDO PHARMACEUTICALS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4022871
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

     Common Stock, $.01 par value: 131,930,671 shares as of May 5, 2005.

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

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K and 8-K reports to the SEC. Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$304,713	$278,034
Accounts receivable, net	128,549	139,039
Inventories	65,839	71,415
Prepaid expenses and other current assets	11,621	11,867
Deferred income taxes	62,097	67,222

Total current assets	572,819	567,577

PROPERTY AND EQUIPMENT, Net	31,199	28,875
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	110,302	117,258
DEFERRED INCOME TAXES	3,773	—
NOTE RECEIVABLE	45,991	45,047
OTHER ASSETS	8,285	7,655

TOTAL ASSETS	$953,448	$947,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,431	$83,259
Accrued expenses	137,351	145,214
Accrued tax sharing payments due to Endo Pharma LLC	42,965	42,939
Income taxes payable	1,909	1,836

Total current liabilities	265,656	273,248

DEFERRED INCOME TAXES	—	1,664
OTHER LIABILITIES	16,892	16,629
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued
Common Stock, $0.01 par value; 175,000,000 shares authorized; 131,916,704 and 131,856,014 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,319	1,319
Additional paid-in capital	636,709	635,915
Retained earnings	32,512	18,697
Accumulated other comprehensive income	360	19

Total stockholders’ equity	670,900	655,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$953,448	$947,491

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
NET SALES	$137,754	$153,489
COST OF SALES	29,585	32,873

GROSS PROFIT	108,169	120,616
COSTS AND EXPENSES:
Selling, general and administrative	53,594	38,742
Research and development	30,748	9,756
Depreciation and amortization	3,596	1,827
Loss on disposal of other intangible, including license termination fee of $3,000	—	3,800

OPERATING INCOME	20,231	66,491

INTEREST (INCOME) EXPENSE, Net of interest (expense) income of ($474) and $205, respectively	(1,859)	10

INCOME BEFORE INCOME TAX	22,090	66,481
INCOME TAX	8,275	25,307

NET INCOME	$13,815	$41,174

NET INCOME PER SHARE:
Basic	$0.10	$0.31
Diluted	$0.10	$0.31
WEIGHTED AVERAGE SHARES:
Basic	131,871	131,779
Diluted	132,829	132,720

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$13,815	$41,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,596	1,827
Accretion of interest on note receivable	(310)	—
Deferred income taxes	(845)	(7,450)
Tax benefits of stock options exercised	322	491
Amortization of deferred financing costs	96	100
Loss on disposal of other intangible	—	3,800
Gain on disposal of property and equipment	(5)	(23)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	15,490	(14,952)
Inventories	5,576	(17,344)
Note receivable	(634)	—
Other assets	72	122
Accounts payable	172	10,365
Accrued expenses	(7,802)	22,465
Income taxes payable	73	26,386

Net cash provided by operating activities	29,616	66,961

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,271)	(2,294)
Proceeds from the sale of property and equipment	1	109
Payment of license termination fee	—	(3,000)
Acquisitions of license rights	—	(7,250)

Net cash used in investing activities	(3,270)	(12,435)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(487)	(189)
Exercise of Endo Pharmaceutical Holdings Inc. Stock Options	820	158

Net cash provided by (used in) financing activities	333	(31)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,679	54,495
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	278,034	229,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,713	$284,068

SUPPLEMENTAL INFORMATION:
Interest paid	$91	$91
Income taxes paid	$8,802	$5,999
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$689	$801

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of our operations and our cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004), (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47).

FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

3. INVENTORIES

     Inventories are comprised of the following at March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31,	December 31,
	2005	2004
Raw Materials	$12,605	$14,936
Work-in-Process	9,951	16,294
Finished Goods	43,283	40,185

Total	$65,839	$71,415

4. LICENSE AND COLLABORATION AGREEMENTS

DURECT Corporation

     On March 14, 2005, we announced that we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada (the “DURECT Sufentanil Agreement”). The sufentanil patch, which is in early-stage clinical development, employs DURECT’s proprietary TRANSDUR™ drug-adhesive matrix formulation and is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee that has been expensed as research and development in the first quarter of 2005, with additional payments of approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch. In addition, the DURECT Sufentanil Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT Sufentanil Agreement will continue in effect until terminated. The DURECT Sufentanil Agreement provides each party with specified termination rights, including the right of each party to terminate the DURECT Sufentanil Agreement upon material breach of the DURECT Sufentanil Agreement by the other party and the right of Endo to terminate the DURECT Sufentanil Agreement at any time without cause subject to a specified notice period.

ProEthic Pharmaceuticals, Inc.

     On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we paid a $10 million upfront fee that has been expensed as research and development in the first quarter of 2005, and could be required to make additional payments of approximately $13.0 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

SkyePharma, Inc.

     In December 2002, we entered into a Development and Marketing Strategic Alliance Agreement with SkyePharma, Inc. and SkyePharma Canada, Inc. relating to two of SkyePharma’s patented development products, DepoDur™, previously referred to as DepoMorphine™, and Propofol IDD-D™ (collectively, the “Skye Products”). Under the terms of the agreement, Endo received an exclusive license to the U.S. and Canadian marketing and distribution rights for the Skye Products, with options for certain other SkyePharma development products. In return, Endo made a $25 million upfront payment to SkyePharma, which we capitalized as an intangible asset representing the fair value of the exclusive license of these distribution and marketing rights. We were amortizing this intangible asset over its useful life of 17 years.

     During the three months ended March 31, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable has been recorded as a reduction to our recorded intangible asset and the intangible asset is now being amortized over its remaining useful life of 15 years.

5. GOODWILL AND OTHER INTANGIBLES

     Our goodwill and other intangible assets consist of the following at March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31,	December 31,
	2005	2004
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$118,600	$123,600
Patents	3,200	3,200

	121,800	126,800
Less accumulated amortization	(11,498)	(9,542)

Other Intangibles, net	$110,302	$117,258

     Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2005, goodwill and other intangibles comprised approximately 31% of our total assets and 43% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

     We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. On January 1, 2005 and 2004, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

     The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from eleven to twenty years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the three months ended March 31, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2004 is as follows (in thousands):

2005	$7,826
2006	7,826
2007	7,826
2008	7,826
2009	7,826

6. NOTE RECEIVABLE

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

We estimated that an approximate fair market rate of interest for this type of secured loan was 8% per annum and therefore recorded the note receivable at its present value at inception of $43.8 million. The note receivable is being accreted up to its face amount at maturity using the effective interest method and thus the effective interest rate over the five year term will be 8% per annum. The difference of $6.2 million between the face amount of the note and its present value at inception has been treated as additional consideration paid to acquire the license rights and has been included in Other Intangibles.

7. COMPREHENSIVE INCOME

     Comprehensive income includes the following components for the three months ended March 31, 2005 and 2004 (in thousands):

	March 31,	March 31,
	2005	2004
Net income	$13,815	$41,174
Other comprehensive income:
Unrealized gains on securities, net of tax	341	843

Total comprehensive income	$14,156	$42,017

8. COMPENSATION RELATED TO STOCK OPTIONS

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive

and Employee Stock Option Plans

     On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserve an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC will be issued. Exercise of these stock options will not result in the issuance of additional shares in the Company and will not dilute the public stockholders. The stock options granted pursuant to the 1997 Stock Option Plans are generally exercisable upon the earlier of (i) the occurrence of a sale, disposition or transfer of Company common stock, after which neither Endo Pharma LLC nor Kelso & Company hold any shares of Company common stock or (ii) January 1, 2006 and since neither of these conditions have been met, these options are not currently exercisable.

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

     The shares of Company common stock that individuals receive upon exercise of stock options pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans are currently subject to significant restrictions that are set forth in stockholders’ agreements.

Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

     On August 11, 2000, we established the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. As of December 31, 2004, only stock options have been awarded under both plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute our public stockholders. During the three months ended March 31, 2005, 65,829 stock options were granted pursuant to these plans.

Stock-Based Compensation

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

     Pro-forma information regarding net income and earnings per share, as presented below, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. We estimated the fair value of our stock options, as of the respective date of grant, using a Black-Scholes option-pricing model. The following weighted average assumptions were used for such estimates: no dividend yield; expected volatility of 59% in 2005 and 70% in 2004; risk-free interest rate of 4.0% and 3.2% for 2005 and 2004, respectively; and a weighted average expected life of the options of 5 years. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net income and net income per share would be as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$13,815	$41,174
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,700)	(1,438)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	637	548

Pro forma net income	$12,752	$40,284

Basic earnings per share, as reported	$0.10	$0.31
Basic earnings per share, pro forma	$0.10	$0.31
Diluted earnings per share, as reported	$0.10	$0.31
Diluted earnings per share, pro forma	$0.10	$0.30
Weighted average shares outstanding
Basic	131,871	131,779
Diluted	132,829	132,720

9. RELATED PARTY TRANSACTIONS

     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that currently holds a significant portion of our common stock, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, which occurred on August 9, 2004 as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2005, approximately 10.5 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2005, approximately $147 million), which is estimated to result in a tax benefit amount of approximately $57 million. Under the tax sharing agreement, we are required to pay this $57 million to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 10.5 million stock options already exercised as discussed above):

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

     In 2004, we paid $13.5 million to Endo Pharma LLC to satisfy the tax sharing obligations attributable to 2001, 2002 and 2003. Since 3.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on August 9, 2004, at a price of $17.46, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $22 million. In addition, since 2.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on November 29, 2004, at a price of $20.02, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $19 million. Fifty percent of the tax benefit amount attributable to these two 2004 offerings and any other Endo Pharma LLC stock option exercises in 2004 was due and was paid within 15 business days of the date we received an opinion on our audited 2004 financial statements from our independent registered public accounting firm and the remaining fifty percent of the tax benefit amount attributable to 2004 is due within 30 business days of the date on which we file our 2004 tax return with the Internal Revenue Service (which we estimate will occur in September 2005). As of March 31, 2005, approximately $43 million is payable to Endo Pharma LLC related to estimated tax sharing payments that we are obligated to pay which are attributable to 2004 and 2005. We paid $21.4 million to Endo Pharma LLC in April 2005 to satisfy 50% of the obligation related to 2004. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

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

     Settlement of Contingent Obligation. During the three months ended March 31, 2005, the Company reached a tentative agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was subsequently finalized on May 10, 2005, and the $2 million has been recorded in selling, general and administrative expenses for the three months ended March 31, 2005. It is anticipated that Endo Pharma LLC will make these payments totaling $2 million on behalf of the Company, and it will be treated as a capital contribution by Endo Pharma LLC once payments are made.

10. COMMITMENTS AND CONTINGENCIES

License Agreements, Milestones and Royalties

     Penwest Pharmaceuticals

     Under the terms of the amended and restated strategic alliance agreement with Penwest Pharmaceuticals Co. (Penwest), Penwest is entitled to receive royalties equal to a percentage beginning at 50%, which could decline to 40% based upon the achievement of certain criteria, of the net realization (as defined in the agreement) of oxymorphone ER. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of this product on account of its concern about its ability to access external capital funding opportunities in the future. Accordingly, we are now responsible for funding 100% of these remaining costs until oxymorphone ER is approved by the FDA, at which time we will recoup from the royalties due to Penwest the full amount of what Penwest should have contributed had it not exercised such right.

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

     On March 14, 2005, we announced that we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada (the “DURECT Sufentanil Agreement”). The sufentanil patch, which is in early-stage clinical development, employs DURECT’s proprietary TRANSDUR™ drug-adhesive matrix formulation and is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee, which was expensed as research and development in the first quarter of 2005,, with additional payments of approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch. In addition, the DURECT Sufentanil Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT Sufentanil Agreement will continue in effect until terminated. The DURECT Sufentanil Agreement provides each party with specified termination rights, including the right of each party to terminate the DURECT Sufentanil Agreement upon material breach of the DURECT Sufentanil Agreement by the other party and the right of Endo to terminate the DURECT Sufentanil Agreement at any time without cause subject to a specified notice period.

SkyePharma, Inc.

     In addition to a share of each product’s sales revenue that may increase from 20% initially, to a maximum of 60%, of net sales as the products’ combined sales achieve certain thresholds, future milestone payments may be due SkyePharma under the terms of the agreement as follows (in thousands):

Milestone
Milestone Event	Payment

The first time net sales of DepoDur™ in a calendar year exceed $125,000	$15,000
The first time net sales of DepoDur™ in a calendar year exceed $175,000	20,000

Total contingent sales milestones for DepoDur™	$35,000

FDA acceptance of the NDA for Propofol IDD-D™ in the United States	5,000
FDA final approval of the NDA for Propofol IDD-D™ in the United States	40,000

Total contingent regulatory milestones for Propofol IDD-D™	$45,000

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

     Noven Pharmaceuticals, Inc.

     Under the terms of the license agreement with Noven, upon our first commercial sale of the fentanyl patch, Noven is entitled to receive an additional payment ranging from $5.0 million to $10.0 million, depending on the timing of launch and the number of generic competitors on the market. The profit on the product will be shared. This license agreement also establishes an ongoing collaboration between the two companies to identify and develop additional new transdermal therapies. As part of this effort, Noven will undertake feasibility studies to determine whether certain compounds identified by the parties can be delivered through Noven’s transdermal patch technology. Endo is expected to fund and manage clinical development of those compounds proceeding into clinical trials. Additionally, we are bearing a portion of the risk of loss related to inventory costs associated with the fentanyl patch that have been incurred by us and by Noven. If final regulatory approval of the product is denied or delayed, our risk of loss is approximately $3.4 million. No amounts have been expensed as of March 31, 2005 related to our risk of loss based upon our judgment of probable future commercial use.

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

     ProEthic Pharmaceuticals, Inc.

     On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment, which was expensed as research and development in the first quarter of 2005, and could be required to make additional payments of approximately $13.0 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

     Life Sciences Opportunities Fund (Institutional) II, L.P.

     On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. As of March 31, 2005, we have invested $1 million in this partnership and are accounting for this investment utilizing the equity method.

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

     Collaboration Agreements

     We have also entered into certain other collaboration agreements with third parties for the development of pain management products. Potential milestone payments pursuant to these contracts could total up to $61 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. If our third party partners are unable or unwilling to fund their portion of the collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future.

     Legal Proceedings

     While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at March 31, 2005.

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

     Pricing Litigation

     A number of cases, brought by local and state government entities, are pending that allege generally that EPI and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been or are in the process of being consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have now been transferred to MDL 1456: City of New York v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; and County of Westchester v. Abbott Laboratories, Inc., et al. One previously reported federal case is in the process of being transferred to MDL 1456: County of Onondaga v. Abbott Laboratories, Inc., et al. One previously reported case filed in state court was removed to federal court and is in the process of being transferred to MDL 1456: County of Erie v. Abbott Laboratories, Inc., et al. Twenty-two new federal cases naming EPI in addition to numerous other pharmaceutical companies have been filed and are in the process of being transferred to MDL 1456: County of Albany v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern Western District of New York; County of Allegany v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Broome v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Cattaraugus v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Cayuga v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Chautauqua v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Western District of New York; County of Chenango v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Northern District of New York; County of Fulton v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Genesee v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Greene v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Herkimer v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Monroe v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Oneida v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Rensselaer v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Saratoga v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of St. Lawrence v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Steuben v. Abbott Laboratories, Inc., et al., filed in May 2005 in the United States District Court for the Western District of New York; County of Tompkins v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Northern District of New York; County of Warren v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Washington v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Wayne v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Western District of New York; and County of Yates v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York. EPI also believes it will be named in the as yet not filed second amended complaint in County of Suffolk v. Abbott Laboratories, Inc., et al., which is currently pending in MDL 1456.

     There is also a similar case pending in a state court against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al. filed in January 2005 in the Circuit Court of Montgomery County, Alabama.

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

11. Earnings Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income available to common stockholders	$13,815	$41,174
Denominator:
For basic per share data — weighted average shares	131,871	131,779
Effect of dilutive stock options	958	941

For diluted per share data — weighted average shares	132,829	132,720
Basic earnings per share	$0.10	$0.31

Diluted earnings per share	$0.10	$0.31

During the first quarter of 2005, employees exercised stock options to acquire 60,690 shares of common stock at exercise prices ranging from $8.49 to $15.40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 3 of this Report.

Overview

     We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 70%, 69% and 73% of net sales for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005. On August 26, 1997, an affiliate of Kelso & Company and the then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc. The stock of Endo Pharmaceuticals Inc. is our only asset, and we have no other operations or business.

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

     On March 14, 2005, we announced that we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada (the “DURECT Sufentanil Agreement”). The sufentanil patch, which is in early-stage clinical development, employs DURECT’s proprietary TRANSDUR™ drug-adhesive matrix formulation and is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee, with additional payments of approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch.

     Also on March 14, 2005, we announced that we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment and could be required to make additional payments of approximately $13.0 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch.

     Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and upfront, milestone and certain other payments made or accrued pursuant to licensing agreements.

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

Goodwill and Other Intangibles

     Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2005, goodwill and other intangibles comprised approximately 31% of our total assets and 43% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

     We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. On January 1, 2005 and 2004, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

     The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from eleven to twenty years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the three months ended March 31, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

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

     Our goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$118,600	$123,600
Patents	3,200	3,200

	121,800	126,800
Less accumulated amortization	(11,498)	(9,542)

Other Intangibles, net	$110,302	$117,258

     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2004 is as follows (in thousands):

2005	$7,826
2006	7,826
2007	7,826
2008	7,826
2009	7,826

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

Compensation Related to Stock Options — Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

     All the stock options we have granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans have exercise prices equal to the market price of our stock on the date granted and, under accounting principles generally accepted in the United States, a measurement date occurs on the date of each grant. Consequently, we have not incurred charges upon the vesting or exercise of these options. In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

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

     The following table presents our net sales by product category for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Lidoderm®	$64,100	$65,356
Percocet®	27,419	30,744
Frova®	6,131	—
Other brands	2,821	4,350

Total brands	100,471	100,450
Total generics	37,283	53,039

Total net sales	$137,754	$153,489

     The following table presents our net sales as a percentage of total net sales for select products for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Lidoderm®	47%	43%
Percocet®	20	20
Frova®	4	—
Other brands	2	3

Total brands	73	66
Total generics	27	34

Total	100%	100%

     Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Net Sales. Net sales for the three months ended March 31, 2005 decreased to $137.8 million from $153.5 million in the comparable 2004 period. This decrease in primarily due to a decrease in net sales of our generic products. Net sales of our morphine sulfate extended release tablets and Endocet® both experienced additional generic competition which has decreased both our market share as well as the price of these generic products. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. In addition, during the first quarter of 2005, Lidoderm® net sales were essentially unchanged from the comparable period in 2004 due to certain of our customers reducing their inventory levels. The prescription demand for Lidoderm® remains strong, and, for the full year we expect net sales of Lidoderm® to be approximately $390 to $400 million. We expect total net sales for the full year of 2005 to be approximately $650 to $660 million.

     Gross Profit. Gross profit for the three months ended March 31, 2005 decreased by 10% to $108.2 million from $120.6 million in the comparable 2004 period. Gross profit margins stayed relatively constant at 79%. We expect gross profit margins to decrease in 2005 versus 2004 due to our product mix as well as competition with our products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 increased by 39% to $53.6 million from $38.7 million in the comparable 2004 period. This increase was primarily due to an increase in sales and promotional efforts in 2005 over the comparable 2004 period to support Lidoderm®, Frova® and DepoDurTM. In the three months ended March 31, 2005, we increased our specialty and community based sales forces from approximately 230 sales representatives to approximately 300 sales representatives. In addition, during the three months ended March 31, 2005, we have a hospital based sales force of approximately 70 sales representatives. During the three months ended March 31, 2004, we did not have a hospital based sales force. The increase is also due to the support provided to our new product pipeline in anticipation of product launches.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2005 increased to $30.7 million from $9.8 million in the comparable 2004 period. This increase is primarily related to $20 million expensed during the three months ended March 31, 2005 related to the upfront payments to license the topical ketoprofen patch and the transdermal sufentanil patch.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2005 increased to $3.6 million from $1.8 million in the comparable 2004 period primarily due to an increase in amortization expense as a result of new license rights acquired during 2004 and an increase in depreciation expense as a result of an increase in capital expenditures since March 31, 2004. We expect depreciation and amortization to continue to increase as we increase our capital expenditures for new office and laboratory space and automobiles for our newly hired sales representatives, and as we continue to acquire products and technologies.

     Loss on Disposal of Other Intangible. The loss on disposal of other intangible in the three months ended March 31, 2004 is due to the termination of our collaboration agreement with Lavipharm Laboratories Inc. and the resulting write-off of the unamortized portion of the upfront license fee of $0.8 million. The loss also includes a $3 million termination payment made by us to Lavipharm.

     Interest (Income) Expense, Net. Interest (income) expense, net for the three months ended March 31, 2005 was $1.9 million in interest income compared to $10,000 in interest expense in the comparable 2004 period. This change is substantially due to the increased interest income earned as a result of higher cash balances during the first quarter of 2005 and interest income earned on our note receivable from Vernalis.

     Income Tax. Income tax for the three months ended March 31, 2005 decreased to $8.3 million from $25.3 million in the comparable 2004 period. This decrease is due to the decrease in income before income tax for the three months ended March 31, 2005.

Liquidity and Capital Resources

     Our principal source of liquidity is cash generated from operations. Under our credit facility, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $29.6 million for the three months ended March 31, 2005 from $67.0 million for the three months ended March 31, 2004. This decrease is primarily due to a decrease in net sales and gross profit and an increase in operating expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $3.3 million for the three months ended March 31, 2005 from $12.4 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company paid $3.3 million for capital expenditures. During the three months ended March 31, 2004, the Company paid $7.3 million in license fees, a termination penalty of $3 million to Lavipharm and had capital expenditures of $2.3 million primarily related to our new research and development facility in Long Island, New York.

     Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities increased to $0.3 million for the three months ended March 31, 2005 from ($31,000) for the three months ended March 31, 2004. The increase is primarily due to the proceeds from the exercise of employee stock options pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan.

     Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we initially filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. As of March 31, 2005, we have not borrowed any amounts under our credit facility.

     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that currently holds a significant portion of our common stock, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC upon the occurrence of a liquidity event, which occurred on August 9, 2004 as described further below, the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2005, approximately 10.5 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2005, approximately $147 million), which is estimated to result in a tax benefit amount of approximately $57 million. Under the tax sharing agreement, we are required to pay this $57 million to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 10.5 million stock options already exercised as discussed above):

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

     In 2004, we paid $13.5 million to Endo Pharma LLC to satisfy the tax sharing obligations attributable to 2001, 2002 and 2003. Since 3.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on August 9, 2004, at a price of $17.46, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $22 million. In addition, since 2.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on November 29, 2004, at a price of $20.02, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $19 million. Fifty percent of the tax benefit amount attributable to these two 2004 offerings and any other Endo Pharma LLC stock option exercises in 2004 was due and was paid within 15 business days of the date we received an opinion on our audited 2004 financial statements from our independent registered public accounting firm and the remaining fifty percent of the tax benefit amount attributable to 2004 is due within 30 business days of the date on which we file our 2004 tax return with the Internal Revenue Service (which we estimate will occur in September 2005). As of March 31, 2005, approximately $43 million is payable to Endo Pharma LLC related to estimated tax sharing payments that we are obligated to pay which are attributable to 2004 and 2005. We paid $21.4 million to Endo Pharma LLC in April 2005 to satisfy 50% of the obligation related to 2004. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

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

     Settlement of Contingent Obligation. During the three months ended March 31, 2005, the Company reached a tentative agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was subsequently finalized on May 10, 2005, and the $2 million has been recorded in selling, general and administrative expenses for the three months ended March 31, 2005. It is anticipated that Endo Pharma LLC will make these payments totaling $2 million on behalf of the Company, and it will be treated as a capital contribution by Endo Pharma LLC once payments are made.

     Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the three months ended March 31, 2005 follows:

DURECT Corporation

     On March 14, 2005, we announced that we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada (the “DURECT Sufentanil Agreement”). The sufentanil patch, which is in early-stage clinical development, employs DURECT’s proprietary TRANSDUR™ drug-adhesive matrix formulation and is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee that has been expensed in the first quarter of 2005 as research and development, with additional payments of approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch. In addition, the DURECT Sufentanil Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT Sufentanil Agreement will continue in effect until terminated. The DURECT Sufentanil Agreement provides each party with specified termination rights, including the right of each party to terminate the DURECT Sufentanil Agreement upon material breach of the DURECT Sufentanil Agreement by the other party and the right of Endo to terminate the DURECT Sufentanil Agreement at any time without cause subject to a specified notice period.

ProEthic Pharmaceuticals, Inc.

     On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment that has expensed in the first quarter of 2005 as research and development, and could be required to make additional payments of approximately $13.0 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

SkyePharma, Inc.

     In December 2002, we entered into a Development and Marketing Strategic Alliance Agreement with SkyePharma, Inc. and SkyePharma Canada, Inc. relating to two of SkyePharma’s patented development products, DepoDur™, previously referred to as DepoMorphine™, and Propofol IDD-D™ (collectively, the “Skye Products”). Under the terms of the agreement, Endo received an exclusive license to the U.S. and Canadian marketing and distribution rights for the Skye Products, with options for certain other SkyePharma development products. In return, Endo made a $25 million upfront payment to SkyePharma, which we capitalized as an intangible asset representing the fair value of the exclusive license of these distribution and marketing rights. We were amortizing this intangible asset over its useful life of 17 years.

     During the three months ended March 31, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable has been recorded as a reduction to our recorded intangible asset and the intangible asset is now being amortized over its remaining useful life of 15 years.

     Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and upfront, milestone and certain other payments made or accrued pursuant to licensing agreements. Further, a substantial portion of our net sales are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.

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

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004), (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

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

     As of March 31, 2005 and 2004, we have no assets or liabilities that have significant interest rate sensitivity.

     At March 31, 2005, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $5.6 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at March 31, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $1.4 million, $2.2 million and $2.8 million, respectively.

     We do not believe that inflation has had a significant impact on our revenues or operations.

Item 4. Controls and Procedures.

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

     Internal Control Over Financial Reporting

     In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Pricing Litigation

     A number of cases, brought by local and state government entities, are pending that allege generally that EPI and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been or are in the process of being consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have now been transferred to MDL 1456: City of New York v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; and County of Westchester v. Abbott Laboratories, Inc., et al. One previously reported federal case is in the process of being transferred to MDL 1456: County of Onondaga v. Abbott Laboratories, Inc., et al. One previously reported case filed in state court was removed to federal court and is in the process of being transferred to MDL 1456: County of Erie v. Abbott Laboratories, Inc., et al. Twenty-two new federal cases naming EPI in addition to numerous other pharmaceutical companies have been filed and are in the process of being transferred to MDL 1456: County of Albany v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern Western District of New York; County of Allegany v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Broome v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Cattaraugus v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States

District Court for the Western District of New York; County of Cayuga v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Chautauqua v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Western District of New York; County of Chenango v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Northern District of New York; County of Fulton v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Genesee v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Greene v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Herkimer v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Monroe v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York; County of Oneida v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Rensselaer v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Saratoga v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of St. Lawrence v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Steuben v. Abbott Laboratories, Inc., et al., filed in May 2005 in the United States District Court for the Western District of New York; County of Tompkins v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Northern District of New York; County of Warren v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Washington v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Northern District of New York; County of Wayne v. Abbott Laboratories, Inc., et al., filed in March 2005 in the United States District Court for the Western District of New York; and County of Yates v. Abbott Laboratories, Inc., et al., filed in April 2005 in the United States District Court for the Western District of New York. EPI also believes it will be named in the as yet not filed second amended complaint in County of Suffolk v. Abbott Laboratories, Inc., et al., which is currently pending in MDL 1456.

     There is also a similar case pending in a state court against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al. filed in January 2005 in the Circuit Court of Montgomery County, Alabama.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

     (b) Reports on Form 8-K.

     We filed the following Form 8-Ks in the quarter ended March 31, 2005:

Dates	Items
January 24, 2005	1.01 and 9.01
February 18, 2005	1.01 and 9.01
March 11, 2005	5.02 and 9.01

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
(Registrant)
/s/ Carol A. Ammon

Name: Carol A. Ammon
Title: Chairman and Chief Executive Officer
/s/ Jeffrey R. Black

Name: Jeffrey R. Black
Title: Executive Vice President and Chief Financial Officer

Date: May 10, 2005

Exhibit Index

Exhibit No	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.3	[Intentionally Omitted.]

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	[Intentionally Omitted.]

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

Exhibit No	Title
10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	Amendment No.1, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.9	Amendment No.2, dated as of July 13, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002)

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of

Exhibit No	Title
the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

10.27.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27.1 of the Current Report on Form 8-K dated January 24, 2005)

10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

10.28.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28.1 of the Current Report on Form 8-K dated January 24, 2005)

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.29.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29.1 of the Current Report on Form 8-K dated January 24, 2005)

10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.35.1	Letter Agreement, dated as of January 21, 2005, by and between Registrant and Caroline B. Manogue (formerly Berry)

Exhibit No	Title
(incorporated herein by reference to Exhibit 10.35.1 of the Current Report on Form 8-K dated January 24, 2005)

10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.36.1	Letter Agreement, dated as of January 21, 2005, by and between Registrant and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36.1 of the Current Report on Form 8-K dated January 24, 2005)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.40	[Intentionally Omitted.]

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis

Exhibit No	Title
Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the Chairman and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chairman and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002