Form 10-Q
period 2005-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2005-08-08
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___TO ___.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock, $.01 par value: 132,205,701 shares as of July 31, 2005.

ENDO PHARMACEUTICALS HOLDINGS INC.

Forward-Looking Statements
     We have made “forward-looking statements” in this document within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this Report include, among others:
•	Our growth and development will depend on our ability to successfully develop, commercialize and market new products, including both our own products and those developed with our collaboration partners. If we do not do so successfully, our growth and development will be impaired.

•	Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain. Before obtaining regulatory approvals for the sale of any of our products, other than generic products, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large-scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals.

•	We face intense competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets. Competitive factors include: (i) the development of new products by our competitors that make our products or technologies uncompetitive or obsolete, (ii) competition with our branded products by generic versions that are generally significantly cheaper than the branded version, and, where available, may be required or encouraged in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies for branded versions by law, and (iii) competition to acquire intellectual property assets that we require to continue to develop and broaden our product range.

•	We are required to make significant cash payments to Endo Pharma LLC pursuant to a tax sharing agreement under which we have been and may be required to pay Endo Pharma LLC the amount of tax benefits usable by us as a result of the exercise of certain stock options into shares of our common stock held by Endo Pharma LLC.

•	Once approved by FDA, there is no guarantee that the market will accept our future products, and this may have an adverse effect on our profitability and cash flows.

•	The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business. The federal, state and local governmental authorities in the United States, the principal one of which is the FDA, impose substantial requirements on the development, manufacture, labeling, sale, distribution, marketing, advertising, promotion and introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. NDA approvals, if granted, may not include all uses for which we may seek to market a product. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements in this regard can result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. The effect of government regulation may be to delay marketing of our new products for a considerable period of time, to impose costly procedures upon our activities and to furnish a competitive advantage to larger companies that compete with us. We cannot assure you that the FDA or other regulatory agencies will approve any products developed or in-licensed by us on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

•	Most of our net sales come from a small number of products. Net sales of Lidoderm®, Endocet®, Percocet® and generic morphine sulfate accounted for 50%, 19%, 14% and 10% of our net sales for the year ended December 31, 2004, respectively. In addition, during the three months ended June 30, 2005 we launched our generic extended-release oxycodone product which accounted for 15% of our net sales. If we were unable to continue to market any of these products, if any of them lost market share, for example, as the result of the entry of new competitors, or if the prices of any of these products declined significantly, our net sales, profitability and cash flows would be materially adversely affected.

•	We are dependent on outside manufacturers for the manufacture of our products. Third-party manufacturers currently manufacture all of our products pursuant to contractual arrangements. Accordingly, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third-party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse impact on our business, profitability and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, and their counterpart agencies at the state level, could slow down or curtail operations of third-party manufacturers. Certain of our manufacturers currently constitute the sole source of one or more of our products. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers.

•	We are dependent on third parties to supply all raw materials used in our products and to provide many services for the core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

•	Most of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development and implementation of risk management programs, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.

•	We are exposed to product liability claims or product recalls and the possibility that we may not be able to obtain or maintain insurance adequate to cover these potential liabilities. Our business exposes us to potential liability risks that arise from the testing, manufacturing, marketing and sale of our products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Product liability is a significant commercial risk for us. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for us to recall products that do not meet approved specifications, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of revenue.

•	Our ability to protect our proprietary technology, which is vital to our business, is uncertain. Our success, competitive position and amount of potential future income will depend in part on our ability to obtain patent protection relating to the technologies, processes and products we are currently developing and that we may develop in the future.

•	If the efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products are successful, our sales may suffer. Pharmaceutical companies that produce patented brand products are increasingly employing a range of legal and regulatory strategies to delay the introduction of competing generics and certain other products to which we do not have a right of reference to all necessary preclinical and clinical data. Opposing such measures can be costly and time-consuming and result in delays in the introduction of our products.

•	The success of our acquisition and licensing strategy is subject to uncertainty and any completed acquisitions or licenses may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing. We regularly evaluate selective acquisitions and licenses and look to continue to enrich our product line by acquiring or licensing rights to additional products and compounds. Such acquisitions or licenses may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete

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

•	The DEA limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Pursuant to recent legislation, the DEA may not establish procurement quota following FDA approval of an NDA or ANDA for a controlled substance until after DEA reviews and provides public comment on the labeling, promotion, risk management plan and other documents associated with such product. No assurance can be given that the DEA review of such materials may not result in delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay by the DEA in establishing our procurement quota for controlled substances could delay our clinical trials, product launches or could cause trade inventory disruptions for those products that have already been launched.

•	The availability of third-party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided. Our ability to commercialize our products depends in part on the extent to which reimbursement for the costs of these products is available from government health administration authorities, private health insurers and others. We cannot assure you that third-party insurance coverage will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government, private insurers and other third-party payers are increasingly attempting to contain health care costs by (1) limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA, (2) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval and (3) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products.

•	The outcome of any litigation is uncertain, including claims asserting violations of the Federal False Claims Act, Anti-Kickback Statute or other violations in connection with Medicare and/or Medicaid; and

•	We are dependent on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales. We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply our products to pharmacies, hospitals, governmental agencies and physicians. Three distributors and one pharmacy chain individually accounted for 29%, 18%, 18% and 9% respectively, of net sales in 2004, 26%, 26%, 19% and 11% respectively, of net sales in 2003, and 24%, 24%, 23% and 11% respectively, of net sales in 2002. If we were to lose the business of any of these customers, or if any were to experience difficulty in paying us on a timely basis, our net sales, profitability and cash flows could be materially and adversely affected.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDO PHARMACEUTICALS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276,336	$278,034
Accounts receivable, net	230,131	139,039
Inventories	70,742	71,415
Prepaid expenses and other current assets	9,853	11,867
Deferred income taxes	85,925	67,222

Total current assets	672,987	567,577

PROPERTY AND EQUIPMENT, Net	33,437	28,875
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	108,346	117,258
NOTE RECEIVABLE	46,940	45,047
OTHER ASSETS	10,293	7,655

TOTAL ASSETS	$1,053,082	$947,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,577	$83,259
Accrued expenses	155,296	145,214
Accrued tax sharing payments due to Endo Pharma LLC	22,170	42,939
Income taxes payable	26,182	1,836

Total current liabilities	291,225	273,248

DEFERRED INCOME TAXES	18,816	1,664
OTHER LIABILITIES	19,518	16,629
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued Common Stock, $0.01 par value; 175,000,000 shares authorized; 132,148,122 and 131,856,014 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,321	1,319
Additional paid-in capital	638,911	635,915
Retained earnings	81,558	18,697
Accumulated other comprehensive income	1,733	19

Total stockholders’ equity	723,523	655,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,082	$947,491

See notes to condensed consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$196,380	$143,968	$334,134	$297,457
COST OF SALES	42,258	28,915	71,843	61,788

GROSS PROFIT	154,122	115,053	262,291	235,669
COSTS AND EXPENSES:
Selling, general and administrative	56,081	43,017	109,675	81,759
Research and development	17,224	19,245	47,972	29,001
Depreciation and amortization	3,698	2,262	7,294	4,089
Loss on disposal of other intangible, including license termination fee of $3,000	—	—	—	3,800

OPERATING INCOME	77,119	50,529	97,350	117,020

INTEREST INCOME, Net of interest expense of $485, $235, $959 and $450, respectively	2,109	228	3,968	218

INCOME BEFORE INCOME TAX	79,228	50,757	101,318	117,238
INCOME TAX	30,182	19,209	38,457	44,516

NET INCOME	$49,046	$31,548	$62,861	$72,722

NET INCOME PER SHARE:
Basic	$0.37	$0.24	$0.48	$0.55
Diluted	$0.37	$0.24	$0.47	$0.55
WEIGHTED AVERAGE SHARES:
Basic	131,973	131,792	131,922	131,786
Diluted	132,929	132,789	132,879	132,759
See notes to condensed consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$62,861	$72,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,294	4,089
Accretion of interest on note receivable	(620)	—
Deferred income taxes	(4,916)	7,621
Tax benefits of stock options exercised	2,303	1,092
Amortization of deferred financing costs	192	200
Loss on disposal of other intangible	—	3,800
Loss (gain) on disposal of property and equipment	186	(21)
Selling, general and administrative expenses paid or to be paid by Endo Pharma LLC	2,000	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(86,092)	(38,153)
Inventories	673	(48,514)
Note receivable	(1,273)	—
Other assets	1,960	2,259
Accounts payable	4,318	3,874
Accrued expenses	9,199	17,935
Income taxes payable	24,346	(11,756)
Other liabilities	275	—

Net cash provided by operating activities	22,706	15,148

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,770)	(2,638)
Proceeds from the sale of property and equipment	1	220
Payment of license termination fee	—	(3,000)
Acquisitions of license rights	—	(7,250)

Net cash used in investing activities	(4,769)	(12,668)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(1,064)	(598)
Tax sharing payments to Endo Pharma LLC	(21,422)	—
Exercise of Endo Pharmaceutical Holdings Inc. Stock Options	2,851	232

Net cash used in financing activities	(19,635)	(366)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,698)	2,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	278,034	229,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$276,336	$231,687

SUPPLEMENTAL INFORMATION:
Interest paid	$193	$201
Income taxes paid	$16,801	$46,707
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Purchase of property and equipment financed by capital leases	$3,469	$2,973
See notes to condensed consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of our operations and our cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.
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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.
3. INVENTORIES
     Inventories are comprised of the following at June 30, 2005 and December 31, 2004, respectively (in thousands):

	June 30,	December 31,
	2005	2004
Raw Materials	$11,891	$14,936
Work-in-Process	11,170	16,294
Finished Goods	47,681	40,185

Total	$70,742	$71,415

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
ProEthic Pharmaceuticals, Inc.
     On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we paid a $10 million upfront fee that has been expensed as research and development in the first quarter of 2005, and we could be required to make additional payments of approximately $13.0 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

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
     During the six months ended June 30, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable has been recorded as a reduction to our recorded intangible asset and the intangible asset is now being amortized over its remaining useful life of 15 years.
Vernalis Development Limited
     On July 1, 2005, we entered into a co-promotion Agreement with Vernalis. The co-promotion agreement is related to that certain license agreement that we entered into on July 14, 2004 with Vernalis, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States. Vernalis has exercised its co-promotion option, and the co-promotion agreement sets forth the detailed terms and conditions governing such co-promotion and amends, restates and supersedes certain sections of the license agreement. Under the terms of the co-promotion agreement, we will reimburse Vernalis for certain defined costs of their sales personnel beginning in January 2006.
5. GOODWILL AND OTHER INTANGIBLES
     Our goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$118,600	$123,600
Patents	3,200	3,200

	121,800	126,800
Less accumulated amortization	(13,454)	(9,542)

Other Intangibles, net	$108,346	$117,258

     Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2005, goodwill and other intangibles comprised approximately 27% of our total assets and 40% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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
     The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from eleven to twenty years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the six months ended June 30, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.
     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2004 is as follows (in thousands):

2005	$7,826
2006	7,826
2007	7,826
2008	7,826
2009	7,826
6. NOTE RECEIVABLE
     In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. The loan is secured against the revenues receivable by Vernalis under the license agreement. At our election, we are able to offset $20 million of the $40 million MRM approval milestone and 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. In January and July 2005, Vernalis elected to defer payment of the semi-annual interest amounts otherwise due January 31 and July 31, 2005 totaling approximately $2.4 million.

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
7. COMPREHENSIVE INCOME
     Comprehensive income includes the following components for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$49,046	$31,548	$62,861	$72,722
Other comprehensive income:
Unrealized gains on securities, net of tax	1,373	66	1,714	909

Total comprehensive income	$50,419	$31,614	$64,575	$73,631

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

     The Class C Endo Pharma LLC stock options (all of which are vested) become exercisable at the earlier of an exit event, as defined, or January 1, 2006. If the Class C stock options are not exercised by January 1, 2006, they would terminate. Although the Company has considered extending the term of the Class C stock options, following enactment of the 2004 Jobs Creation Act, an extension of the term of the stock options would result in adverse tax consequences for the option holders. As a result, the Company and Endo Pharma LLC are reviewing several alternatives which would allow approximately 22 million Class C stock options to be exercised before their expiration on January 1, 2006. Holders of stock options granted under the Endo Pharma LLC Stock Option Plans and shares of Company common stock received by such holders upon exercise of the options are bound by transfer restrictions pursuant to stockholders agreements. These transfer restrictions may be waived by Endo Pharma LLC at any time. The Company expects that Endo Pharma LLC will waive the transfer restrictions on a portion of the shares of Company common stock received by exercising option holders from Endo Pharma LLC at the time of exercise and that holders may sell a portion of the shares they receive upon exercise in an amount sufficient to satisfy such holders’ related tax and exercise price obligations. Alternatively, a portion of the shares of Company common stock to be received by option holders from Endo Pharma LLC upon exercise may be withheld to satisfy such holders’ related tax and exercise price obligations, and the Company’s tax withholding obligations in connection with such exercise, with the Company being required to satisfy such obligations in cash. The exercise of the Class C stock options is expected to generate a significant tax deduction for the Company and create a significant tax sharing payment obligation to Endo Pharma LLC pursuant to the tax sharing agreement. Upon exercise, option holders will receive shares of Company common stock currently owned by Endo Pharma LLC. Accordingly, no shares of Company common stock will be issued upon exercise of the Class C stock options.
Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans
     On August 11, 2000, we established the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. As of December 31, 2004, only stock options have been awarded under both plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute our public stockholders. During the three and six months ended June 30, 2005, 259,966 and 325,795 stock options were granted pursuant to these plans, respectively.
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
     Pro-forma information regarding net income and earnings per share, as presented below, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. We estimated the fair value of our stock options, as of the respective date of grant, using a Black-Scholes option-pricing model. The following weighted average assumptions were used for such estimates: no dividend yield; expected volatility of 58% in 2005 and 70% in 2004; risk-free interest rate of 3.7% and 3.2% for 2005 and 2004, respectively; and a weighted average expected life of the options of 5 years. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net income and net income per share would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$49,046	$31,548	$62,861	$72,722
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,872)	(1,075)	(3,572)	(2,513)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	719	409	1,356	957

Pro forma net income	$47,893	$30,882	$60,645	$71,166

Basic earnings per share, as reported	$0.37	$0.24	$0.48	$0.55
Basic earnings per share, pro forma	$0.36	$0.23	$0.46	$0.54
Diluted earnings per share, as reported	$0.37	$0.24	$0.47	$0.55
Diluted earnings per share, pro forma	$0.36	$0.23	$0.46	$0.54
Weighted average shares outstanding
Basic	131,973	131,792	131,922	131,786
Diluted	132,929	132,789	132,879	132,759
9. RELATED PARTY TRANSACTIONS
     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that currently holds a significant portion of our common stock, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2005, approximately 10.6 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2005, approximately $149 million), which is estimated to result in a tax benefit amount of approximately $57 million. Under the tax sharing agreement, we are required to pay this $57 million to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.
     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 10.6 million stock options already exercised as discussed above):
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

     On April 30, 2004, the tax sharing agreement was amended to provide for a specific schedule upon which payments currently contemplated by the tax sharing agreement would be made. The amended tax sharing agreement provides that the amount of the tax benefits usable by us in each such year will be paid to Endo Pharma LLC in two installments: (i) 50% of the estimated amount shall be paid within 15 business days of our receipt from our independent registered public accounting firm of an opinion on our final audited financial statements, and (ii) the remaining amount shall be paid within 30 business days of the filing of our federal income tax return.
     In 2004, we paid $13.5 million to Endo Pharma LLC to satisfy the tax sharing obligations attributable to 2001, 2002 and 2003. Since 3.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on August 9, 2004, at a price of $17.46, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $22 million. In addition, since 2.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on November 29, 2004, at a price of $20.02, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $19 million. Fifty percent of the tax benefit amount attributable to these two 2004 offerings and other Endo Pharma LLC stock option exercises in 2004, aggregating $21.4 million, was due and was paid within 15 business days of the date we received an opinion on our audited 2004 financial statements from our independent registered public accounting firm and the remaining fifty percent of the tax benefit amount attributable to 2004 is due within 30 business days of the date on which we file our 2004 tax return with the Internal Revenue Service (which we estimate will occur in September 2005). As of June 30, 2005, approximately $22.2 million is payable to Endo Pharma LLC related to estimated tax sharing payments that we are obligated to pay which are attributable to 2004 and 2005. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.
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
     The Class C Endo Pharma LLC stock options (all of which are vested) become exercisable at the earlier of an exit event, as defined, or January 1, 2006. If the Class C stock options are not exercised by January 1, 2006, they would terminate. Although the Company has considered extending the term of the Class C stock options, following enactment of the 2004 Jobs Creation Act, an extension of the term of the stock options would result in adverse tax consequences for the option holders. As a result, the Company and Endo Pharma LLC are reviewing several alternatives which would allow approximately 22 million Class C stock options to be exercised before their expiration on January 1, 2006. Holders of stock options granted under the Endo Pharma LLC Stock Option

Plans and shares of Company common stock received by such holders upon exercise of the options are bound by transfer restrictions pursuant to stockholders agreements. These transfer restrictions may be waived by Endo Pharma LLC at any time. The Company expects that Endo Pharma LLC will waive the transfer restrictions on a portion of the shares of Company common stock received by exercising option holders from Endo Pharma LLC at the time of exercise and that holders may sell a portion of the shares they receive upon exercise in an amount sufficient to satisfy such holders’ related tax and exercise price obligations. Alternatively, a portion of the shares of Company common stock to be received by option holders from Endo Pharma LLC upon exercise may be withheld to satisfy such holders’ related tax and exercise price obligations, and the Company’s tax withholding obligations in connection with such exercise, with the Company being required to satisfy such obligations in cash. The exercise of the Class C stock options is expected to generate a significant tax deduction for the Company and create a significant tax sharing payment obligation to Endo Pharma LLC pursuant to the tax sharing agreement. Upon exercise, option holders will receive shares of Company common stock currently owned by Endo Pharma LLC. Accordingly, no shares of Company common stock will be issued upon exercise of the Class C stock options.
     Settlement of Contingent Obligation. During the six months ended June 30, 2005, the Company reached a tentative agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized on May 10, 2005, and the $2 million has been recorded in selling, general and administrative expenses during the six months ended June 30, 2005. It is anticipated that Endo Pharma LLC will make these payments totaling $2 million on behalf of the Company, and they will be treated as a capital contribution by Endo Pharma LLC once payments are made. Endo Pharma LLC made a payment of $800,000, pursuant to the settlement agreement, on behalf of the Company in May 2005 and this payment has been treated as a capital contribution in the accompanying financial statements. The remaining obligation pursuant to this agreement is $1.2 million as of June 30, 2005.
10. COMMITMENTS AND CONTINGENCIES
License Agreements, Milestones and Royalties
     Hind Healthcare Inc.
     Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended June 30, 2005 and 2004, we accrued $11.1 million and $6.5 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. During the six months ended June 30, 2005 and 2004, we accrued $18.2 million and $13.8 million for these royalties to Hind, respectively.
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

     DURECT Corporation
     Once a specified clinical trial of CHRONOGESIC™ is started or beginning on January 1, 2006 (whichever is earlier), unless the agreement is earlier terminated, Endo will be obligated to fund 50% of the ongoing development costs of CHRONOGESIC™. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. With respect to termination rights, this agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT $10.0 million.
     On March 14, 2005, we announced that we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada (the “DURECT Sufentanil Agreement”). The sufentanil patch, which is in early-stage clinical development, employs DURECT’s proprietary TRANSDUR™ drug-adhesive matrix formulation and is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee, which was expensed as research and development in the first quarter of 2005, with additional payments of approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch. In addition, the DURECT Sufentanil Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT Sufentanil Agreement will continue in effect until terminated. The DURECT Sufentanil Agreement provides each party with specified termination rights, including the right of each party to terminate the DURECT Sufentanil Agreement upon material breach of the DURECT Sufentanil Agreement by the other party and the right of Endo to terminate the DURECT Sufentanil Agreement at any time without cause subject to a specified notice period.
     SkyePharma, Inc.
     Under the terms of our agreement with SkyePharma, we are required to pay to SkyePharma a share of each product’s sales revenue, which share may increase from 20% initially, to a maximum of 60%, of net sales as the products’ combined sales achieve certain thresholds. In addition, future milestone payments may be due SkyePharma as follows (in thousands):

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

     Noven Pharmaceuticals, Inc.
     Under the terms of our license agreement with Noven, upon our first commercial sale of the fentanyl patch, Noven is entitled to receive an additional payment ranging from $5.0 million to $10.0 million, depending on the timing of launch and the number of generic competitors on the market. The profit on the product will be shared. This license agreement also establishes an ongoing collaboration between the two companies to identify and develop additional new transdermal therapies. As part of this effort, Noven will undertake feasibility studies to determine whether certain compounds identified by the parties can be delivered through Noven’s transdermal patch technology. Endo is expected to fund and manage clinical development of those compounds proceeding into clinical trials. Additionally, we are bearing a portion of the risk of loss related to inventory costs associated with the fentanyl patch that have been incurred by us and by Noven. If final regulatory approval of the product is denied or delayed, our risk of loss is approximately $5 million. No amounts have been expensed as of June 30, 2005 related to our risk of loss based upon our judgment of probable future commercial use.
     On July 14, 2005, the FDA issued a public advisory that it is investigating reports of death and other serious side effects from overdoses involving both the branded and generic fentanyl patches, and we are aware that the FDA is considering such safety issues in their review of pending fentanyl patch ANDAs. The FDA has indicated that it will provide public updates as new information regarding the investigation becomes available. We are unable to predict the outcome or impact of this investigation. It could, however, materially and adversely affect the market for all fentanyl patch products, and could delay or prevent approval of pending ANDAs for fentanyl, including our pending application.
     EpiCept Corp.
     Our license agreement with EpiCept provides for Endo to pay EpiCept milestones as well as royalties on the net sales of EpiCept’s LidoPAIN® BP product. EpiCept has also retained an option to co-promote the LidoPAIN® BP product. Under this agreement, Endo also received an exclusive, worldwide license to certain patents of EpiCept Corp. Milestone payments made by Endo under this agreement, including regulatory milestones and sales thresholds, could total up to $82.5 million.
     Vernalis Development Limited
     Under the terms of our license agreement with Vernalis, we will make anniversary payments for the first two years of $15 million in 2005 and 2006, and a $40 million milestone payment upon FDA approval for the menstrually related migraine indication. In addition, Vernalis will receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova®.
     Orexo AB
     Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application. The agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the expiration of any market exclusivity right. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $1.5 million.

     ProEthic Pharmaceuticals, Inc.
     On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Two Phase III placebo-controlled studies in soft-tissue injury and ankle sprains have been completed in Europe by ProEthic’s European partner APR Applied Pharma Research AG, with statistically significant results. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment, which was expensed as research and development in the first quarter of 2005, and we could be required to make additional payments of approximately $13.0 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.
     Life Sciences Opportunities Fund (Institutional) II, L.P.
     On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. As of June 30, 2005, we have invested $1 million in this partnership and are accounting for this investment utilizing the equity method. In July 2005, the partnership made a capital call of approximately $1.7 million, which we invested in the third quarter of 2005.
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

     Legal Proceedings
     While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at June 30, 2005.
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
     The trial of the patent claims in all three of the suits against us and EPI concluded on June 23, 2003. On January 5, 2004, the district court issued an opinion and order holding that, while Endo infringes the three Purdue patents, the patents are unenforceable due to inequitable conduct. The district court, therefore, dismissed the patent claims against us and EPI, declared the patents invalid, and enjoined Purdue from further enforcement of the patents. Purdue filed an appeal, as well as motions to expedite the appeal and to stay the injunction against enforcement of the patents until the appeal is resolved. Both motions were denied on March 18, 2004. In turn, we have cross-appealed the district court’s infringement ruling. Briefing on the appeal and cross-appeal concluded in July 2004. By an earlier order, the judge bifurcated the antitrust counterclaims for a separate and subsequent trial. On November 3, 2004, the oral arguments relating to the appeal of this case were heard by the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., at which hearing both sides presented their arguments before a three-judge panel. On June 7, 2005, we announced that the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., had affirmed the Opinion and Order issued in Endo’s favor by the U.S. District Court for the Southern District of New York on January 5, 2004. This affirmance by the Federal Circuit Court dismisses the claims that Endo’s oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, a bioequivalent version of Purdue Frederick’s OxyContin®, infringe Purdue’s U.S. Patent Nos. 5,549,912, 5,508,042 and 5,656,295, and permanently enjoins Purdue from enforcing these patents. On June 21, 2005, Purdue filed a petition with the Federal Circuit seeking rehearing of the case by the panel that issued the June 7, 2005 decision, or alternatively by the entire court. On July 22, 2005, the Federal Circuit Court of Appeals requested that Endo submit a response brief as part of its review process of Purdue’s petition for rehearing and rehearing en banc. Endo submitted this response on August 1, 2005. The Company remains confident that the prior decision of the Federal Circuit Court will remain in effect and intends to continue to pursue its antitrust claims against Purdue.
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
     Pricing Litigation
     A number of cases, brought by local and state government entities, are pending that allege generally that EPI and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been or are in the process of being consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have been consolidated into one consolidated complaint in MDL 1456: City of New York v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Fulton v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Onondaga v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Westchester v. Abbott Laboratories, Inc., et al; and County of Yates v. Abbott Laboratories, Inc., et al. Four previously unreported federal cases have been filed against EPI and numerous other pharmaceutical companies and have been consolidated with the cases listed above in the consolidated complaint in MDL 1456. Those cases are: County of Jefferson v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Northern District of New York; County of Madison v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Northern District of New York; County of Niagra v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Western District of New York; and County of Putnam v. Abbott Laboratories, Inc., et al., filed in May 2005 in the United States District Court for the Southern District of New York. Nine new federal cases naming EPI in addition to numerous other pharmaceutical companies have been filed under seal. These cases will likely be transferred to MDL 1456 and consolidated into the consolidated complaint in MDL 1456 with the other cases listed above. The nine new cases are: County of Columbia v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Cortland v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Dutchess v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Southern District of New York; County of Essex v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Lewis v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Ontario v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; County of Orleans v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; County of Schuyler v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; and County of Seneca v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York. One previously reported case filed in state court and removed to federal court is in the process of being transferred to MDL 1456: County of Erie v. Abbott Laboratories, Inc., et al.

     There is also a similar case pending in federal court in Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al., filed in January 2005 in the Circuit Court of Montgomery County, Alabama and removed to the United States District Court for the Middle District of Alabama on July 13, 2005. This case is in the process of being transferred to MDL 1456.
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
11. Earnings Per Share
     The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income available to common stockholders	$49,046	$31,548	$62,861	$72,722
Denominator:
For basic per share data — weighted average shares	131,973	131,792	131,922	131,786
Effect of dilutive stock options	956	997	957	973

For diluted per share data — weighted average shares	132,929	132,789	132,879	132,759
Basic earnings per share	$0.37	$0.24	$0.48	$0.55

Diluted earnings per share	$0.37	$0.24	$0.47	$0.55

     During the three and six months ended June 30, 2005, employees exercised stock options to acquire 231,418 and 292,108 shares of common stock at exercise prices ranging from $6.88 to $15.00 and $6.88 to $15.40, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 3 of this Report.
Overview
     We, through our wholly owned subsidiary, Endo Pharmaceuticals Inc., are engaged in the research, development, sales and marketing of branded and generic prescription pharmaceuticals used primarily for the treatment and management of pain. Branded products comprised approximately 70%, 69% and 72% of net sales for the years ended December 31, 2003 and 2004 and the six months ended June 30, 2005. On August 26, 1997, an affiliate of Kelso & Company and the then members of management entered into an asset purchase agreement with the then DuPont Merck Pharmaceutical Company to acquire certain branded and generic pharmaceutical products and exclusive worldwide rights to a number of new chemical entities in the DuPont research and development pipeline from DuPont Merck through the newly-formed Endo Pharmaceuticals Inc. The stock of Endo Pharmaceuticals Inc. is our only asset, and we have no other operations or business.
     On March 9, 2005, we announced that Peter A. Lankau, the then current president and chief operating officer of Endo, had been appointed president and chief executive officer by our Board of Directors, effective May 20, 2005, the day following the Annual Meeting of Endo Stockholders. Carol A. Ammon, Endo’s former chief executive officer, will continue to serve Endo as Chairman of the Board of Directors. In addition, Endo’s Board of Directors had appointed Lankau to the Endo Board of Directors, effective March 9, 2005. This appointment expanded the number of directors to 11.

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
     On June 7, 2005, we announced that the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., had affirmed the Opinion and Order issued in Endo’s favor by the U.S. District Court for the Southern District of New York on January 5, 2004. This affirmance by the Federal Circuit Court dismissed the claims that Endo’s oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, a bioequivalent version of Purdue Frederick’s OxyContin®, infringe Purdue’s U.S. Patent Nos. 5,549,912, 5,508,042 and 5,656,295, and permanently enjoins Purdue from enforcing these patents. On June 21, 2005, Purdue filed a petition with the Federal Circuit seeking rehearing of the case by the panel that issued the June 7, 2005 decision, or alternatively by the entire court. On July 22, 2005, the Federal Circuit Court of Appeals requested that Endo submit a response brief as part of its review process of Purdue’s petition for rehearing and rehearing en banc. Endo submitted this response on August 1, 2005. The Company remains confident that the prior decision of the Federal Circuit Court will remain in effect and intends to continue to pursue its antitrust claims against Purdue. The U.S. Food and Drug Administration had previously granted final approval of our abbreviated new drug application (ANDA) for all four strengths of the product in 2004. Our oxycodone extended-release tablets are AB-rated bioequivalent versions of OxyContin®, a product of The Purdue Frederick Company that is indicated for the management of moderate-to-severe pain when a continuous, around-the-clock analgesic is needed for an extended period of time. All OxyContin® strengths, as well as generics of the 80 mg strength, had combined 2004 U.S. sales of approximately $2 billion. We launched all four strengths of the product on June 7, 2005 and had net sales of $29.2 million for the three months ended June 30, 2005. The launch of this product will materially impact our future results.
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

Sales Deductions
     When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, royalties and returns and losses. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. The provision for chargebacks is one of the most significant and the most complex estimate used in the recognition of our revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, estimated wholesaler inventory levels and estimated future trends. We also establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. We estimate an accrual for Medicaid rebates as a reduction of revenue at the time product sales are recorded. The Medicaid rebate reserve is estimated based upon the historical payment experience, historical relationship to revenues and estimated future trends. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience. Royalties represent amounts accrued pursuant to the license agreement with Hind Healthcare Inc. (Hind). Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Royalties are paid to Hind at a rate of 10% of net sales of Lidoderm®. Our return policy allows customers to receive credit for expired products within three to six months prior to expiration and within one year after expiration. We estimate the provision for product returns based upon the historical experience of returns for each product, historical relationship to revenues, estimated future trends, estimated customer inventory levels and other competitive factors. We continually monitor the factors that influence each type of sales deduction and make adjustments as necessary.
Inventories
     Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Inventories also include costs associated with certain products prior to regulatory approval based on management’s judgment of probable future commercial use and net realizable value.
Goodwill and Other Intangibles
     Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2005, goodwill and other intangibles comprised approximately 27% of our total assets and 40% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.
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

     The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from eleven to twenty years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the six months ended June 30, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.
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
     Our goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$118,600	$123,600
Patents	3,200	3,200

	121,800	126,800
Less accumulated amortization	(13,454)	(9,542)

Other Intangibles, net	$108,346	$117,258

     Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2004 is as follows (in thousands):

2005	$7,826
2006	7,826
2007	7,826
2008	7,826
2009	7,826

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
     The Class C Endo Pharma LLC stock options (all of which are vested) become exercisable at the earlier of an exit event, as defined, or January 1, 2006. If the Class C stock options are not exercised by January 1, 2006, they would terminate. Although the Company has considered extending the term of the Class C stock options, following enactment of the 2004 Jobs Creation Act, an extension of the term of the stock options would result in adverse tax consequences for the option holders. As a result, the Company and Endo Pharma LLC are reviewing several alternatives which would allow approximately 22 million Class C stock options to be exercised before their expiration on January 1, 2006. Holders of stock options granted under the Endo Pharma LLC Stock Option Plans and shares of Company common stock received by such holders upon exercise of the options are bound by transfer restrictions pursuant to stockholders agreements. These transfer restrictions may be waived by Endo Pharma LLC at any time. The Company expects that Endo Pharma LLC will waive the transfer restrictions on a portion of the shares of Company common stock received by exercising option holders from Endo Pharma LLC at the time of exercise and that holders may sell a portion of the shares they receive upon exercise in an amount sufficient to satisfy such holders’ related tax and exercise price obligations. Alternatively, a portion of the shares of Company common stock to be received by option holders from Endo Pharma LLC upon exercise may be withheld to satisfy such holders’ related tax and exercise price obligations, and the Company’s tax withholding obligations in connection with such exercise, with the Company being required to satisfy such obligations in cash. The exercise of the Class C stock options is expected to generate a significant tax deduction for the Company and create a significant tax sharing payment obligation to Endo Pharma LLC pursuant to the tax sharing agreement. Upon exercise, option holders will receive shares of Company common stock currently owned by Endo Pharma LLC. Accordingly, no shares of Company common stock will be issued upon exercise of the Class C stock options.
     For a discussion of the tax sharing agreement between the Company and Endo Pharma LLC relating to the Endo Pharma LLC Stock Options, see “ — Liquidity and Capital Resources; Tax Sharing Agreement.”
     Compensation Related to Stock Options — Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans
     All the stock options we have granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans have exercise prices equal to the market price of our stock on the date granted and, under accounting principles generally accepted in the United States, a measurement date occurs on the date of each grant. Consequently, we have not incurred charges upon the vesting or exercise of these options. In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (SFAS No. 123(R)). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123(R) will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

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
     The following table presents our net sales by product category for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Lidoderm®	$100,464	$58,235	$164,564	$123,591
Percocet®	24,765	13,624	52,184	44,368
Frova®	8,677	—	14,808	—
DepoDurTM	2,256	—	2,256	—
Other brands	2,648	3,106	5,469	7,456

Total brands	138,810	74,965	239,281	175,415

Oxycodone extended release	29,219	—	29,219	—
Other generics	28,351	69,003	65,634	122,042

Total generics	57,570	69,003	94,853	122,042

Total net sales	$196,380	$143,968	$334,134	$297,457

     The following table presents our net sales of select products as a percentage of total net sales for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Lidoderm®	51%	40%	49%	42%
Percocet®	13%	10%	16%	15%
Frova®	5%	—	4%	—
DepoDurTM	1%	—	1%	—
Other brands	1%	2%	2%	2%

Total brands	71%	52%	72%	59%

Oxycodone extended release	15%	—	9%	—
Other generics	14%	48%	19%	41%

Total generics	29%	48%	28%	41%

Total net sales	100%	100%	100%	100%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Net Sales. Net sales for the three months ended June 30, 2005 increased by 36% to $196.4 million from $144.0 million in the comparable 2004 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®, the first FDA-approved product for the treatment of the pain of post-herpetic neuralgia and Percocet®. In addition, net sales of Frova®, DepoDurTM and our generic oxycodone extended release product were not included in net sales in the comparable 2004 period. These increases were partially offset by the reduction in the sales of certain of our generic products. Net sales of Lidoderm® increased to $100.5 million from $58.2 million in the comparable 2004 period. The increase primarily reflects the continued growth of the product as well as the reduction in inventory carried by our customers during the second quarter of 2004. In September 1999, we launched Lidoderm®, which continues to gain market share due to our ongoing promotional and educational efforts. Percocet® net sales increased to $24.8 million from $13.6 million in the comparable 2004 period substantially due to the reduction in inventory carried by our customers during the second quarter of 2004. Net sales of Frova® and DepoDurTM were $8.7 million and $2.3 million, respectively, for the three months ended June 30, 2005. We began shipping Frova® upon the closing of the license agreement in mid-August 2004 and initiated our promotional efforts in September 2004. We began shipping DepoDurTM in December 2004; however, we had deferred the recognition of revenue on all of our shipments until the three months ended June 30, 2005 due to the inability to reasonably estimate product returns prior to the three months ended June 30, 2005. Net sales of our generic products decreased 17% to $57.6 million from $69.0 million in the comparable 2004 period primarily due to the reduction in the net sales of our morphine sulfate extended release tablets and Endocet®, both of which experienced additional generic competition which has decreased both our market share as well as the price of these generic products. This decrease was partially offset by net sales of $29.2 million from our generic oxycodone extended release product, which we launched in June 2005. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. We believe net sales for 2005 to be approximately $800 to $825 million. Further, we expect net sales of Lidoderm® to be approximately $390 to $400 million in 2005. Of course, there can be no assurance of Endo achieving these results.
     Gross Profit. Gross profit for the three months ended June 30, 2005 increased by 34% to $154.1 million from $115.1 million in the comparable 2004 period. Gross profit margins decreased to 78% from 80% due to the introduction of more costly single-pouch child-resistant packaging for Lidoderm® during the second quarter of 2004, product mix and continued pricing pressures on our generic products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 increased by 30% to $56.1 million from $43.0 million in the comparable 2004 period. This increase was primarily due to an increase in sales and promotional efforts in 2005 over the comparable 2004 period to support Lidoderm®, Frova® and DepoDurTM. The increase is also due to the support provided to our products and new product pipeline in anticipation of product launches.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2005 decreased by $2.0 million to $17.2 million from $19.2 million in the comparable 2004 period. This decrease is primarily attributable to $10 million in milestone payments, incurred in the second quarter of 2004, to SkyePharma related to the FDA approval of DepoDurTM and the advancement of Propofol IDD-DTM into Phase III clinical development partially offset by our increased developmental efforts with respect to oxymorphone extended-release tablets and immediate-release tablets and the advancement of other recently acquired pipeline products in the second quarter of 2005.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2005 increased to $3.7 million from $2.3 million in the comparable 2004 period primarily due to an increase in amortization expense as a result of new license rights acquired during 2004 and an increase in depreciation expense as a result of an increase in capital expenditures.
     Interest Income, Net. Interest income, net for the three months ended June 30, 2005 was $2.1 million compared to $228,000 in the comparable 2004 period. This increase is substantially due to the interest income earned on our note receivable from Vernalis.
     Income Tax. Income tax for the three months ended June 30, 2005 increased to $30.2 million from $19.2 million in the comparable 2004 period. This increase is due to the increase in income before income tax for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Net Sales. Net sales for the six months ended June 30, 2005 increased to $334.1 million from $297.5 million in the comparable 2004 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm® and Percocet®. In addition, net sales of Frova®, DepoDurTM and our generic oxycodone extended release product were not included in net sales in the comparable 2004 period. These increases were offset by the reduction in the sales of certain of our generic products. Net sales of Lidoderm® increased to $164.6 million from $123.6 million in the comparable 2004 period due to the continued prescription growth of the product. Percocet® net sales increased to $52.2 million from $44.4 million in the comparable 2004 period substantially due to the reduction in inventory carried by our customers during the second quarter of 2004. Net sales of Frova® and DepoDurTM were $14.8 million and $2.3 million, respectively, for the six months ended June 30, 2005. We began shipping Frova® upon the closing of the license agreement in mid-August 2004 and initiated our promotional efforts in September 2004. We began shipping DepoDurTM in December 2004; however, we had deferred the recognition of revenue on all of our shipments until the three months ended June 30, 2005 due to the inability to reasonably estimate product returns prior to the three months ended June 30, 2005. Net sales of our generic products decreased 22% to $94.9 million from $122.0 million in the comparable 2004 period primarily due to the reduction in the net sales of our morphine sulfate extended release tablets and Endocet®, both of which experienced additional generic competition which has decreased both our market share as well as the price of these generic products. This decrease was partially offset by net sales of $29.2 million from our generic oxycodone extended release product, which we launched in June 2005. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.
     Gross Profit. Gross profit for the six months ended June 30, 2005 increased by 11% to $262.3 million from $235.7 million in the comparable 2004 period. Gross profit margins decreased to 78% from 79% due to the introduction of more costly single-pouch child-resistant packaging for Lidoderm® during the second quarter of 2004, product mix and continued pricing pressures on our generic products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 increased by 34% to $109.7 million from $81.8 million in the comparable 2004 period. This increase was primarily due to an increase in sales and promotional efforts in 2005 over the comparable 2004 period to support Lidoderm®, Frova® and DepoDurTM. The increase is also due to the support provided to our products and new product pipeline in anticipation of product launches.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2005 increased by 66% to $48.0 million from $29.0 million in the comparable 2004 period. This increase is primarily related to $20 million expensed during the six months ended June 30, 2005 related to the upfront payments to license the topical ketoprofen patch and the transdermal sufentanil patch, our increased developmental efforts with respect to oxymorphone extended-release tablets and immediate-release tablets and the advancement of other recently acquired products partially offset by $10 million in milestone payments, incurred in the second quarter of 2004, to SkyePharma related to the FDA approval of DepoDurTM and the advancement of Propofol IDD-DTM into Phase III clinical development.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2005 increased to $7.3 million from $4.1 million in the comparable 2004 period primarily due to an increase in amortization expense as a result of new license rights acquired during 2004 and an increase in depreciation expense as a result of an increase in capital expenditures.
     Loss on Disposal of Other Intangible. The loss on disposal of other intangible is due to the termination of our collaboration agreement with Lavipharm and the resulting write-off of the unamortized portion of the upfront license fee of $0.8 million. The loss also includes a $3 million termination payment made by us to Lavipharm.
     Interest Income, Net. Interest income, net for the six months ended June 30, 2005 was $4.0 million compared to $218,000 in the comparable 2004 period. This increase is substantially due to the interest income earned on our note receivable from Vernalis.
     Income Tax. Income tax for the six months ended June 30, 2005 decreased to $38.5 million from $44.5 million in the comparable 2004 period. This decrease is due to the decrease in income before income tax for the six months ended June 30, 2005.

Liquidity and Capital Resources
     Our principal source of liquidity is cash generated from operations. Under our credit facility, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $22.7 million for the six months ended June 30, 2005 from $15.1 million for the six months ended June 30, 2004. Significant components of the $22.7 million of operating cash flows for the six months ended June 30, 2005 included net income of $62.9 million, an increase in income taxes payable of $24.3 million due to a higher tax provision resulting from increased earnings as well as the timing of estimated tax payments, increases in accounts payable and accrued expenses of $13.5 million and depreciation expense of $7.3 million partially offset by an $86.1 million increase in accounts receivable primarily due to the timing and volume of net sales during the three months ended June 30, 2005.
     Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $4.8 million for the six months ended June 30, 2005 from $12.7 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company paid $4.8 million for capital expenditures. During the six months ended June 30, 2004, the Company paid $7.3 million in license fees, a termination penalty of $3 million to Lavipharm and had capital expenditures of $2.6 million primarily related to our new research and development facility in Long Island, New York.
     Net Cash Used in Financing Activities. Net cash used in financing activities increased to $19.6 million for the six months ended June 30, 2005 from $0.4 million for the six months ended June 30, 2004. The increase is primarily due to a $21.4 million payment to Endo Pharma LLC pursuant to the tax sharing agreement and an increase in capital lease obligation repayments partially offset by an increase in the proceeds received from the exercise of employee stock options.
     Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3,which we initially filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. As of June 30, 2005, we have not borrowed any amounts under our credit facility.
     Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that currently holds a significant portion of our common stock, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC will be delivered. Because Endo Pharma LLC, and not us, will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2005, approximately 10.6 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2005, approximately $149 million), which is estimated to result in a tax benefit amount of approximately $57 million. Under the tax sharing agreement, we are required to pay this $57 million to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto.

     Using a weighted average exercise price of $2.60 per share and an assumed effective tax rate of 38.3%, if all 36.3 million stock options under the Endo Pharma LLC Stock Option Plans were vested and exercised (including the 10.6 million stock options already exercised as discussed above):
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
     On April 30, 2004, the tax sharing agreement was amended to provide for a specific schedule upon which payments currently contemplated by the tax sharing agreement would be made. The amended tax sharing agreement provides that the amount of the tax benefits usable by us in each such year will be paid to Endo Pharma LLC in two installments: (i) 50% of the estimated amount shall be paid within 15 business days of our receipt from our independent registered public accounting firm of an opinion on our final audited financial statements, and (ii) the remaining amount shall be paid within 30 business days of the filing of our federal income tax return.

     In 2004, we paid $13.5 million to Endo Pharma LLC to satisfy the tax sharing obligations attributable to 2001, 2002 and 2003. Since 3.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on August 9, 2004, at a price of $17.46, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $22 million. In addition, since 2.8 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised into common stock and sold in the offering on November 29, 2004, at a price of $20.02, with a weighted average exercise price of $2.44, an assumed tax rate of 38.3% and assuming the attributable compensation charge deductions are usable to reduce our taxes related to 2004, we are obligated to pay Endo Pharma LLC a tax benefit of approximately $19 million. Fifty percent of the tax benefit amount attributable to these two 2004 offerings and other Endo Pharma LLC stock option exercises in 2004, aggregating $21.4 million, was due and was paid within 15 business days of the date we received an opinion on our audited 2004 financial statements from our independent registered public accounting firm and the remaining fifty percent of the tax benefit amount attributable to 2004 is due within 30 business days of the date on which we file our 2004 tax return with the Internal Revenue Service (which we estimate will occur in September 2005). As of June 30, 2005, approximately $22.2 million is payable to Endo Pharma LLC related to estimated tax sharing payments that we are obligated to pay which are attributable to 2004 and 2005. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.
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
     The Class C Endo Pharma LLC stock options (all of which are vested) become exercisable at the earlier of an exit event, as defined, or January 1, 2006. If the Class C stock options are not exercised by January 1, 2006, they would terminate. Although the Company has considered extending the term of the Class C stock options, following enactment of the 2004 Jobs Creation Act, an extension of the term of the stock options would result in adverse tax consequences for the option holders. As a result, the Company and Endo Pharma LLC are reviewing several alternatives which would allow approximately 22 million Class C stock options to be exercised before their expiration on January 1, 2006. Holders of stock options granted under the Endo Pharma LLC Stock Option Plans and shares of Company common stock received by such holders upon exercise of the options are bound by transfer restrictions pursuant to stockholders agreements. These transfer restrictions may be waived by Endo Pharma LLC at any time. The Company expects that Endo Pharma LLC will waive the transfer restrictions on a portion of the shares of Company common stock received by exercising option holders from Endo Pharmc LLC at the time of exercise and that holders may sell a portion of the shares they receive upon exercise in an amount sufficient to satisfy such holders’ related tax and exercise price obligations. Alternatively, a portion of the shares of Company common stock to be received by option holders from Endo Pharmc LLC upon exercise may be withheld to satisfy such holders’ related tax and exercise price obligations, and the Company’s tax withholding obligations in connection with such exercise, with the Company being required to satisfy such obligations in cash. The exercise of the Class C stock options is expected to generate a significant tax deduction for the Company and create a significant tax sharing payment obligation to Endo Pharmc LLC pursuant to the tax sharing agreement. Upon exercise, option holders will receive shares of Company common stock currently owned by Endo Pharmc LLC. Accordingly, no shares of Company common stock will be issued upon exercise of the Class C stock options.

     Settlement of Contingent Obligation. During the six months ended June 30, 2005, the Company reached a tentative agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized on May 10, 2005, and the $2 million has been recorded in selling, general and administrative expenses during the six months ended June 30, 2005. It is anticipated that Endo Pharma LLC will make these payments totaling $2 million on behalf of the Company, and they will be treated as a capital contribution by Endo Pharma LLC once payments are made. Endo Pharma LLC made a payment of $800,000, pursuant to the settlement agreement, on behalf of the Company in May 2005 and this payment has been treated as a capital contribution in the accompanying financial statements. The remaining obligation pursuant to this agreement is $1.2 million as of June 30, 2005.
     Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the six months ended June 30, 2005 follows:
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

     During the six months ended June 30, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable has been recorded as a reduction to our recorded intangible asset and the intangible asset is now being amortized over its remaining useful life of 15 years.
Vernalis Development Limited
     On July 1, 2005, we entered into a co-promotion Agreement with Vernalis. The co-promotion agreement is related to that certain license agreement that we entered into on July 14, 2004 with Vernalis, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States. Vernalis has exercised its co-promotion option and the co-promotion agreement sets forth the detailed terms and conditions governing such co-promotion and amends, restates and supersedes certain sections of the license agreement. Under the terms of the co-promotion agreement, we will reimburse Vernalis for certain defined costs of their sales personnel beginning in January 2006.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123(R) in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123(R) will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.
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
     As of June 30, 2005 and December 31, 2004, we had no assets or liabilities that have significant interest rate sensitivity.
     At June 30, 2005, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $7.8 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at June 30, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $2.0 million, $3.1 million and $3.9 million, respectively.
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
     Internal Control Over Financial Reporting
     In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The trial of the patent claims in all three of the suits against us and EPI concluded on June 23, 2003. On January 5, 2004, the district court issued an opinion and order holding that, while Endo infringes the three Purdue patents, the patents are unenforceable due to inequitable conduct. The district court, therefore, dismissed the patent claims against us and EPI, declared the patents invalid, and enjoined Purdue from further enforcement of the patents. Purdue filed an appeal, as well as motions to expedite the appeal and to stay the injunction against enforcement of the patents until the appeal is resolved. Both motions were denied on March 18, 2004. In turn, we have cross-appealed the district court’s infringement ruling. Briefing on the appeal and cross-appeal concluded in July 2004. By an earlier order, the judge bifurcated the antitrust counterclaims for a separate and subsequent trial. On November 3, 2004, the oral arguments relating to the appeal of this case were heard by the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., at which hearing both sides presented their arguments before a three-judge panel. On June 7, 2005, we announced that the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., had affirmed the Opinion and Order issued in Endo’s favor by the U.S. District Court for the Southern District of New York on January 5, 2004. This affirmance by the Federal Circuit Court dismisses the claims that Endo’s oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, a bioequivalent version of Purdue Frederick’s OxyContin®, infringe Purdue’s U.S. Patent Nos. 5,549,912, 5,508,042 and 5,656,295, and permanently enjoins Purdue from enforcing these patents. On June 21, 2005, Purdue filed a petition with the Federal Circuit seeking rehearing of the case by the panel that issued the June 7, 2005 decision, or alternatively by the entire court. On July 22, 2005, the Federal Circuit Court of Appeals requested that Endo submit a response brief as part of its review process of Purdue’s petition for rehearing and rehearing en banc. Endo submitted this response on August 1, 2005. The Company remains confident that the prior decision of the Federal Circuit Court will remain in effect and intends to continue to pursue its antitrust claims against Purdue.
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
     Pricing Litigation
     A number of cases, brought by local and state government entities, are pending that allege generally that EPI and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been or are in the process of being consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have been consolidated into one consolidated complaint in MDL 1456: City of New York v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Fulton v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Onondaga v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Westchester v. Abbott Laboratories, Inc., et al; and County of Yates v. Abbott Laboratories, Inc., et al. Four previously unreported federal cases have been filed against EPI and numerous other pharmaceutical companies and have been consolidated with the cases listed above in the consolidated complaint in MDL 1456. Those cases are: County of Jefferson v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Northern District of New York; County of Madison v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Northern District of New York; County of Niagra v. Abbott Laboratories, Inc., et al., filed in June 2005 in the United States District Court for the Western District of New York; and County of Putnam v. Abbott Laboratories, Inc., et al., filed in May 2005 in the United States District Court for the Southern District of New York. Nine new federal cases naming EPI in addition to numerous other pharmaceutical companies have been filed under seal. These cases will likely be transferred to MDL 1456 and consolidated into the consolidated complaint in MDL 1456 with the other cases listed above. The nine new cases are: County of Columbia v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Cortland v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Dutchess v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Southern District of New York; County of Essex v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Lewis v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Northern District of New York; County of Ontario v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; County of Orleans v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; County of Schuyler v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York; and County of Seneca v. Abbott Laboratories, Inc., et al., filed in July 2005 in the United States District Court for the Western District of New York. One previously reported case filed in state court and removed to federal court is in the process of being transferred to MDL 1456: County of Erie v. Abbott Laboratories, Inc., et al.

     There is also a similar case pending in federal court in Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al., filed in January 2005 in the Circuit Court of Montgomery County, Alabama and removed to the United States District Court for the Middle District of Alabama on July 13, 2005. This case is in the process of being transferred to MDL 1456.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of the stockholders of the Company was held on May 19, 2005.

(b)	The stockholders elected all of the Company’s nominees for director. The stockholders also approved the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2005.
(1)	Election of Directors:

	For	Against
Carol A. Ammon	124,325,507	1,951,837
Brian T. Clingen	125,651,163	626,181
Michael B. Goldberg	123,940,954	2,366,390
Michael Hyatt	101,804,580	24,472,764
Roger H. Kimmel	125,598,235	679,109
Peter A. Lankau	125,598,235	1,422,922
Frank J. Loverro	124,854,422	2,195,796
Clive A. Meanwell, M.D., Ph.D.	125,651,635	625,709
Michael W. Mitchell	99,770,348	26,506,996
Joseph T. O’Donnell, Jr.	125,652,023	625,321
David I. Wahrhaftig	101,820,411	24,456,933

(2)	Approval of Appointment of Deloitte & Touche LLP

For	126,229,670
Against	40,412
Abstained	7,261
     The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 15, 2005, relating to the Annual Meeting of Stockholders held on May 19, 2005.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/s/Peter A. Lankau

Name: Peter A. Lankau
Title: President and Chief Executive Officer

/s/Jeffrey R. Black

Name: Jeffrey R. Black
Title: Executive Vice President and Chief Financial Officer

Date: August 8, 2005

Exhibit Index

Exhibit
No	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.3	[Intentionally Omitted.]

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	[Intentionally Omitted.]

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	Tax Sharing Agreement, dated as of July 17, 2000, by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.5 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	Amendment No.1, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.9	Amendment No.2, dated as of July 13, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt(incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.17	Manufacture and Supply Agreement, dated as of August 26, 1997, by and among Endo Pharmaceuticals, DuPont Merck Pharmaceutical and DuPont Merck Pharma (n/k/a Bristol-Myers Squibb Pharma Company) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the Commission on June 9, 2000)

10.17.2	Amendment Agreement effective August 27, 2002 by and between Endo Pharmaceuticals and Bristol-Myers Squibb Pharma Company as successor-in-interest to DuPont Pharmaceuticals Company formerly known as The DuPont Merck Pharmaceutical Company (incorporated herein by reference to Exhibit 10.17.2 of the Current Report on Form 8-K dated August 27, 2002)

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Employment Agreement, dated as of July 17, 2000, by and between Endo and John W. Lyle (incorporated herein by reference to Exhibit 10.26 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 14, 2000)

10.27	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated August 31, 2001)

10.27.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27.1 of the Current Report on Form 8-K dated January 24, 2005)

10.27.2	Letter Agreement, dated as of May 19, 2005, by and between the Registrant and Carol A. Ammon (incorporated herein by reference to Exhibit 10.27.2 of the Current Report on Form 8-K dated May 23, 2005)

10.28	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated August 31, 2001)

10.28.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and Jeffrey R. Black (incorporated herein by reference to Exhibit 10.28.1 of the Current Report on Form 8-K dated January 24, 2005)

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.29.1	Letter Agreement, dated as of January 21, 2005, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29.1 of the Current Report on Form 8-K dated January 24, 2005)

10.30	Amended and Restated Employment Agreement, dated as September 1, 2001, by and between Endo Pharmaceuticals and Mariann T. MacDonald (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated August 31, 2001)

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.35.1	Letter Agreement, dated as of January 21, 2005, by and between Registrant and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35.1 of the Current Report on Form 8-K dated January 24, 2005)

10.36	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated August 31, 2001)

10.36.1	Letter Agreement, dated as of January 21, 2005, by and between Registrant and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36.1 of the Current Report on Form 8-K dated January 24, 2005)

10.36.2	Letter Agreement, dated as of May 19, 2005, by and between the Registrant and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36.2 of the Current Report on Form 8-K dated May 23, 2005)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. **

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. **

10.40	[Intentionally Omitted.]

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 406 of the Securities Act of 1933.