Form 10-Q
period 2006-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2006-05-10
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value: 133,060,810 shares as of May 4, 2006.

ENDO PHARMACEUTICALS HOLDINGS INC.

Forward Looking Statements

This document contains information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in documents incorporated by reference, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described or incorporated by reference in Item 1A “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this document. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this document include those factors described or incorporated by reference in this document under Item 1A titled “Risk Factors,” including, among others:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$583,903	$500,956
Accounts receivable, net	220,868	290,826
Income taxes receivable	16,897	66,461
Inventories, net	54,714	50,983
Prepaid expenses and other current assets	10,900	14,445
Deferred income taxes	67,492	69,714

Total current assets	954,774	993,385

PROPERTY AND EQUIPMENT, Net	35,967	38,001
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	108,165	99,065
NOTE RECEIVABLE	49,900	48,925
OTHER ASSETS	13,098	11,223

TOTAL ASSETS	$1,342,983	$1,371,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,786	$94,787
Accrued expenses	177,662	214,276
Due to Endo Pharma LLC	125,579	200,450

Total current liabilities	413,027	509,513

DEFERRED INCOME TAXES	15,185	14,637
OTHER LIABILITIES	3,445	4,158
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued
Common Stock, $0.01 par value; 175,000,000 shares authorized; 132,963,898 and 132,800,873 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,330	1,328
Additional paid-in capital	665,530	619,336
Retained earnings	241,530	220,992
Accumulated other comprehensive income	2,936	1,714

Total stockholders’ equity	911,326	843,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,342,983	$1,371,678

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
NET SALES	$205,043	$137,754
COST OF SALES	48,737	29,585

GROSS PROFIT	156,306	108,169
COSTS AND EXPENSES:
Selling, general and administrative	100,167	53,360
Research and development	25,154	30,982
Depreciation and amortization	3,962	3,596

OPERATING INCOME	27,023	20,231

INTEREST INCOME, Net of interest expense of $482 and $474 in 2006 and 2005, respectively	4,563	1,859

INCOME BEFORE INCOME TAX	31,586	22,090
INCOME TAX	11,048	8,275

NET INCOME	$20,538	$13,815

NET INCOME PER SHARE:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10
WEIGHTED AVERAGE SHARES:
Basic	132,877	131,871
Diluted	133,790	132,829

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$20,538	$13,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,962	3,596
Stock-based compensation	2,323	—
Accretion of interest on note receivable	(310)	(310)
Deferred income taxes	2,041	(845)
Tax benefits of stock options exercised	—	322
Amortization of deferred financing costs	96	96
Loss (gain) on disposal of property and equipment	72	(5)
Selling, general and administrative expenses to be funded by Endo Pharma LLC	41,330	2,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	69,958	15,490
Inventories	(3,731)	5,576
Note receivable	(665)	(634)
Prepaid and other assets	3,553	72
Accounts payable	18,615	2,697
Accrued expenses	(36,467)	(9,802)
Due to Endo Pharma LLC	(5,624)	—
Income taxes receivable/payable	49,564	73

Net cash provided by operating activities	165,255	32,141

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,894)	(5,796)
Proceeds from the sale of property and equipment	12	1
Acquisitions of license rights	(11,000)	—

Net cash used in investing activities	(14,882)	(5,795)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(694)	(487)
Tax sharing payments to Endo Pharma LLC	(96,715)	—
Tax benefits of stock options exercised	28,355	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	1,628	820

Net cash (used in) provided by financing activities	(67,426)	333

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,947	26,679
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	500,956	278,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$583,903	$304,713

SUPPLEMENTAL INFORMATION:
Interest paid	$248	$91
Income taxes paid	$—	$8,802
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$170	$689
Change in accrual for purchases of property and equipment	$(3,616)	$(2,525)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of our operations and our cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K. During 2005, the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, are now more appropriately shown as a non-cash investing activity, as opposed to cash used in investing activities, until paid by the Company. Accordingly, the Company’s financial statements for the three months ended March 31, 2005 have now been revised to reflect an increase in cash provided by operating activities with a corresponding increase in cash used in investing activities of approximately $2.5 million. Purchases of property and equipment acquired on account have now been presented as a supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents previously reported. Certain other prior period amounts, within the statement of operations, have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS No. 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement was effective for inventory costs incurred beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 was effective for nonmonetary asset exchanges occurring after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial position.

3. INVENTORIES, NET

Inventories are comprised of the following at March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Raw Materials	$10,945	$13,094
Work-in-Process	11,326	7,868
Finished Goods	32,443	30,021

Total	$54,714	$50,983

4. LICENSE AND COLLABORATION AGREEMENTS

DURECT Corporation

In January 2006, DURECT and Endo entered into Amendment No. 3 to the DURECT CHRONOGESIC™ License Agreement. Prior to this amendment, in addition to other specified termination rights provided to both parties, the Agreement provided Endo with a right to terminate the Agreement starting January 1, 2006 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before January 1, 2006, provided that Endo provided DURECT written notice of such termination prior to January 31, 2006. Under Amendment No. 3, the foregoing termination right was amended to provide Endo with the right to terminate the Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2007. Under Amendment No. 3, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2007. Commencing on May 1, 2007, unless the Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the Agreement.

Noven Pharmaceuticals, Inc.

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

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million, which we capitalized as an intangible asset in January 2006 representing the fair value of these rights, and we may be required to make additional payments to ZARS of up to approximately $27 million upon achievement of certain commercial milestones, $8 million of which will be due upon the first commercial sale of the product, which is expected in the second half of 2006. We are amortizing this intangible asset over its estimated useful life of 10 years. We will also pay ZARS royalties on net sales of SyneraTM.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

5. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$123,100	$112,100
Patents	3,200	3,200

	126,300	115,300
Less accumulated amortization	(18,135)	(16,235)

Other Intangibles, net	$108,165	$99,065

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2006, goodwill and other intangibles comprised approximately 22% of our total assets and 32% of our stockholders’ equity. During the three months ended March 31, 2006, licenses increased by $11 million as a result of the acquisition of the rights to Synera™ (See Note 4). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and our July 17, 2000 acquisition of Algos Pharmaceutical Corporation, or Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. On January 1, 2006 and 2005, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from ten to twenty years, with a weighted average useful life of approximately 15 years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the three months ended March 31, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2005 is as follows (in thousands):

2006	$8,335
2007	8,335
2008	8,335
2009	8,335
2010	8,335

6. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. Vernalis has elected to defer the payment of the last three semi-annual interest amounts otherwise due January 31 and July 31 totaling approximately $3.7 million.

We estimated that an approximate fair market rate of interest for this type of secured loan was 8% per annum and therefore recorded the note receivable at its present value at inception of $43.8 million. The note receivable is being accreted up to its face amount at maturity using the effective interest method, and thus the effective interest rate over the five-year term will be 8% per annum. The difference of $6.2 million between the face amount of the note and its present value at inception has been treated as additional consideration paid to acquire the license rights and has been included in Other Intangibles.

7. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31, 2006	March 31, 2005
Net income	$20,538	$13,815
Other comprehensive income:
Unrealized gains on securities, net of tax	1,222	341

Total comprehensive income	$21,760	$14,156

8. COMPENSATION RELATED TO STOCK OPTIONS

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive

and Employee Stock Option Plans

On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserved an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC are issued. Exercise of these stock options has not and will not result in the issuance of additional shares in the Company and does not dilute the ownership interests of our public stockholders.

Pursuant to the Algos merger and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserved an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expire on August 26, 2007. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 stock options to certain employees and members of management. No additional shares of Company common stock have been or will be issued as a result of the exercise of these stock options, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, exercise of these stock options has not and will not result in the issuance of additional shares in the Company and does not dilute the ownership interests of our public stockholders.

Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. As of March 31, 2006, only stock options have been awarded under both plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute the ownership interests of our public stockholders.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $2.3 million ($2.0 million in selling, general and administrative expenses and $0.3 million in research and development expenses) and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.17 and $0.16, respectively, if the Company had not adopted Statement No. 123(R), compared to reported basic and diluted earnings per share of $0.15 and $0.15, respectively.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $28.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock-based compensation plans for the three months ended March 31, 2005 (in thousands, except per share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Net income, as reported	$13,815
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,700)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	637

Pro forma net income	$12,752

Basic earnings per share, as reported	$0.10
Basic earnings per share, pro forma	$0.10
Diluted earnings per share, as reported	$0.10
Diluted earnings per share, pro forma	$0.10
Weighted average shares outstanding
Basic	131,871
Diluted	132,829

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the option was calculated using the simplified method.

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,299,430	$14.78
Granted	1,468,270	$28.72
Exercised	(163,025)	$9.99
Forfeited	(62,272)	$20.76
Expired	(843)	$15.66
Outstanding, March 31, 2006	4,541,560	$19.38	8.20	$61,010,182
Vested and expected to vest, March 31, 2006	4,313,771	$19.09	8.14	$59,177,164
Exercisable, March 31, 2006	1,337,448	$12.36	6.67	$27,349,111

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $3.3 million. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2006 and 2005 were $15.57 per option and $11.89 per option, respectively, determined using the following assumptions:

	2006	2005
Average expected term (years)	6.25	5.0
Risk-free interest rate	4.59%	4.0%
Dividend yield	0.00	0.00
Expected volatility	50%	59%

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $35.2 million. The weighted average remaining requisite service period of the non-vested stock options was 2.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

9. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of March 31, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2006, approximately $740 million), which is estimated to result in a tax benefit amount of approximately $285 million. Under the tax sharing agreement, we are required to pay this $285 million, $153 million of which has already been paid as of March 31, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2006. As of March 31, 2006, our net tax sharing liability due to Endo Pharma LLC is approximately $125.6 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the three months ended March 31, 2006, approximately 2.4 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $27 million, which is included in our net tax sharing liability of $125.6 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of March 31, 2006, there were approximately 0.4 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $12 million, which could result in a tax benefit amount of approximately $5 million payable to Endo Pharma LLC in 2007 and beyond.

As of March 31, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Settlement of Contingent Obligation. During the three months ended March 31, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the three months ended March 31, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as a capital contribution by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our Executive Vice President, Chief Financial Officer and

Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the three months ended March 31, 2006. These payments were made in April 2006. In addition, a portion of these bonus payments may, subject to IRS regulations, be permitted to be deducted for income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses were funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the three months ended March 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

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

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement initially had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011, with automatic five-year renewals thereafter. We are required to purchase a minimum of $7.8 million per year through December 31, 2009. Either party may terminate this agreement on three-years’ notice, effective at any time after December 31, 2006. In addition, should we terminate this agreement effective prior to December 31, 2011 upon three-years’ notice, we must pay Novartis certain early termination fees. Either party may also terminate this agreement on account of a material breach by the other.

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

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended March 31, 2006 and 2005, we accrued $13.8 million and $7.1 million for these royalties to Hind, respectively.

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

DURECT Corporation

In January 2006, DURECT and Endo entered into Amendment No. 3 to the DURECT CHRONOGESIC™ License Agreement. Prior to this amendment, in addition to other specified termination rights provided to both parties, the Agreement provided Endo with a right to terminate the Agreement starting January 1, 2006 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before January 1, 2006, provided that Endo provided DURECT written notice of such termination prior to January 31, 2006. Under Amendment No. 3, the foregoing termination right was amended to provide Endo with the right to terminate the Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2007. Under Amendment No. 3, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2007. Commencing on May 1, 2007, unless the Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the Agreement. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ License Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT CHRONOGESIC™ License

Agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

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

SkyePharma, Inc.

Under the terms of our agreement with SkyePharma, we are required to pay to SkyePharma a share of DepoDur® sales revenue, which share may increase from 20% initially, to a maximum of 60%, of net sales as sales achieve certain thresholds. In addition, future milestone payments of $15 million and $20 million may be due SkyePharma in the first calendar year in which net sales of DepoDur® exceed $125 million and $175 million, respectively.

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

Vernalis Development Limited

Under the terms of our license agreement with Vernalis, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America, we will make anniversary payments for the first two years of $15 million in 2005 and 2006 (the first $15 million anniversary payment was made in September 2005), and a $40 million milestone payment upon FDA approval for the menstrual migraine indication for Frova®. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to repay the $50 million loan we provided to Vernalis in August 2004 (See Note 6). In addition, Vernalis will receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova®. On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, is related to our license agreement with Vernalis. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States. Vernalis has exercised its co-promotion option, and the co-promotion agreement, as amended, sets forth the certain specific terms and conditions governing such co-promotion and amends, restates and supersedes certain sections of the license agreement. Under the terms of both the license and co-promotion agreements, both as amended, we will reimburse Vernalis for certain defined costs of their sales personnel beginning in January 2006.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through March 31, 2006, $5.2 million of which has been included in research and development expense during the three months ended March 31, 2006. This agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. In addition, this license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement is until the later of (i) the expiration of the applicable patents or (ii) the expiration of any market exclusivity right related to Rapinyl™. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

ProEthic Pharmaceuticals, Inc.

On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment, which was expensed as research and development during the three months ended March 31, 2005, we accrued a $5 million milestone payment during the three months ended March 31, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement shall be until the later of (i) the expiration of the applicable patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

Zars Pharma

On January 6, 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM is expected to become commercially available in the second half of 2006. Under the terms of this agreement, we paid ZARS an upfront fee of $11 million which was capitalized in January 2006, and we may be required to make additional payments to ZARS of up to approximately $27 million upon achievement of certain commercial milestones, $8 million of which will be due upon the first commercial sale of the product, which is expected in the second half of 2006. We will also pay ZARS royalties on net sales of SyneraTM.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, of and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. As of March 31, 2006, we have invested $2.7 million in this partnership and are accounting for this investment utilizing the equity method.

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

Collaboration Agreements

We have also entered into certain collaboration agreements with third parties for the development of pain management products. Potential milestone payments pursuant to these contracts could total up to $89 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. If our third party partners are unable or unwilling to fund their portion of the collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future.

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at March 31, 2006.

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

On February 1, 2006, the Federal Circuit granted Purdue’s motion for panel rehearing, vacated the June 7, 2005 decision of the district court, and remanded to the district court for further proceedings. The Federal Circuit’s decision on rehearing directs the district court to give further consideration to its previous finding of unenforceability due to inequitable conduct. The Federal Circuit also affirmed the district court’s finding that Endo’s oxycodone extended-release tablets infringe the Purdue patents. Pursuant to a schedule set by the District Court, briefing on the issues of inequitable conduct left open on remand will be completed by June 26, 2006, after which the District Court may hear oral argument.

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

The federal court cases have been or are in the process of being consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases are pending in MDL 1456 and have been consolidated into one consolidated complaint: City of New York v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et

al.; County of Chemung v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Columbia v. Abbott Laboratories, Inc., et al.; County of Cortland v. Abbott Laboratories, Inc., et al.; County of Dutchess v. Abbott Laboratories, Inc., et al.; County of Essex v. Abbott Laboratories, Inc., et al.; County of Fulton v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Jefferson v. Abbott Laboratories, Inc., et al.; County of Lewis v. Abbott Laboratories, Inc., et al.; County of Madison v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Niagara v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Onondaga v. Abbott Laboratories, Inc., et al.; County of Ontario v. Abbott Laboratories, Inc., et al.; County of Orleans v. Abbott Laboratories, Inc., et al.; County of Putnam v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of Schuyler v. Abbott Laboratories, Inc., et al.; County of Seneca v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Ulster v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Westchester v. Abbott Laboratories, Inc., et al; County of Wyoming v. Abbott Laboratories, Inc., et al.; and County of Yates v. Abbott Laboratories, Inc., et al.

One previously reported case is pending in the Supreme Court of the State of New York, Erie County: County of Erie v. Abbott Laboratories, Inc., et al.

There is a previously reported case pending in Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al.

There is a previously reported case pending in the Chancery Court of Hinds County, Mississippi against EPI and numerous other pharmaceutical companies: State of Mississippi v. Abbott Laboratories, Inc., et al.

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

11. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income available to common stockholders	$20,538	$13,815
Denominator:
For basic per share data — weighted average shares	132,877	131,871
Effect of dilutive stock options	913	958

For diluted per share data — weighted average shares	133,790	132,829
Basic earnings per share	$0.15	$0.10

Diluted earnings per share	$0.15	$0.10

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

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our late-stage branded product pipeline includes two filed New Drug Applications, or NDAs, two products in Phase III clinical trials and three products in Phase II clinical trials.

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

Recent Developments

On December 22, 2005, we filed the complete responses to the U.S. Food and Drug Administration’s approvable letters on the company’s New Drug Applications (NDAs) for each of its investigational products oxymorphone extended-release (oxymorphone ER) and immediate-release (oxymorphone IR) tablets. As previously disclosed on October 20, 2003, the FDA issued approvable letters for oxymorphone ER and IR tablets but had requested that we address certain questions and provide more clarification and information, including data from additional clinical trials to further confirm the safety and efficacy of these products. Under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA confirmed our six-month PDUFA date as June 22, 2006, which is the date on which we expect to receive “action letters” from the FDA on these filings. If approved, we expect to launch oxymorphone ER and IR in the second half of 2006. Oxymorphone ER would compete in the market for long-acting, strong opioids. In order to meet the FDA’s October 2003 request for more clinical information for oxymorphone ER, we conducted two separate multi-center, randomized, double-blind, placebo-controlled, 12-week, parallel group trials evaluating this product in two distinct groups of patients with chronic low back pain: opioid-naive and opioid-experienced. These trials demonstrated statistically (p<0.0001) and clinically significant efficacy in these patient populations. The trial involving opioid-naive patients was conducted under the FDA’s Special Protocol Assessment (SPA) process. We also reported that the complete response to the oxymorphone IR approvable letter included previously disclosed positive results for a placebo-controlled, multi-center Phase III trial for oxymorphone IR in the treatment of acute post-operative pain. Endo also conducted this study under the FDA’s SPA process. The data from the two new oxymorphone ER Phase III studies and from the one oxymorphone IR Phase III study will supplement the previously submitted Phase III trials for both products that the company believes the FDA already has accepted as demonstrating efficacy in the intended patient populations.

On January 6, 2006, we announced the appointment of John J. Delucca to our Board of Directors. An independent, outside director, Mr. Delucca also has been appointed as the Chairman of the audit committee of the Board of Directors. He replaced Frank J. Loverro, a managing director of Kelso & Company, who had been a member of the Board since July 2000 and who resigned on January 6, 2006. Mr. Delucca, 62, was executive vice president and chief financial officer of the REL Consultancy Group until his retirement in 2004. Prior to that, he served as chief financial officer and executive vice president, finance & administration, of Coty, Inc., from 1999 to 2002. From 1993 to 1999, he was senior vice president and treasurer of RJR Nabisco, Inc. During his career, he also served in executive positions for Hascoe Associates, Inc., The Lexington Group, the Trump Group, International Controls Corp., and Textron, Inc. Mr. Delucca is currently a non-executive director and chairs the audit committees of ITC Deltacom, Enzo Biochem, Inc. and The Elliot Company. He also serves as a non-executive director and deputy chairman of the audit committee of British Energy PLC.

In January 2006, the Company signed a license agreement with ZARS Pharma that granted the Company the exclusive North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. Under the terms of this agreement, the Company paid ZARS an upfront fee of $11 million, with additional payments of up to approximately $27 million upon achievement of certain commercial milestones, $8 million of which will be due upon the first commercial sale of the product, which is expected in the second half of 2006. The Company will also pay ZARS undisclosed royalties on net sales of SyneraTM. SyneraTM is a topical local anesthetic patch for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM is expected to become commercially available in the second half of 2006.

In January 2006, the Company completed a public offering of 15,000,000 shares of its common stock by certain of its stockholders. All of these shares were already issued and outstanding, except for approximately 40,000 shares representing shares underlying outstanding stock options. Endo Pharma LLC sold the majority of the shares sold. Certain members of management have an ownership interest in Endo Pharma LLC. Shares were also sold by management and certain members of the board of directors of the Company. In March 2006, the Company completed a public offering of 10,510,108 shares of its common stock by certain of its stockholders. All of these shares were already issued and outstanding, except for approximately 26,250 shares representing shares underlying outstanding stock options. Endo Pharma LLC sold the majority of the shares sold. Certain members of management have an ownership interest in Endo Pharma LLC. Shares were also sold by certain members of management and certain members of the board of directors of the Company. Following completion of these offerings, Endo Pharma LLC holds less than 1% of Endo’s outstanding common stock.

On March 15, 2006, Brian T. Clingen and Michael W. Mitchell resigned from our board of directors in order to devote more time to their respective current activities. In addition, Michael B. Goldberg and David I. Wahrhaftig, both managing directors of Kelso, also resigned from our board of directors effective on the same date; these resignations are consistent with Kelso’s practice of not having its partners serve on the boards of directors of public companies unless Kelso’s level of beneficial stock ownership in the company is significant and warrants such participation. Following such resignations, our board of directors had seven board members, including John J. Delucca who was appointed on January 6, 2006 to replace Endo board member Frank J. Loverro, a managing director of Kelso, who resigned as a board member on that date. On April 20, 2006, we announced the appointment of Michel de Rosen to our Board of Directors. An independent, outside director, Mr. de Rosen is also a member of the Nominating Committee of the Board of Directors. Mr. de Rosen has served as the chairman of the board of directors of ViroPharma Incorporated since September 2002, president and chief executive officer since August 2000, and as a director since May 2000. From 1993 to 1999, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Sanofi-Aventis), including chairman and chief executive officer from May 1995 until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and subsequently served in several leading government positions. Mr. de Rosen also served in various executive roles in industry prior to 1993. Mr. de Rosen also is a director of ABB Ltd. We continue to have an active process to identify potential candidates qualified to serve as members of our board of directors and may propose such persons for election or appointment in the future.

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

On April 19, 2006, we announced that our executive vice president, chief financial officer and treasurer Jeffrey R. Black intends to retire in August 2006. A nationally recognized executive search firm will lead the search to replace Mr. Black, which will include both internal and external candidates. Mr. Black will continue to serve in his role during the search and through a transition period for his replacement.

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and compensation paid by Endo Pharma LLC, impairment of intangible assets, and upfront, milestone and certain other payments made or accrued pursuant to licensing agreements.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, inventories and related inventory reserves, the potential impairment of goodwill and other intangible assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates. Our most critical accounting policies and estimates are described below:

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. The provision for chargebacks is one of the most significant and the most complex estimate used in the recognition of our revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, estimated wholesaler inventory levels and estimated future trends. We also establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. We estimate an accrual for Medicaid rebates as a reduction of revenue at the time product sales are recorded. The Medicaid rebate reserve is estimated based upon the historical payment experience, historical relationship to revenues and estimated future trends. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience. Royalties represent amounts accrued pursuant to the license agreement with Hind Healthcare Inc. (Hind). Royalties, payable to Hind, are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Royalties are paid to Hind at a rate of 10% of net sales of Lidoderm®. Our return policy allows customers to receive credit for expired products within three to six months prior to expiration and within one year after expiration. We estimate the provision for product returns based upon the historical experience of returns for each product, historical relationship to revenues, estimated future trends, estimated customer inventory levels and other competitive factors. We continually monitor the factors that influence each type of sales deduction and make adjustments as necessary. During the three months ended March 31, 2006 and 2005, adjustments for prior periods’ sales deduction accruals have not been material.

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

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2006, goodwill and other intangibles comprised approximately 22% of our total assets and 32% of our stockholders’ equity. During the three months ended March 31, 2006, licenses increased by $11 million as a result of the acquisition of the rights to Synera™ (See Note 4 in Part I. Item 1.). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

We have one reportable segment, pharmaceutical products. Goodwill arose as a result of the August 26, 1997 acquisition of certain branded and generic pharmaceutical products, related rights and certain assets of the then DuPont Merck Pharmaceutical Company (n/k/a Bristol-Myers Squibb Pharma Company) and the July 17, 2000 acquisition of Algos. Although goodwill arose in two separate transactions, the components of our operating segment have been integrated and are managed as one reporting unit. Our components extensively share assets and other resources with the other components of our business and have similar economic characteristics. In addition, our components do not maintain discrete financial information. Accordingly, the components of our business have been aggregated into one reporting unit and are evaluated as such for goodwill impairment. Goodwill is evaluated for impairment on an annual basis on January 1st of each year unless events or circumstances indicate that an impairment may have occurred between annual dates. On January 1, 2006 and 2005, our goodwill was evaluated for impairment and, based on the fair value of our reporting unit, no impairment was identified.

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from ten to twenty years, with a weighted average useful life of approximately 15 years. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products and/or various other competitive factors. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. During the three months ended March 31, 2005, the Company expensed $20 million with respect to the acquisitions of marketing and development license rights for two products that are currently in development. We expensed the cost of these license rights based on the fact that we acquired both marketing and development rights for products that do not have regulatory approval and that do not have currently identifiable alternative future uses. As such, it was determined that the cost of the right to develop the products and the cost of the right to market the products were inextricably linked and therefore expensed in the accompanying financial statements. Patents acquired in the Algos merger are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

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

Our goodwill and other intangible assets consist of the following at March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$123,100	$112,100
Patents	3,200	3,200

	126,300	115,300
Less accumulated amortization	(18,135)	(16,235)

Other Intangibles, net	$108,165	$99,065

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2005 is as follows (in thousands):

2006	$8,335
2007	8,335
2008	8,335
2009	8,335
2010	8,335

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $2.3 million ($2.0 million in selling, general and administrative expenses and $0.3 million in research and development expenses) and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.17 and $0.16, respectively, if the Company had not adopted Statement No. 123(R), compared to reported basic and diluted earnings per share of $0.15 and $0.15, respectively.

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the option was calculated using the simplified method.

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $35.2 million. The weighted average remaining requisite service period of the non-vested stock options was 2.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

The following table presents our net sales by product category for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Lidoderm®	$125,072	$64,100
Percocet®	27,495	27,419
Frova®	6,972	6,131
DepoDur®	897	—
Other brands	3,885	2,821

Total brands	164,321	100,471
Oxycodone extended-release	8,981	—
Other generics	31,741	37,283

Total generics	40,722	37,283

Total net sales	$205,043	$137,754

The following table presents our net sales as a percentage of total net sales for select products for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Lidoderm®	61%	47%
Percocet®	13	20
Frova®	3	4
DepoDur®	1	—
Other brands	2	2

Total brands	80	73
Oxycodone extended-release	4	—
Other generics	16	27

Total generics	20	27

Total	100%	100%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 increased to $205.0 million from $137.8 million in the comparable 2005 period. This increase in net sales was primarily due to the increases in the net sales of Lidoderm® and our generic oxycodone extended-release product, sales of which were not present in the comparable 2005 period. These increases were offset by the reduction in the sales of certain of our other generic products. Net sales of Lidoderm® increased by 95% to $125.1 million from $64.1 million in the comparable 2005 period due to the continued prescription growth of the product. Net sales of our other generic products decreased by 15% to $31.7 million from $37.3 million in the comparable 2005 period primarily due the reduction in the net sales of Endocet®, which experienced additional generic competition that has decreased both our market share as well as the price of this generic product. Net sales from our generic oxycodone extended-release product, which we launched in June 2005, were $9.0 million in the three months ended March 31, 2006. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due primarily to the expected increases in the net sales of Lidoderm® partially offset by generic competition with our generic oxycodone extended-release tablets, Percocet®, and Endocet®, we expect net sales in 2006 to be approximately $860 to $880 million. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three months ended March 31, 2006 increased by 44% to $156.3 million from $108.2 million in the comparable 2005 period. Gross profit margins decreased to 76% from 79% in the comparable 2005 period. This decrease is primarily attributable to the lower gross margins of our generic products as a result of increased competition and a change in product mix referred to above. We expect gross profit margins to decrease in 2006 versus 2005 due to our product mix as well as competition with our products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 increased by 88% to $100.2 million from $53.4 million in the comparable 2005 period. This increase was primarily due to the accrual of compensation expense and the related employer payroll taxes of approximately $41.3 million, which will be funded entirely by Endo Pharma LLC and are related to the one-time bonuses Endo Pharma LLC paid or to be paid to certain of our executives (see “Note 9. RELATED PARTY TRANSACTIONS – Executive Compensation”), as well as the recording of stock-based compensation expense of approximately $2.0 million as a result of the adoption of SFAS 123(R) on January 1, 2006 and an increase in sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the pre-launch expenses for oxymorphone ER and IR and SyneraTM, the FDA-approved topical local anesthetic patch for use on intact skin to provide local dermal anesthesia in children and adults. During 2006, we anticipate our SG&A expenses will be higher than in 2005 as we increase our level of investment in educational and promotional activities as well as overall support of our business, including supporting the pre-launch activities for oxymorphone ER and IR.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2006 decreased to $25.2 million from $31.0 million in the comparable 2005 period. This decrease is primarily related to $20 million expensed during the three months ended March 31, 2005 related to the upfront payments to license the topical ketoprofen patch and the transdermal sufentanil patch offset by approximately $10.2 million in milestone payments recorded during the three months ended March 31, 2006 primarily related to RapinylTM and the topical ketoprofen patch and our increased developmental efforts with respect to the advancement of other recently acquired products. Excluding milestone payments to partners, we anticipate increasing our research and development spending in 2006 over 2005, primarily for continuing clinical development of RapinylTM, our topical ketoprofen patch and our transdermal sufentanil patch.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2006 increased to $4.0 million from $3.6 million in the comparable 2005 period primarily due to an increase in amortization expense as a result of new license rights acquired during 2006 and an increase in depreciation expense as a result of an increase in capital expenditures. We expect depreciation and amortization to continue to increase as we increase our capital expenditures and as we continue to license in products and technologies.

Interest Income, Net. Interest income, net for the three months ended March 31, 2006 increased to $4.6 million compared to $1.9 million in the comparable 2005 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the first quarter of 2006 compared to the first quarter of 2005.

Income Tax. Income tax for the three months ended March 31, 2006 increased to $11.0 million from $8.3 million in the comparable 2005 period. This increase is due to the increase in income before income tax for the three months ended March 31, 2006 partially offset by a decrease in our effective income tax rate to 35.0% from 37.5%. This decrease in the effective income tax rate is primarily related to research and development tax credits.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Under our credit facility, which expires in December 2006, we may borrow up to $75.0 million on a revolving basis for certain purposes as described below. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $165.3 million for the three months ended March 31, 2006 from $32.1 million for the three months ended March 31, 2005. Significant components of the $165.3 million of operating cash flows for the three months ended March 31, 2006 included net income of $20.5 million, selling, general and administrative expenses to be funded by Endo Pharma LLC of $41.3 million, decrease in accounts receivable of $70.0 million due to collections of accounts receivable, increases in accounts payable of $18.6 million and a decrease in income taxes receivable of $49.6 million due to the receipt of income tax refunds partially offset by a $36.5 million increase in accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $14.9 million for the three months ended March 31, 2006 from $5.8 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company paid $3.9 million for capital expenditures and $11.0 million for the purchase of a license right. During the three months ended March 31, 2005, the Company had capital expenditures of $5.8 million primarily related to our new corporate office space in Chadds Ford, Pennsylvania.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased to $67.4 million for the three months ended March 31, 2006 from $0.3 million provided by financing activities for the three months ended March 31, 2005. The increase is primarily due to a $96.7 million payment to Endo Pharma LLC pursuant to the tax sharing agreement partially offset by the tax benefits of stock options exercised of $28.4 and an increase in the proceeds received from the exercise of stock options.

Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. At this time, we do not intend to renew this credit facility. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we initially filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. As of March 31, 2006, we have not borrowed any amounts under our credit facility.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of March 31, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2006, approximately $740 million), which is estimated to result in a tax benefit amount of approximately $285 million. Under the tax sharing agreement, we are required to pay this $285 million, $153 million of which has already been paid as of March 31, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2006. As of March 31, 2006, our net tax sharing liability due to Endo Pharma LLC is approximately $125.6 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the three months ended March 31, 2006, approximately 2.4 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $27 million, which is included in our net tax sharing liability of $125.6 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of March 31, 2006, there were approximately 0.4 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $12 million, which could result in a tax benefit amount of approximately $5 million payable to Endo Pharma LLC in 2007 and beyond.

As of March 31, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Settlement of Contingent Obligation. During the three months ended March 31, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the three months ended March 31, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as a capital contribution by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the three months ended March 31, 2006. These payments were made in April 2006. In addition, a portion of these bonus payments may, subject to IRS regulations, be permitted to be deducted for income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses were funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the three months ended March 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.81 per share, the closing price on March 31, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the three months ended March 31, 2006 follows:

DURECT Corporation

In January 2006, DURECT and Endo entered into Amendment No. 3 to the DURECT CHRONOGESIC™ License Agreement. Prior to this amendment, in addition to other specified termination rights provided to both parties, the Agreement provided Endo with a right to terminate the Agreement starting January 1, 2006 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before January 1, 2006, provided that Endo provided DURECT written notice of such termination prior to January 31, 2006. Under Amendment No. 3, the foregoing termination right was amended to provide Endo with the right to terminate the Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2007. Under Amendment No. 3, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2007. Commencing on May 1, 2007, unless the Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the Agreement.

Noven Pharmaceuticals, Inc.

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

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million, which we capitalized in January 2006, and we may be required to make additional payments to ZARS of up to approximately $27 million upon achievement of certain commercial milestones, $8 million of which will be due upon the first commercial sale of the product, which is expected in the second half of 2006. We are amortizing this intangible asset over its estimated useful life of 10 years. We will also pay ZARS royalties on net sales of SyneraTM.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through March 31, 2006, $5.2 million of which has been included in research and development expense during the three months ended March 31, 2006.

ProEthic Pharmaceuticals, Inc.

Under the terms of the agreement, we accrued a $5 million milestone payment during the three months ended March 31, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones.

Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and compensation paid by

Endo Pharma LLC, impairment of intangible assets, and upfront, milestone and certain other payments made or accrued pursuant to licensing agreements. Further, a substantial portion of our net sales are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS No. 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement was effective for inventory costs incurred beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 was effective for nonmonetary asset exchanges occurring after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial position.

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

On December 21, 2001, we entered into a credit facility that provides for a line of credit of $75.0 million. The line of credit matures on December 21, 2006. At this time, we do not intend to renew this credit facility. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we initially filed with the Securities and Exchange Commission on April 30, 2004. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. Borrowings under the new credit facility are variable rate borrowings. There are no amounts outstanding under the credit facility. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments that could expose us to significant market risk. We monitor interest rates and enter into interest rate agreements as considered appropriate.

As of March 31, 2006, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At March 31, 2006, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $9.8 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at March 31, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $2.4 million, $3.9 million and $4.9 million, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

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

Date: May 10, 2006

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

10.14

Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15

Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16

Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt(incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1

First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2

Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

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

10.41

Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42

Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2

Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3

Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4

Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.43

Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.2

Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44

Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45

Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1

Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.46

License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1

Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47

Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48

License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1

Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2

Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3

First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.49

Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002