Form 10-Q
period 2006-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2006-08-09
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

Common Stock, $0.01 par value: 133,237,222 shares as of August 3, 2006.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$612,704	$500,956
Accounts receivable, net	259,656	290,826
Income taxes receivable	—	66,461
Inventories, net	61,798	50,983
Prepaid expenses and other current assets	7,802	14,445
Deferred income taxes	63,507	69,714

Total current assets	1,005,467	993,385

PROPERTY AND EQUIPMENT, Net	34,681	38,001
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	113,898	99,065
NOTE RECEIVABLE	50,882	48,925
OTHER ASSETS	9,259	11,223

TOTAL ASSETS	$1,395,266	$1,371,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,777	$94,787
Accrued expenses	178,185	214,276
Due to Endo Pharma LLC	106,483	200,450
Income taxes payable	12,047	—

Total current liabilities	403,492	509,513

DEFERRED INCOME TAXES	16,565	14,637
OTHER LIABILITIES	2,788	4,158
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 133,114,865 and 132,800,873 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,331	1,328
Additional paid-in capital	671,346	619,336
Retained earnings	299,166	220,992
Accumulated other comprehensive income	578	1,714

Total stockholders’ equity	972,421	843,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,395,266	$1,371,678

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$228,020	$196,380	$433,063	$334,134
COST OF SALES	50,408	42,258	99,145	71,843

GROSS PROFIT	177,612	154,122	333,918	262,291
COSTS AND EXPENSES:
Selling, general and administrative	64,264	55,847	164,431	109,207
Research and development	19,772	17,458	44,926	48,440
Depreciation and amortization	4,346	3,698	8,308	7,294

OPERATING INCOME	89,230	77,119	116,253	97,350

INTEREST INCOME, Net of interest expense of $373, $485, $855 and $959, respectively	5,658	2,109	10,221	3,968

INCOME BEFORE INCOME TAX	94,888	79,228	126,474	101,318
INCOME TAX	37,252	30,182	48,300	38,457

NET INCOME	$57,636	$49,046	$78,174	$62,861

NET INCOME PER SHARE:
Basic	$0.43	$0.37	$0.59	$0.48
Diluted	$0.43	$0.37	$0.58	$0.47
WEIGHTED AVERAGE SHARES:
Basic	133,051	131,973	132,964	131,922
Diluted	133,936	132,929	133,864	132,879

See notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$78,174	$62,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,308	7,294
Stock-based compensation	5,536	—
Accretion of interest on note receivable	(620)	(620)
Deferred income taxes	8,856	(4,916)
Tax benefits of stock options exercised	—	2,303
Amortization of deferred financing costs	191	192
Loss on disposal of property and equipment	902	186
Selling, general and administrative expenses to be funded by Endo Pharma LLC	41,330	2,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	31,170	(86,092)
Inventories	(10,815)	673
Note receivable	(1,337)	(1,273)
Prepaid and other assets	6,576	1,960
Accounts payable	14,945	6,842
Accrued expenses	(35,716)	9,199
Due to Endo Pharma LLC	(24,900)	—
Other liabilities	—	275
Income taxes receivable/payable	78,508	24,346

Net cash provided by operating activities	201,108	25,230

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,196)	(7,294)
Proceeds from the sale of property and equipment	67	1
Acquisitions of license rights	(19,000)	—

Net cash used in investing activities	(24,129)	(7,293)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(1,294)	(1,064)
Tax sharing payments to Endo Pharma LLC	(96,715)	(21,422)
Tax benefits of stock options exercised	29,849	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	2,929	2,851

Net cash used in financing activities	(65,231)	(19,635)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,748	(1,698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	500,956	278,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,704	$276,336

SUPPLEMENTAL INFORMATION:
Interest paid	$388	$193
Income taxes paid	$159	$16,801
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$185	$3,469
Change in accrual for purchases of property and equipment	$(2,955)	$(2,524)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of our operations and our cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K. During 2005, the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, are now more appropriately shown as a non-cash investing activity, as opposed to cash used in investing activities, until paid by the Company. Accordingly, the Company’s financial statements for the six months ended June 30, 2005 have now been revised to reflect an increase in cash provided by operating activities with a corresponding increase in cash used in investing activities of approximately $2.5 million. Purchases of property and equipment acquired on account have now been presented as a supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents previously reported. Certain other prior period amounts, within the statement of operations, have been reclassified to conform to the current period presentation.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of this Interpretation on its financial statements.

3. INVENTORIES, NET

Inventories are comprised of the following at June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Raw Materials	$7,065	$13,094
Work-in-Process	20,362	7,868
Finished Goods	34,371	30,021

Total	$61,798	$50,983

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

ZARS Pharma

On January 6, 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the U.S. Food and Drug Administration on June 23, 2005, SyneraTM became commercially available in June 2006.

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and $8 million upon the commercial launch of the product in June 2006, which we capitalized as an intangible asset during the six months ended June 30, 2006 representing the fair value of these rights, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are amortizing this intangible asset over its estimated useful life of 10 years. We are also required to pay ZARS royalties on net sales of SyneraTM. As of June 30, 2006, we have deferred the recognition of net sales of Synera™ of approximately $1 million.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

5. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$131,100	$112,100
Patents	3,200	3,200

	134,300	115,300
Less accumulated amortization	(20,402)	(16,235)

Other Intangibles, net	$113,898	$99,065

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2006, goodwill and other intangibles comprised approximately 21% of our total assets and 30% of our stockholders’ equity. During the six months ended June 30, 2006, licenses increased by $19 million as a result of the acquisition of the rights to Synera™ (See Note 4). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Licenses and patents are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations. During the six months ended June 30, 2006, due to the delay in the anticipated commercial success of DepoDur®, we evaluated our SkyePharma intangible asset, which had a net book value of $15.4 million at June 30, 2006, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, and a continued lack of forecasted commercial success could lead to an impairment loss in a future period.

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2005 is as follows (in thousands):

2006	$8,756
2007	9,177
2008	9,177
2009	9,177
2010	9,177

6. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. Vernalis has elected to defer the payment of the first four semi-annual interest amounts otherwise due January 31 and July 31 totaling approximately $5.0 million.

We estimated that an approximate fair market rate of interest for this type of secured loan was 8% per annum and therefore recorded the note receivable at its present value at inception of $43.8 million. The note receivable is being accreted up to its face amount at maturity using the effective interest method, and thus the effective interest rate over the five-year term will be 8% per annum. The difference of $6.2 million between the face amount of the note and its present value at inception was treated as additional consideration paid to acquire the license rights and has been included in Other Intangibles.

7. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$57,636	$49,046	$78,174	$62,861
Other comprehensive income:
Unrealized (losses)/gains on securities, net of tax	(2,358)	1,373	(1,136)	1,714

Total comprehensive income	$55,278	$50,419	$77,038	$64,575

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

Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. As of June 30, 2006, only stock options have been awarded under both plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute the ownership interests of our public stockholders.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $3.2 million ($2.9 million in selling, general and administrative expenses and $0.3 million in research and development expenses) and $2.0 million lower, respectively, and for the six months ended June 30, 2006, are $5.5 million ($4.9 million in selling, general and administrative expenses and $0.6 million in research and development expenses) and $3.4 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are both $0.01 lower, and for the six months ended June 30, 2006 are both $0.03 lower, than if the Company had not adopted Statement No. 123(R).

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $29.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock-based compensation plans for the three and six months ended June 30, 2005 (in thousands, except per share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$49,046	$62,861
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,872)	(3,572)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	719	1,356

Pro forma net income	$47,893	$60,645

Basic earnings per share, as reported	$0.37	$0.48
Basic earnings per share, pro forma	$0.36	$0.46
Diluted earnings per share, as reported	$0.37	$0.47
Diluted earnings per share, pro forma	$0.36	$0.46
Weighted average shares outstanding
Basic	131,973	131,922
Diluted	132,929	132,879

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

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,299,430	$14.78
Granted	1,485,149	$28.76
Exercised	(313,992)	$9.33
Forfeited	(120,002)	$21.30
Expired	(4,123)	$19.69

Outstanding, June 30, 2006	4,346,462	$19.76	8.06	$54,535,089
Vested and expected to vest, June 30, 2006	4,152,285	$19.51	8.01	$53,161,001
Exercisable, June 30, 2006	1,262,419	$13.25	6.73	$24,059,326

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $6.7 million. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2006 and 2005 were $15.59 per option and $10.94 per option, respectively, determined using the following assumptions:

	2006	2005
Average expected term (years)	6.25	5.0
Risk-free interest rate	4.59%	3.7%
Dividend yield	0.00	0.00
Expected volatility	50%	58%

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $32.3 million. The weighted average remaining requisite service period of the non-vested stock options was 2.6 years. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,809,265	$2.42
Granted	—	$—
Exercised	(2,442,652)	$2.42
Forfeited	(182)	$2.42

Outstanding, vested and exercisable, June 30, 2006	366,431	$2.42	1.16	$10,952,621

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $71.4 million.

As of June 30, 2006, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans.

9. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of June 30, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2006, approximately $741 million), which is estimated to result in a tax benefit amount of approximately $286 million. Under the tax sharing agreement, we are required to pay this $286 million, $153 million of which has already been paid as of June 30, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2006. As of June 30, 2006, our net liability due to Endo Pharma LLC is approximately $106.5 million, which includes a receivable from Endo Pharma LLC of approximately $19 million related to the payment of the executive compensation noted below. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the six months ended June 30, 2006, approximately 2.4 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $27 million, which is included in our net liability due to Endo Pharma LLC of $106.5 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of June 30, 2006, there were approximately 0.4 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $12 million, which could result in a tax benefit amount of approximately $5 million payable to Endo Pharma LLC in 2007 and beyond.

As of June 30, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Settlement of Contingent Obligation. During the six months ended June 30, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the six months ended June 30, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as a capital contribution by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the six months ended June 30, 2006. These payments were made by the Company in April 2006 and have been recorded as a receivable due from Endo Pharma LLC. In addition, a portion of these bonus payments may, subject to IRS regulations, be permitted to be deducted for income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the six months ended June 30, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

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

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended June 30, 2006 and 2005, we accrued $15.6 million and $11.1 million for these royalties to Hind, respectively. During the six months ended June 30, 2006 and 2005, we accrued $29.4 million and $18.2 million for these royalties to Hind, respectively.

Penwest Pharmaceuticals

Under the terms of the amended and restated strategic alliance agreement with Penwest Pharmaceuticals Co. (Penwest), Penwest is entitled to receive royalties equal to a percentage beginning at 50%, which could decline to 40% based upon the achievement of certain criteria, of the net realization (as defined in the agreement) of oxymorphone ER, now known as Opana® ER. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of this product on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of the costs of Opana® ER, which was approved by the FDA in June 2006. We expect to recoup, from the future royalties due to Penwest, the full amount of what Penwest should have contributed in the pre-approval period had it not exercised such right. As June 30, 2006, no recoveries from Penwest have been recorded.

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

SkyePharma, Inc.

Under the terms of our agreement with SkyePharma, we are required to pay to SkyePharma a share of DepoDur® sales revenue, which share may increase from 20% initially, to a maximum of 60%, of net sales as sales achieve certain thresholds. In addition, future milestone payments of $15 million and $20 million may be due SkyePharma in the first calendar year in which net sales of DepoDur® exceed $125 million and $175 million, respectively. Under the terms of the agreement, SkyePharma supplies the finished product to us. In July 2006, SkyePharma announced that their independent audit report included in the Company’s UK Annual Report and Annual Report on Form 20-F for the year ended December 31, 2005 contained an explanatory paragraph relating to the Company’s ability to continue as a going concern. In the event of any interruption in the manufacture and supply of this product, there can be no assurance that we could make alternative arrangements on a timely basis, if at all. Such interruption could impact our results of operations and lead to an impairment of our SkyePharma license intangible asset, which has a net book value of approximately $15.4 million at June 30, 2006.

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

Vernalis Development Limited

Under the terms of our license agreement with Vernalis, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America, we will make anniversary payments for the first two years of $15 million in 2005 and 2006 (the first $15 million anniversary payment was made in September 2005), and a $40 million milestone payment upon FDA approval for the menstrual migraine indication for Frova®. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to repay the $50 million loan we provided to Vernalis in August 2004 (See Note 6). In addition, Vernalis will receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova®. On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, is related to our license agreement with Vernalis. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States. Vernalis has exercised its co-promotion option, and the co-promotion agreement, as amended, sets forth the certain specific terms and conditions governing such co-promotion and amends, restates and supersedes certain sections of the license agreement. Under the terms of both the license and co-promotion agreements, both as amended, we reimburse Vernalis for certain defined costs of their sales personnel beginning in January 2006.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through June 30, 2006, $5.2 million of which has been included in research and development expense during the six months ended June 30, 2006. This agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. In addition, this license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement is until the later of (i) the expiration of the applicable patents or (ii) the expiration of any market exclusivity right related to Rapinyl™. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

ProEthic Pharmaceuticals, Inc.

On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment, which was expensed as research and development during the six months ended June 30, 2005, we recorded a $5 million milestone payment during the six months ended June 30, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement shall be until the later of (i) the expiration of the applicable patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

Zars Pharma

On January 6, 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in June 2006. Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and another $8 million in June 2006 upon the first commercial shipment of the product, both of which were capitalized as an intangible asset during the six months ended June 30, 2006, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are also required to pay ZARS royalties on net sales of SyneraTM.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, of and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. As of June 30, 2006, we have invested $2.7 million in this partnership and are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at June 30, 2006.

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

On February 1, 2006, the Federal Circuit granted Purdue’s motion for panel rehearing, vacated the June 7, 2005 decision of the district court, and remanded to the district court for further proceedings. The Federal Circuit’s decision on rehearing directs the district court to give further consideration to its previous finding of unenforceability due to inequitable conduct. The Federal Circuit also affirmed the district court’s finding that Endo’s oxycodone extended-release tablets infringe the Purdue patents. Briefing on the issues of inequitable conduct left open on remand was completed on July 5, 2006 . The District Court has indicated that it may hear oral argument, but has not scheduled a date for such argument.

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

One previously reported case is pending in the Supreme Court of the State of New York, Erie County: County of Erie v. Abbott Laboratories, Inc., et al. Two additional cases containing similar allegations to the case brought by the County of Erie naming EPI and numerous other pharmaceutical companies have been filed in state court in New York: County of Oswego v. Abbott Laboratories, Inc., et al., filed in May 2006 in the Supreme Court of the State of New York, Oswego County; and County of Schenectady v. Abbott Laboratories, Inc., et al., filed in May 2006 in the Supreme Court of the State of New York, Schenectady County.

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

11. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$57,636	$49,046	$78,174	$62,861
Denominator:
For basic per share data — weighted average shares	133,051	131,973	132,964	131,922
Effect of dilutive stock options	885	956	900	957

For diluted per share data — weighted average shares	133,936	132,929	133,864	132,879
Basic earnings per share	$0.43	$0.37	$0.59	$0.48

Diluted earnings per share	$0.43	$0.37	$0.58	$0.47

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

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our late-stage branded product pipeline includes one filed Supplemental New Drug Application, or sNDA, two products in Phase III clinical trials and two products in Phase II clinical trials.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 590 sales representatives in the United States, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Recent Developments

On June 23, 2006, we announced that the U.S. Food and Drug Administration (FDA) granted final approval of the company’s New Drug Applications (NDAs) for its extended- release and immediate-release formulations of oxymorphone hydrochloride. These products are now known under the trade names Opana® ER tablets and Opana® tablets. A new oral extended-release opioid analgesic option for patients, Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time and is not intended to be used on an as-needed basis. This is the first time oxymorphone will be available in an oral, extended-release formulation. Opana® ER will be available in 5mg, 10mg, 20mg and 40mg tablets. Opana® (the immediate release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and will be available in 5mg and 10mg tablets. Both products became commercially available in the U.S. in July 2006.

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

In January 2006, the Company signed a license agreement with ZARS Pharma that granted the Company the exclusive North American rights to the SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical anesthetic patch. On June 19, 2006, we announced the commercial availability of Synera™ (lidocaine 70mg and tetracaine 70mg). Synera™ is the first self-contained topical patch for prevention of pain associated with superficial venous access and superficial dermatological procedures in patients three years of age and older.

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

On April 19, 2006, we announced that our executive vice president, chief financial officer and treasurer Jeffrey R. Black intends to retire in August 2006. A nationally recognized executive search firm is leading the search to replace Mr. Black, which has included both internal and external candidates.

On July 19, 2006, we and Vernalis plc announced that we had submitted to the FDA a supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per month) prevention of menstrual migraine (MM). This submission contains data from previously reported pivotal Phase III studies that met their primary efficacy endpoints of reduction in incidence in MM. If the sNDA is approved by the FDA, Frova® will be the only triptan indicated in the U.S. for the prevention of MM. Currently, Frova® is FDA-approved for the acute treatment of migraine attacks with or without aura in adults where a clear diagnosis of migraine has been established.

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

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. The provision for chargebacks is one of the most significant and the most complex estimate used in the recognition of our revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, estimated wholesaler inventory levels and estimated future trends. We also establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. We estimate an accrual for Medicaid and Medicare Part D rebates as a reduction of revenue at the time product sales are recorded. The Medicaid and Medicare Part D rebate reserves are estimated based upon the historical payment experience, historical relationship to revenues and estimated future trends. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience. Royalties represent amounts accrued pursuant to the license agreement with Hind Healthcare Inc. (Hind). Royalties, payable to Hind, are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Royalties are paid to Hind at a rate of 10% of net sales of Lidoderm®. Our return policy allows customers to receive credit for expired products within three to six months prior to expiration and within one year after expiration. We estimate the provision for product returns based upon the historical experience of returns for each product, historical relationship to revenues, estimated future trends, estimated customer inventory levels and other competitive factors. We continually monitor the factors that influence each type of sales deduction and make adjustments as necessary. During the six months ended June 30, 2006, adjustments for prior periods’ sales deduction accruals amounted to approximately $1.5 million related to the reversal of 2005 excess accruals.

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2006, goodwill and other intangibles comprised approximately 21% of our total assets and 30% of our stockholders’ equity. During the six months ended June 30, 2006, licenses increased by $19 million as a result of the acquisition of the rights to Synera™ (See Note 4 in Part I. Item 1.). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Licenses and patents are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations. During the six months ended June 30, 2006, due to the delay in the anticipated commercial success of DepoDur®, we evaluated our SkyePharma intangible asset, which had a net book value of $15.4 million at June 30, 2006, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, and a continued lack of forecasted commercial success could lead to an impairment loss in a future period.

Our goodwill and other intangible assets consist of the following at June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$131,100	$112,100
Patents	3,200	3,200

	134,300	115,300
Less accumulated amortization	(20,402)	(16,235)

Other Intangibles, net	$113,898	$99,065

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2005 is as follows (in thousands):

2006	$8,756
2007	9,177
2008	9,177
2009	9,177
2010	9,177

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $3.2 million ($2.9 million in selling, general and administrative expenses and $0.3 million in research and development expenses) and $2.0 million lower, respectively, and for the six months ended June 30, 2006, are $5.5 million ($4.9 million in selling, general and administrative expenses and $0.6 million in research and development expenses) and $3.4 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are both $0.01 lower, and for the six months ended June 30, 2006 are both $0.03 lower, than if the Company had not adopted Statement No. 123(R).

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the option was calculated using the simplified method. Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $32.3 million. The weighted average remaining requisite service period of the non-vested stock options was 2.6 years. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

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

The following table presents our net sales by product category for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Lidoderm®	$140,822	$100,464	$265,894	$164,564
Percocet®	22,142	24,765	49,637	52,184
Frova®	13,046	8,677	20,018	14,808
DepoDurTM	663	2,256	1,560	2,256
Other brands	2,651	2,648	6,536	5,469

Total brands	179,324	138,810	343,645	239,281
Oxycodone extended release	15,311	29,219	24,292	29,219
Other generics	33,385	28,351	65,126	65,634

Total generics	48,696	57,570	89,418	94,853

Total net sales	$228,020	$196,380	$433,063	$334,134

The following table presents our net sales of select products as a percentage of total net sales for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Lidoderm®	62%	51%	61%	49%
Percocet®	10%	13%	11%	16%
Frova®	6%	5%	5%	4%
DepoDurTM	—	1%	—	1%
Other brands	1%	1%	2%	2%

Total brands	79%	71%	79%	72%
Oxycodone extended release	7%	15%	6%	9%
Other generics	14%	14%	15%	19%

Total generics	21%	29%	21%	28%

Total net sales	100%	100%	100%	100%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 increased by 16% to $228.0 million from $196.4 million in the comparable 2005 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®. This increase was offset by the reduction in the sales of our generic oxycodone extended-release product. Net sales of Lidoderm® increased by 40% to $140.8 million from $100.5 million in the comparable 2005 period due to the continued prescription growth of the product as well as a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the rebate accruals. Net sales of our generic oxycodone extended-release product decreased by 48% to $15.3 million from $29.2 million in the comparable 2005 period, primarily due to the introduction of generic competition in December 2005. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due primarily to the expected increases in the net sales of Lidoderm® and the launch of our Opana® ER and Opana® products, partially offset by generic competition with our generic oxycodone extended-release tablets, Percocet®, and Endocet®, we expect net sales in 2006 to be approximately $880 to $910 million. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three months ended June 30, 2006 increased by 15% to $177.6 million from $154.1 million in the comparable 2005 period. Gross profit margins remained at 78% for both the 2006 and 2005 periods. Even though gross profit margins remained relatively constant, our gross profit margins were impacted by lower gross margins of our generic products as a result of increased competition offset by a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, as noted above. We expect gross profit margins to decrease in 2006 versus 2005 due to our product mix as well as competition with our products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 increased by 15% to $64.3 million from $55.8 million in the comparable 2005 period. This increase was primarily due to the recording of stock-based compensation expense of approximately $2.9 million as a result of the adoption of SFAS 123(R) on January 1, 2006 and an increase in sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the pre-launch and launch expenses for Opana® ER and Opana® and SyneraTM, the FDA-approved topical local anesthetic patch for use on intact skin to provide local dermal anesthesia in children and adults. During 2006, we anticipate our SG&A expenses will be higher than in 2005 as we increase our level of investment in educational and promotional activities as well as overall support of our business, including supporting the pre-launch and launch activities for Opana® ER and Opana®.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2006 increased to $19.8 million from $17.5 million in the comparable 2005 period. This increase is primarily related to our increased developmental efforts with respect to the advancement of our pipeline products. Excluding milestone payments to partners, we anticipate increasing our research and development spending in 2006 over 2005, primarily for continuing clinical development of RapinylTM, our topical ketoprofen patch and our transdermal sufentanil patch.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2006 increased to $4.3 million from $3.7 million in the comparable 2005 period primarily due to an increase in amortization expense as a result of Synera™ license rights acquired in January 2006 and an increase in depreciation expense as a result of an increase in capital expenditures. We expect depreciation and amortization to continue to increase as we increase our capital expenditures and as we continue to license in products and technologies.

Interest Income, Net. Interest income, net for the three months ended June 30, 2006 increased to $5.7 million compared to $2.1 million in the comparable 2005 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the second quarter of 2006 compared to the second quarter of 2005.

Income Tax. Income tax for the three months ended June 30, 2006 increased to $37.3 million from $30.2 million in the comparable 2005 period. This increase is due to the increase in income before income tax for the three months ended June 30, 2006 and an increase in our effective income tax rate to 39.3% from 38.1%. This increase in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that will not be deductible for income tax purposes.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales. Net sales for the six months ended June 30, 2006 increased by 30% to $433.1 million from $334.1 million in the comparable 2005 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm®. Net sales of Lidoderm® increased to $265.9 million from $164.6 million in the comparable 2005 period due to the continued prescription growth of the product as well as a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the rebate accruals.

Gross Profit. Gross profit for the six months ended June 30, 2006 increased by 27% to $333.9 million from $262.3 million in the comparable 2005 period. Gross profit margins decreased to 77% from 78%. This decrease is primarily attributable to the lower gross margins of our generic products as a result of increased competition partially offset by a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, as noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased by 51% to $164.4 million from $109.2 million in the comparable 2005 period. This increase was primarily due to the accrual of compensation expense and the related employer payroll taxes of approximately $41.3 million, which will be funded entirely by Endo Pharma LLC and are related to the one-time bonuses Endo Pharma LLC awarded to certain of our executives (see “Note 9. RELATED PARTY TRANSACTIONS – Executive Compensation”), as well as the recording of stock-based compensation expense of approximately $4.9 million as a result of the adoption of SFAS 123(R) on

January 1, 2006 and an increase in sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the pre-launch and launch expenses for Opana® ER and Opana® and SyneraTM, the FDA-approved topical local anesthetic patch for use on intact skin to provide local dermal anesthesia in children and adults.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2006 decreased to $44.9 million from $48.4 million in the comparable 2005 period. This decrease is primarily related to $20 million expensed during the six months ended June 30, 2005 related to the upfront payments to license the topical ketoprofen patch and the transdermal sufentanil patch offset by approximately $10.2 million in milestone payments recorded during the six months ended June 30, 2006 primarily related to RapinylTM and the topical ketoprofen patch and our increased developmental efforts with respect to the advancement of other recently acquired products.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2006 increased to $8.3 million from $7.3 million in the comparable 2005 period primarily due to an increase in amortization expense as a result of Synera™ license rights acquired in January 2006 and an increase in depreciation expense as a result of an increase in capital expenditures.

Interest Income, Net. Interest income, net for the six months ended June 30, 2006 was $10.2 million compared to $4.0 million in the comparable 2005 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the first half of 2006 compared to the first half of 2005.

Income Tax. Income tax for the six months ended June 30, 2006 increased to $48.3 million from $38.5 million in the comparable 2005 period. This increase is due to the increase in income before income tax for the six months ended June 30, 2006 and an increase in our effective income tax rate to 38.2% from 38.0%. This change in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that will not be deductible for income tax purposes partially offset by research and development tax credits.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $201.1 million for the six months ended June 30, 2006 from $25.2 million for the six months ended June 30, 2005. Significant components of the $201.1 million of operating cash flows for the six months ended June 30, 2006 included net income of $78.2 million, selling, general and administrative expenses to be funded by Endo Pharma LLC of $41.3 million, decrease in accounts receivable of $31.2 million due to collections of accounts receivable, increases in accounts payable of $14.9 million and a decrease in income taxes receivable/payable of $78.5 million primarily due to the receipt of income tax refunds partially offset by a $35.7 million decrease in accrued expenses and a $24.9 million decrease in amounts due to Endo Pharma LLC.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $24.1 million for the six months ended June 30, 2006 from $7.3 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company paid $5.2 million for capital expenditures and $19.0 million for the purchase of a license right. During the six months ended June 30, 2005, the Company had capital expenditures of $7.3 million primarily related to our new corporate office space in Chadds Ford, Pennsylvania.

Net Cash Used in Financing Activities. Net cash used in financing activities increased to $65.2 million for the six months ended June 30, 2006 from $19.6 million for the six months ended June 30, 2005. The increase is primarily due to a $96.7 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2006 compared to a $21.4 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2005, partially offset by the tax benefits of stock options exercised of $29.8 million in 2006.

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

Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we initially filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. As of June 30, 2006, we have not borrowed any amounts under our credit facility.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of June 30, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2006, approximately $741 million), which is estimated to result in a tax benefit amount of approximately $286 million. Under the tax sharing agreement, we are required to pay this $286 million, $153 million of which has already been paid as of June 30, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2006. As of June 30, 2006, our net liability due to Endo Pharma LLC is approximately $106.5 million, which includes a receivable from Endo Pharma LLC of approximately $19 million related to the payment of the executive compensation noted below. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the six months ended June 30, 2006, approximately 2.4 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $27 million, which is included in our net liability due to Endo Pharma LLC of $106.5 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of June 30, 2006, there were approximately 0.4 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $12 million, which could result in a tax benefit amount of approximately $5 million payable to Endo Pharma LLC in 2007 and beyond.

As of June 30, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Settlement of Contingent Obligation. During the six months ended June 30, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the six months ended June 30, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as a capital contribution by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the six months ended June 30, 2006. These payments were made by the Company in April 2006 and have been recorded as a receivable due from Endo Pharma LLC. In addition, a portion of these bonus payments may, subject to IRS regulations, be permitted to be deducted for income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the six months ended June 30, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.98 per share, the closing price on June 30, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the six months ended June 30, 2006 follows:

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

ZARS Pharma

On January 6, 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the U.S. Food and Drug Administration on June 23, 2005, SyneraTM became commercially available in June 2006.

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and $8 million upon the commercial launch of the product in June 2006, which we capitalized as an intangible asset during the six months ended June 30, 2006 representing the fair value of these rights, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are amortizing this intangible asset over its estimated useful life of 10 years. We are also required to pay ZARS royalties on net sales of SyneraTM.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through June 30, 2006, $5.2 million of which has been included in research and development expense during the six months ended June 30, 2006.

ProEthic Pharmaceuticals, Inc.

Under the terms of the agreement, we recorded a $5 million milestone payment during the six months ended June 30, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of this Interpretation on its financial statements.

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

As of June 30, 2006, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At June 30, 2006, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $5.9 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at June 30, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $1.5 million, $2.4 million and $3.0 million, respectively.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders of the Company was held on May 30, 2006.

(b)	The stockholders elected all of the Company’s nominees for director. The stockholders also approved the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006.

(1)	Election of Directors:

	For	Withheld
Carol A. Ammon	111,233,813	3,905,932
John J. Delucca	108,282,862	6,855,883
Michel de Rosen	113,277,389	1,862,356
Michael Hyatt	70,724,363	44,415,382
Roger H. Kimmel	108,327,086	6,812,659
Peter A. Lankau	108,785,773	6,353,972
Clive A. Meanwell, M.D., Ph.D.	109,838,125	5,301,620
Joseph T. O’Donnell, Jr.	110,122,320	5,017,425

(2)	Approval of Appointment of Deloitte & Touche LLP

For	114,858,287
Against	267,340
Abstained	14,117

The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 28, 2006, relating to the Annual Meeting of Stockholders held on May 30, 2006.

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

Date: August 9, 2006

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