Form 10-Q
period 2006-09-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2006-11-09
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

Common Stock, $0.01 par value: 133,508,201 shares as of November 2, 2006.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674,650	$500,956
Accounts receivable, net	259,924	290,826
Income taxes receivable	—	66,461
Inventories, net	68,354	50,983
Prepaid expenses and other current assets	8,889	14,445
Deferred income taxes	61,244	69,714

Total current assets	1,073,061	993,385

PROPERTY AND EQUIPMENT, Net	35,617	38,001
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	111,604	99,065
NOTE RECEIVABLE	51,874	48,925
OTHER ASSETS	9,865	11,223

TOTAL ASSETS	$1,463,100	$1,371,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,375	$94,787
Accrued expenses	157,802	214,276
Due to Endo Pharma LLC	128,091	200,450
Income taxes payable	16,145	—

Total current liabilities	415,413	509,513

DEFERRED INCOME TAXES	18,484	14,637
OTHER LIABILITIES	2,461	4,158
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 133,396,813 and 132,800,873 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,334	1,328
Additional paid-in capital	680,555	619,336
Retained earnings	344,057	220,992
Accumulated other comprehensive income	796	1,714

Total stockholders’ equity	1,026,742	843,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,463,100	$1,371,678

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
NET SALES	$217,125	$245,241	$650,188	$579,375
COST OF SALES	44,406	61,399	143,551	133,242

GROSS PROFIT	172,719	183,842	506,637	446,133
COSTS AND EXPENSES:
Selling, general and administrative	87,850	47,075	252,281	156,282
Research and development	14,456	22,382	59,382	70,822
Depreciation and amortization	4,636	4,144	12,944	11,438
Impairment of other intangible asset	—	5,515	—	5,515

OPERATING INCOME	65,777	104,726	182,030	202,076

INTEREST INCOME, Net of interest expense of $217, $453, $1,072 and $1,412, respectively	6,851	2,689	17,072	6,657

INCOME BEFORE INCOME TAX	72,628	107,415	199,102	208,733
INCOME TAX	27,737	40,862	76,037	79,319

NET INCOME	$44,891	$66,553	$123,065	$129,414

NET INCOME PER SHARE:
Basic	$0.34	$0.50	$0.92	$0.98
Diluted	$0.33	$0.50	$0.92	$0.97
WEIGHTED AVERAGE SHARES:
Basic	133,270	132,376	133,067	132,075
Diluted	134,147	133,532	133,961	133,122

See notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$123,065	$129,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,944	11,438
Stock-based compensation	9,337	—
Accretion of interest on note receivable	(930)	(930)
Deferred income taxes	15,015	(16,811)
Tax benefits of stock options exercised	—	7,602
Amortization of deferred financing costs	287	287
Impairment of other intangible asset	—	5,515
Loss on disposal of property and equipment	975	221
Selling, general and administrative expenses to be funded by Endo Pharma LLC	41,330	2,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	30,902	(114,508)
Inventories	(17,371)	8,495
Note receivable	(2,019)	(1,983)
Prepaid and other assets	5,139	2,170
Accounts payable	21,712	21,080
Accrued expenses	(41,825)	45,431
Due to Endo Pharma LLC	(5,624)	—
Income taxes receivable/payable	82,606	71,738

Net cash provided by operating activities	275,543	171,159

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,882)	(8,412)
Proceeds from the sale of property and equipment	94	1
License fees	(32,900)	(14,500)
Other investments	—	(1,700)

Net cash used in investing activities	(41,688)	(24,611)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(1,856)	(1,753)
Tax sharing payments to Endo Pharma LLC	(96,715)	(21,422)
Tax benefits of stock options exercised	32,106	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	6,304	9,080

Net cash used in financing activities	(60,161)	(14,095)

NET INCREASE IN CASH AND CASH EQUIVALENTS	173,694	132,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	500,956	278,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$674,650	$410,487

SUPPLEMENTAL INFORMATION:
Interest paid	$1,519	$805
Income taxes paid	$15,533	$16,900
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$218	$4,233
Change in accrual for purchases of property and equipment	$(3,124)	$1,248

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of our operations and our cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts, within the statements of operations and the statement cash flows, have been reclassified to conform to the current period presentation.

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

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not expect the impact of the adoption of SAB 108 on its financial statements to be material.

3. INVENTORIES, NET

Inventories are comprised of the following at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Raw Materials	$6,148	$13,094
Work-in-Process	19,940	7,868
Finished Goods	42,266	30,021

Total	$68,354	$50,983

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

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and $8 million upon the commercial launch of the product in June 2006, both of which we capitalized as an intangible asset during the nine months ended September 30, 2006 representing the fair value of these rights, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are amortizing this intangible asset over its estimated useful life of 10 years. We are also required to pay ZARS royalties on net sales of SyneraTM. As of September 30, 2006, we have deferred the recognition of net sales of Synera™ of approximately $1.3 million.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

5. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$131,100	$112,100
Patents	3,200	3,200

	134,300	115,300
Less accumulated amortization	(22,696)	(16,235)

Other Intangibles, net	$111,604	$99,065

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of September 30, 2006, goodwill and other intangibles comprised approximately 20% of our total assets and 29% of our stockholders’ equity. During the nine months ended September 30, 2006, licenses increased by $19 million as a result of the acquisition of the rights to Synera™ (See Note 4). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Licenses and patents are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations. During the nine months ended September 30, 2006, due to the delay in the anticipated commercial success of DepoDur®, we evaluated our SkyePharma intangible asset, which had a net book value of $15.1 million at September 30, 2006, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, and a continued lack of forecasted commercial success could lead to an impairment loss in a future period.

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

7. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$44,891	$66,553	$123,065	$129,414
Other comprehensive income:
Unrealized gains/(losses) on securities, net of tax	218	1,667	(918)	3,381

Total comprehensive income	$45,109	$68,220	$122,147	$132,795

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

Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. As of September 30, 2006, only stock options have been awarded under both plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute the ownership interests of our public stockholders.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended September 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to

January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $3.8 million ($3.3 million in selling, general and administrative expenses and $0.5 million in research and development expenses) and $2.3 million lower, respectively, and for the nine months ended September 30, 2006, are $9.3 million ($8.2 million in selling, general and administrative expenses and $1.1 million in research and development expenses) and $5.8 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are both $0.02 lower, and for the nine months ended September 30, 2006 are both $0.04 lower, than if the Company had not adopted Statement No. 123(R).

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $32.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock-based compensation plans for the three and nine months ended September 30, 2005 (in thousands, except per share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$66,553	$129,414
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,865)	(5,437)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	710	2,066

Pro forma net income	$65,398	$126,043

Basic earnings per share, as reported	$0.50	$0.98
Basic earnings per share, pro forma	$0.49	$0.95
Diluted earnings per share, as reported	$0.50	$0.97
Diluted earnings per share, pro forma	$0.49	$0.95
Weighted average shares outstanding
Basic	132,376	132,075
Diluted	133,532	133,122

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

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,299,430	$14.78
Granted	1,549,865	$28.93
Exercised	(595,940)	$10.58
Forfeited	(185,147)	$22.50
Expired	(5,972)	$18.56

Outstanding, September 30, 2006	4,062,236	$20.44	7.92	$49,233,588
Vested and expected to vest, September 30, 2006	3,895,024	$20.20	7.88	$48,119,376
Exercisable, September 30, 2006	1,594,137	$13.74	6.63	$29,978,763

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $12.5 million. The weighted-average grant date fair value of the stock options granted in the nine months ended September 30, 2006 and 2005 were $15.69 per option and $11.02 per option, respectively, determined using the following assumptions:

	2006	2005
Average expected term (years)	6.25	5.0
Risk-free interest rate	4.61%	3.69%
Dividend yield	0.00	0.00
Expected volatility	50%	58%

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $29.5 million. The weighted average remaining requisite service period of the non-vested stock options was 2.8 years. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,809,265	$2.42
Granted	—	$—
Exercised	(2,474,007)	$2.42
Forfeited	(182)	$2.42

Outstanding, vested and exercisable, September 30, 2006	335,076	$2.42	0.35	$10,095,840

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $72.3 million.

As of September 30, 2006, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans.

9. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of September 30, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of September 30, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of September 30, 2006, approximately $747 million), which is estimated to result in a tax benefit amount of approximately $288 million. Under the tax sharing agreement, we are required to pay this $288 million, $153 million of which has already been paid as of September 30, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through September 30, 2006. As of September 30, 2006, our net liability due to Endo Pharma LLC is approximately $128.1 million, approximately $99.1 million of which was paid in October 2006. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the nine months ended September 30, 2006, approximately 2.5 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $29 million, which is included in our net liability due to Endo Pharma LLC of $128.1 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of September 30, 2006, there were approximately 0.3 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $9 million, which could result in a tax benefit amount of approximately $3 million payable to Endo Pharma LLC in 2007 and beyond.

As of September 30, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond (See Executive Compensation below).

Settlement of Contingent Obligation. During the nine months ended September 30, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the nine months ended September 30, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as capital contributions by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the nine months ended September 30, 2006. These payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006. In addition, only a portion of these bonus payments will be deductible for federal and state income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the nine months ended September 30, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

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

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended September 30, 2006 and 2005, we accrued $14.1 million and $13.7 million for these royalties to Hind, respectively. During the nine months ended September 30, 2006 and 2005, we accrued $43.5 million and $31.9 million for these royalties to Hind, respectively.

Penwest Pharmaceuticals

Under the terms of the amended and restated strategic alliance agreement with Penwest Pharmaceuticals Co. (Penwest), Penwest is entitled to receive royalties equal to a percentage beginning at 50%, which could decline to 40% based upon the achievement of certain criteria, of the net realization (as defined in the agreement) of oxymorphone ER, now known as Opana® ER. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of this product on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of the remaining costs of bringing Opana® ER to market, which was approved by the FDA in June 2006 and launched in July 2006. We expect to recoup, from the future royalties due to Penwest, the full amount of what Penwest should have contributed in the pre-approval period had it not exercised such right. As September 30, 2006, no recoveries from Penwest have been recorded. In August 2006, Penwest announced that it intended to initiate the formal dispute resolution process provided for under the terms of the contract that governs the companies’ agreement for Opana® ER. While Penwest acknowledged that it owes to us Penwest’s share of the development costs relating to Opana® ER from the pre-launch period beginning on March 18, 2003, the companies hold different interpretations of the contract language for the post-launch period. In particular, Penwest views that it has no obligation to reimburse us for any of the losses incurred during the launch phase of Opana® ER. In addition, we will recognize 100% of the losses attributable to Opana® ER during its launch phase but expect to recover Penwest’s share of these losses from the expected future profits of Opana® ER, which will be recognized as an increased share of the profits at that time. After reviewing the matter and consulting with our outside legal counsel, we believe the agreement supports the position that both partners should share equally in not only the profits but also any losses incurred from the up-front costs associated with launching the product prior to its achieving profitability. While we anticipate that the mediation process will facilitate further discussion, and we believe that our position will prevail, there is no assurance that the parties will reach an acceptable conclusion to this issue without resorting to arbitration. As of September 30, 2006, we have deferred the recognition of net sales of Opana ER and Opana of approximately $12.7 million.

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

SkyePharma, Inc.

Under the terms of our agreement with SkyePharma, we are required to pay to SkyePharma a share of DepoDur® sales revenue, which share may increase from 20% initially, to a maximum of 60%, of net sales as sales achieve certain thresholds. In addition, future milestone payments of $15 million and $20 million may be due SkyePharma in the first calendar year in which net sales of DepoDur® exceed $125 million and $175 million, respectively. Under the terms of the agreement, SkyePharma supplies the finished product to us. In July 2006, SkyePharma announced that their independent audit report included in the Company’s UK Annual Report and Annual Report on Form 20-F for the year ended December 31, 2005 contained an explanatory paragraph relating to the Company’s ability to continue as a going concern. In the event of any interruption in the manufacture and supply of this product, there can be no assurance that we could make alternative arrangements on a timely basis, if at all. Such interruption could impact our results of operations and lead to an impairment of our SkyePharma license intangible asset, which has a net book value of approximately $15.1 million at September 30, 2006.

In addition, this agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. This agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, this agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could have required us to pay SkyePharma $5.0 million.

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

Vernalis Development Limited

Under the terms of our license agreement with Vernalis, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America, we will make anniversary payments for the first two years of $15 million in 2005 and 2006 (the first $15 million anniversary payment was made in September 2005), and a $40 million milestone payment upon FDA approval for the menstrual migraine indication for Frova®. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to repay the $50 million loan we provided to Vernalis in August 2004 (See Note 6). In addition, Vernalis will receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Under the terms of the license agreement, we will begin paying royalties to Vernalis based on the net sales of Frova® after January 1, 2007. On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, is related to our license agreement with Vernalis. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States. Vernalis has exercised its co-promotion option, and the co-promotion agreement, as amended, sets forth the certain specific terms and conditions governing such co-promotion and amends, restates and supersedes certain sections of the license agreement. Under the terms of both the license and co-promotion agreements, both as amended, we reimburse Vernalis for certain defined costs of their sales personnel beginning in January 2006.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through September 30, 2006, $5.2 million of which has been included in research and development expense during the nine months ended September 30, 2006. This agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. In addition, this license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement is until the later of (i) the expiration of the applicable patents or (ii) the expiration of any market exclusivity right related to Rapinyl™. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

ProEthic Pharmaceuticals, Inc.

On March 14, 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. Currently in Phase II clinical trials in the U.S., the ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries such as tendonitis or joint sprains and strains. Under the terms of the agreement, in March 2005, we made a $10 million upfront payment, which was expensed as research and development during the nine months ended September 30, 2005, we recorded a $5 million milestone payment during the nine months ended September 30, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of this license agreement shall be until the later of (i) the expiration of the applicable patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety (90) days’ written notice.

Zars Pharma

On January 6, 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in June 2006. Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and another $8 million in June 2006 upon the first commercial shipment of the product, both of which were capitalized as an intangible asset during the nine months ended September 30, 2006, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are also required to pay ZARS royalties on net sales of SyneraTM.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, of and its access to, life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. As of September 30, 2006, we have invested $2.7 million in this partnership and are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at September 30, 2006.

Purdue Pharma L.P., et al. v. Endo Pharmaceuticals Inc., et al., Index No. 00 Civ. 8029 (SHS) (S.D.N.Y.); Purdue Pharma L.P., et al. v. Endo Pharmaceuticals Inc., et al., Index No. 01 Civ. 2109 (SHS) (S.D.N.Y.); Purdue Pharma L.P., et al. v. Endo Pharmaceuticals Inc., et al., Index No. 01 Civ. 8177 (SHS) (S.D.N.Y.)

On October 20, 2000, The Purdue Frederick Company and related companies (Purdue) filed suit against us and our subsidiary, Endo Pharmaceuticals Inc. (EPI), in the U.S. District Court for the Southern District of New York alleging that EPI’s bioequivalent version of Purdue’s OxyContin® (oxycodone hydrochloride extended-release tablets), 40mg strength, infringes three of its patents. This suit arose after EPI provided the plaintiffs with notice that its ANDA submission for a bioequivalent version of Purdue’s OxyContin®, 40mg strength, challenged the listed patents for OxyContin® 40mg tablets. On March 13, 2001 and August 30, 2001, Purdue filed two more suits for infringement of the same patents against us and EPI in the Southern District of New York, in response to EPI’s ANDA amendments adding bioequivalent versions of the 10, 20 and 80 mg strengths of OxyContin®. In each of the three cases, EPI pleaded counterclaims that the patents asserted by Purdue are invalid, unenforceable and/or not infringed by EPI’s formulation of oxycodone hydrochloride extended-release tablets, and that Purdue violated antitrust laws by enforcing fraudulently procured patents.

The trial of the patent claims in all three of the suits against us and EPI concluded on June 23, 2003. On January 5, 2004, the district court issued an opinion and order holding that, while Endo infringes the three Purdue patents, the patents are unenforceable due to inequitable conduct. The district court dismissed the patent claims against us and EPI, declared the patents invalid, and enjoined Purdue from further enforcement of the patents. On June 7, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. affirmed the district court’s decision that, while Endo’s oxycodone extended-release tablets infringe the Purdue patents, the patents are unenforceable. On June 21, 2005, Purdue filed a petition with the Federal Circuit seeking rehearing of the appeal.

On February 1, 2006, the Federal Circuit granted Purdue’s motion for rehearing, vacated the June 7, 2005 decision of the district court, and remanded the case to the district court for further proceedings. The Federal Circuit’s decision on rehearing directed the district court to give further consideration to its previous finding of unenforceability due to inequitable conduct. The Federal Circuit also affirmed the district court’s finding that EPI’s oxycodone extended-release tablets infringe the Purdue patents.

Following the remand, we entered into settlement discussions with Purdue. On August 28, 2006, we executed a settlement agreement with Purdue pursuant to which we will continue selling our oxycodone extended-release products until December 31, 2006. We and EPI, as well as our manufacturers, distributors, purchasers, and patients, are released from all liability for infringement of Purdue’s patents in connection with EPI’s prior and future sales of these products. Though the settlement agreement has been submitted to the U.S. Federal Trade Commission and the Antitrust Division of the Department of Justice as required by statute, the release will survive unless overturned by a court order. On October 6, 2006, the district court entered a Consent Judgment, the effect of which is to conclude the litigation in accordance with the terms of the settlement agreement.

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

One previously reported case, County of Erie v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Erie County, is now pending in the United States District Court for the Western District of New York. Two other previously reported cases containing similar allegations to the case brought by the County of Erie naming EPI and numerous other pharmaceutical companies, County of Oswego v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Oswego County, and County of Schenectady v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Schenectady County, are both now pending in the United States District Court for the Northern District of New York.

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies, State of Alabama v. Abbott Laboratories, Inc., et al.

There is a previously reported case against EPI and numerous other pharmaceutical companies: State of Mississippi v. Abbott Laboratories, Inc., et al., originally filed in the Chancery Court of Hinds County, Mississippi, and now removed to and pending in the United States District Court for the Southern District of Mississippi. Prior to removal, the State of Mississippi offered to enter an agreed order of dismissal with respect to Endo, and Endo filed a notice of acceptance of that offer in Hinds County Chancery Court. Endo is now listed as a terminated party for purposes of the litigation in the United States District Court for the Southern District of Mississippi.

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

11. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$44,891	$66,553	$123,065	$129,414
Denominator:
For basic per share data — weighted average shares	133,270	132,376	133,067	132,075
Effect of dilutive stock options	877	1,156	894	1,047

For diluted per share data — weighted average shares	134,147	133,532	133,961	133,122
Basic earnings per share	$0.34	$0.50	$0.92	$0.98

Diluted earnings per share	$0.33	$0.50	$0.92	$0.97

12. Subsequent Events

In October 2006, the Company acquired all of the outstanding stock of RxKinetix, Inc., a privately held company headquartered in Boulder, Colo., that develops new formulations of FDA-approved compounds for oral mucositis and other supportive care oncology conditions. The purchase price included an up-front payment of up to $20 million, with the potential for up to an additional $95 million in contingent earn-out payments based on clinical development and regulatory milestones.

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

Recent Developments

In October 2006, the Company acquired all of the outstanding stock of RxKinetix, Inc., a privately held company headquartered in Boulder, Colo., that develops new formulations of FDA-approved compounds for oral mucositis and other supportive care oncology conditions. The purchase price included an up-front payment of up to $20 million, with the potential for up to an additional $95 million in contingent earn-out payments based on clinical development and regulatory milestones.

On June 7, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. affirmed the district court’s decision that, while Endo’s oxycodone extended-release tablets infringe the Purdue patents, the patents are unenforceable. On June 21, 2005, Purdue filed a petition with the Federal Circuit seeking rehearing of the appeal. On February 1, 2006, the Federal Circuit granted Purdue’s motion for rehearing, vacated the June 7, 2005 decision of the district court, and remanded the case to the district court for further proceedings. The Federal Circuit’s decision on rehearing directed the district court to give further consideration to its previous finding of unenforceability due to inequitable conduct. The Federal Circuit also affirmed the district court’s finding that EPI’s oxycodone extended-release tablets infringe the Purdue patents. Following the remand, we entered into settlement discussions with Purdue. On August 28, 2006, we executed a settlement agreement with Purdue pursuant to which we will continue selling our oxycodone extended-release products until December 31, 2006. We and EPI, as well as our manufacturers, distributors, purchasers, and patients, are released from all liability for infringement of Purdue’s patents in connection with EPI’s prior and future sales of these products. Though the settlement agreement has been submitted to the U.S. Federal Trade Commission and the Antitrust Division of the Department of Justice as required by statute, the release will survive unless overturned by a court order. On October 6, 2006, the district court entered a Consent Judgment, the effect of which is to conclude the litigation in accordance with the terms of the settlement agreement. See “Item 3. Legal Proceedings” for further information.

Our executive vice president, chief financial officer and treasurer Jeffrey R. Black retired in August 2006. In August 2006, we appointed Joyce LaViscount, vice president of financial analysis and planning, as chief accounting officer pursuant to regulatory requirements. A nationally recognized executive search firm is leading the search to replace Mr. Black, which has included both internal and external candidates.

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

On June 23, 2006, we announced that the U.S. Food and Drug Administration (FDA) granted final approval of the company’s New Drug Applications (NDAs) for its extended- release and immediate-release formulations of oxymorphone hydrochloride. These products are now known under the trade names Opana® ER tablets and Opana® tablets. A new oral extended-release opioid analgesic option for patients, Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time and is not intended to be used on an as-needed basis. This is the first time oxymorphone will be available in an oral, extended-release formulation. Opana® ER will be available in 5mg, 10mg, 20mg and 40mg tablets. Opana® (the immediate release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and will be available in 5mg and 10mg tablets. Both products became commercially available in the U.S. in July 2006. On August 17, 2006, we commented on Penwest Pharmaceuticals’ announcement that it intended to initiate the formal dispute resolution process provided for under the terms of the contract that governs the companies’ agreement for Opana® ER. While Penwest in its press release acknowledged that it owes to us Penwest’s share of the development costs relating to Opana® ER from the pre-launch period beginning on March 18, 2003, the companies hold different interpretations of the contract language for the post-launch period. Penwest is our development partner for Opana® ER. In particular, Penwest views that it has no obligation to reimburse us for any of the losses incurred during the launch phase of Opana® ER. Since March 2003, when Penwest opted out of funding its share of the development of Opana® ER, as was its right under the agreement, we funded all of the product’s development costs and expect to recover those costs as a reduction in future royalty payments to Penwest. In addition, we will recognize 100% of the losses attributable to Opana® ER during its launch phase but expect to recover Penwest’s share of these losses from the expected future profits of Opana® ER, which will be recognized as an increased share of the profits at that time. After reviewing the matter and consulting with its outside legal counsel, we believe the agreement supports the position that both partners should share equally in not only the profits but also any losses incurred from the up-front costs associated with launching the product prior to its achieving profitability. While we anticipate that the mediation process will facilitate further discussion, and we believe that our position will prevail, there is no assurance that the parties will reach an acceptable conclusion to this issue without resorting to arbitration.

On March 15, 2006, Brian T. Clingen and Michael W. Mitchell resigned from our board of directors in order to devote more time to their respective current activities. In addition, Michael B. Goldberg and David I. Wahrhaftig, both managing directors of Kelso, also resigned from our board of directors effective on the same date; these resignations are consistent with Kelso’s practice of not having its partners serve on the boards of directors of public companies unless Kelso’s level of beneficial stock ownership in the company is significant and warrants such participation. Following such resignations, our board of directors had seven board members, including John J. Delucca who was appointed on January 6, 2006 to replace Endo board member Frank J. Loverro, a managing director of Kelso, who resigned as a board member on that date. On April 20, 2006, we announced the appointment of Michel de Rosen to our Board of Directors. An independent, outside director, Mr. de Rosen is also a member of the Nominating Committee of the Board of Directors. Mr. de Rosen has served as the chairman of the board of directors of ViroPharma Incorporated since September 2002, president and chief executive officer since August 2000, and as a director since May 2000. From 1993 to 1999, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Sanofi-Aventis), including chairman and chief executive officer from May 1995 until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and subsequently served in several leading government positions. Mr. de Rosen also served in various executive roles in industry prior to 1993. Mr. de Rosen also is a director of ABB Ltd. On August 9, 2006, we announced the appointment of George F. Horner III to our board of directors. Mr. Horner, the former chief executive officer and director of Vicuron Pharmaceuticals Inc. and current President and Chief Executive Officer of Prestwick Pharmaceuticals, Inc., replaces Joseph T. O’Donnell, Jr., who resigned. Mr. O’Donnell, who had served on the Endo board since 2000, had to relinquish his directorship due to a change in employment that precluded him from serving on other corporate boards. We continue to have an active process to identify potential candidates qualified to serve as members of our board of directors and may propose such persons for election or appointment in the future.

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

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, inventories and related inventory reserves, the potential impairment of goodwill and other intangible assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates. Our most critical accounting policies and estimates are described below:

Revenue Recognition

Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses are reasonably determinable, and when collectibility is reasonably assured. Revenue from the launch of a new product is recognized when the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. The provision for chargebacks is one of the most significant and the most complex estimate used in the recognition of our revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, estimated wholesaler inventory levels and estimated future trends. We also establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. We estimate an accrual for Medicaid and Medicare Part D rebates as a reduction of revenue at the time product sales are recorded. The Medicaid and Medicare Part D rebate reserves are estimated based upon the historical payment experience, historical relationship to revenues and estimated future trends. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience. Royalties represent amounts accrued pursuant to the license agreement with Hind Healthcare Inc. (Hind). Royalties, payable to Hind, are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Royalties are paid to Hind at a rate of 10% of net sales of Lidoderm®. Our return policy allows customers to receive credit for expired products within three to six months prior to expiration and within one year after expiration. We estimate the provision for product returns based upon the historical experience of returns for each product, historical relationship to revenues, estimated future trends, estimated customer inventory levels and other competitive factors. We continually monitor the factors that influence each type of sales deduction and make adjustments as necessary. During the nine months ended September 30, 2006, adjustments for prior periods’ sales deduction accruals amounted to approximately $4 million related to the reversal of 2005 excess accruals.

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of September 30, 2006, goodwill and other intangibles comprised approximately 20% of our total assets and 29% of our stockholders’ equity. During the nine months ended September 30, 2006, licenses increased by $19 million as a result of the acquisition of the rights to Synera™ (See Note 4 in Part I. Item 1.). SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Licenses and patents are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations. During the nine months ended September 30, 2006, due to the delay in the anticipated commercial success of DepoDur®, we evaluated our SkyePharma intangible asset, which had a net book value of $15.1 million at September 30, 2006, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, and a continued lack of forecasted commercial success could lead to an impairment loss in a future period.

Our goodwill and other intangible assets consist of the following at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$131,100	$112,100
Patents	3,200	3,200

	134,300	115,300
Less accumulated amortization	(22,696)	(16,235)

Other Intangibles, net	$111,604	$99,065

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2005 is as follows (in thousands):

2006	$8,756
2007	9,177
2008	9,177
2009	9,177
2010	9,177

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended September 30, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $3.8 million ($3.3 million in selling, general and administrative expenses and $0.5 million in research and development expenses) and $2.3 million lower, respectively, and for the nine months ended September 30, 2006, are $9.3 million ($8.2 million in selling, general and administrative expenses and $1.1 million in research and development expenses) and $5.8 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are both $0.02 lower, and for the nine months ended September 30, 2006 are both $0.04 lower, than if the Company had not adopted Statement No. 123(R).

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

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $29.5 million. The weighted average remaining requisite service period of the non-vested stock options was 2.8 years. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Results of Operations

Net Sales

Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties and returns and losses are reasonably determinable, and when collectibility is reasonably assured. Revenue from the launch of a new product is recognized when the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch. Our shipping terms are generally free on board customer’s destination.

The following table presents our net sales by product category for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Lidoderm®	$127,390	$124,337	$393,284	$288,901
Percocet®	25,264	28,771	74,901	80,955
Frova®	9,090	10,278	29,108	25,086
DepoDurTM	586	740	2,146	2,996

Other brands	2,156	2,673	8,692	8,142

Total brands	164,486	166,799	508,131	406,080
Oxycodone extended release	18,971	49,266	43,263	78,485
Other generics	33,668	29,176	98,794	94,810

Total generics	52,639	78,442	142,057	173,295

Total net sales	$217,125	$245,241	$650,188	$579,375

The following table presents our net sales of select products as a percentage of total net sales for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Lidoderm®	59%	51%	61%	50%
Percocet®	12%	12%	12%	14%
Frova®	4%	4%	4%	4%
DepoDurTM	—	—	—	1%
Other brands	1%	1%	1%	1%

Total brands	76%	68%	78%	70%
Oxycodone extended release	9%	20%	7%	14%
Other generics	15%	12%	15%	16%

Total generics	24%	32%	22%	30%

Total net sales	100%	100%	100%	100%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 decreased by 11% to $217.1 million from $245.2 million in the comparable 2005 period. This decrease in net sales was primarily due to the decrease in the net sales of our generic oxycodone extended-release product. Net sales of our generic oxycodone extended-release product decreased by 61% to $19.0 million from $49.3 million in the comparable 2005 period, primarily due to the introduction of generic competition in December 2005. This decrease was partially offset by an increase in the net sales of Lidoderm® to $127.4 million from $124.3 million in the comparable 2005 period due to the continued prescription growth of the product as well as a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the rebate accruals, offset by a lower level of net sales compared to demand sales of Lidoderm®, resulting from the inventory de-stocking by one of our major wholesale customers. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due primarily to the expected increases in the net sales of Lidoderm® and the launch of our Opana® ER and Opana® products, partially offset by generic competition with our generic oxycodone extended-release tablets, Percocet®, and Endocet®, we expect net sales in 2006 to be approximately $880 to $910 million. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three months ended September 30, 2006 decreased by 6% to $172.7 million from $183.8 million in the comparable 2005 period. Gross profit margins increased to 80% in 2006 versus 75% for the 2005 period. Our gross profit margins increased as a result of a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, as noted above and due to the write-off of approximately $5 million in inventory costs related to the transdermal fentanyl patch in the 2005 period. We expect gross profit, as a percentage of net sales, to increase slightly in 2006 versus 2005 due to the factors noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased by 87% to $87.9 million from $47.1 million in the comparable 2005 period. This increase was primarily due to an increase in sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of 220 sales representatives and the launch expenses for Opana® ER and Opana® and the recording of stock-based compensation expense of approximately $3.3 million as a result of the adoption of SFAS 123(R) on January 1, 2006. During 2006, we anticipate our SG&A expenses will be higher than in 2005 as we increase our level of investment in educational and promotional activities as well as overall support of our business, including supporting the pre-launch and launch activities for Opana® ER and Opana®.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 decreased to $14.5 million from $22.4 million in the comparable 2005 period. This decrease is primarily attributable to $6.5 million in milestone payments, incurred in the third quarter of 2005, to Orexo related to RapinylTM. Excluding milestone payments to partners, for the full year, we anticipate increasing our research and development spending in 2006 over 2005, primarily for continuing clinical development of RapinylTM, our topical ketoprofen patch and our transdermal sufentanil patch.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2006 increased to $4.6 million from $4.1 million in the comparable 2005 period primarily due to an increase in amortization expense as a result of Synera™ license rights acquired in 2006 and an increase in depreciation expense as a result of an increase in capital expenditures. We expect depreciation and amortization to continue to increase as we increase our capital expenditures and as we continue to license in products and technologies.

Impairment of Other Intangible Asset. For the three months ended September 30, 2005, the impairment of other intangible asset is due to the FDA’s decision not to approve Noven’s currently pending Abbreviated New Drug Application for its developmental transdermal fentanyl patch and represents the unamortized portion of the upfront license fee that we paid Noven in February 2004.

Interest Income, Net. Interest income, net for the three months ended September 30, 2006 increased to $6.9 million compared to $2.7 million in the comparable 2005 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the third quarter of 2006 compared to the third quarter of 2005.

Income Tax. Income tax for the three months ended September 30, 2006 decreased to $27.7 million from $40.9 million in the comparable 2005 period. This decrease is due to the decrease in income before income tax for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales. Net sales for the nine months ended September 30, 2006 increased by 12% to $650.2 million from $579.4 million in the comparable 2005 period. This increase in net sales was primarily due to the increase in the net sales of Lidoderm® partially offset by the decrease in the net sales of our generic oxycodone extended-release product. Net sales of Lidoderm® increased to $393.3 million from $288.9 million in the comparable 2005 period due to the continued prescription growth of the product as well as a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the rebate accruals. Net sales of our generic oxycodone extended-release product decreased by 45% to $43.3 million from $78.5 million in the comparable 2005 period, primarily due to the introduction of generic competition in December 2005.

Gross Profit. Gross profit for the nine months ended September 30, 2006 increased by 14% to $506.6 million from $446.1 million in the comparable 2005 period. Gross profit margins increased to 78% from 77%. This increase is primarily attributable to a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, as noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased by 61% to $252.3 million from $156.3 million in the comparable 2005 period. This increase was primarily due to the accrual of compensation expense and the related employer payroll taxes of approximately $41.3 million, which will be funded entirely by Endo Pharma LLC and are related to the one-time bonuses Endo Pharma LLC awarded to certain of our executives (see “Note 9. RELATED PARTY TRANSACTIONS – Executive Compensation”), as well as the recording of stock-based compensation expense of approximately $8.2 million as a result of the adoption of SFAS 123(R) on January 1, 2006 and an increase in sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of 220 sales representatives and the pre-launch and launch expenses for Opana® ER and Opana®.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2006 decreased to $59.4 million from $70.8 million in the comparable 2005 period. This decrease is primarily related to $20 million expensed during the nine months ended September 30, 2005 related to the upfront payments to license the topical ketoprofen patch and the transdermal sufentanil patch offset by approximately $10.2 million in milestone payments recorded during the nine months ended September 30, 2006 primarily related to RapinylTM and the topical ketoprofen patch.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2006 increased to $12.9 million from $11.4 million in the comparable 2005 period primarily due to an increase in amortization expense as a result of Synera™ license rights acquired in 2006 and an increase in depreciation expense as a result of an increase in capital expenditures.

Impairment of Other Intangible Asset. For the nine months ended September 30, 2005, the impairment of other intangible assets is due to the FDA’s decision not to approve Noven’s currently pending Abbreviated New Drug Application for its developmental transdermal fentanyl patch and represents the unamortized portion of the upfront license fee that we paid Noven in February 2004.

Interest Income, Net. Interest income, net for the nine months ended September 30, 2006 was $17.1 million compared to $6.7 million in the comparable 2005 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the first nine months of 2006 compared to the first nine months of 2005.

Income Tax. Income tax for the nine months ended September 30, 2006 decreased to $76.0 million from $79.3 million in the comparable 2005 period. This decrease is due to the decrease in income before income tax for the nine months ended September 30, 2006 offset by an increase in our effective income tax rate to 38.2% from 38.0%. This change in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that will not be deductible for income tax purposes partially offset by research and development tax credits.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $275.5 million for the nine months ended September 30, 2006 from $171.2 million for the nine months ended September 30, 2005. Significant components of the $275.5 million of operating cash flows for the nine months ended September 30, 2006 included net income of $123.1 million, selling, general and administrative expenses to be funded by Endo Pharma LLC of $41.3 million, decrease in accounts receivable of $30.9 million due to collections of accounts receivable, increases in accounts payable of $21.7 million and a decrease in income taxes receivable/payable of $82.6 million primarily due to the receipt of income tax refunds and the timing of income tax payments partially offset by a $41.8 million decrease in accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $41.7 million for the nine months ended September 30, 2006 from $24.6 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company paid $8.9 million for capital expenditures and $32.9 million for the acquisition of product rights to Synera™ and Frova®. During the nine months ended September 30, 2005, the Company paid $14,500 to Vernalis for the acquisition of the product rights to Frova®, had capital expenditures of $8.4 million primarily related to our new corporate office space in Chadds Ford, Pennsylvania and invested $1.7 million in a limited partnership.

Net Cash Used in Financing Activities. Net cash used in financing activities increased to $60.2 million for the nine months ended September 30, 2006 from $14.1 million for the nine months ended September 30, 2005. The increase is primarily due to a $96.7 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2006 compared to a $21.4 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2005, partially offset by the tax benefits of stock options exercised of $32.1 million in 2006.

Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provides us with a line of credit of $75.0 million. The line of credit matures on December 21, 2006. At this time, we do not intend to renew this credit facility. Any loans outstanding under the amended and restated credit facility are secured by a first priority security interest in substantially all of our assets. The credit facility contains representations and warranties, covenants, including a covenant requiring us to maintain minimum EBITDA of $50 million over the prior four-quarter period, events of default and other provisions customarily found in similar agreements. Our ability to borrow under the credit facility is dependent, among other things, on our compliance with those provisions. On April 30, 2004, we amended our credit facility to allow us to file a shelf registration statement on Form S-3, which we initially filed on April 30, 2004, providing for the sale by Endo Pharma LLC and certain other selling stockholders to be named therein, including certain of our directors and officers, from time to time, of up to 30 million currently issued and outstanding shares of our common stock. On July 13, 2004, we amended our credit facility to allow us to enter in the transaction with Vernalis. As of September 30, 2006, we have not borrowed any amounts under our credit facility.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with the Algos merger to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005 but less than 1% of our common stock as of September 30, 2006, in which affiliates of Kelso & Company and certain members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of September 30, 2006, approximately 35 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of September 30, 2006, approximately $747 million), which is estimated to result in a tax benefit amount of approximately $288 million. Under the tax sharing agreement, we are required to pay this $288 million, $153 million of which has already been paid as of September 30, 2006, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 35 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million which represents the after-tax employer payroll tax paid by us for the periods from 2001 through September 30, 2006. As of September 30, 2006, our net liability due to Endo Pharma LLC is approximately $128.1 million, approximately $99.1 million of which was paid in October 2006. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. The estimated tax benefit amount payment to Endo Pharma LLC attributable to Endo Pharma LLC stock options exercised may increase if certain holders of Endo Pharma LLC stock options exercise additional stock options in the future.

During the nine months ended September 30, 2006, approximately 2.5 million shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since the attributable compensation charge deductions are usable to reduce our taxes in 2006, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $29 million, which is included in our net liability due to Endo Pharma LLC of $128.1 million referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2006 will be due within 15 business days of the date we receive an opinion on our final audited 2006 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2006 is due within 30 business days of the date on which we file our 2006 tax return with the Internal Revenue Service.

As of September 30, 2006, there were approximately 0.3 million stock options remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $9 million, which could result in a tax benefit amount of approximately $3 million payable to Endo Pharma LLC in 2007 and beyond.

As of September 30, 2006, there were approximately 0.8 million stock options remaining to be granted under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were granted, vested and exercised, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond (See Executive Compensation below).

Settlement of Contingent Obligation. During the nine months ended September 30, 2005, the Company reached an agreement with an individual to compensate him a total of $2 million for past services rendered to the Company. This agreement was finalized in May 2005, and the $2 million was recorded in selling, general and administrative expenses during the nine months ended September 30, 2005. Endo Pharma LLC made these payments totaling $2 million on behalf of the Company, and they have been treated as capital contributions by Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our board of directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our

Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the nine months ended September 30, 2006. These payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006. In addition, only a portion of these bonus payments will be deductible for federal and state income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the Tax Sharing Agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC has also informed us that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the nine months ended September 30, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon is currently expected to be made in the last quarter of 2006, as determined by Endo Pharma LLC. The exercise of these stock options (assuming they are granted and exercised) will result in compensation charges which we will be permitted to deduct for income tax purposes. Under the terms of the Tax Sharing Agreement, we would be required to pay to Endo Pharma LLC the amount of the tax benefit usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. Upon the exercise of the stock options granted under the Endo Pharma LLC stock option plans, only currently outstanding shares of our common stock held by Endo Pharma LLC will be received by holders of such options upon exercise. The exercise of stock options pursuant to Endo Pharma LLC stock option plans does not increase the number of our shares outstanding, and only dilutes the equity holdings of the members of Endo Pharma LLC and not the equity holdings of our other stockholders. If the 0.8 million stock options are granted and exercised by Ms. Ammon, using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, and assuming the price of our common stock was $32.55 per share, the closing price on September 29, 2006, we would generally be able to deduct, for income tax purposes, compensation of approximately $24 million, which could result in a tax benefit amount of approximately $9 million payable to Endo Pharma LLC in 2007 and beyond.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the nine months ended September 30, 2006 follows:

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

Under the terms of this agreement, we paid ZARS an upfront fee of $11 million and $8 million upon the commercial launch of the product in June 2006, both of which we capitalized as an intangible asset during the nine months ended September 30, 2006 representing the fair value of these rights, and we may be required to make additional payments to ZARS of up to approximately $19 million upon achievement of certain milestones. We are amortizing this intangible asset over its estimated useful life of 10 years. We are also required to pay ZARS royalties on net sales of SyneraTM.

SkyePharma, Inc.

SkyePharma, Inc. and the Company have decided to discontinue their development and commercialization of the Propofol IDD-DTM product candidate due to developmental challenges encountered in attempting to achieve the targeted product profile. This decision does not affect the companies’ agreement related to DepoDur®.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $12.5 million of which has been recorded through September 30, 2006, $5.2 million of which has been included in research and development expense during the nine months ended September 30, 2006.

ProEthic Pharmaceuticals, Inc.

Under the terms of the agreement, we recorded a $5 million milestone payment during the nine months ended September 30, 2006 based upon the achievement of certain criteria which has been included in research and development expense, and we could be required to make additional payments of approximately $8 million for the achievement of certain regulatory and other milestones.

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

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not expect the impact of the adoption of SAB 108 on its financial statements to be material.

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

As of September 30, 2006, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At September 30, 2006, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $6.3 million in “Other assets.” The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at September 30, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $1.6 million, $2.5 million and $3.1 million, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, we recently reported the resignation of Mr. Jeffrey R. Black, our former chief financial officer. Ms. Joyce N. LaViscount was promoted to chief accounting officer and is acting as our principal accounting and financial officer until a new chief financial officer is hired. Inherent with any change in management is a change in understanding of the control environment and the internal controls.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K, except for the amended risk factor below:

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our branded drugs, our sales may suffer.

The Hatch Waxman Act permits the FDA to approve ANDAs for generic versions of branded drugs and what are referred to as 505(b)(2) applications for generic or branded versions of existing branded drugs. We refer to this process as the “ANDA process”. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not generally require the conduct and submission of clinical equivalency studies for that product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product based on pharmacokinetic studies.

The Hatch Waxman Act requires an applicant for a drug that relies, at least in part, on data from the branded drug regarding the safety and efficacy of the same active ingredient, to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we would have 45 days to bring a patent infringement suit in federal district court against the company seeking to violate our patent rights. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch Waxman Act provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor does not infringe such patent(s). We have recently learned that the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research (OGD) has issued, in response to an inquiry, bioequivalence recommendations regarding our patent-protected product, Lidoderm® (lidocaine topical patch 5%). We have learned that OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, have generally required demonstration of bioequivalence through a comparative clinical equivalency study. The filing of any ANDA or 505(b)(2) application in respect to any of our branded drugs, particularly Lidoderm®, could have an adverse impact on our stock price and, if the patents covering our branded drugs, including Lidoderm®, were not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition would have a material adverse effect on our net sales, gross profit, operating income, net income and cash flows.

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

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/s/ Peter A. Lankau
Name:	Peter A. Lankau
Title:	President and Chief Executive Officer

/s/ Joyce N. LaViscount
Name:	Joyce N. LaViscount
Title:	Chief Accounting Officer

Date: November 9, 2006

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Amended and Restated Credit Agreement, dated as of December 21, 2001, by and between Endo, Endo Pharmaceuticals, the Lenders Party Thereto and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the Commission on March 29, 2002)

10.8	Amendment No.1, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.9	Amendment No.2, dated as of July 13, 2004, to the Amended and Restated Credit Agreement dated as of December 21, 2001, among Endo, Endo Pharmaceuticals Inc., the Lenders thereto and JP Morgan Chase. (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	[Intentionally Omitted.]

10.27	[Intentionally Omitted.]

10.29	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated August 31, 2001)

10.29.1	Letter Agreement, dated as of December 20, 2005, by and between Endo Pharmaceuticals and David Allen Harvey Lee, MD, Ph.D. (incorporated herein by reference to Exhibit 10.29.1 of the Current Report on Form 8-K dated December 21, 2005)

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P.

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between Endo and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated August 31, 2001)

10.35.1	Letter Agreement, dated as of December 20, 2005, by and between Registrant and Caroline B. Manogue (formerly Berry) (incorporated herein by reference to Exhibit 10.35.1 of the Current Report on Form 8-K dated December 21, 2005)

10.36	Amended and Restated Employment Agreement, dated as of December 20, 2005, by and between Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated December 21, 2005)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	[Intentionally Omitted.]

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P.

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Accounting Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Accounting Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002