Form 10-Q
period 2007-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2007-05-10
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of May 3, 2007: 133,773,371

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

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K and 8-K reports to the Securities and Exchange Commission (or SEC). Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$730,857	$628,085
Accounts receivable, net	201,406	279,159
Inventories	67,434	62,129
Prepaid expenses and other current assets	11,511	11,663
Deferred income taxes	50,913	54,978

Total current assets	1,062,121	1,036,014

PROPERTY AND EQUIPMENT, Net	39,189	36,565
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	76,494	78,046
NOTE RECEIVABLE	50,239	52,872
DEFERRED INCOME TAXES	—	1,745
OTHER ASSETS	12,684	10,368

TOTAL ASSETS	$1,421,806	$1,396,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,888	$122,647
Accrued expenses	148,460	164,528
Due to Endo Pharma LLC	18,741	38,693
Estimated amount due seller, current portion	15,000	—
Income taxes payable	3,567	12,231

Total current liabilities	307,656	338,099

DEFERRED INCOME TAXES	5,492	—
ESTIMATED AMOUNT DUE SELLER	530	15,530
OTHER LIABILITIES	8,163	2,072
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 133,693,355 and 133,600,959 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,337	1,336
Additional paid-in capital	684,448	679,704
Retained earnings	413,328	358,831
Accumulated other comprehensive income	852	1,117

Total stockholders’ equity	1,099,965	1,040,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,421,806	$1,396,689

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
NET SALES	$254,409	$205,043
COST OF SALES	48,395	48,737

GROSS PROFIT	206,014	156,306
COSTS AND EXPENSES:
Selling, general and administrative	92,782	100,167
Research and development	26,409	25,154
Depreciation and amortization	3,913	3,962

OPERATING INCOME	82,910	27,023

INTEREST INCOME, Net of interest expense of $50 and $482 in 2007 and 2006, respectively	7,018	4,563

INCOME BEFORE INCOME TAX	89,928	31,586
INCOME TAX	32,779	11,048

NET INCOME	$57,149	$20,538

NET INCOME PER SHARE:
Basic	$0.43	$0.15
Diluted	$0.43	$0.15
WEIGHTED AVERAGE SHARES:
Basic	133,629	132,877
Diluted	134,277	133,790

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$57,149	$20,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,913	3,962
Stock-based compensation	3,068	2,323
Accretion of interest on note receivable	(310)	(310)
Deferred income taxes	11,450	2,041
Amortization of deferred financing costs	—	96
(Gain)/loss on disposal of property and equipment	(29)	72
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	77,753	69,958
Inventories	(5,305)	(3,731)
Note receivable	(700)	(665)
Prepaid and other assets	3,850	3,553
Accounts payable	(1,795)	18,615
Accrued expenses	(15,622)	(36,467)
Due to Endo Pharma LLC	—	(5,624)
Income taxes receivable/payable	(4,961)	49,564

Net cash provided by operating activities	128,461	165,255

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,262)	(3,894)
Proceeds from the sale of property and equipment	75	12
Acquisitions of license rights	—	(11,000)
Other investments	(2,800)	—

Net cash used in investing activities	(6,987)	(14,882)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(443)	(694)
Tax sharing payments to Endo Pharma LLC	(20,000)	(96,715)
Tax benefits of stock options exercised	588	28,355
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	1,153	1,628

Net cash used in financing activities	(18,702)	(67,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,772	82,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	628,085	500,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$730,857	$583,903

SUPPLEMENTAL INFORMATION:
Interest paid	$50	$248
Income taxes paid	$25,136	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$59	$170
Change in accrual for purchases of property and equipment	$(1,030)	$(3,616)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The accompanying condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 contained in the Company’s Annual Report on

Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative-effect of a change in accounting principle. See Note 12 for further discussion.

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

3. INVENTORIES

Inventories are comprised of the following at March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,283	$7,619
Work-in-process	20,351	9,718
Finished goods	38,800	44,792

Total	$67,434	$62,129

4. LICENSE AND COLLABORATION AGREEMENTS

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Prior to the present amendment, in addition to other specified termination rights provided to both parties, the DURECT CHRONOGESICTM License Agreement provided Endo with a right to terminate the DURECT CHRONOGESICTM License Agreement starting March 31, 2007 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before March 31, 2007, provided that Endo provided DURECT written notice of such termination prior to April 30, 2007. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. A copy of Amendment No. 4 to the Development, Commercialization and Supply License Agreement between DURECT Corporation and Endo is filed hereto as Exhibit 10.42.5 in Part II, Item 6 of this Report. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ License Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT CHRONOGESIC™ License Agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

SkyePharma, Inc.

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo continued to provide a number of services and undertake certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and support and/or undertake the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through March 31, 2007 and included in research and development expense. Of this $17.7 million expensed through March 31, 2007, $5.2 million has been recorded during each of the three months ended March 31, 2007 and 2006.

5. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(21,327)	(19,775)

Other Intangibles, net	$76,494	$78,046

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

2007	$6,209
2008	6,209
2009	6,209
2010	6,209
2011	6,209

6. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us the rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. The loan is secured against the revenues receivable by Vernalis under the license agreement. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan provided that, in each case Endo delivers to Vernalis written notice not less than five (5) business days prior to the due date of any payment. During the three months ended March 31, 2007, royalties payable to Vernalis in the amount of approximately $1.8 million were recorded in selling, general and administrative expenses. We have notified Vernalis that 50% of these royalties will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. Vernalis has elected to defer the payment of the first five semi-annual interest amounts otherwise due January 31 and July 31 totaling approximately $6.4 million. We expect to offset 50% of future royalty payment obligations to Vernalis against these interest payment deferrals and consequently we have reclassified a portion of the accrued interest on the note receivable to other current assets.

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

7. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31, 2007	March 31, 2006
Net income	$57,149	$20,538
Other comprehensive income:
Unrealized (loss)/gain on securities, net of tax	(265)	1,222

Total comprehensive income	$56,884	$21,760

8. STOCK-BASED COMPENSATION

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserved an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expire on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC are issued. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company and in which affiliates of Kelso & Company have a controlling interest. Exercise of these stock options has not and will not result in the issuance of additional shares in the Company and does not dilute the ownership interests of our public stockholders.

Pursuant to the Company’s merger with Algos Pharmaceutical Corporation (Algos) and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserved an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expire on August 26, 2007. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 stock options to certain employees and members of management. No additional shares of Company common stock have been or will be issued as a result of the exercise of these stock options, because these stock options are exercisable only into shares of Company common stock that are held by Endo Pharma LLC. Accordingly, exercise of these stock options has not and will not result in the issuance of additional shares in the Company and does not dilute the ownership interests of our public stockholders.

Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. The Company has approved a 2007 Stock Incentive Plan and will adopt the plan subject to shareholder approval at the Company’s annual meeting of stockholders to be held on May 30, 2007. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan will be seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one Participant during any tax year of the Company, exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of March 31, 2007, both stock options and restricted stock have been awarded under the 2000 and 2004 plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute the ownership interests of our public stockholders. In March 2007, restricted stock was granted to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date).

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

During the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of $3.1 million and $2.3 million, respectively. Presented below is the allocation of stock-based compensation as recorded in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended,
	March 31, 2007	March 31, 2006
Selling, general and administrative expenses	$2,696	$2,042
Research and development expenses	372	281

Total stock-based compensation expense	$3,068	$2,323

Stock Options

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. .

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	3,910,768	$21.19
Granted	1,053,688	$30.52
Exercised	(78,824)	$14.63
Forfeited	(46,991)	$25.25
Expired	(1,403)	$16.31

Outstanding, March 31, 2007	4,837,238	$23.29	7.89	$31,120,316
Vested and expected to vest, March 31, 2007	4,521,862	$23.03	7.82	$30,251,219
Exercisable, March 31, 2007	1,728,893	$17.36	6.28	$20,847,520

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1.3 million and $3.3 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2007 and 2006 was $15.19 per option and $15.57 per option, respectively, determined using the following assumptions:

	2007	2006
Average expected term (years)	5.50	6.25
Risk-free interest rate	4.63%	4.59%
Dividend yield	0.00	0.00
Expected volatility	48%	50%

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $41.5 million. The weighted average remaining requisite service period of the non-vested stock options was 2.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, vested and exercisable, January 1, 2007	75,259	$2.42
Granted	—	$—
Exercised	(19,291)	$2.42
Forfeited	—	$—

Outstanding, vested and exercisable, March 31, 2007	55,968	$2.42	0.41	$1,510,017

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.6 million and $70.9 million, respectively.

As of March 31, 2007, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans.

Restricted Stock

During the three months ended March 31, 2007, the Company granted restricted stock awards to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date). We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock as of March 31, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Nonvested, Mach 31, 2007	13,572	$29.84

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested restricted stock awards amounted to $0.4 million. The weighted average remaining requisite service period of the non-vested restricted stock was 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

9. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005, but less than 1% of our common stock as of March 31, 2007, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2007, approximately 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2007, approximately $773 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $272 million of which has already been paid as of March 31, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2007. As of March 31, 2007, our net liability due to Endo Pharma LLC is approximately $18.7 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the three months ended March 31, 2007, approximately 19,000 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.2 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive an opinion on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service.

As of March 31, 2007, there were 55,968 stock options, which expire in August 2007, remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $29.40 per share, the closing price on March 30, 2007, we would generally be able to deduct, for income tax purposes, compensation of approximately $1.5 million, which could result in a tax benefit amount of approximately $0.6 million payable to Endo Pharma LLC in 2008. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of March 31, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC intends to pay the remaining $2 million to Ms. Ammon in 2007.

Related Party Matters. Robert Ammon, the brother of our current Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will be in excess of $120,000 but will not exceed $250,000. Marisa Lankau, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), may be in excess of $120,000 but will not exceed $125,000.

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

Teikoku Seiyaku Co., Ltd.

Under the terms of this agreement, Teikoku, a Japanese manufacturer, manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•

Teikoku has granted to us an exclusive (even as to Teikoku) license to certain intellectual property rights to use, sell or offer for sale (but not make or have made) the Product (as defined in the amended agreement).

•	We have agreed to purchase a certain number of patches per year for each year in the remaining term of the amended agreement.

•	Teikoku has agreed to fix the price of the Product for a period time after which the price will be adjusted at future dates certain based on a price index defined in the amendment agreement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (“Hind”) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of the Product.

•

The amended agreement will expire on December 31, 2021, unless terminated in accordance with its terms. After December 31, 2021, the amended agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the amended agreement upon mutual written agreement or (ii) either we or Teikoku terminates the amended agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

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

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended March 31, 2007 and 2006, we recorded $17.1 million and $13.8 million, respectively, for these royalties to Hind, which at March 31, 2007 and 2006 has been recorded as a royalty payable and included in accounts payable in the accompanying balance sheet.

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. This temporary reduction in royalties will not apply until the $41 million royalty threshold referred to above has been met.

Royalties payable to Penwest through March 31, 2007 would have amounted to $6.1 million if not for the $41 million royalty threshold referred to above (prior to which Endo does not owe Penwest any royalties).

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”). Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. A copy of Amendment No. 4 to the Development, Commercialization and Supply License Agreement between DURECT Corporation and Endo is filed hereto as Exhibit 10.42.5 in Part II, Item 6 of this Report. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

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

Vernalis Development Limited

Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova® beginning on January 1, 2007. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. During the three months ended March 31, 2007, royalties payable to Vernalis in the amount of approximately $1.8 million were recorded in selling, general and administrative expenses. We have notified Vernalis that 50% of those royalties, or approximately $900,000 will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable (See Note 6).

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through March 31, 2007 and included in research and development expense. Of this $17.7 million expensed through March 31, 2007, $5.2 million has been recorded during each of the three months ended March 31, 2007 and 2006. The agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

Zars Pharma

Under the terms of the agreement, we may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM.

ProEthic Pharmaceuticals, Inc.

Under the terms of the agreement, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005 for the ketoprofen patch. During 2006, we made an additional $5 million milestone payment that has been expensed as research and development. We could be required to make additional payments of approximately $8 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. We can terminate the agreement at any time upon no more than ninety days’ written notice.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. During the three months ended March 31, 2007, we invested an additional $2.8 million in this partnership, bringing our cumulative cash investment to $5.5 million as of March 31, 2007. We are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at March 31, 2007.

Department of Health and Human Services Subpoena.

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government to provide the requested documents. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

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

Pricing Litigation

A number of cases brought by local and state government entities are pending that allege generally that EPI and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.

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

Three previously reported cases, County of Erie v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Erie County, County of Oswego v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Oswego County, and County of Schenectady v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Schenectady County, are now pending in MDL 1456.

A case was filed in federal court in the Southern District of New York in April 2007 by the County of Orange against EPI and numerous other pharmaceutical companies containing allegations similar to the cases filed by other New York Counties against EPI: County of Orange v. Abbott Laboratories, Inc., et al., Civ. Action No. 07 CV 2777 (S.D.N.Y.). This case is currently pending in the Southern District of New York.

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al.

There is a previously reported case against EPI and numerous other pharmaceutical companies, State of Mississippi v. Abbott Laboratories, Inc., et al., originally filed in the Chancery Court of Hinds County, Mississippi. The State of Mississippi offered to enter an agreed order of dismissal with respect to Endo, and Endo filed a notice of acceptance of that offer in Hinds County Chancery Court. The case was removed to federal court and transferred to MDL 1456, where it is currently pending. Endo is not listed as a party to the suit currently pending in MDL 1456.

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

11. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income available to common stockholders	$57,149	$20,538
Denominator:
For basic per share data — weighted average shares	133,629	132,877
Effect of dilutive stock options	648	913

For diluted per share data — weighted average shares	134,277	133,790
Basic earnings per share	$0.43	$0.15

Diluted earnings per share	$0.43	$0.15

12. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more- likely-than-not to be realized upon ultimate settlement.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the company has accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $6.4 million. There have been no material changes to the unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $6.4 million.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments which would lead to a material impact on our results of operations or our financial position.

13. Acquisitions

RxKinetix, Inc.

On October 12, 2006, the Company acquired all of the outstanding common stock of privately held RxKinetix, Inc. RxKinetix specializes in developing new therapeutics focused on improving the quality of life for patients being treated for cancer. RxKinetix’s most advanced product, now named EN 3285, is currently in clinical Phase II for the prevention of oral mucositis, a painful, debilitating and often dose-limiting side effect that afflicts many patients being treated for cancer with radiation and/or chemotherapy. RxKinetix is a development stage company and therefore was accounted for as an asset acquisition. The results of operations for RxKinetix have been included in our consolidated financial statements beginning on the acquisition date.

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our preliminary purchase allocation is subject to revision; subsequent revisions, if any, are not expected to be material. At March 31, 2007, we reclassified to a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash consideration	$20,000
Direct acquisition costs	482

Total purchase price	$20,482

Allocation of purchase price:

Cash	$9
Property and equipment	127
Purchased in-process research and development	26,046
Other assets	461
Deferred tax assets	10,699
Other liabilities	(1,330)
Estimated amounts due seller	(15,530)

Total purchase price	$20,482

As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, known as EN 3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN 3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets. As of the acquisition date, EN 3285 was in clinical Phase II for the prevention of oral mucositis, painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. During the course of high-dose cancer therapy and bone marrow transplantation, patients often develop painful and debilitating oral inflammation, or mucositis, in the mouth. The resulting weight loss, dehydration and, in some cases, infection often lead to dose-limitation of chemotherapy and radiation therapy, and contribute considerably to cancer and transplant-related morbidity and mortality. Further, these side effects add to related medical costs by prolonging hospital stays, increasing antibiotic, fluid, and analgesic use, and requiring patients to receive parenteral nutritional support. Of the estimated 800,000 patients treated for cancer in the United States, as many as 400,000 may develop the debilitating complications of oral mucositis as a result of their treatment. RxKinetix also had other products in early- stage development based on the ProGelz® technology. We plan to conduct additional Phase II trials of EN 3285 to continue to characterize the clinical profile of the product in the intended patient population — head and neck cancer patients undergoing combination treatment of radiation and chemotherapy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting policies and estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, for the year ended December 31, 2006 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 3 of this Report.

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

Recent Developments

In April 2007, the Company and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. The material components of the Amended Agreement are as follows:

•

Teikoku has granted to us an exclusive (even as to Teikoku) license to certain intellectual property rights to use, sell or offer for sale (but not make or have made) the Product (as defined in the amended agreement).

•	We have agreed to purchase a certain number of patches per year for each year in the remaining term of the amended agreement.

•	Teikoku has agreed to fix the price of the Product for a period time after which the price will be adjusted at future dates certain based on a price index defined in the amendment agreement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (“Hind”) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of the Product.

•

The amended agreement will expire on December 31, 2021, unless terminated in accordance with its terms. After December 31, 2021, the amended agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the amended agreement upon mutual written agreement or (ii) either we or Teikoku terminates the amended agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

In April 2007, we announced that Carol A. Ammon, Founder and Chairman of the Board, has informed the company that she has decided to retire, effective May 30, 2007, from her position as Endo’s Chairman to devote more time to her philanthropic activities, and accordingly, will not run for re-election to the company’s board of directors. The Company also announced that Roger H. Kimmel, an independent director of Endo since 2000, has been appointed by the Board to serve as Chairman, effective May 30, 2007.

In April 2007, the Company announced that it received notice from Anesiva, Inc., advising of the filing of a New Drug Application (NDA) under 21 U.S.C. § 355(b)(2)(A)(iv) (also referred to as Section 505 (b)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act) for its ZingoTM Dermal PowderJect Lidocaine HCl topical powder and referring to the patents that cover the method of use and formulation of Endo’s lidocaine-containing topical patch products, Lidoderm® and SyneraTM. Section 505(b)(2) does not allow for automatic generic substitution of these prescription products for any other products. If approved, Endo believes that ZingoTM will not be a generic to, nor will it compete with, Lidoderm® because of ZingoTM’s indication and formulation. Anesiva’s notice stated that ZingoTM’s proposed indication is for preventing or reducing pain associated with blood draws and intravenous placements. Unlike Lidoderm®, ZingoTM is not a topical patch. However, Endo believes that, although ZingoTM would not be a substitutable generic to SyneraTM and uses a different delivery mechanism, ZingoTM may compete with SyneraTM because their indications may be similar. Endo will continue to evaluate these notices. According to Anesiva’s notice letter, Zingo’s injection device drives lidocaine powder into the skin surface using accelerated inert gas particles. An NDA for ZingoTM was filed in late 2006 and accepted for filing in January 2007.

In March 2007, we along with Vernalis plc announced that the FDA informed the companies that it will require an additional three months to review Endo’s previously submitted Supplemental New Drug Application (sNDA) for Frova(R) (frovatriptan succinate) 2.5 mg tablets for the expanded indication of short-term prevention of menstrual migraine (MM). The FDA now anticipates completing its review of this application on or before August 19, 2007. As previously disclosed, the original PDUFA (Prescription Drug User Fee Act) review date was May 19, 2007. The companies noted that the FDA’s request relates solely to the presentation of the data and not its content and that no additional data have been requested.

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. This temporary reduction in royalties will not apply until the $41 million royalty threshold referred to above has been met

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement was terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo continued to provide a number of services and undertake certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007 and support and/or undertake the transition of certain Endo functions and activities (including third party activities) to SkyePharma that are useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S.

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government to provide the requested documents.

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

As of March 31, 2007, we received information from our two largest U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information. We believe sales recorded for the three months ended March 31, 2007 were generally representative of underlying demand for the products.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and losses. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. During the three months ended March 31, 2007, adjustments for prior periods’ sales deduction accruals amounted to approximately $0.6 million related to the reversal of 2006 excess accruals.

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

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2007, goodwill and other intangibles comprised approximately 18% of our total assets and 23% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Our goodwill and other intangible assets consist of the following at March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(21,327)	(19,775)

Other Intangibles, net	$76,494	$78,046

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

2007	$6,209
2008	6,209
2009	6,209
2010	6,209
2011	6,209

Income Taxes

Provisions for income taxes are calculated on reported pre-tax income based on current tax laws, statutory tax rates and available tax incentives and planning opportunities in various jurisdictions in which we operate. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. On January 1, 2007, the Company adopted the provisions of FASB

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more- likely-than-not to be realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options has been determined in accordance with SFAS 123(R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock amounted to $41.9 million. The weighted average remaining requisite service period of the non-vested stock options and restricted stock was 2.8 years and 1.9 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Results of Operations

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options and compensation paid by Endo Pharma LLC, impairment of intangible assets, purchased in-process research and development charges and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements.

Net Sales

The following table displays our net sales by product category and as a percentage of total net sales for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
Lidoderm®	$154,071	61	$125,072	61
Percocet®	30,563	12	27,495	13
Frova®	12,142	5	6,972	3
Opana® ER and Opana®	29,247	11	—	—
Other brands	2,610	1	4,782	3

Total brands	228,633	90	164,321	80
Generic oxycodone extended-release tablets	—	—	8,981	4
Other generics	25,776	10	31,741	16

Total generics	25,776	10	40,722	20

Total net sales	$254,409	100	$205,043	100

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 increased to $254.4 million from $205.0 million in the comparable 2006 period. This increase in net sales was primarily due to increased sales of Lidoderm®, as well as sales of Opana® and Opana® ER , which were launched in the second half of 2006. Net sales of Opana® and Opana® ER for the three months ended March 31, 2007, includes $13.8 million of deferred revenue for commercial shipments made to customers during 2006. These increases were partially offset by the reduction in sales of our generic oxycodone extended-release tablets, resulting from the Company’s settlement with Purdue (as described in more detail below). Net sales of Lidoderm® increased by 23% to $154.1 million from $125.1 million in the comparable 2006 period due to the continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with incremental promotional support generated by the expansion of our sales force in 2006. In addition, we have benefited from a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the relevant rebate accruals. Sales of our generic oxycodone extended-release tablets ceased on December 31, 2006 causing a $9.0 million decrease in sales for the three months ended March 31, 2007 versus the comparable 2006 period. In August 2006, we announced that we had reached an agreement with Purdue to settle long-running litigation claiming that our oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, a bioequivalent versions of Purdue’s OxyContin®, infringe Purdue’s patents. Pursuant to the settlement, we discontinued selling our oxycodone extended-release products effective December 31, 2006. Net sales of our other generic products decreased to $25.8 million from $31.7 million in the comparable 2006 period. Continued generic competition has decreased both our market share as well as the price of these other generic products. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due primarily to the expected increases in the net sales of Lidoderm® and Opana® ER and Opana® partially offset by the discontinuation of sales of our generic oxycodone extended-release tablets, we expect net sales in 2007 to be approximately $1.025 billion and $1.050 billion. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three months ended March 31, 2007 increased by 32% to $206.0 million from $156.3 million in the comparable 2006 period. Gross profit margins increased to 81% from 76% in the comparable 2006 period. This increase is primarily attributable to a favorable mix of product revenues, as we derived a higher proportion of total revenue from higher margin branded products compared to revenues in the comparable 2006 period. We expect to continue to benefit from this favorable product mix for the remainder of 2007, as higher-margin branded products will continue to represent a higher proportion of total revenue when compared to 2006. However, this favorability will be partially offset by a decrease in our average selling price as we pursue contracting activities, particularly with managed care organizations, throughout the remainder of 2007. As such, we expect full year gross margins to be above 2006, but below gross margins achieved during the three months ended March 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 decreased to $92.8 million from $100.2 million in the comparable 2006 period. This decrease was primarily due to the accrual of compensation expense and the related employer payroll taxes of approximately $41.3 million, during the three months ended March 31, 2006. These amounts, are related to the one-time bonuses Endo Pharma LLC paid or to be paid to certain of our executives (see “Note 9. RELATED PARTY TRANSACTIONS – Executive Compensation”). The impact of these prior year amounts was partially offset by an increase in sales and promotional efforts in 2007 over the comparable 2006 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of approximately 220 sales representatives, the pre-launch expenses for Frova® (MM) and the continued launch expenses of Opana® ER and Opana®. During 2007, selling, general and administrative expenses is expected to rise, excluding the Endo Pharma LLC items noted above, due to increased promotional support behind Endo’s key on-market products, including the full-year impact of the expansion of the sales force that occurred in the second half of 2006, combined with continuing investments in infrastructure to support Endo’s long-term growth.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2007 increased to $26.4 million from $25.2 million in the comparable 2006 period. This increase is primarily attributable to the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006. This increase in spending was partially offset by the year-over-year difference in up-front license fees and milestone payments expensed during 2007 compared to 2006. During the three months ended March 31, 2007, we expensed $5.6 million in milestone payments related primarily to Rapinyl™. In comparison, during the three months ended March 31, 2006, we expensed milestone payments of $10.2 million primarily related to RapinylTM and the topical ketoprofen patch. In 2007, we expect to direct the majority of our incremental research and development spending on the ongoing clinical trials for RapinylTM, the topical ketoprofen patch, the transdermal sufentanil patch and EN 3285. Additionally, we expect to increase our investment in post-marketing clinical studies in support of our on-market products.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2007 decreased to $3.9 from $4.0 million in the comparable 2006 period primarily due to the impairment charges recorded related to the SkyePharma and Zars intangible assets in the fourth quarter of 2006. We expect depreciation and amortization will increase from current levels as we increase our capital expenditures and as we continue to license in products and technologies.

Interest Income, Net. Interest income, net for the three months ended March 31, 2007 increased to $7.0 million from $4.6 million in the comparable 2006 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the first quarter of 2007 compared to the first quarter of 2006.

Income Tax. Income tax for the three months ended March 31, 2007 increased to $32.8 million from $11.0 million in the comparable 2006 period. This increase is due to the increase in income before income tax for the three months ended March 31, 2007. In addition, our effective income tax rate increased to 36.5% for three months ended March 31, 2007 from 35.0% in the comparable 2006 period. This increase in the effective income tax rate is primarily related to research and development tax credits realized during the three months ended March 31, 2006.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

During the three months ended March 31, 2007, we increased cash and cash equivalents by $102.8 million to a balance of $730.9 million. These funds, in addition to our cash generated from future operations are expected to be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline research and development projects in the event that our collaboration partners are unable or unwilling to fund their portion of any particular project. We may use a portion of our cash and cash equivalents for possible acquisitions and licensing opportunities.

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $128.5 million for the three months ended March 31, 2007 from $165.3 million for the three months ended March 31, 2006. Significant components of our operating cash flows for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Cash Flow Data-Operating Activities:
Net income	$57,149	$20,538
Depreciation and amortization	3,913	3,962
Stock-based compensation	3,068	2,323
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Changes in assets and liabilities which provided (used) cash:	53,220	95,203
Other, net	11,111	1,899

Net cash provided by operating activities	$128,461	$165,255

Net cash provided by operating activities decreased by $36.8 million to $128.5 million for the three months ended March 31, 2007. This decrease is primarily a result of a $42.0 million decrease in the operating cash flow impact of the changes in operating assets and liabilities, partially offset by changes in other items reconciling net income to cash provided by operating activities, the largest of which is a $41.3 million decrease in the operating cash flow impact related to selling, general and administrative expenses to be funded by Endo Pharma LLC. The decrease in the operating cash flow impact of changes in operating assets and liabilities is primarily due to a $54.5 million decrease in the cash flow impact related to income taxes, due to the receipt of an income tax refund in 2006 as a result of the significant tax deductions generated in 2005 from the exercises of 22.2 million Endo Pharma LLC stock options. This was partially offset by a $7.8 million increase in the cash flow impact of accounts receivable as a result of the timing and volume of our sales during the first quarter of 2007 when compared to the first quarter of 2006 and other operating cash flow increases related to other operating assets and liabilities primarily due to the timing of payments and expenditures during the three months ended 2007 when compared to the same period in 2006. During the three months ended March 31 2006, due to Endo Pharma LLC’s intention to payout one-time bonuses, the Company recorded in selling, general and administrative expense, executive compensation of $41.3 million for one-time cash bonuses paid to each of Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer. These bonus payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. No such payments were made or accrued during the three months ended March 31, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $7.0 million for the three months ended March 31, 2007 from $14.9 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company paid $4.3 million for capital expenditures and invested an additional $2.8 million in Life Sciences Opportunities Fund (Institutional) II, L.P., bringing our total cash investment to $5.5 million as of March 31, 2007. During the three months ended March 31, 2006, the Company paid $3.9 million for capital expenditures and $11.0 million for the purchase of a license right.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $18.7 million for the three months ended March 31, 2007 from $67.4 million for the three months ended March 31, 2006. The decrease is primarily due to a $20.0 million payment to Endo Pharma LLC pursuant to the tax sharing agreement compared to a $96.7 million payment in 2006 partially offset by a $27.8 million decrease in the cash flow impact related to the tax benefits of stock options exercised.

Working Capital. Working capital increased to $754.5 million as of March 31, 2007 from $697.9 million as of December 31, 2006. The components of our working capital as of March 31, 2007 and December 31, 2006 are below:

	March 31, 2007	December 31, 2006
Total current assets	$1,062,121	$1,036,014
Less: Total current liabilities	307,656	338,099

Working capital	$754,465	$697,915

The primary drivers for the increase in working capital were the increase in cash and cash equivalents as well as a reduction in the amounts due to Endo Pharma LLC as a result of payments to Endo Pharma LLC during 2006 which reduced the balance due to Endo Pharma LLC to $18.7 million at March 31, 2007 from $38.7 million at December 31, 2006. Accounts receivable at March 31, 2007 decreased to $201.4 million from $279.2 million at December 31, 2006. Day sales in accounts receivable decreased to 44 days as of March 31, 2007 from 55 days as of December 31, 2006. The decrease is primarily attributable to a higher proportion of sales from branded products than generic products during the three months ended March 31, 2007, which resulted in a higher collection rate as payment on branded products generally, is received more quickly than from generic products. At March 31, 2007, we reclassified to a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. This increase in current liabilities was offset by a decrease in income taxes payable from $12.2 million at December 31, 2007 to $3.6 million at March 31, 2007 as a result of income tax payments made during the three months ended March 31, 2007, as well as the recognition during the quarter, of $13.8 million of Opana® and Opana® ER deferred revenue from 2006, which reduced our accrued liabilities balance.

Acquisition. On October 12, 2006, the Company acquired all of the outstanding common stock of privately held RxKinetix, Inc. RxKinetix specializes in developing new therapeutics focused on improving the quality of life for patients being treated for cancer. RxKinetix’s most advanced product, now named EN 3285, is currently in clinical Phase II for the prevention of oral mucositis, a painful, debilitating and often dose-limiting side effect that afflicts many patients being treated for cancer with radiation and/or chemotherapy. RxKinetix is a development stage company and therefore was accounted for as an asset acquisition. The results of operations for RxKinetix have been included in our consolidated financial statements beginning on the acquisition date.

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our preliminary purchase allocation is subject to revision; subsequent revisions, if any, are not expected to be material. At March 31, 2007, we reclassified to a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash consideration	$20,000
Direct acquisition costs	482

Total purchase price	$20,482

Allocation of purchase price:

Cash	$9
Property and equipment	127
Purchased in-process research and development	26,046
Other assets	461
Deferred tax assets	10,699
Other liabilities	(1,330)
Estimated amounts due seller	(15,530)

Total purchase price	$20,482

As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, known as EN 3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN

3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets. As of the acquisition date, EN 3285 was in clinical Phase II for the prevention of oral mucositis, painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. During the course of high-dose cancer therapy and bone marrow transplantation, patients often develop painful and debilitating oral inflammation, or mucositis, in the mouth. The resulting weight loss, dehydration and, in some cases, infection often lead to dose-limitation of chemotherapy and radiation therapy, and contribute considerably to cancer and transplant-related morbidity and mortality. Further, these side effects add to related medical costs by prolonging hospital stays, increasing antibiotic, fluid, and analgesic use, and requiring patients to receive parenteral nutritional support. Of the estimated 800,000 patients treated for cancer in the United States, as many as 400,000 may develop the debilitating complications of oral mucositis as a result of their treatment. RxKinetix also had other products in early- stage development based on the ProGelz® technology. We plan to conduct additional Phase II trials of EN 3285 to continue to characterize the clinical profile of the product in the intended patient population — head and neck cancer patients undergoing combination treatment of radiation and chemotherapy.

Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provided us with a line of credit of $75.0 million. We did not borrow any amounts under the facility during 2006, and the line of credit expired on December 21, 2006. The Company has not renegotiated a credit facility at this time.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005, but less than 1% of our common stock as of March 31, 2007, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2007, approximately 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2007, approximately $773 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $272 million of which has already been paid as of March 31, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $11 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2007. As of March 31, 2007, our net liability due to Endo Pharma LLC is approximately $18.7 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the three months ended March 31, 2007, approximately 19,000 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.2 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive an opinion on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service.

As of March 31, 2007, there were 55,968 stock options, which expire in August 2007, remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $29.40 per share, the closing price on March 30, 2007, we would generally be able to deduct, for income tax purposes, compensation of approximately $1.5 million, which could result in a tax benefit amount of approximately $0.6 million payable to Endo Pharma LLC in 2008. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of March 31, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC intends to pay the remaining $2 million to Ms. Ammon in 2007.

Related Party Matters. Robert Ammon, the brother of our current Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will be in excess of $120,000 but will not exceed $250,000. Marisa Lankau, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), may be in excess of $120,000 but will not exceed $125,000.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the three months ended March 31, 2007 follows:

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Prior to the present amendment, in addition to other specified termination rights provided to both parties, the DURECT CHRONOGESICTM License Agreement provided Endo with a right to terminate the DURECT CHRONOGESICTM License Agreement starting March 31, 2007 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before March 31, 2007, provided that Endo provided DURECT written notice of such termination prior to April 30, 2007. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT

CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. A copy of Amendment No. 4 to the Development, Commercialization and Supply License Agreement between DURECT Corporation and Endo is filed hereto as Exhibit 10.42.5 in Part II, Item 6 of this Report. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ License Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT CHRONOGESIC™ License Agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

SkyePharma, Inc.

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo continued to provide a number of services and undertake certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and support and/or undertake the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through March 31, 2007 and included in research and development expense. Of this $17.7 million expensed through March 31, 2007, $5.2 million has been recorded during each of the three months ended March 31, 2007 and 2006.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$17,090	$2,875	$2,901	$2,603	$2,392	$1,969	$4,350
Capital Lease Obligations	1,991	1,479	489	23	—	—	—
Minimum Purchase Commitments to Novartis	51,000	17,000	17,000	17,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	38,693	38,693	—	—	—	—	—

	Payment Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Minimum Royalty Obligation Due to Hind	2,500	500	500	500	500	500	—
Minimum Purchase Commitments to Teikoku(1)	480,000	32,000	32,000	32,000	32,000	32,000	320,000
Limited Partnership Commitment(2)	7,300	7,300	—	—	—	—	—

Total	$598,574	$99,847	$52,890	$52,126	$34,892	$34,469	$324,350

(1)

On April 24, 2007, our wholly owned subsidiary Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo has agreed to purchase a certain number of patches per year for each year in the remaining term of the Amended Agreement. Teikoku has agreed to fix the price of the Product for a specified period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amendment Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As of December 31, 2006, we have invested $2.7 million in this partnership.

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

As more fully described in Footnote 12 to the Condensed Consolidated Financial Statements, on January 1, 2007, we adopted FIN 48 and have recorded a $6.4 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative-effect of a change in accounting principle. See Note 12 for further discussion.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk , see Item 7A, “Quantitative and Qualitative Disclosures about market Risk.” Of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 30, 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Prior to the present amendment, in addition to other specified termination rights provided to both parties, the DURECT CHRONOGESICTM License Agreement provided Endo with a right to terminate the DURECT CHRONOGESICTM License Agreement starting March 31, 2007 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before March 31, 2007, provided that Endo provided DURECT written notice of such termination prior to April 30, 2007. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. A copy of Amendment No. 4 to the Development, Commercialization and Supply License Agreement between DURECT Corporation and Endo is filed hereto as Exhibit 10.42.5 in Part II, Item 6 of this Report.

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
(Registrant)

/s/ Peter A. Lankau
Name: Peter A. Lankau
Title: President and Chief Executive Officer

/s/ Charles A. Rowland, Jr.
Name: Charles A. Rowland, Jr.
Title: Executive Vice President, Chief Financial Officer and Treasurer

Date: May 10, 2007

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	[Intentionally Omitted]

10.8	[Intentionally Omitted]

10.9	[Intentionally Omitted]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Company (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.26 of the Current Report on Form 8-K dated January 5, 2007)

10.27	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated January 5, 2007)

10.29	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and David A. H. Lee (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated January 5, 2007)

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated January 5, 2007)

10.36	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated January 5, 2007)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.42.5	Amendment No. 4 to the Development, Commercialization and Supply License Agreement, dated April 30, 2007, between DURECT Corporation and Endo Pharmaceuticals Inc.

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002