Form 10-Q
period 2007-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2007-08-09
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of August 3, 2007: 134,033,440

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$445,829	$628,085
Marketable securities	360,925	—
Accounts receivable, net	222,118	279,159
Inventories	72,904	62,129
Prepaid expenses and other current assets	11,028	11,663
Deferred income taxes	54,552	54,978

Total current assets	1,167,356	1,036,014

PROPERTY AND EQUIPMENT, Net	43,304	36,565
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	74,942	78,046
NOTE RECEIVABLE	50,158	52,872
DEFERRED INCOME TAXES	—	1,745
OTHER ASSETS	10,758	10,368

TOTAL ASSETS	$1,527,597	$1,396,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$126,109	$122,647
Accrued expenses	163,852	164,528
Due to Endo Pharma LLC	19,301	38,693
Estimated amount due seller, current portion	15,000	—
Income taxes payable	16,875	12,231

Total current liabilities	341,137	338,099

DEFERRED INCOME TAXES	4,746	—
ESTIMATED AMOUNT DUE SELLER	530	15,530
OTHER LIABILITIES	11,084	2,072
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 133,971,183 and 133,600,959 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,340	1,336
Additional paid-in capital	694,327	679,704
Retained earnings	473,874	358,831
Accumulated other comprehensive income	559	1,117

Total stockholders’ equity	1,170,100	1,040,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,527,597	$1,396,689

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$257,147	$228,020	$511,556	$433,063
COST OF SALES (1)	53,460	50,408	101,855	99,145

GROSS PROFIT	203,687	177,612	409,701	333,918
COSTS AND EXPENSES:
Selling, general and administrative	87,024	64,264	179,806	164,431
Research and development	26,276	19,772	52,685	44,926
Depreciation and amortization	4,015	4,346	7,928	8,308

OPERATING INCOME	86,372	89,230	169,282	116,253

INTEREST INCOME, Net	8,264	5,658	15,282	10,221

INCOME BEFORE INCOME TAX	94,636	94,888	184,564	126,474
INCOME TAX	34,090	37,252	66,869	48,300

NET INCOME	$60,546	$57,636	$117,695	$78,174

NET INCOME PER SHARE:
Basic	$0.45	$0.43	$0.88	$0.59
Diluted	$0.45	$0.43	$0.88	$0.58
WEIGHTED AVERAGE SHARES:
Basic	133,820	133,051	133,725	132,964
Diluted	134,504	133,936	134,395	133,864

(1) Excludes the following amounts of amortization expense related to commercial products:	$1,230	$1,945	$2,460	$3,523

See notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$117,695	$78,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,928	8,308
Stock-based compensation	7,233	5,536
Interest earned on available-for-sale securities	(313)	—
Accretion of interest on note receivable	(620)	(620)
Deferred income taxes	8,660	8,856
Tax benefits of stock options exercised	—	—
Amortization of deferred financing costs	—	191
(Gain) loss on disposal of property and equipment	(151)	902
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	57,041	31,170
Inventories	(10,775)	(10,815)
Note receivable	(493)	(1,337)
Prepaid and other assets	4,871	6,576
Accounts payable	(628)	14,945
Accrued expenses	390	(35,716)
Due to Endo Pharma LLC	—	(24,900)
Other liabilities	1,918	—
Income taxes receivable/payable	8,347	78,508

Net cash provided by operating activities	201,103	201,108

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,885)	(5,196)
Proceeds from the sale of property and equipment	268	67
Purchases of available-for-sale securities	(360,612)	—
Acquisitions of license rights	—	(19,000)
Distribution from equity method investee	1,096	—
Other investments	(2,800)	—

Net cash used in investing activities	(370,933)	(24,129)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(498)	(1,294)
Tax sharing payments to Endo Pharma LLC	(20,000)	(96,715)
Tax benefits of stock options exercised	2,813	29,849
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	5,259	2,929

Net cash used in financing activities	(12,426)	(65,231)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,256)	111,748
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	628,085	500,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$445,829	$612,704

SUPPLEMENTAL INFORMATION:
Interest paid	$47	$388
Income taxes paid	$45,431	$159
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$73	$185
Change in accrual for purchases of property and equipment	$(4,090)	$(2,955)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and six-month periods ended June 30, 2007 is not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative-effect of a change in accounting principle. See Note 13 for further discussion.

In September 2006, the FASB issued SFAS No.157 (“SFAS 157”), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

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

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 07-1 Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”), and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. For purposes of the separate financial statements of an entity, SOP 07-1 indicates that the Guide is applicable to investment companies that are (1) entities regulated by the Investment Company Act of 1940 or similar requirements, and (2) separate legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The Guide is not applicable to entities that hold investments for strategic operating purposes. Entities that previously applied the provisions of the Guide, but no longer meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, should report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with GAAP other than investment company accounting. The fair value of the investments (determined in conformity with investment company accounting) should be considered the carrying amount of the investments at the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to opening retained earnings as of the beginning of the year that SOP 07-1 is adopted. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (Task Force) in Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a Company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

3. MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of auction rate securities, variable rate demand obligations and publicly traded equity securities.

Auction rate securities and variable rate demand obligations are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process, often referred to as a “Dutch auction”. Variable rate demand obligations are typically bought and sold through a remarketing process, whereby an investor tenders their bonds to a trustee for purchase at any auction or remarketing date. A remarketing agent resets the interest rate on variable rate demand obligations to a rate that will successfully allow remarketing of those bonds and remarkets the bonds to new investors.

We classify our marketable securities as available-for-sale securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair market value. Our equity securities are included in “Other assets.” Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recorded any such impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. The Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations.

The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, along with realized gains and losses, are included in interest income, net.

While the underlying securities of auction rate securities and variable rate demand obligations generally have contractual maturities between 20 and 30 years, the interest rates on such securities typically reset at intervals between 7 to 35 days. Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company has the ability to quickly liquidate these securities. The Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these short-term investments has been recorded as interest income.

Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity.

4. INVENTORIES, NET

Inventories are comprised of the following at June 30, 2007 and December 31, 2006, respectively (in thousands):

	June 30, 2007	December 31, 2006
Raw Materials	$10,781	$7,619
Work-in-Process	17,963	9,718
Finished Goods	44,160	44,792

Total	$72,904	$62,129

5. LICENSE AND COLLABORATION AGREEMENTS

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

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through June 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through June 30, 2007, $5.2 million has been recorded during each of the six months ended June 30, 2007 and 2006.

Vernalis Development Limited

In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm will pay to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

6. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at June 30, 2007 and December 31, 2006, respectively (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(22,879)	(19,775)

Other intangibles, net	$74,942	$78,046

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

2007	$6,209
2008	6,209
2009	6,209
2010	6,209
2011	6,209

7. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us the rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. The loan is secured against the revenues receivable by Vernalis under the license agreement. At our election, we are able to offset $20 million of the $40 million menstrual migraine indication approval milestone and 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan provided that, in each case Endo delivers to Vernalis written notice not less than five (5) business days prior to the due date of any payment. During the three and six months ended June 30, 2007, we expensed royalties payable to Vernalis in the amount of approximately $1.9 million and $3.7 million, respectively. We have notified Vernalis that 50% of these royalties will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. Vernalis has elected to defer the payment of the first six semi-annual interest amounts otherwise due January 31 and July 31 totaling approximately $7.8 million. We have and expect to continue to offset 50% of future royalty payment obligations to Vernalis against these interest payment deferrals and consequently we have reclassified a portion of the accrued interest on the note receivable to other current assets.

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

8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$60,546	$57,636	$117,695	$78,174
Other comprehensive income:
Unrealized losses on securities, net of tax	(293)	(2,358)	(558)	(1,136)

Total comprehensive income	$60,253	$55,278	$117,137	$77,038

9. COMPENSATION RELATED TO STOCK OPTIONS

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

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan will be seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one Participant during any tax year of the Company, exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of June 30, 2007, both stock options and restricted stock have been awarded under the 2000 and 2004 plans. Stock options granted under the 2000 and 2004 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000 and 2004 Stock Incentive Plans will dilute the ownership interests of our public stockholders. In March 2007, restricted stock was granted to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date).

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $4.2 million and $7.2 million during the three and six months ended June 30, 2007 and $3.2 million and $5.5 million during the three and six months ended June 30, 2006. Presented below is the allocation of stock-based compensation as recorded in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$3,678	$2,843	$6,374	$4,885
Research and development expenses	487	370	859	651
Total stock-based compensation expense	$4,165	$3,213	$7,233	$5,536

Stock Options

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. During 2006, in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, the Company calculated the expected term of options granted using the simplified method. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available, but no later than December 31, 2007. Beginning in 2007, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors.

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	3,910,768	$21.19
Granted	1,067,350	$30.52
Exercised	(356,652)	$14.74
Forfeited	(98,376)	$26.03
Expired	(2,336)	$18.61

Outstanding, June 30, 2007	4,520,754	$23.80	7.72	$47,144,873
Vested and expected to vest, June 30, 2007	4,217,374	$23.56	7.66	$45,016,338
Exercisable, June 30, 2007	1,528,622	$18.00	6.34	$24,807,587

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $6.4 million and $6.7 million, respectively. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2007 and 2006 was $15.19 per option and $15.59 per option, respectively, determined using the following assumptions:

	2007	2006
Average expected term (years)	5.50	6.25
Risk-free interest rate	4.63%	4.59%
Dividend yield	0.00	0.00
Expected volatility	48%	50%

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $37.3 million. The weighted average remaining requisite service period of the non-vested stock options was 2.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, vested and exercisable, January 1, 2007	75,259	$2.42
Granted	—	$—
Exercised	(69,924)	$2.42
Forfeited	—	$—

Outstanding, vested and exercisable, June 30, 2007	5,335	$2.42	0.16	$169,706

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $2.1 million and $71.4 million, respectively.

As of June 30, 2007, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans.

Restricted Stock

During the six months ended June 30, 2007, the Company granted restricted stock awards to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date).

We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock as of June 30, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Nonvested, June 30, 2007	13,572	$29.84

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested restricted stock awards amounted to $0.3 million. The weighted average remaining requisite service period of the non-vested restricted stock was 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

10. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005, but less than 1% of our common stock as of June 30, 2007, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2007, approximately 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $299 million. Under the tax sharing agreement, we are required to pay this $299 million, $272 million of which has already been paid as of June 30, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2007. As of June 30, 2007, our net liability due to Endo Pharma LLC is approximately $19.3 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the six months ended June 30, 2007, approximately 70,000 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.8 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service.

As of June 30, 2007, there were 5,335 stock options, which expire in August 2007, remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $34.23 per share, the closing price on June 29, 2007, we would generally be able to deduct, for income tax purposes, compensation of approximately $0.2 million, which could result in a tax benefit amount of approximately $0.1 million payable to Endo Pharma LLC in 2008. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of June 30, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

Related Party Matters. Robert Ammon, the brother of our former Chairman and Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will be in excess of $120,000 but will not exceed $255,000. Marisa Lankau, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), may be in excess of $120,000 but will not exceed $125,000.

11. COMMITMENTS AND CONTINGENCIES

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

Teikoku Seiyaku Co., Ltd.

Under the terms of this agreement, Teikoku, a Japanese manufacturer, manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•	We have agreed to purchase a certain number of patches per year for each year in the remaining term of the amended agreement.

•	Teikoku has agreed to fix the price of the Product for a period time after which the price will be adjusted at future dates certain based on a price index defined in the amended agreement.

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

Mallinckrodt Inc.

Under the terms of this agreement, Mallinckrodt manufactures and supplies to us narcotic active drug substances for inclusion in our controlled substance pharmaceutical products. We are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach.

Properties

In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, PA, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the second half of 2008.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010, (2) Kunitz and Associates Inc. for assistance with adverse event reporting and (3) PPD Development, LP for clinical development services, business development support, medical information services and adverse event reporting. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition and results of operations.

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended June 30, 2007 and 2006, we recorded $18.7 million and $15.6 million, respectively, for these royalties payable to Hind. During the six months ended June 30, 2007 and 2006, we recorded $35.8 million and $29.4 million, respectively, for these royalties payable to Hind.

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

As a result of the terms described above, the Company anticipates that no royalties are or will be due on the first $186.3 million of net sales of Opana® ER as we recoup our previously recognized launch expenses. After this initial $186.3 million of net sales, royalties will be reduced by fifty percent (50%) until we recoup our previously recognized certification period expenses, after which time royalties will be payable on annual net sales based on the royalty rates described above.

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

Vernalis Development Limited

Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova® beginning on January 1, 2007. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. During the three and six months ended June 30, 2007, we expensed royalties payable to Vernalis in the amount of approximately $1.9 million and $3.7 million, respectively. We have notified Vernalis that 50% of those royalties will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable (See Note 7). In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm will pay to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through June 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through June 30, 2007, $5.2 million has been recorded during each of the six months ended June 30, 2007 and 2006. The agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

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

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. During the six months ended June 30, 2007, we invested an additional $2.8 million in this partnership, bringing our cumulative cash investment to $5.5 million as of June 30, 2007. We are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at June 30, 2007.

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

New York City and the New York Counties referred to above recently filed a “First Amended Consolidated Complaint,” in the MDL proceeding, naming EPI as a defendant. In addition, Nassau County is listed as a plaintiff in the First Amended Complaint.

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

A case was filed in federal court in the Southern District of New York in April 2007 by the County of Orange against EPI and numerous other pharmaceutical companies containing allegations similar to the cases filed by other New York Counties against EPI: County of Orange v. Abbott Laboratories, Inc., et al., Civ. Action No. 07 CV 2777 (S.D.N.Y.). This case is currently pending in MDL 1456.

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

12. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$60,546	$57,636	$117,695	$78,174
Denominator:
For basic per share data — weighted average shares	133,820	133,051	133,725	132,964
Effect of dilutive stock options	684	885	670	900

For diluted per share data — weighted average shares	134,504	133,936	134,395	133,864
Basic earnings per share	$0.45	$0.43	$0.88	$0.59

Diluted earnings per share	$0.45	$0.43	$0.88	$0.58

13. INCOME TAXES

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the company has accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $6.4 million. The total amount of unrecognized tax benefits as of June 30, 2007 is $9.6 million, with the increase primarily due to additional unrecognized tax benefits incurred during the six months ended June 30, 2007 and additional interest and penalties. The additional unrecognized tax benefits incurred during 2007 relate to the uncertain income tax positions previously identified at January 1, 2007. The increase in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2007 or our financial position as of June 30, 2007. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments which would lead to a material impact on our results of operations or our financial position.

14. ACQUISITIONS

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our preliminary purchase allocation is subject to revision; subsequent revisions, if any, are not expected to be material. At June 30, 2007, the Company has recorded as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our late-stage branded product pipeline includes one filed supplemental New Drug Application (sNDA), two products in Phase III clinical trials and four products in Phase II clinical trials.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 590 sales representatives in the United States, which will be increased to approximately 690 sales representatives in the second half of 2007, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Recent Developments

In July 2007, Vernalis Development Limited (“Vernalis”) and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm will pay to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

In July 2007, the Company announced that it has withdrawn its guidance pertaining to the anticipated first-half 2008 filing date of its New Drug Application (NDA) for the topical ketoprofen patch, its development product being studied for the treatment of soft-tissue injuries under the agreement with ProEthic Pharmaceuticals, Inc . Our decision regarding the ketoprofen patch is based on the outcome of two Phase III double-blind, placebo-controlled clinical trials. One study evaluated the ketoprofen patch as a treatment for ankle sprains and strains, and the second was targeted at treating the pain associated with tendonitis or bursitis of the shoulder, elbow or knee. No statistically significant difference was observed in either trial in the primary endpoint — average pain intensity during daily activities — between patients treated with the ketoprofen patch and patients using a placebo patch. A third Phase III study, evaluating the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, is ongoing. An open-label, Phase III long-term (three months) study evaluating the safety of the ketoprofen patch in patients with osteoarthritis flare in the knee is also ongoing. The lack of statistical significance in the first two Phase III trials that we conducted underscores the difficulty of demonstrating separation between the treated and control groups in clinical studies involving topical patches. We are still conducting comprehensive analyses of the data from our two completed Phase III trials. But based on the analyses we have completed so far, among the factors that we now believe may have influenced the outcome of these studies includes severity of pain on entry into the studies and the use of ibuprofen as rescue medication. These observations may provide the basis of the design of additional clinical trials. We believe the topical ketoprofen patch could potentially offer significant advantages for the patients with soft tissue injuries. The Phase III program end is currently being analyzed for these potential enhancements and we anticipate revised guidance only when we have determined our course of action.

In June 2007, we announced the results from a Phase III randomized, double-blind, placebo-controlled clinical trial evaluating FROVA® (frovatriptan succinate) 2.5 mg tablets as a six-day preventative treatment in women with difficult-to-treat menstrual migraine (MM). The data demonstrated that FROVA® significantly reduced the frequency and severity of MM as well as the disabilities related to them. The results, which were presented at the annual meeting of the American

Headache Society (AHS), were from the second of the two successful Phase III placebo-controlled clinical trials evaluating the efficacy and safety of FROVA® in MM prophylaxis. Women receiving FROVA® started the six-day regimen two days prior to the onset of their anticipated headache. Starting treatment two days before the expected headache ensures that patients have adequate blood levels at the time they usually start to experience MM, and continuing treatment for six days ensures that they are covered during the whole period when they are likely to experience those headaches. Women in the study had responded poorly to previous acute triptan treatment for MM. FROVA® once or twice daily significantly improved the number of headache-free perimenstrual periods (PMPs) compared to women who received placebo. FROVA® also significantly reduced the incidence of severe migraines and therefore tended to improve the ratio of severe to mild headache compared to women who received placebo. The most commonly reported adverse events were upper respiratory tract infection (37 patients), nausea (36 patients), and dizziness (31 patients). Most adverse events were rated mild or moderate in severity and did not increase in severity with increasing doses of FROVA®; the percentage rated severe was 19 percent in the placebo group and 22 percent (once daily) and 14 percent (twice daily) in the FROVA® groups.

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

In April 2007, we announced that Carol A. Ammon, Founder and Chairman of the Board, had informed the company that she had decided to retire, effective May 30, 2007, from her position as Endo’s Chairman to devote more time to her philanthropic activities, and accordingly, did not run for re-election to the company’s board of directors. The Company also announced that Roger H. Kimmel, an independent director of Endo since 2000, had been appointed by the Board to serve as Chairman, effective May 30, 2007.

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

In March 2007, we along with Vernalis plc announced that the FDA informed the companies that it will require an additional three months to review Endo’s previously submitted Supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the expanded indication of short-term prevention of menstrual migraine (MM). The FDA now anticipates completing its review of this application on or before August 19, 2007. As previously disclosed, the original PDUFA (Prescription Drug User Fee Act) review date was May 19, 2007. The companies noted that the FDA’s request relates solely to the presentation of the data and not its content and that no additional data have been requested.

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. This temporary reduction in royalties will not apply until the $41 million royalty threshold referred to above has been met

As a result of the terms described above, the Company anticipates that no royalties are or will be due on the first $186.3 million of net sales of Opana® ER as we recoup our previously recognized launch expenses. After this initial $186.3 million of net sales, royalties will be reduced by fifty percent (50%) until we recoup our previously recognized certification period expenses, after which time royalties will be payable on annual net sales based on the royalty rates described above.

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

As of June 30, 2007, we received information from three of our large U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information. We believe sales recorded for the three and six months ended June 30, 2007 were generally representative of underlying demand for the products.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and losses. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. During the six months ended June 30, 2007, adjustments for prior periods’ sales deduction accruals amounted to approximately $0.7 million related to a shortage in 2006 accruals.

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

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2007, goodwill and other intangibles comprised approximately 17% of our total assets and 22% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Our goodwill and other intangible assets consist of the following at June 30, 2007 and December 31, 2006, respectively (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(22,879)	(19,775)

Other Intangibles, net	$74,942	$78,046

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

2007	$6,209
2008	6,209
2009	6,209
2010	6,209
2011	6,209

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and six months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. During 2006, in accordance with Staff Accounting Bulletin

No. 107 (“SAB 107”), Share-Based Payment, the Company calculated the expected term of options granted using the simplified method. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available, but no later than December 31, 2007. Beginning in 2007, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options has been determined in accordance with SFAS 123(R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock amounted to $37.6 million. The weighted average remaining requisite service period of the non-vested stock options and restricted stock was 2.5 years and 1.7 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

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

Net Sales

The following table displays our net sales by product category and as a percentage of total net sales for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Lidoderm®	$168,529	65	$140,822	62	$322,600	63	$265,894	61
Percocet®	28,976	11	22,142	10	59,539	12	49,637	11
Frova®	12,758	5	13,046	6	24,900	5	20,018	5
Opana® ER and Opana®	25,029	10	—	—	54,276	10	—	—
Other brands	2,520	1	3,314	1	5,130	1	8,096	2

Total brands	237,812	92	179,324	79	466,445	91	343,645	79
Generic oxycodone extended-release tablets	—	—	15,311	7	—	—	24,292	6
Other generics	19,335	8	33,385	14	45,111	9	65,126	15

Total generics	19,335	8	48,696	21	45,111	9	89,418	21

Total net sales	$257,147	100	$228,020	100	$511,556	100	$433,063	100

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 increased by 13% to $257.1 million from $228.0 million in the comparable 2006 period. This increase in net sales was primarily due to increased sales of Lidoderm®, as well as sales of Opana® and Opana® ER , which were launched in the second half of 2006. These increases were partially offset by the reduction in sales of our generic oxycodone extended-release tablets, resulting from the Company’s settlement with Purdue (as described in more detail below). Net sales of Lidoderm® increased by 20% to $168.5 million from $140.8 million in the comparable 2006 period due to the continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with the expansion of our sales force in 2006. Sales of our generic oxycodone extended-release tablets ceased on December 31, 2006 causing a $15.3 million decrease in sales for the three months ended June 30, 2007 versus the comparable 2006 period. In August 2006, we announced that we had reached an agreement with Purdue to settle long-running litigation claiming that our oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, a bioequivalent versions of Purdue’s OxyContin®, infringe Purdue’s patents. Pursuant to the settlement, we discontinued selling our oxycodone extended-release products effective December 31, 2006. Net sales of our other generic products decreased to $19.3 million from $33.4 million in the comparable 2006 period. Continued generic competition has decreased both our market share as well as the price of these other generic products. Generic competition with our products may have a material impact on our results of operations and cash flows in the future. Due primarily to our strong year-to-date results and the expected increases in the net sales of Lidoderm® and Opana® ER and Opana®, we expect net sales in 2007 to be approximately $1.050 billion and $1.075 billion. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three months ended June 30, 2007 increased by 15% to $203.7 million from $177.6 million in the comparable 2006 period. The Company’s gross profit does not include amortization expense of intangible assets related to commercial products. Amortization expense related to these intangible assets for the three months ended June 30, 2007 and 2006 was approximately $1.2 million and $1.9 million, respectively. Diversity in practice exists with respect to the inclusion of amortization expense of intangible assets in cost of sales and therefore such a lack of consistency should be considered when comparing cost of sales and gross profit amounts to other companies. Gross profit margins, excluding amortization expense of intangible assets related to commercial products, increased to 79% from 76% in the comparable 2006 period. This increase is primarily attributable to a favorable mix of product revenues, as we derived a higher proportion of total revenue from higher margin branded products compared to revenues in the comparable 2006 period. Partially offsetting this favorability was the impact of royalties payable to Vernalis for sales of Frova®, which are included in cost of sales. The requirement to pay royalties to Vernalis began in 2007. We expect to continue to benefit from this favorable product mix for the remainder of 2007, as higher-margin branded products will continue to represent a higher proportion of total revenue when compared to 2006. However, this favorability will be partially offset by a decrease in our average selling price as we pursue contracting activities, particularly with managed care organizations, throughout the remainder of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 increased by 35% to $87.0 million from $64.3 million in the comparable 2006 period. This increase was primarily due to an increase in sales and promotional efforts in 2007 over the comparable 2006 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of approximately 220 sales representatives, the pre-launch expenses for Frova® (MM) and the continued launch expenses of Opana® ER and Opana®. During 2007, selling, general and administrative expenses are expected to rise due to increased promotional support behind Endo’s key on-market products, including the full-year impact of the expansion of the sales force that occurred in the second half of 2006, combined with continuing investments in infrastructure to support Endo’s long-term growth including the addition of approximately 100 sales representatives during the second half of 2007.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2007 increased to $26.3 million from $19.8 million in the comparable 2006 period. This increase is primarily attributable to the ongoing clinical development of RapinylTM , our topical ketoprofen patch, our transdermal sufentanil patch and EN 3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006. In addition, during the three months ended June 30, 2007, we expensed milestone payments of approximately $2.0 million. No milestone payments or up-front license fees were expensed during the comparable period in 2006. In 2007, we expect to direct the majority of our incremental research and development spending on the ongoing clinical trials for RapinylTM, the topical ketoprofen patch, the transdermal sufentanil patch and EN 3285. Additionally, we expect to increase our investment in post-marketing clinical studies in support of our on-market products.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2007 decreased to $4.0 million from $4.3 million in the comparable 2006 period primarily due to reduced intangible asset balances as a result of the impairment charges recorded in the fourth quarter of 2006 related to the SkyePharma and Zars intangible assets. We expect depreciation and amortization will increase from current levels as we increase our capital expenditures and as we continue to license in products and technologies

Interest Income, Net. Interest income, net for the three months ended June 30, 2007 increased to $8.3 million from $5.7 million in the comparable 2006 period. This change is due to the increased interest income earned as a result of higher cash balances and higher returns earned during the second quarter of 2007 compared to the second quarter of 2006. During the second quarter of 2007, the Company began investing in marketable securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity.

Income Tax. Income tax for the three months ended June 30, 2007 decreased to $34.1 million from $37.3 million in the comparable 2006 period. This decrease is primarily a result of the change in our effective tax rate to 36.0% from 39.3% . The decrease in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that were not deductible for income tax purposes. Partially offsetting the impact of the lower effective income tax rate, was the increase in income before income tax for the three months ended June 30, 2007 compared to the comparable period in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Sales. Net sales for the six months ended June 30, 2007 increased by 18% to $511.6 million from $433.1 million in the comparable 2006 period. This increase in net sales was primarily due to increased sales of Lidoderm®, as well as sales of Opana® and Opana® ER , which were launched in the second half of 2006. Net sales of Opana® and Opana® ER for the six months ended June 30, 2007 includes $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006. These increases were partially offset by the reduction in sales of our generic oxycodone extended-release tablets, resulting from the Company’s settlement with Purdue (as described in more detail below). Net sales of Lidoderm® increased by 21% to $322.6 million from $265.9 million in the comparable 2006 period due to the continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with the expansion of our sales force in 2006. Sales of our generic oxycodone extended-release tablets ceased on December 31, 2006 causing a $24.3 million decrease in sales for the six months ended June 30, 2007 versus the comparable 2006 period. Net sales of our other generic products decreased to $45.1 million from $65.1 million in the comparable 2006 period. Continued generic competition has decreased both our market share as well as the price of these other generic products. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

Gross Profit. Gross profit for the six months ended June 30, 2007 increased by 23% to $409.7 million from $333.9 million in the comparable 2006 period. The Company’s gross profit does not include amortization expense of intangible assets related to commercial products. Amortization expense related to these intangible assets for the six months ended June 30, 2007 and 2006 was approximately $2.5 million and $3.5 million, respectively. Diversity in practice exists with respect to the inclusion of amortization expense of intangible assets in cost of sales and therefore such a lack of consistency should be considered when comparing cost of sales and gross profit amounts to other companies. Gross profit margins, excluding amortization expense of intangible assets related to commercial products, increased to 80% from 77% in the comparable 2006 period. This increase is primarily attributable to a favorable mix of product revenues, as we derived a higher proportion of total revenue from higher margin branded products compared to revenues in the comparable 2006 period. Partially offsetting this favorability was the impact of royalties payable to Vernalis for sales of Frova®, which are included in cost of sales. The requirement to pay royalties to Vernalis began in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 increased by 9% to $179.8 million from $164.4 million in the comparable 2006 period. This increase is primarily due to an increase in sales and promotional efforts in 2007 over the comparable 2006 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of approximately 220 sales representatives, the pre-launch expenses for Frova® (MM) and the continued launch expenses of Opana® ER and Opana®. The increase was partially offset by the accrual of compensation expense and the related employer payroll taxes of approximately $41.3 million, during the first quarter of 2006. These amounts are related to the one-time bonuses Endo Pharma LLC paid or to be paid to certain of our executives.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2007 increased to $52.7 million from $44.9 million in the comparable 2006 period. This increase is primarily attributable to the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN 3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006. This increase in spending was partially offset by the year-over-year difference in up-front license fees and milestone payments expensed during 2007 compared to 2006. During the six months ended June 30, 2007, we expensed approximately $7.6 million in milestone payments related primarily to RapinylTM. In comparison, during the three months ended June 30, 2006, we expensed milestone payments of $10.2 million related to RapinylTM and the topical ketoprofen patch.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007 decreased to $7.9 million from $8.3 million in the comparable 2006 period primarily due to reduced intangible asset balances as a result of the impairment charges recorded in the fourth quarter of 2006 related to the SkyePharma and Zars intangible assets.

Interest Income, Net. Interest income, net for the six months ended June 30, 2007 increased to $15.3 million from $10.2 million in the comparable 2006 period. This change is substantially due to the increased interest income earned as a result of higher cash balances and higher returns earned during the first six months of 2007 compared to the first six months of 2006. During the second quarter of 2007, the Company began investing in marketable securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity.

Income Tax. Income tax for the six months ended June 30, 2007 increased to $66.9 million from $48.3 million in the comparable 2006 period. This increase is due to the increase in income before income tax for the six months ended June 30, 2007, partially offset by a decrease in our effective income tax rate to 36.2% from 38.2% . This decrease in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that were not be deductible for income tax purposes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

During the second quarter of 2007, the Company began investing in marketable securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. During the six months ended June 30, 2007 cash and cash equivalents decreased by $182.3 million, primarily as a result of our investment in marketable securities offset by the cash generated by our operating activities. As of June 30, 2007, our combined cash and cash equivalents and current marketable securities balance has reached a total of $806.8 million. These funds, in addition to our cash generated from future operations are expected to be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline research and development projects in the event that our collaboration partners are unable or unwilling to fund their portion of any particular project. We may use a portion of our cash and cash equivalents for possible acquisitions and licensing opportunities.

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $201.1 million for the six months ended June 30, 2007, virtually unchanged from the comparable 2006 period. Significant components of our operating cash flows for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006
Cash Flow Data-Operating Activities:
Net income	$117,695	$78,174
Depreciation and amortization	7,928	8,308
Stock-based compensation	7,233	5,536
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Changes in assets and liabilities which provided (used) cash:	60,671	58,431
Other, net	7,576	9,329

Net cash provided by operating activities	$201,103	$201,108

Net cash provided by operating activities were unchanged at $201.1 million for the six months ended June 30, 2007 and 2006. Significant changes in operating cash flow line items include a $39.5 million increase in net income and a $2.2 million increase in the operating cash flow impact of the changes in operating assets and liabilities, offset by changes in other items reconciling net income to cash provided by operating activities, the largest of which is a $41.3 million decrease in the operating cash flow impact related to selling, general and administrative expenses to be funded by Endo Pharma LLC. During the six months ended June 30, 2006, due to Endo Pharma LLC’s payment of one-time bonuses, the Company recorded in selling, general and administrative expense, executive compensation of $41.3 million for one-time cash bonuses paid to each of Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer. These bonus payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. The cash flow impact of the changes in operating assets and liabilities is primarily attributable to the following items: (1) a $25.9 million increase in the cash flow impact of accounts receivable as a result of the timing and volume of our sales during the six months ended June 30, 2007 when compared to the six months ended 2006 and due to the overall reduction in days sales outstanding, discussed in more detail under the Working Capital section below; (2) a $15.6 million decrease in the cash flow impact of accounts payable due primarily to a significant increase in accounts payable from December 31, 2005 to June 30, 2006 as we increased our investment in our commercial business and our infrastructure to support our products and pipeline, including the preparation for the addition of approximately 220 sales representatives and the pre-launch expenses of Opana® ER and Opana®. Such efforts have since been ongoing and thus we did not experience a similar increase in accounts payable from December 31, 2006 to June 30, 2007; (3) a $36.1 million increase in the cash flow impact of accrued expenses primarily due to the decrease in revenue reserves from December 31, 2005 to June 30, 2006 related to our generic oxycodone extended-release tablets. Our generic oxycodone extended-release tablets were launched in June 2005 with a 180-day market exclusivity period. Immediately following the expiration of our market exclusivity period, other generic competitors entered the marketplace causing a sharp decline in sales of our generic oxycodone extended-release tablets which resulted in a corresponding decline in the level of required revenue reserves; (4) a $24.9 increase in the cash flow impact of amounts due to Endo Pharma LLC due to the timing of reimbursements from Endo Pharma LLC with respect to the executive compensation discussed above; and (5) a $70.1 million decrease in the cash flow impact related to income taxes, due to the receipt of an income tax refund in 2006 as a result of the significant tax deductions generated in 2005 from the exercises of 22.2 million Endo Pharma LLC stock options.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $370.9 million for the six months ended June 30, 2007 from $24.1 million for the six months ended June 30, 2006. Beginning In June 2007, the Company initiated an investment strategy with the intent to maximize investment returns while preserving capital and maintaining adequate liquidity. During the six months ended June 30, 2007, purchases of marketable securities classified as available-for-sale, totaled $360.6 million. Also, during the six months ended June 30, 2007, the Company paid $8.9 million for capital expenditures and invested an additional $2.8 million in Life Sciences Opportunities Fund (Institutional) II, L.P.( the “Fund”), bringing our total cash investment to $5.5 million as of June 30, 2007. In addition, during the second quarter of 2007, we received $1.1 million from the Fund accounted for as a return of capital. During the six months ended June 30, 2006, the Company paid $5.2 million for capital expenditures and $19.0 million for the purchase of a license right.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $12.4 million for the six months ended June 30, 2007 from $65.2 million for the six months ended June 30, 2006. The decrease is primarily due to a $20.0 million payment to Endo Pharma LLC pursuant to the tax sharing agreement compared to a $96.7 million payment in 2006 partially offset by a $27.0 million decrease in the cash flow impact related to the tax benefits of stock options exercised.

Working Capital. Working capital increased to $826.2 million as of June 30, 2007 from $697.9 million as of December 31, 2006. The components of our working capital as of June 30, 2007 and December 31, 2006 are below:

	June 30, 2007	December 31, 2006
Total current assets	$1,167,356	$1,036,014
Less: Total current liabilities	341,137	338,099

Working capital	$826,219	$697,915

The primary drivers for the increase in working capital were the increase in the combination of cash and cash equivalents and current marketable securities as well as a reduction in the amounts due to Endo Pharma LLC as a result of payments to Endo Pharma LLC during the first six months of 2007, which reduced the balance due to Endo Pharma LLC to $19.3 million at June 30, 2007 from $38.7 million at December 31, 2006. Accounts receivable at June 30, 2007 decreased to $222.1 million from $279.2 million at December 31, 2006. Day sales in accounts receivable decreased to 45 days as of June 30, 2007 from 55 days as of December 31, 2006. The decrease is primarily attributable to a higher proportion of sales from branded products than generic products during the six months ended June 30, 2007, which resulted in a faster collection rate as payment on branded products generally, is received more quickly than from generic products. At June 30, 2007, we reclassified to a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. In addition income taxes payable increased by $4.6 million due to the timing of income tax payments as well as the increase in income before income taxes during the six months ended June 30, 2007 versus the comparable 2006 period. Further, during the first quarter of 2007, we reduced our accrued liabilities by recognizing $13.8 million of Opana® and Opana® ER deferred revenue from 2006. This reduction was offset by an increase in certain sales deduction reserves, primarily related to DSA agreements, returns and rebates.

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our preliminary purchase allocation is subject to revision; subsequent revisions, if any, are not expected to be material. At June 30, 2007, the Company has recorded as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that held approximately 15% of our common stock at December 31, 2005, but less than 1% of our common stock as of June 30, 2007, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC have been and will be delivered. Because Endo Pharma LLC, and not us, has been and will provide the shares upon the exercise of these options, we have entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2007, approximately 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we generally will be permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $299 million. Under the tax sharing agreement, we are required to pay this $299 million, $272 million of which has already been paid as of June 30, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2007. As of June 30, 2007, our net liability due to Endo Pharma LLC is approximately $19.3 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the six months ended June 30, 2007, approximately 70,000 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.8 million, which is included in our net liability due to Endo Pharma

LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service.

As of June 30, 2007, there were 5,335 stock options, which expire in August 2007, remaining to be exercised under the Endo Pharma LLC stock option plans. Using a weighted average exercise price of $2.42 per share and an assumed tax rate of 38.25%, if all of these remaining stock options under the Endo Pharma LLC stock option plans were vested and exercised, and assuming the price of our common stock was $34.23 per share, the closing price on June 29, 2007, we would generally be able to deduct, for income tax purposes, compensation of approximately $0.2 million, which could result in a tax benefit amount of approximately $0.1 million payable to Endo Pharma LLC in 2008. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of June 30, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

Related Party Matters. Robert Ammon, the brother of our current Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will be in excess of $120,000 but will not exceed $255,000. Marisa Lankau, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), may be in excess of $120,000 but will not exceed $125,000.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the six months ended June 30, 2007 follows:

Novopharm Limited

        In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm will pay to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

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

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through June 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through June 30, 2007, $5.2 million has been recorded during each of the six months ended June 30, 2007 and 2006.

Vernalis Development Limited

In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

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

Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements and acquisitions of product rights or technologies, which could require significant capital resources. Management and the Endo Board of Directors have recently completed a review of our strategic plan in concert with outside advisors. Based on this review and current market conditions in the pharmaceutical industry, we intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Consistent with our goal of becoming the leading pain company, we are evaluating and pursuing opportunities to deepen and broaden our penetration of the pain market, as well as in other specialty-focused therapeutic categories that have the potential to provide diversification and growth. Toward this end, we are targeting products that are clinically innovative and differentiated, including earlier stage opportunities, while continuing to advance our current development pipeline. Endo’s management team and our Board of Directors continue to examine the best use of the Company’s strong balance sheet and cash position, including consideration of opportunities in the evolving pharmaceutical market place that strengthen the Company and enhance shareholder value. We will continue to drive our top line growth by maximizing the growth of Lidoderm® for post-herpetic neuralgia, continuing to accelerate the Opana® franchise and successfully launching FROVA® in the menstrual migraine prophylaxis indication, if approved. We will also selectively pursue high barrier to entry opportunities to invest in our generic business.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$17,090	$2,875	$2,901	$2,603	$2,392	$1,969	$4,350
Capital Lease Obligations	1,991	1,479	489	23	—	—	—
Minimum Purchase Commitments to Novartis	51,000	17,000	17,000	17,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	38,693	38,693	—	—	—	—	—
Minimum Royalty Obligation Due to Hind	2,500	500	500	500	500	500	—
Minimum Purchase Commitments to Teikoku(1)	480,000	32,000	32,000	32,000	32,000	32,000	320,000
Limited Partnership Commitment(2)	7,300	7,300	—	—	—	—	—
Other Commitments(3)	2,665	1,333	1,332

Total	$601,239	$101,180	$54,222	$52,126	$34,892	$34,469	$324,350

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

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As of December 31, 2006, we have invested $2.7 million in this partnership. During the six months ended June 30, 2007, we invested an additional $2.8 million in this partnership, bringing our cumulative cash investment to $5.5 million as of June 30, 2007 leaving a commitment balance of $4.5 million. We are accounting for this investment utilizing the equity method.

(3)	In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, PA, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the second half of 2008.

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

As more fully described in Note 13 to the Condensed Consolidated Financial Statements, on January 1, 2007, we adopted FIN 48 and recorded a $6.4 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of June 30, 2007 our non-current liability for unrecognized tax benefits amounted to $9.6 million. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative-effect of a change in accounting principle. See 13 for further discussion.

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

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 07-1 Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”), and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. For purposes of the separate financial statements of an entity, SOP 07-1 indicates that the Guide is applicable to investment companies that are (1) entities regulated by the Investment Company Act of 1940 or similar requirements, and (2) separate legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The Guide is not applicable to entities that hold investments for strategic operating purposes. Entities that previously applied the provisions of the Guide, but no longer meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, should report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with GAAP other than investment company accounting. The fair value of the investments (determined in conformity with investment company accounting) should be considered the carrying amount of the investments at the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to opening retained earnings as of the beginning of the year that SOP 07-1 is adopted. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (Task Force) in Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a Company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Of our annual report on Form 10-K for the year ended December 31, 2006. Other than as disclosed below, our exposures to market risk have not changed materially since December 31, 2006.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our current marketable securities portfolio of approximately $360.9 million. Our current marketable securities classified as “available for sale” consist principally of auction rate securities and variable rate demand obligations. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. All investments in our portfolio mature in less than three months, or are subject to an interest-rate reset date that occurs within that time period. The carrying value of the investment portfolio approximates the market value at June 30, 2007 and the value at maturity. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures under Note 11. Commitments and Contingencies-Legal Proceedings included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders of the Company was held on May 30, 2007.

(b)	The stockholders elected all of the Company’s nominees for director. The stockholders also approved (1) the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007 and (2) the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(1)	Election of Directors:

	For	Withheld
John J. Delucca	118,475,596	1,432,357
Michel de Rosen	118,112,356	1,795,597
George F. Horner, III	118,583,546	1,324,407
Michael Hyatt	82,370,918	37,537,035
Roger H. Kimmel	108,255,169	11,652,784
Peter A. Lankau	119,473,368	434,585
Clive A. Meanwell, M.D., Ph.D.	119,515,781	392,172

(2)	Approval of Appointment of Deloitte & Touche LLP

For	119,851,020
Against	48,280
Abstained	8,653

(3)	Approval of the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan

For	95,044,110
Against	15,526,223
Abstained	93,869
Broker non-vote	9,243,752

The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 30, 2007, relating to the Annual Meeting of Stockholders held on May 30, 2007.

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
(Registrant)

/s/ Peter A. Lankau
Name: Peter A. Lankau
Title: President and Chief Executive Officer

/s/ Charles A. Rowland, Jr.
Name: Charles A. Rowland, Jr.
Title: Executive Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2007

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	[Intentionally Omitted]

10.8	[Intentionally Omitted]

10.9	[Intentionally Omitted]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Company (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.26 of the Current Report on Form 8-K dated January 5, 2007)

10.27	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated January 5, 2007)

10.29	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and David A. H. Lee (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated January 5, 2007)

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated January 5, 2007)

10.36	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated January 5, 2007)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.42.5	Amendment No. 4 to the Development, Commercialization and Supply License Agreement, dated April 30, 2007, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.5 of the Form 10-Q for the Quarter Ended March 31, 2007 filed with the Commission on May 10, 2007)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002