Form 10-Q
period 2007-09-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2007-11-02
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock: $0.01 par value	Shares outstanding as of October 26, 2007: 134,112,148

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,884	$628,085
Marketable securities	608,000	—
Accounts receivable, net	214,252	279,159
Inventories	74,509	62,129
Prepaid expenses and other current assets	13,680	11,663
Deferred income taxes	50,950	54,978

Total current assets	1,236,275	1,036,014

PROPERTY AND EQUIPMENT, Net	44,783	36,565
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	73,390	78,046
NOTE RECEIVABLE	50,016	52,872
DEFERRED INCOME TAXES	—	1,745
OTHER ASSETS	18,429	10,368

TOTAL ASSETS	$1,603,972	$1,396,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,451	$122,647
Accrued expenses	158,483	164,528
Due to Endo Pharma LLC	19,323	38,693
Estimated amount due seller, current portion	15,000	—
Income taxes payable	5,679	12,231

Total current liabilities	347,936	338,099

DEFERRED INCOME TAXES	6,581	—
ESTIMATED AMOUNT DUE SELLER	530	15,530
OTHER LIABILITIES	11,775	2,072
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 134,111,380 and 133,600,959 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,341	1,336
Additional paid-in capital	700,685	679,704
Retained earnings	533,021	358,831
Accumulated other comprehensive income	2,103	1,117

Total stockholders’ equity	1,237,150	1,040,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,603,972	$1,396,689

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$269,470	$217,125	$781,026	$650,188
COST OF SALES (1)	49,779	44,406	151,634	143,551

GROSS PROFIT	219,691	172,719	629,392	506,637
COSTS AND EXPENSES:
Selling, general and administrative	107,399	87,850	287,205	252,281
Research and development	26,886	14,456	79,571	59,382
Depreciation and amortization	5,068	4,636	12,996	12,944

OPERATING INCOME	80,338	65,777	249,620	182,030

INTEREST INCOME, Net	9,733	6,851	25,015	17,072

INCOME BEFORE INCOME TAX	90,071	72,628	274,635	199,102
INCOME TAX	30,924	27,737	97,793	76,037

NET INCOME	$59,147	$44,891	$176,842	$123,065

NET INCOME PER SHARE:
Basic	$0.44	$0.34	$1.32	$0.92
Diluted	$0.44	$0.33	$1.31	$0.92
WEIGHTED AVERAGE SHARES:
Basic	133,915	133,270	133,835	133,067
Diluted	134,611	134,147	134,491	133,961
(1) Excludes the following amounts of amortization expense related to commercial products:	$1,230	$1,972	$3,690	$5,495

See notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$176,842	$123,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,996	12,944
Stock-based compensation	10,940	9,337
Interest earned on available-for-sale securities	(3,477)	—
Accretion of interest on note receivable	(930)	(930)
Deferred income taxes	13,527	15,015
Amortization of deferred financing costs	—	287
(Gain) loss on disposal of property and equipment	(326)	975
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	64,907	30,902
Inventories	(12,380)	(17,371)
Note receivable	(254)	(2,019)
Prepaid and other assets	5,878	5,139
Accounts payable	24,508	21,712
Accrued expenses	(4,577)	(41,825)
Due to Endo Pharma LLC	—	(5,624)
Other liabilities	2,626	—
Income taxes receivable/payable	(2,849)	82,606

Net cash provided by operating activities	287,431	275,543

INVESTING ACTIVITIES:
Purchase of property and equipment	(15,905)	(8,882)
Proceeds from the sale of property and equipment	125	94
Purchases of available-for-sale securities	(676,091)	—
Sales of available-for-sale securities	62,951	—
Acquisitions of license rights	—	(32,900)
Distribution from equity method investee	1,096	—
Other investments	(2,800)	—

Net cash used in investing activities	(630,624)	(41,688)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(766)	(1,856)
Tax sharing payments to Endo Pharma LLC	(20,000)	(96,715)
Tax benefits of stock options exercised	3,661	32,106
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	7,097	6,304

Net cash used in financing activities	(10,008)	(60,161)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(353,201)	173,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	628,085	500,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,884	$674,650

SUPPLEMENTAL INFORMATION:
Interest paid	90	$1,519
Income taxes paid	80,961	$15,533
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	73	$218
Change in accrual for purchases of property and equipment	$(2,296)	$(3,124)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and nine-month periods ended September 30, 2007 is not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative effect of a change in accounting principle. See Note 13 for further discussion.

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

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under

EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

In September 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2007, and companies will be required to apply the provisions through retrospective application. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

3. MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair market value. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recorded any such impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. The Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations.

The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, when present. Such amortization and accretion, along with realized gains and losses, are included in interest income, net. Available-for-sale securities held by the Company as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2007:

Money market funds	$249,259	$—	$—	$249,259

Total included in Cash and cash equivalents	249,259	—	—	249,259

Auction-rate securities	505,779	—	—	505,779
Variable-rate demand obligations	91,221	—	—	91,221
Equity securities	11,000	—	—	11,000

Total included in Marketable securities	608,000	—	—	608,000

Municipal bond	5,140	—	—	5,140
Equity securities	5,000	23,267	(19,862)	8,405

Total included in Other Assets	10,140	23,267	(19,862)	13,545

Total available-for-sale securities	$867,399	$23,267	$(19,862)	$870,804

December 31, 2006:

Money market funds	$578,903	$—	$—	$578,903

Total included in Cash and cash equivalents	578,903	—	—	578,903

Equity securities	5,000	20,092	(18,282)	6,810

Total included in Other Assets	5,000	20,092	(18,282)	6,810

Total available-for-sale securities	$583,903	$20,092	$(18,282)	$585,713

Auction rate securities and variable rate demand obligations are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process, often referred to as a “Dutch auction”. Variable rate demand obligations are typically bought and sold through a remarketing process, whereby an investor tenders their bonds to a trustee for purchase at any auction or remarketing date. A remarketing agent resets the interest rate on variable rate demand obligations to a rate that will successfully allow remarketing of those bonds and remarkets the bonds to new investors. Equity securities included in Marketable Securities in the Condensed Consolidated Balance Sheets consist of investments in open-end mutual funds that invest in U.S. government securities. These investments are classified as equity investments since it is the shares of the fund, and not the ultimate debt securities, that are owned. Investments in open-end mutual funds represent the investment of cash available for current operations, and therefore are classified as current assets of the Company. Equity securities included in Other Assets in the Condensed Consolidated Balance Sheets consists of publicly traded equity securities which are not held to support current operations. Accordingly, they are classified as non-current assets. Money market funds represent a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates.

The amortized cost and estimated fair value of debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt Securities:
Due in less than 1 year	$597,000	$597,000	$—	$—
Due in 1 to 2 years	5,140	5,140	—	—
Equity Securities	16,000	19,405	5,000	6,810
Money market funds	249,259	249,259	578,903	578,903

Total	$867,399	$870,804	$583,903	$585,713

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

4. INVENTORIES, NET

Inventories are comprised of the following at September 30, 2007 and December 31, 2006, respectively (in thousands):

	September 30, 2007	December 31, 2006
Raw Materials	$10,178	$7,619
Work-in-Process	16,878	9,718
Finished Goods	47,453	44,792

Total	$74,509	$62,129

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

SkyePharma, Inc.

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo provided a number of services and undertook certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and supported and/or undertook the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S. All such transition services and activities were completed by March 31, 2007.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through September 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through September 30, 2007, $5.2 million has been recorded during each of the nine month periods ended September 30, 2007 and 2006. In November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of this sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain.

Vernalis Development Limited

In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the additional indication of short-term prevention of menstrual migraine. See Note 7 for a discussion of the impact of this development on our note receivable with Vernalis.

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm paid to the Company an upfront license fee of approximately $0.2 million. Novopharm has also agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days, prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

6. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at September 30, 2007 and December 31, 2006, respectively (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621

	September 30, 2007	December 31, 2006
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(24,431)	(19,775)

Other intangibles, net	$73,390	$78,046

In November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of Rapinyl ™, our sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain. As a result of this development, we reviewed our agreement with Orexo AB, pursuant to which we license Rapinyl™. We have evaluated our Orexo intangible asset, which has a net book value of $8.5 million at September 30, 2007, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, including determining if the results of the interim statistical analysis have any impact on the carrying value of the asset.

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

2007	$6,209
2008	6,209
2009	6,209
2010	6,209
2011	6,209

7. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us the rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. The loan is secured against the revenues receivable by Vernalis under the license agreement. At our election, if and when we obtain FDA approval for the additional indication of Frova® for the short-term (six days per month) prevention of menstrual migraine, we will be able to offset $20 million of the $40 million menstrual migraine indication approval milestone by providing the requisite written notice of our intentions to Vernalis within five (5) business days of the payment due date. Also at our election, we are able to offset 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan provided that, in each case Endo delivers to Vernalis written notice not less than five (5) business days prior to the due date of any payment. During the three and nine months ended September 30, 2007, we expensed royalties payable to Vernalis in the amount of approximately $2.0 million and $5.8 million, respectively. We have notified Vernalis that 50% of these royalties will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable. To the extent not previously repaid, the loan is due in full after five years. Interest is at the rate of 5% per annum payable semi-annually. However, Vernalis has the option to defer payment of interest and increase the loan outstanding each time an interest payment becomes due. Vernalis has elected to defer the payment of the first six semi-annual interest amounts otherwise due January 31 and July 31 totaling approximately $7.8 million. We have and expect to continue to offset 50% of future royalty payment obligations to Vernalis against these interest payment deferrals, and consequently we have reclassified a portion of the accrued interest on the note receivable to other current assets.

At inception, we estimated that an approximate fair market rate of interest for this type of secured loan was 8% per annum and therefore recorded the note receivable at its present value at inception of $43.8 million. The note receivable is being accreted up to its face amount at maturity using the effective interest method and thus the effective interest rate over the five-year term will be 8% per annum. The difference of $6.2 million between the face amount of the note and its present value at inception has been treated as additional consideration paid to acquire the license rights and has been included in other intangibles, net.

In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. The companies are continuing to evaluate the points raised in the not approvable letter and are seeking a meeting with the FDA to review in detail the agency’s concerns and determine what kind of information is needed before deciding on the appropriate course of action.

        The Company continually evaluates the collectibility of our note receivable with Vernalis based on current information and events, including an assessment of Vernalis’ ability to pay the amounts due on this loan at maturity. At September 30, 2007, we reviewed the collectibility of our note receivable with Vernalis in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan. Under SFAS 114, loans are measured for potential impairment based on the present value of expected future cash flows, or the fair value of the collateral if the loan is collateral dependent. As such, we assessed the recoverability of the note receivable by comparing our book value to the fair value of the expected future cash flows from the underlying collateral. As of September 30, 2007, we concluded that the value of the loan was not impaired and therefore a valuation allowance was not required. We will continue to re-evaluate the fair value of the expected future cash flows and could be required to record a valuation allowance, and/or cease recognition of interest income in a future period.

8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$59,147	$44,891	$176,842	$123,065
Other comprehensive income:
Unrealized gains / (losses) on securities, net of tax	1,544	218	986	(918)

Total comprehensive income	$60,691	$45,109	$177,828	$122,147

9. COMPENSATION RELATED TO STOCK OPTIONS

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively, the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserved an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expired on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC were issued. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company and in which affiliates of Kelso & Company have a controlling interest. Exercise of these stock options did not result in the issuance of additional shares in the Company and did not dilute the ownership interests of our public stockholders.

Pursuant to the Company’s merger with Algos Pharmaceutical Corporation (Algos) and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserved an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expired on August 26, 2007. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 stock options to certain employees and members of management. No additional shares of Company common stock were issued as a result of the exercise of these stock options, because these stock options were exercisable only into shares of Company common stock that were held by Endo Pharma LLC. Accordingly, exercise of these stock options did not result in the issuance of additional shares in the Company and did not dilute the ownership interests of our public stockholders.

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of September 30, 2007, only stock options have been awarded under the 2000 Stock Incentive Plan, and both stock options and restricted stock have been awarded under the 2004 Stock Incentive Plan. Stock options granted under the 2000, 2004 and 2007 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans will dilute the ownership interests of our public stockholders.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $3.7 million and $10.9 million during the three and nine months ended September 30, 2007 and $3.8 million and $9.3 million during the three and nine months ended September 30, 2006. Presented below is the allocation of stock-based compensation as recorded in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$3,320	$3,332	$9,694	$8,217
Research and development expenses	$387	469	$1,246	1,120

Total stock-based compensation expense	$3,707	$3,801	$10,940	9,337

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

A summary of the activity under 2000 and 2004 Stock Incentive Plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	3,910,768	$21.19
Granted	1,167,350	30.66
Exercised	(496,849)	14.28
Forfeited	(200,962)	27.36
Expired	(3,027)	20.89

Outstanding, September 30, 2007	4,377,280	24.22	7.63	$30,016,643
Vested and expected to vest, September 30, 2007	4,102,165	23.94	7.56	$29,263,036
Exercisable, September 30, 2007	1,794,002	18.13	6.13	$23,147,350

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $9.2 million and $12.5 million, respectively. The weighted-average grant date fair value of the stock options granted in the nine months ended September 30, 2007 and 2006 was $15.18 per option and $15.69 per option, respectively, determined using the following weighted average assumptions:

	2007	2006
Average expected term (years)	5.50	6.25
Risk-free interest rate	4.63%	4.61%
Dividend yield	0.00	0.00
Expected volatility	48%	50%

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $34.8 million. The weighted average remaining requisite service period of the non-vested stock options was 2.61 years. This expected cost does not include the impact of any future stock-based compensation awards.

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, vested and exercisable, January 1, 2007	75,259	$2.42
Granted	—	$—
Exercised	(75,259)	$2.42
Forfeited	—	$—

Outstanding, vested and exercisable, September 30, 2007	—	—	—	—

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $2.3 million and $72.3 million, respectively.

Restricted Stock

During the nine months ended September 30, 2007, the Company granted restricted stock awards to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date). We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock as of September 30, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, September 30, 2007	13,572	$29.84

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested restricted stock awards amounted to $0.3 million. The weighted average remaining requisite service period of the non-vested restricted stock was 1.45 years. This expected cost does not include the impact of any future stock-based compensation awards.

10. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of September 30, 2007, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of September 30, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $299 million. Under the tax sharing agreement, we are required to pay this $299 million, $272 million of which has already been paid as of September 30, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $8 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through September 30, 2007. As of September 30, 2007, our net liability due to Endo Pharma LLC is approximately $19 million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. In October 2007, we made a tax sharing payment to Endo Pharma LLC of approximately $18.5 million. Our remaining liability subsequent to this payment is approximately $0.8 million, which relates to Endo Pharma LLC options exercised during 2007.

During the nine months ended September 30, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.8 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of September 30, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

In October 2007, our board of directors approved a plan to amend our tax sharing agreement with Endo Pharma LLC. This will enable us to pay the final additional tax benefit amount of approximately $0.8 million to Endo Pharma LLC during the year-ended December 31, 2007. As described in more detail above, we are required to pay fifty percent of the estimated tax benefit subsequent to the receipt of final audited 2007 financial statement and the remaining fifty percent after the date our tax return was filed with the Internal Revenue Service.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options representing approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

Related Party Matters. Robert Ammon, the brother of our former Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will not exceed $255,000. Marisa O’Donnell, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will not exceed $125,000.

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

Teikoku Seiyaku Co., Ltd.

Under the terms of this agreement, Teikoku, a Japanese manufacturer, manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•	We have agreed to purchase a certain number of patches per year for each year in the remaining term of the Amended Agreement.

•	Teikoku has agreed to fix the supply price of Lidoderm® for a period time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement.

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

Properties

In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, Pennsylvania, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the first half of 2008.

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

License Agreements, Milestones and Royalties

Hind Healthcare Inc.

Under the terms of the Hind License Agreement, royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three months ended September 30, 2007 and 2006, we recorded $19.4 million and $14.1 million, respectively, for these royalties payable to Hind. During the nine months ended September 30, 2007 and 2006, we recorded $55.1 million and $43.5 million, respectively, for these royalties payable to Hind.

Penwest Pharmaceuticals

In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

Vernalis Development Limited

Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. See Note 7 for a discussion of the impact of this development on our note receivable with Vernalis. In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. We will also pay royalties to Vernalis based on the net sales of Frova® beginning on January 1, 2007. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. During the three and nine months ended September 30, 2007, we expensed royalties payable to Vernalis in the amount of approximately $2.0 million and $5.8 million, respectively. We have notified Vernalis that 50% of those royalties will not be paid to Vernalis, but will be used to offset a portion of the unpaid accrued interest on the note receivable (See Note 7). In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm will pay to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days, prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through September 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through September 30, 2007, $5.2 million has been recorded during each of the nine months ended September 30, 2007 and 2006. The agreement also provides for royalties upon commercial sales and may include sales milestones, up to $39.2 million, if defined sales thresholds are achieved. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000. In

November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of this sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain.

ZARS Pharma

Under the terms of our agreement with ZARS Pharma, we may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM.

ProEthic Pharmaceuticals, Inc.

Under the terms of our agreement with ProEthic, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005 for the ketoprofen patch, our development product being studied for the treatment of soft-tissue injuries. During 2006, we made an additional $5 million milestone payment that has been expensed as research and development. We could be required to make additional payments of approximately $8 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. We can terminate the agreement at any time upon no more than ninety days’ written notice. In July 2007, the Company announced that it has withdrawn its guidance pertaining to the anticipated first-half 2008 filing date of its New Drug Application (NDA) for the topical ketoprofen patch. Our decision regarding the ketoprofen patch is based on the outcome of two Phase III double-blind, placebo-controlled clinical trials. In November 2007, we announced that we had achieved positive results for a four-week, double-blind, placebo-controlled efficacy trial in patients with osteoarthritis flare of the knee. This trial represented the first part of a three-month safety study of the ketoprofen patch. A third Phase III study, evaluating the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, is ongoing.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. During the nine months ended September 30, 2007, we invested an additional $2.8 million in this partnership, bringing our cumulative cash investment to $5.5 million as of September 30, 2007. We are accounting for this investment utilizing the equity method.

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

Other Collaboration Agreements

We have also entered into certain collaboration agreements with third parties for the development of pain management and other products. Potential milestone payments pursuant to these contracts could total up to approximately $5.2 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. If our third party partners are unable or unwilling to fund their portion of the collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future.

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at September 30, 2007.

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

In addition, a previously reported case originally filed in the Southern District of New York, County of Orange v. Abbott Laboratories, Inc., et al., has been transferred to the MDL and consolidated with the cases listed above

Three previously reported cases, County of Erie v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Erie County, County of Oswego v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Oswego County, and County of Schenectady v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Schenectady County, were remanded from the MDL to the state courts in which they were originally filed.

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al.

A case has been filed in the Third Judicial District Court of Salt Lake County Utah by the State of Utah against EPI and nine other pharmaceutical companies, containing allegations similar to the allegations contained in the case filed by the State of Alabama: State of Utah v. Actavis US, Inc., et al., Civ. Action No. 070913719.

A case has been filed in the United States District Court for the Southern District of Iowa by the State of Iowa against EPI and 77 other pharmaceutical companies, containing allegations similar to the allegations contained in the cases filed by New York City and the New York Counties that make up the consolidated complaint described above: State of Iowa v. Abbott Laboratories, Inc., et al., Civ. Action No. 4:07-cv-00461.

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

12. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$59,147	$44,891	$176,842	$123,065

Denominator:
For basic per share data — weighted average shares	133,915	133,270	133,835	133,067
Effect of dilutive stock options	696	877	656	894

For diluted per share data — weighted average shares	134,611	134,147	134,491	133,961
Basic earnings per share	$0.44	$0.34	$1.32	$0.92

Diluted earnings per share	$0.44	$0.33	$1.31	$0.92

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

The Company files income tax returns in the U.S. federal jurisdiction, Puerto Rico, Canada and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company has accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $6.4 million. The total amount of unrecognized tax benefits as of September 30, 2007 is $10.8 million, with the increase primarily due to additional unrecognized tax benefits incurred during the nine months ended September 30, 2007 and additional interest and penalties. The additional unrecognized tax benefits incurred during 2007 relate to the uncertain income tax positions previously identified at January 1, 2007. The increase in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2007 or our financial position as of September 30, 2007. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our purchase allocation is substantially complete, and any subsequent revisions are not expected to be material. At September 30, 2007, the Company has recorded, as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the commencement of Phase III clinical trials of EN 3285. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, now known as EN 3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN 3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets. As of the acquisition date, EN 3285 was in clinical Phase II for the prevention of oral mucositis, painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. During the course of high-dose cancer therapy and bone marrow transplantation, patients often develop painful and debilitating oral inflammation, or mucositis, in the mouth. The resulting weight loss, dehydration and, in some cases, infection often lead to dose-limitation of chemotherapy and radiation therapy, and contribute considerably to cancer and transplant-related morbidity and mortality. Further, these side effects add to related medical costs by prolonging hospital stays, increasing antibiotic, fluid, and analgesic use, and requiring patients to receive parenteral nutritional support. Of the estimated 800,000 patients treated for cancer in the United States, as many as 400,000 may develop the debilitating complications of oral mucositis as a result of their treatment. RxKinetix also had other products in early-stage development based on the ProGelz® technology. We expect to initiate the first of two Phase III clinical studies of EN 3285 in the fourth quarter of 2007, at which time the $15 million milestone payment discussed above will become due.

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

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Percocet®, Frova® and Percodan®, as well as two newly launched products in 2006 – Opana® ER and Opana®. Branded products comprised approximately 80% of our net sales in 2006, with 62% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 20% of net sales in 2006, currently consists of products primarily focused in pain management, with our generic oxycodone extended-release tablets having accounted for 6% of our net sales in 2006. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our late-stage branded product pipeline includes the filed supplemental New Drug Application (sNDA) for Frova® for the additional indication of short-term prevention of menstrual migraine, two products in Phase III clinical trials and four products in Phase II clinical trials.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 690 sales representatives in the United States, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Recent Developments

In November 2007, we announced that we will initiate the first of two Phase III clinical studies in the fourth quarter of 2007 for EN 3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. A second Phase III study is expected to begin during the first half of 2008. The FDA will require two Phase III, double-blind, placebo-controlled trials as the basis for an NDA for this indication. As such, the Company is currently projecting a 2010 NDA filing date for this product but may provide future updates depending upon the pace of patient enrollment in the clinical trials.

In November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of RapinylTM, the sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain.

In November 2007, we announced that our topical ketoprofen patch achieved positive results for a four-week, double-blind, placebo-controlled efficacy trial evaluating this once-daily analgesic patch in 309 patients with osteoarthritis flare of the knee. This trial represented the first part of a three-month safety study of the product (the final two months of the study were an open-label extension). The double-blind, placebo-controlled portion of the study met its predetermined primary objective: statistically significant difference from placebo at day 14 in the WOMAC pain sub-scale (p=0.014). Significant treatment differences were observed at all measurement points in this parameter during the double-blind phase. Secondary outcomes, including physician global assessment of study medication and KOOS sub-scales (pain, symptoms and function), also demonstrated statistically significant differences from placebo. Pain relief was sustained throughout the open-label phase. As Endo previously disclosed, two earlier Phase III double-blind, placebo-controlled clinical trials in patients with ankle sprains and strains and in patients with tendonitis or bursitis of the shoulder, elbow or knee did not meet their primary endpoints. As a result, in July 2007, the Company announced that it has withdrawn its guidance pertaining to the anticipated first-half 2008 filing date of its New Drug Application (NDA) for the topical ketoprofen patch. The Company continues to evaluate and analyze these results, which may have been due to such factors as insufficient severity of pain on entry into the studies and the use of ibuprofen as rescue medication. A third Phase III study, evaluating the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, has been amended based on the above findings and is ongoing. The positive outcome observed in the efficacy portion of the osteoarthritis long-term safety study of the ketoprofen patch provides further information that could contribute to the design of additional clinical trials, and the Company intends to request a meeting with the FDA to discuss its clinical development plans for this product.

In October 2007, we announced that we have received a notice from IMPAX Laboratories, Inc. advising of the filing by IMPAX of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C § 355 (j) for oxymorphone hydrochloride extended-release tablets CII. This Paragraph IV certification notice refers to Penwest’s U.S. Patent No. 7,276,250, which covers the formulation of Opana® ER. On November 1, 2007, we received a patent certification notice from IMPAX relating to Penwest’s U.S. Patent Nos. 5,662,933 and 5,958,456, which cover the formulation of Opana® ER and were recently listed in the Orange Book. In addition to all of these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Endo is currently reviewing the details of these notices from IMPAX. Endo intends to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. Impax has disclosed that, following the acceptance of its ANDA for filing by the FDA, the agency informed Impax that the FDA has rescinded its initial acceptance.

In September 2007, we announced that the FDA identified deficiencies and asked for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets in a “not approvable” letter. The sNDA is for the additional indication of Frova® for the short-term (six days per month) prevention of menstrual migraine. Frova® is already approved and marketed for the acute treatment of migraine with or without aura in adults where a clear diagnosis of migraine has been established. While the FDA acknowledged that both pivotal efficacy trials that had been submitted as part of this sNDA met their primary endpoints in significantly improving the number of headache-free perimenstrual periods (PMPs), it questioned whether the benefit demonstrated was clinically meaningful. The FDA also expressed concern about the potential for increased risk of serious vascular adverse events, though none were observed in the clinical development program. The Company, along with our development partner Vernalis Plc, is continuing to evaluate the points raised in the “not approvable” letter and are seeking a meeting with the FDA to review in detail the agency’s concerns and determine what kind of information is needed before deciding on the appropriate course of action.

In September 2007, we announced the appointment of Nancy J. Wysenski as Chief Operating Officer. Ms. Wysenski has 30 years of health care industry experience, most recently as President of EMD Pharmaceuticals, Inc., the U.S. subsidiary of Merck KGaA. In her position, Ms. Wysenski will have direct responsibility for business development, strategic alliances, sales and marketing, technical operations and supply chain, and corporate services, including human resources and information management.

In July 2007, Vernalis Development Limited (“Vernalis”) and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm paid to the Company an upfront license fee of approximately $0.2 million and has agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days, prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

In April 2007, the Company and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. The material components of the Amended Agreement are as follows:

•	We have agreed to purchase a certain number of patches per year for each year in the remaining term of the Amended Agreement.

•	Teikoku has agreed to fix the supply price of Lidoderm® for a period time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement.

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

In April 2007, the Company announced that it received notice from Anesiva, Inc., advising of the filing of a New Drug Application (NDA) under 21 U.S.C. § 355(b)(2)(A)(iv) (also referred to as Section 505(b)(2)(A)(iv) of the Federal Food, Drug and Cosmetic Act) for its ZingoTM Dermal PowderJect Lidocaine HCl topical powder and referring to the patents that cover the method of use and formulation of Endo’s lidocaine-containing topical patch products, Lidoderm® and SyneraTM. Section 505(b)(2) does not allow for automatic generic substitution of these prescription products for any other products. If approved, Endo believes that ZingoTM will not be a generic to, nor will it compete with, Lidoderm® because of ZingoTM’s indication and formulation. Anesiva’s notice stated that ZingoTM’s proposed indication is for preventing or reducing pain associated with blood draws and intravenous placements. Unlike Lidoderm®, ZingoTM is not a topical patch. However, Endo believes that, although ZingoTM would not be a substitutable generic to SyneraTM and uses a different delivery mechanism, ZingoTM may compete with SyneraTM because their indications may be similar. According to Anesiva’s notice letter, Zingo’s injection device drives lidocaine powder into the skin surface using accelerated inert gas particles. An NDA for ZingoTM was filed in late 2006 and accepted for filing in January 2007.

In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement was terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo provided a number of services and undertook certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007 and supported and/or undertook the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S. All such transition services and activities were completed by March 31, 2007.

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government to provide the requested documents. At this time, the Company cannot predict or determine the outcome of the above matter or responsibly estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

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

Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model we have entered into distribution service agreements (or DSAs) with four of our wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of September 30, 2007, we received information from four of our large U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information. We believe sales recorded for the three and nine months ended September 30, 2007 were generally representative of underlying demand for the products.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and losses. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. During the nine months ended September 30, 2007, adjustments for prior periods’ sales deduction accruals amounted to approximately $0.7 million related to a shortage in 2006 accruals.

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

Goodwill and Other Intangibles

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of September 30, 2007, goodwill and other intangibles comprised approximately 16% of our total assets and 21% of our stockholders’ equity. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

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

Our goodwill and other intangible assets consist of the following at September 30, 2007 and December 31, 2006, respectively (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$94,621	$94,621
Patents	3,200	3,200

	97,821	97,821
Less accumulated amortization	(24,431)	(19,775)

Other Intangibles, net	$73,390	$78,046

In November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of Rapinyl™, our sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain . As a result of this development, we reviewed our agreement with Orexo AB, pursuant to which we license RapinylTM. We have evaluated our Orexo intangible asset, which has a net book value of $8.5 million at September 30, 2007, for impairment and determined that an impairment did not exist at such time. However, we will continue to monitor this asset, including determining if the results of the interim statistical analysis have any impact on the carrying value of the asset.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

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

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock amounted to $35.1 million. The weighted average remaining requisite service period of the non-vested stock options and restricted stock was 2.61 years and 1.45 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

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

Net Sales. Net sales for the three and nine months ended September 30, 2007 increased by $52.3 million or 24%, and $130.8 million or 20%, respectively, compared to the same periods of 2006. This increase in net sales is primarily driven by increased sales of Lidoderm® as well as sales of Opana® and Opana® ER, which were launched in the second half of 2006. These increases are partially offset by the reduction in sales of our generic oxycodone extended-release tablets, resulting from the Company’s settlement with Purdue (as described in more detail below). For the three months ended September 30, 2007, increased sales volume contributed 19% of the total sales growth of 24%, while selling price increases contributed the remaining 5% of the total sales growth. For the nine months ended September 30, 2007, increased sales volume contributed 14% of the total sales growth of 20%, while selling price increases contributed the remaining 6% of the total sales growth. The volume growth for the three and nine months ended September 30, 2007 includes the unfavorable impact of reduced inventories at our major wholesaler customers. We believe this decline in inventory levels at these wholesalers is due to improved distribution efficiencies, resulting in their ability to maintain lower levels of inventory on-hand.

The following table displays our net sales by product category and as a percentage of total net sales for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Lidoderm®	$174,326	64	$127,390	59	$496,926	63	$393,284	60
Percocet®	31,644	12	25,264	12	91,183	12	74,901	12
Frova®	13,465	5	9,090	4	38,365	5	29,108	4
Opana® ER and Opana®	23,998	9	—	—	78,274	10	—	—
Other brands	2,707	1	2,742	1	7,837	1	10,838	2

Total brands	246,140	91	164,486	76	712,585	91	508,131	78
Generic oxycodone extended-release tablets	—	—	18,971	9	—	—	43,263	7
Other generics	23,330	9	33,668	15	68,441	9	98,794	15

Total generics	23,330	9	52,639	24	68,441	9	142,057	22

Total net sales	$269,470	100	$217,125	100	$781,026	100	$650,188	100

Lidoderm®. Net sales of Lidoderm® for the three and nine months ended September 30, 2007 increased by $46.9 million or 37%, and $103.6 million or 26%, respectively, over the comparable periods of 2006. The increase is primarily attributable to continued prescription growth of the product during both the third quarter and nine months ended September 30, 2007. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with the expansion of our sales force in 2006.

Percocet®. Net sales of Percocet® for the three and nine months ended September 30, 2007 increased by $6.4 million or 25%, and $16.3 million or 22%, respectively, over the comparable periods of 2006. The increase is primarily attributable to improved pricing during both the third quarter and nine months ended September 30, 2007.

Frova®. Net sales of Frova® for the three and nine months ended September 30, 2007 increased by $4.4 million or 48%, and $9.3 million or 32%, respectively, over the comparable periods of 2006. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the three and nine months ended September 30, 2007 were completely incremental over the comparable 2006 period as these products were not launched until the second half of 2006. Net sales of Opana® and Opana® ER for the nine months ended September 30, 2007 includes $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006.

Generics. Net sales of our generic products for the three and nine months ended September 30, 2007 decreased by $29.3 million or 56%, and $73.6 million or 52%, respectively, over the comparable periods of 2006. The decrease is primarily attributable to the fact that sales of our generic oxycodone extended-release tablets ceased on December 31, 2006. In addition, continued generic competition for these generic products also contributed to the decrease in sales over the comparable periods of 2006. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

2007 Outlook. Due primarily to our strong year-to-date results and the expected increases in the net sales of Lidoderm® and Opana® ER and Opana®, we expect net sales in 2007 to be approximately $1.050 billion and $1.075 billion. There can be no assurance of Endo achieving these results.

Gross Profit. Gross profit for the three and nine months ended September 30, 2007 increased by $47.0 million, or 27%, and $122.8, or 24%, respectively, over the comparable 2006 period. The Company’s gross profit does not include amortization expense of intangible assets related to commercial products. Amortization expense related to these intangible assets for the three months ended September 30, 2007 and 2006 is approximately $1.2 million and $2.0 million, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense related to these intangible assets is approximately $3.7 and $5.5, respectively. Diversity in practice exists with respect to the inclusion of amortization expense of intangible assets in cost of sales and therefore such a lack of consistency should be considered when comparing cost of sales and gross profit amounts to other companies. Gross profit margins, excluding amortization expense of intangible assets related to commercial products, increased to 82% and 81% from 80% and 78% in the comparable 2006 three and nine month periods. This increase is primarily attributable to a favorable mix of product revenues, as we derived a higher proportion of total revenue from higher margin branded products compared to revenues in the comparable 2006 periods. Partially offsetting this favorability was the impact of royalties payable to Vernalis for sales of Frova®, which are included in cost of sales. The requirement to pay royalties to Vernalis began in 2007. We expect to continue to benefit from this favorable product mix for the remainder of 2007, as higher-margin branded products will continue to represent a higher proportion of total revenue when compared to 2006. However, this favorability is expected to be partially offset by a decrease in our average selling price as we pursue contracting activities, particularly with managed care organizations, throughout the remainder of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2007 increased by 22% to $107.4 million, and 14% to $287.2 million, respectively, from the comparable 2006 periods. This increase is primarily due to an increase in sales and promotional efforts in 2007 over the comparable 2006 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of approximately 220 sales representatives, occurring in the second half of 2006, the pre-launch expenses for Frova® (MM) and the continued launch expenses of Opana® ER and Opana®. During 2007, selling, general and administrative expenses are expected to rise due to increased promotional support behind Endo’s key on-market products, including the full-year impact of the expansion of the sales force that occurred in the second half of 2006, combined with continuing investments in infrastructure to support Endo’s long-term growth including the addition of approximately 100 sales representatives during the second half of 2007. Selling, general and administrative expenses for the nine months ended September 30, 2006 includes compensation expense and the related employer payroll taxes of approximately $41.3 million related to the one-time bonuses Endo Pharma LLC, a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest, paid to certain of our executives.

Research and Development Expenses. Research and development expenses increased to $26.9 million from $14.5 million, and to $79.6 million from $59.4 million, for the three and nine months ended September 30, 2007, respectively, over the comparable 2006 periods. This increase is primarily attributable to the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN 3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006.

In 2007, we expect to direct the majority of our incremental research and development spending on the ongoing clinical trials for RapinylTM, the topical ketoprofen patch, the transdermal sufentanil patch and EN 3285. Additionally, we expect to increase our investment in post-marketing clinical studies in support of our on-market products.

Depreciation and Amortization. Depreciation and amortization for the three and months ended September 30, 2007 increased to $5.1 million from $4.6 million and to $13.0 from $12.9 million, for the three and nine months ended September 30, 2007, respectively, over the comparable 2006 periods primarily due to an increase in depreciation expense as a result of an increase in capital expenditures. This increase was partially offset by a decrease in amortization expense primarily due to reduced intangible asset balances as a result of the impairment charges recorded in the fourth quarter of 2006 related to the SkyePharma and ZARS intangible assets (DepoDur® and Synera™, respectively). We expect depreciation and amortization will increase from current levels as we increase our capital expenditures and as we continue to license in products and technologies.

Interest Income, Net. Interest income, net for the three months ended September 30, 2007 increased to $9.7 million from $6.9 million in the comparable 2006 period. For the nine months ended September 30, 2007, interest income increased to $25.0 million from $17.1 million in the comparable 2006 period. This change is due to the increased interest income earned as a result of higher cash and marketable securities balances and higher returns earned during the third quarter and nine months ended September 30, 2007 compared to the same periods of the prior year. During the second quarter of 2007, the Company began investing in marketable securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity.

Income Tax. Income tax for the three months ended September 30, 2007 increased to $30.9 million from $27.7 million in the comparable 2006 period. Income tax expense for the nine months ended September 30, 2007 increased to $97.8 million from $76.0 million in the comparable 2006 period. The increase in income tax expense for the three and nine months ended September 30, 2007 is primarily a result of the increase in income before income tax for the three and nine months ended September 30, 2007 compared to the comparable periods in 2006. The impact of the increase in income before income tax is partially offset by a reduction in our effective tax rate. Our effective tax rate for the three months ended September 30, 2007 decreased to 34.3% from 38.2% in the comparable period of 2006, while our effective rate for the nine months ended September 30, 2007 decreased to 35.6% from 38.2% in the comparable period of 2006. The decrease in the effective income tax rate is primarily related to certain compensation charges recorded in 2006 that were not deductible for income tax purposes and tax-free interest income earned in 2007.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

During the second quarter of 2007, the Company began investing in marketable securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. During the nine months ended September 30, 2007 cash and cash equivalents decreased by $353.2 million, primarily as a result of our investment in marketable securities offset by the cash generated by our operating activities. As of September 30, 2007, our combined cash and cash equivalents and current marketable securities balance has reached a total of $882.9 million. These funds, in addition to our cash generated from future operations are expected to be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline research and development projects in the event that our collaboration partners are unable or unwilling to fund their portion of any particular project. We may use a portion of our cash and cash equivalents for possible acquisitions and licensing opportunities.

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $287.4 million for the nine months ended September 30, 2007, a 4.3% increase from the comparable 2006 period. Significant components of our operating cash flows for the nine months ended September 30, 2007 and 2006 are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash Flow Data-Operating Activities:
Net income	176,842	123,065
Depreciation and amortization	12,996	12,944
Stock-based compensation	10,940	9,337
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	41,330
Deferred income taxes	13,527	15,015
Changes in assets and liabilities which provided cash:	77,859	73,520
Other, net	(4,733)	332

Net cash provided by operating activities	287,431	275,543

Significant changes in operating cash flow line items include a $53.8 million increase in net income and a $4.3 million increase in the operating cash flow impact of the changes in operating assets and liabilities, offset by changes in other items reconciling net income to cash provided by operating activities, the largest of which is a $41.3 million decrease in the operating cash flow impact related to selling, general and administrative expenses to be funded by Endo Pharma LLC. During the nine months ended September 30, 2006, due to Endo Pharma LLC’s payment of one-time bonuses, the Company recorded in selling, general and administrative expense, executive compensation of $41.3 million for one-time cash bonuses paid to each of Ms. Carol Ammon, our former Chairman of the Board and former Chief Executive Officer, Mr. Peter Lankau, our President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer. These bonus payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. The cash flow impact of the changes in operating assets and liabilities is primarily attributable to the following items: (1) a $34.0 million increase in the cash flow impact of accounts receivable as a result of the timing and volume of our sales during the nine months ended September 30, 2007 when compared to the nine months ended 2006 and due to the overall reduction in days sales outstanding, discussed in more detail under the Working Capital section below; (2) a $37.2 million increase in the cash flow impact of accrued expenses primarily due to the decrease in revenue reserves from December 31, 2005 to September 30, 2006 related to our generic oxycodone extended-release tablets. Our generic oxycodone extended-release tablets were launched in June 2005 with a 180-day market exclusivity period. Immediately following the expiration of our market exclusivity period, other generic competitors entered the marketplace causing a sharp decline in sales of our generic oxycodone extended-release tablets which resulted in a corresponding decline in the level of required revenue reserves; (3) a $5.6 million increase in the cash flow impact of amounts due to Endo Pharma LLC due to the timing of reimbursements from Endo Pharma LLC with respect to the executive compensation discussed above; (4) a $85.5 million decrease in the cash flow impact related to income taxes, due to the receipt of an income tax refund in 2006 as a result of the significant tax deductions generated in 2005 from the exercises of 22.2 million Endo Pharma LLC stock options; and (5) a $5.0 million increase in the cash flow impact of inventories primarily due to the fact that sales of our generic oxycodone extended-release tablets ceased on December 31, 2006.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $630.6 million for the nine months ended September 30, 2007 from $41.7 million for the nine months ended September 30, 2006. Beginning in June 2007, the Company initiated an investment strategy with the intent to maximize investment returns while preserving capital and maintaining adequate liquidity. During the nine months ended September 30, 2007, purchases of marketable securities classified as available-for-sale, totaled $676.1 million, and sales of marketable securities classified as available-for-sale totaled $63.0 million. Also, during the nine months ended September 30, 2007, the Company paid $15.9 million for capital expenditures and invested an additional $2.8 million in Life Sciences Opportunities Fund (Institutional) II, L.P.( the “Fund”), bringing our total cash investment to $5.5 million as of September 30, 2007. In addition, during the second quarter of 2007, we received $1.1 million from the Fund accounted for as a return of capital. During the nine months ended September 30, 2006, the Company paid $8.9 million for capital expenditures and $32.9 million for the purchase of a license right.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $10.0 million for the nine months ended September 30, 2007 from $60.2 million for the nine months ended September 30, 2006. The decrease is primarily due to a $20.0 million payment to Endo Pharma LLC pursuant to the tax sharing agreement compared to a $96.7 million payment in 2006 partially offset by a $28.4 million decrease in the cash flow impact related to the tax benefits of stock options exercised.

Working Capital. Working capital increased to $888.3 million as of September 30, 2007 from $697.9 million as of December 31, 2006. The components of our working capital as of September 30, 2007 and December 31, 2006 are below (dollars in thousands):

	September 30, 2007	December 31, 2006
Total current assets	$1,236,275	$1,036,014
Less: Total current liabilities	347,936	338,099

Working capital	$888,339	$697,915

The primary drivers for the increase in working capital were the increase in the combination of cash and cash equivalents and current marketable securities of $254.8 million as well as a reduction in the amounts due to Endo Pharma LLC as a result of payments to Endo Pharma LLC during the first nine months of 2007, which reduced the balance due to Endo Pharma LLC to $19.3 million at September 30, 2007 from $38.7 million at December 31, 2006. In addition, inventory increased $12.4 million due primarily to the normal fluctuations in the timing of inventory receipts and customer orders. Further, during the first quarter of 2007, we reduced our accrued liabilities by recognizing $13.8 million of Opana® and Opana® ER deferred revenue from 2006. This reduction was offset by a modest increase in certain accrued liabilities mainly driven by an increase in headcount during the period.

The working capital increases above were partially offset by several items, the most significant being a decrease in accounts receivable of $64.9 million from December 31, 2006 to September 30, 2007. Day sales in accounts receivable decreased to 46 days as of September 30, 2007 from 55 days as of December 31, 2006. The decrease in day sales outstanding is primarily attributable to a higher proportion of sales from branded products than generic products during the nine months ended September 30, 2007, which resulted in a faster collection rate as payment on branded products generally, is received more quickly than from generic products. At September 30, 2007, we reclassified to a current liability, $15.0 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the achievement of certain clinical and regulatory milestones under the terms of the RxKinetix acquisition. In addition, accounts payable increased by $26.8 million due to the timing of payments related to our on-going research and development activity; marketing promotions; and IT infrastructure enhancements.

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our purchase allocation is substantially complete, and any subsequent revisions are not expected to be material. At September 30, 2007, the Company has recorded, as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is payable upon the commencement of Phase III clinical trials of EN 3285. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, now known as EN 3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN 3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets. As of the acquisition date, EN 3285 was in clinical Phase II for the prevention of oral mucositis, painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. During the course of high-dose cancer therapy and bone marrow transplantation, patients often develop painful and debilitating oral inflammation, or mucositis, in the mouth. The resulting weight loss, dehydration and, in some cases, infection often lead to dose-limitation of chemotherapy and radiation therapy, and contribute considerably to cancer and transplant-related morbidity and mortality. Further, these side effects add to related medical costs by prolonging hospital stays, increasing antibiotic, fluid, and analgesic use, and requiring patients to receive parenteral nutritional support. Of the estimated 800,000 patients treated for cancer in the United States, as many as 400,000 may develop the debilitating complications of oral mucositis as a result of their treatment. RxKinetix also had other products in early-stage development based on the ProGelz® technology. We expect to initiate the first of two Phase III clinical studies of EN 3285 in the fourth quarter of 2007, at which time the $15 million milestone payment discussed above will become due.

Credit Facility. In December 2001, we amended and restated our senior secured credit facility with a number of lenders. This amended and restated credit facility provided us with a line of credit of $75.0 million. We did not borrow any amounts under the facility during 2006, and the line of credit expired on December 21, 2006. The Company has not renegotiated a credit facility at this time.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of September 30, 2007, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of September 30, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $299 million. Under the tax sharing agreement, we are required to pay this $299 million, $272 million of which has already been paid as of September 30, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $8 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through September 30, 2007. As of September 30, 2007, our net liability due to Endo Pharma LLC is approximately $19million. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements. In October 2007, we made a tax sharing payment to Endo Pharma LLC of approximately $18.5 million. Our remaining liability subsequent to this payment is approximately $0.8 million, which relates to Endo Pharma LLC options exercised during 2007

During the nine months ended September 30, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.8 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This would represent the final tax sharing payment due to Endo Pharma LLC.

As of September 30, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

In October 2007, our board of directors approved a plan to amend our tax sharing agreement with Endo Pharma LLC. This will enable us to pay the final additional tax benefit amount of approximately $0.8 million to Endo Pharma LLC during the year-ended December 31, 2007. As described in more detail above, we are required to pay fifty percent of the estimated tax benefit subsequent to the receipt of final audited 2007 financial statement and the remaining fifty percent after the date our tax return was filed with the Internal Revenue Service.

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

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options representing approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

Related Party Matters. Robert Ammon, the brother of our former Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since the company’s founding as a private company in 1997. It is expected that his 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will not exceed $255,000. Marisa O’Donnell, the daughter of our President and Chief Executive Officer, is employed by the Company as a sales representative and has been since 2006. It is expected that her 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), will not exceed $125,000.

Licenses and Collaboration Agreements. We enter into licenses and collaboration agreements to develop, use, market and promote certain of our products from or with other pharmaceutical companies and universities. A description of the material developments with respect to our significant third party license and collaboration agreements that took place during the nine months ended September 30, 2007 follows:

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm paid to the Company an upfront license fee of approximately $0.2 million. Novopharm has also agreed to make additional milestone payments totaling $0.7 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180), days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

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

SkyePharma, Inc.

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo provided a number of services and undertook certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and supported and/or undertook the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S. All such transition services and activities were completed by March 31, 2007.

Orexo AB

Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through September 30, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through September 30, 2007, $5.2 million has been recorded during each of the nine month periods ended September 30, 2007 and 2006. In November 2007, we announced that we have decided to conduct an interim statistical analysis of the Phase III placebo-controlled efficacy trial of this sublingual fentanyl tablet being studied for the treatment of breakthrough cancer pain.

Vernalis Development Limited

In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our supplemental New Drug Application (sNDA) for Frova® for the additional indication of short-term prevention of menstrual migraine.

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

Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements and acquisitions of product rights or technologies, which could require significant capital resources. Management and the Endo Board of Directors have recently completed a review of our strategic plan in concert with outside advisors. Based on this review and current market conditions in the pharmaceutical industry, we intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Consistent with our goal of becoming the leading pain company, we are evaluating and pursuing opportunities to deepen and broaden our penetration of the pain market, as well as in other specialty-focused therapeutic categories that have the potential to provide diversification and growth. Toward this end, we are targeting products that are clinically innovative and differentiated, including earlier stage opportunities, while continuing to advance our current development pipeline. Endo’s management team and our Board of Directors continue to examine the best use of the Company’s strong balance sheet and cash position, including consideration of opportunities in the evolving pharmaceutical market place that strengthen the Company and enhance shareholder value. We will continue to drive our top line growth by maximizing the growth of Lidoderm® for post-herpetic neuralgia and continuing to accelerate both the Opana® franchise and Frova® for the acute treatment of migraine headaches in adults. We will also selectively pursue high barrier to entry opportunities to invest in our generic business.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$17,090	$2,875	$2,901	$2,603	$2,392	$1,969	$4,350
Capital Lease Obligations	1,991	1,479	489	23	—	—	—
Minimum Purchase Commitments to Novartis	51,000	17,000	17,000	17,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	38,693	38,693	—	—	—	—	—
Minimum Royalty Obligation Due to Hind	2,500	500	500	500	500	500	—
Minimum Purchase Commitments to Teikoku(1)	480,000	32,000	32,000	32,000	32,000	32,000	320,000
Limited Partnership Commitment(2)	7,300	7,300	—	—	—	—	—
Milestone Payment(3)	15,000	15,000
Other Commitments(4)	2,665	1,333	1,332

Total	$616,239	$116,180	$54,222	$52,126	$34,892	$34,469	$324,350

(1)

On April 24, 2007, our wholly owned subsidiary Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo has agreed to purchase a certain number of patches per year for each year in the remaining term of the Amended Agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a specified period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As of December 31, 2006, we have invested $2.7 million in this partnership. During the nine months ended September 30, 2007, we invested an additional $2.8 million in this partnership, bringing our cumulative cash investment to $5.5 million as of September 30, 2007 leaving a commitment balance of $4.5 million. We are accounting for this investment utilizing the equity method.
(3)	This amount represents the contingent milestone payment due to the former owners of RxKinetix upon commencement of Phase III clinical trials of EN 3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. We expect to initiate the first of the Phase III clinical studies of EN 3285 in the fourth quarter of 2007.

(4)	In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, Pennsylvania, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the second half of 2008.

In addition, we have agreed to certain contingent payments in certain of our acquisition, license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our consolidated balance sheet, except for the $15.5 million estimated amount due seller related to our acquisition of RxKinetix, and, with the exception of the $15 million milestone payment discussed above, are not reflected in the table above. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization.

As more fully described in Note 13 to the Condensed Consolidated Financial Statements, on January 1, 2007, we adopted FIN 48 and recorded a $6.4 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of September 30, 2007, our non-current liability for unrecognized tax benefits amounted to $10.8 million. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative effect of a change in accounting principle. See 13 for further discussion.

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

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Companies are required to report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

In September 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2007, and companies will be required to apply the provisions through retrospective application. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2006. Other than as disclosed below, our exposures to market risk have not changed materially since December 31, 2006.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our money market funds and current marketable securities portfolio. Our current marketable securities classified as “available for sale” consist principally of auction rate securities, variable rate demand obligations and open-end mutual funds that invest in U.S. government securities. Our non-current marketable securities subject to interest rate risk consist of a municipal bond holding. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. With the exception of our municipal bond holding, all debt securities in our portfolio mature in less than three months, or are subject to an interest-rate reset date that occurs within that time period. The carrying value of these debt securities approximates their market value at September 30, 2007 and their value at maturity. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(Registrant)

/S/ PETER A. LANKAU
Name: Peter A. Lankau
Title: President and Chief Executive Officer

/S/ CHARLES A. ROWLAND, JR.
Name: Charles A. Rowland, Jr.
Title: Executive Vice President, Chief Financial Officer and Treasurer

Date: November 1, 2007

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

Exhibit No.	Title
10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	[Intentionally Omitted]

10.8	[Intentionally Omitted]

10.9	[Intentionally Omitted]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	[Intentionally Omitted.]

10.12	[Intentionally Omitted.]

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Company (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.26 of the Current Report on Form 8-K dated January 5, 2007)

10.27	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.27 of the Current Report on Form 8-K dated January 5, 2007)

10.28	Employment Agreement, dated as of September 6, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.28 of the Current Report on Form 8-K dated September 11, 2007)

10.29	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and David A. H. Lee (incorporated herein by reference to Exhibit 10.29 of the Current Report on Form 8-K dated January 5, 2007)

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.35 of the Current Report on Form 8-K dated January 5, 2007)

10.36	Amended and Restated Employment Agreement, dated as of December 31, 2006, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.36 of the Current Report on Form 8-K dated January 5, 2007)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	[Intentionally Omitted.]

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.42.5	Amendment No. 4 to the Development, Commercialization and Supply License Agreement, dated April 30, 2007, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.5 of the Form 10-Q for the Quarter Ended March 31, 2007 filed with the Commission on May 10, 2007)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

31.1	Certification of the Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002