Form 10-K
period 2007-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2008-02-26
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Annual Report for the Year Ended December 31, 2007

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007): $4,541,775,544 based on the last reported sale price on the NASDAQ on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2008: 134,144,993

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

ENDO PHARMACEUTICALS HOLDINGS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

•	the loss of branded product exclusivity periods and related intellectual property; and

•	our exposure to securities that are subject to market risk.

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

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet® and Frova®. Branded products comprised approximately 92% of our net sales in 2007, with 65% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 8% of net sales in 2007, currently consists of products primarily focused in pain management. We focus selectively on generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our branded product pipeline includes three products in Phase III clinical trials, three products in Phase II clinical trials and one product in Phase I trials.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 700 sales representatives in the United States, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

On a continuous basis, we evaluate and, where appropriate, pursue acquisition opportunities. In particular, we look to continue to enhance our product line by acquiring or licensing rights to additional products and compounds and therefore regularly evaluate selective acquisition and license opportunities. Such acquisitions or licenses may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies.

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

Our Strategy

Our business strategy is to become the leading pain company and to develop a diversified portfolio of innovative and clinically differentiated products through a mix of new chemical entities (NCEs) and 505(b)(2) products (See “Governmental Regulation—NDA Process” below for a discussion of Section 505(b)(2) of the Federal Food and Drug and Cosmetic Act (Act)). We are continuously seeking opportunities that deepen our penetration in the pain area. In addition, we review opportunities to enter into one or two additional specialty-focused therapeutic categories such as Central Nervous System (CNS) disorders, rheumatology, specialty psychiatry, gastroenterology, supportive care and therapeutic oncology that have the potential to provide diversification and growth, and return on investment while enhancing shareholder value. Our business development activities include both product licensing opportunities and company acquisitions to diversify our revenue base in the near term and strengthen our pipeline for the future. We will continue to focus on driving growth of our existing business by maximizing the potential of our key on-market products including Lidoderm® for post-herpetic neuralgia, the Opana® franchise and Frova® for the acute treatment of migraine headaches in adults and on advancing our current development pipeline. We also plan to continue to use our generic formulation expertise to develop high barrier to entry generic products.

The elements of our strategy include:

Leveraging our pain management expertise by developing proprietary products and generic products with significant barriers to market entry. To capitalize on our expertise in pain management and deepen our penetration of the pain market, we are developing new products that we believe will substantially improve the treatment of acute, chronic and neuropathic pain conditions. We have several products in late-stage clinical trials, including (1) EN3267 (Rapinyl™), a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. The benefits of Rapinyl™ are believed to include both a fast onset of action and patient convenience; (2) EN3269, our once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form; and (3) EN3285, Oral Rinse, a topical oral rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. Consistent with our announced strategy, of considering earlier-stage opportunities than we have historically considered, we recently licensed Alexza Pharmaceuticals’ AZ-0003, their Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain (Staccato® fentanyl), now named EN3294. EN3294 is now in Phase I clinical trials.

Acquiring and in-licensing companies, products, compounds and technologies. We look to continue to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. We enter into strategic alliances and collaborative arrangements with third parties, which give us rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with our alliance partners, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had we not opted for a development partner. While there can be no assurance that new alliances will be formed, we actively pursue such arrangements and view alliances as an important complement to our own development activities.

Each of our strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The loss of rights to one or more products that are marketed and sold by us pursuant to strategic alliance arrangements with third parties could have a material impact on our results of operations, financial condition and cash flows. As is customary in the pharmaceutical industry, the terms of our strategic alliances and arrangements generally are co-extensive with the exclusivity period.

The most significant current alliances for our currently marketed products are those with Hind Healthcare for Lidoderm®, Penwest Pharmaceuticals Co. for Opana® ER and Vernalis Development Limited for Frova®. Our most significant alliances, arrangements and recent acquisitions for products under development are with Orexo AB for Rapinyl™ (EN3267); ProEthic Pharmaceuticals, Inc. for the topical ketoprofen patch (EN3269); DURECT Corporation for the Sufentanil Transdermal Patch (EN3270); the October 2006 acquisition of Boulder, Colorado-based RxKinetix and their lead product now named EN3285; and Alexza Pharmaceuticals Inc. for Staccato® fentanyl (EN3294). Each of these significant alliances are discussed in more detail below under the heading “Acquisitions, License and Collaboration Agreements”.

Capitalizing on our established brand names and brand awareness through focused marketing and promotional efforts. We believe that our strong corporate and product reputation combined with focused marketing and promotional efforts leads to more rapid adoption of our new products by physicians and institutions.

•

Lidoderm®, the first product approved by the U.S. Food and Drug Administration (FDA) for the treatment of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Lidoderm® continues to increase market penetration due to our ongoing promotional and educational efforts. Continued growth will be supported by the product’s proven clinical effectiveness combined with incremental promotional support generated by the expansion of Endo’s sales force in 2007.

•

During the second half of 2006, we launched Opana® and Opana® ER and during the fourth quarter of 2006, we implemented a full range of promotional activities to generate broader physician awareness and continued steady adoption of these products. During 2007, we continued to promote and market these products through a host of activities, including expanding our managed markets organization to enhance product access within the various managed care plans, introducing an instant savings card program, completing a Specialty II sales force expansion, initiating a new promotional campaign and conducting key opinion leader speaker programs. We are committed to providing healthcare professionals and patients with safe and effective opioid analgesic medications and, accordingly, we support programs that are intended to facilitate the appropriate and responsible use of opioid analgesics. Through extensive experience with opioid analgesics and communicating with the FDA and industry experts, we have developed a comprehensive risk minimization action plan for Opana® ER and Opana®. Evolving from this risk minimization action plan is a new initiative to further help reduce the inherent risk of misuse, abuse and diversion of opioid analgesics: The Partnership for Responsible Opioid Management through Information, Support, and Education (PROMISE™). The PROMISE™ initiative contains essential information and guidance to healthcare professionals so that they can prescribe opioids to patients responsibly and appropriately. PROMISE™ includes educational support and practical patient management tools. For patients, the program raises the level of knowledge of those suffering from moderate-to-severe pain and empowers them to manage their condition with the help of their healthcare professional.

•

During 2004, we launched Frova® for the treatment of migraine headaches in adults. We believe Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a low reported migraine recurrence rate in its clinical program. We believe these distinct characteristics have yet to be fully exploited in the North American market and that we will be able to capitalize on Frova®’s clinical benefits and commercial potential by targeting the specialty physician audience and effectively leveraging the relationships and reputation that we have built with the neurology and pain specialist community over the years.

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

Our Competitive Strengths

We believe that we have established a position as a market leader among specialty pharmaceutical companies by capitalizing on our following core strengths:

Established portfolio of branded products. We have assembled a portfolio of branded pharmaceutical products to treat and manage pain. These products include:

•

Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, it was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia. There are approximately 200,000 patients per year who suffer from this condition in the United States. The FDA had granted Lidoderm® orphan drug status, generally meaning that no other lidocaine-containing topical patch product could have been approved for this indication until the orphan drug status expiration date, which occurred on March 19, 2006. While the orphan drug exclusivity period for Lidoderm® has expired, Lidoderm® is currently protected by Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch. The last of these patents is set to expire in 2015. In addition, we are currently exploring potential additional indications of Lidoderm® through Phase II safety and efficacy studies.

•

Percocet®, our oxycodone/acetaminophen combination product, and Percodan®, our oxycodone/aspirin combination product, which have been marketed since 1976 and 1950, respectively, are what we consider to be “gold standards” of pain management based on their long history of demonstrated product safety and effectiveness. We believe our close relationships with physicians who are considered to be pain management “thought leaders” in pain centers, hospitals, and other pain management institutions enable us to maintain our market penetration.

•

Opana® ER and Opana® were launched during the second half of 2006 and have shown steady prescription growth trends since their launch. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. This is the first time oxymorphone is available in an oral, extended-release formulation and is available in 5mg, 10mg, 20mg and 40mg tablets. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and is available in 5mg and 10mg tablets.

•

Frova®, for the treatment of migraine headaches in adults, was added to our portfolio of branded products during 2004. We believe Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a low reported migraine recurrence rate in its clinical program. We believe these distinct characteristics have yet to be fully exploited in the North American market and that we will be able to capitalize on Frova®’s clinical benefits and commercial potential by targeting the specialty physician audience and effectively leveraging the relationships and reputation that we have built with the neurology and pain specialist community over the years.

Substantial pipeline focused on pain management with a balanced focus on complementary therapeutic areas. As a result of our focused research and development efforts, we believe we have a promising development pipeline and are well-positioned to capitalize on our core expertise with analgesics. A summary description of certain products in development is below. For a more detailed description of our development pipeline, including those noted below, see the “Product Overview—Products in Development” discussion included in this section.

•	EN3267 Rapinyl™. Currently in Phase III clinical trial development, Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain.

•	EN3269 Topical Ketoprofen Patch. Currently in Phase III clinical trials in the U.S., EN3269 is being developed for the localized treatment of acute pain associated with soft-tissue injuries.

•

EN3285 Oral Rinse. In December 2007, we initiated the first of two Phase III clinical studies for EN3285, a topical oral rinse for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment.

•	EN3270 Transdermal Sufentanil Patch. Currently in Phase IIa clinical trials, EN3270 is intended to provide relief of moderate-to-severe chronic pain for up to seven days.

•

EN3294 Staccato® fentanyl. Currently in Phase I clinical trial development, EN3294 is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain.

•

EN3266 Frova® MM. In September 2007, we received a non-approvable letter from FDA identifying deficiencies and asking for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). We, along with our development partner Vernalis Plc, are continuing to evaluate the points raised in the FDA notification, and are currently determining the appropriate course of action.

In addition, two other development products EN3260 Lidoderm® and LidoPAIN® BP are in Phase II clinical trials. We also have other undisclosed products in early stages of development.

Research and development expertise. Our research and development effort is focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our penetration in the pain area. In addition, we review opportunities to enter into one or two additional specialty-focused therapeutic categories such as Central Nervous System (CNS) disorders, rheumatology, specialty psychiatry, gastroenterology, supportive care and therapeutic oncology that have the potential to provide diversification and growth, and return on investment while enhancing shareholder value. We will continue to capitalize on our core expertise with analgesics and expand our abilities to capture both earlier-stage opportunities and pursue other therapeutic areas. We continue to invest in research ad development because we believe it is critical to our long-term competitiveness. At December 31, 2007, our research and development and regulatory affairs staff consisted of 121 employees, based in Westbury, New York and at our corporate headquarters in Chadds Ford, Pennsylvania. Our research and development expenses, including milestone payments were $138.3 million in 2007, $86.6 million in 2006 and $91.8 million in 2005.

We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with a proven expertise working with analgesics and complex formulations. We believe this expertise allows for timely FDA approval of our products. To supplement our internal efforts, we engage the services of various independent research organizations, physicians and hospitals to conduct and coordinate our pre-clinical and clinical studies to establish the safety and effectiveness of new products. In addition, many of the research and development activities of products to which we have licensed the marketing rights are performed by our partners.

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the U.S. provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S., recorded data on preclinical and clinical experience are included in the New Drug Application (NDA) to the FDA for the required approval. On average, only about one in ten thousand chemical compounds discovered by pharmaceutical industry researchers prove to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes ten years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investment in research and development, both internally and in collaboration with others, has been productive as demonstrated by our ability to commercialize our research and development efforts by launching a number of new products and product line extensions since August 1997.

Targeted national sales and marketing infrastructure. We market our products directly to physicians through an internal sales force of approximately 700 specialty and office-based representatives. Through our sales force, we market our branded pharmaceutical products to just over 70,000 physicians, which include both specialists and primary care physicians. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate health care professionals throughout the country. We work to gain access to health authority, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs) formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products. To increase broad formulary access for our growing product portfolio, we expanded our managed markets staff in 2007 to 42 employees from 13 employees in the prior year.

Selective focus on generic products. Our generic product portfolio includes products focused on pain management. We develop generic products that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. We have executed our generic product development strategy successfully to date with products such as morphine sulfate extended-release tablets, which we introduced in November 1998 as a bioequivalent version of MS Contin, a product of The Purdue Frederick Company.

Experienced and dedicated management team. Our senior management team has a proven track record of building our business through internal growth as well as through licensing and acquisitions. Members of our senior management were responsible for the licensing of Lidoderm®, Frova® and Rapinyl™, as well as three other products, a topical ketoprofen patch being studied for soft tissue injuries, a 7-day transdermal sufentanil patch being studied for moderate-to-severe chronic pain, and most recently, a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain. Management has received FDA approval on more than seventeen new products and product line extensions since 1997, and as a result of several successful product launches, has grown our net sales tenfold from $108.4 million in 1998 to $1.09 billion in 2007.

Our Industry

According to Wolters Kluwer Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $21.5 billion in 2007. This represents an approximately 4% compounded annual growth rate since 2003. Our primary area of focus within this market is analgesics. In 2007, analgesics were the third most prescribed medication in the United States with over 273 million prescriptions written for this classification. These products are used primarily for the treatment of pain associated with orthopedic fractures and sprains, back injuries, migraines, joint diseases, cancer and various surgical procedures.

Opioid analgesics comprised approximately 80% of the U.S. analgesics prescriptions in 2007. This market segment grew to $8.2 billion in 2007, representing a compounded annual growth rate of 6% since 2003. The growth in this segment has been primarily attributable to:

•	increasing physician recognition of the need and patient demand for effective treatment of pain;

•

aging population (according to the U.S. Census Bureau, in 2000 the population aged 65 and older reached 35 million people and is expected to grow to 40 million people by 2010, representing 14% growth over this period);

•	introduction of new and reformulated branded products; and

•	increasing incidence of chronic pain conditions, such as cancer, arthritis and low back pain.

Product Overview

The following table summarizes select products in our marketed portfolio as well as selected products in development as of December 31, 2007:

Marketed Products	Active ingredient(s)	Branding	Status
Lidoderm®	lidocaine 5%	Branded	Marketed
Percocet®	oxycodone and acetaminophen	Branded	Marketed
Opana® ER(1)	oxymorphone hydrochloride	Branded	Marketed
Frova®(2)	frovatriptan	Branded	Marketed
Opana®	oxymorphone hydrochloride	Branded	Marketed
Percodan®	oxycodone and aspirin	Branded	Marketed
Endocet®	oxycodone and acetaminophen	Generic	Marketed
Morphine Sulfate ER	morphine sulfate	Generic	Marketed

Products in Development	Active Ingredients(s)	Branding	Status	Market Size * (Approximate # of patients)
EN3266 Frova® (menstrual migraine)(2)	frovatriptan	Branded	NDA Filed	12.6 million
EN3267 Rapinyl™(3)	fentanyl	Branded	Phase III	0.8 million
EN3269 Topical Ketoprofen Patch(4)	ketoprofen	Branded	Phase III	51.0 million
EN3285 oral rinse	N-acetylcysteine	Branded	Phase III	0.4 million
EN3270 Transdermal Sufentanil Patch (5)	sufentanil	Branded	Phase II
EN3260 Lidoderm® (new indications)	lidocaine 5%	Branded	Phase II
LidoPAIN® BP(6)	lidocaine	Branded	Phase II
EN3294 Staccato® Fentanyl(7)	fentanyl	Branded	Phase I
CHRONOGESIC™(8)	sufentanil	Branded	Early Stage

*	Market size data based on various sources including certain epidemiology studies, American Cancer Society statistics and Endo market research.

(1)	Marketed pursuant to an alliance agreement with Penwest Pharmaceuticals Co.

(2)	Licensed marketing rights from Vernalis Development Limited.
(3)	Licensed marketing and development rights from Orexo AB.
(4)	Licensed marketing and development rights from ProEthic Pharmaceuticals, Inc.
(5)	Licensed marketing and development rights from DURECT Corporation
(6)	Licensed marketing rights from EpiCept Corporation.
(7)	Licensed marketing and development rights from Alexza Pharmaceuticals, Inc.
(8)	Licensed marketing rights from DURECT Corporation.

Branded Products

Lidoderm®. Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, it was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). There are approximately 200,000 patients per year who suffer from this condition in the United States. The FDA had granted Lidoderm® orphan drug status, generally meaning that no other lidocaine-containing topical patch product could have been approved for this indication until the orphan drug status expiration date, which occurred on March 19, 2006. Lidoderm® is also currently protected by Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch. The last of these patents is set to expire in 2015. In 2007, 2006 and 2005, Lidoderm® net sales were $705.6 million, $566.8 million and $419.4 million, respectively. Lidoderm® accounted for approximately 65% of our 2007 net sales.

In addition, we are currently exploring potential additional indications of Lidoderm® through Phase II safety and efficacy studies.

In January 2007, we received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government to provide the requested documents. At this time, we cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome. See Note. 11 “Commitment and Contingencies – Legal Proceedings”, included in the consolidated financial statements in Part IV, Item 15 of this Report.

Percocet®. We consider Percocet® to be a “gold standard” of pain management. Launched in 1976, Percocet® is approved for the treatment of moderate-to-moderately severe pain. The Percocet® family of products had net sales of $121.7 million, $102.7 million and $110.7 million in the years 2007, 2006 and 2005, respectively. The Percocet® franchise accounted for approximately 11% of our 2007 net sales.

Opana® and Opana® ER. Opana® ER and Opana® were launched during the second half of 2006 and have shown steady prescription growth trends since their launch. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. This is the first time oxymorphone is available in an oral, extended-release formulation and is available in 5mg, 10mg, 20mg and 40mg tablets. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and is available in 5mg and 10mg tablets. Both Opana® ER and Opana® are available by prescription only. Net sales for the year ended December 31, 2007 of Opana® ER and Opana® were $107.1 million. Net sales for 2006 were recorded as $6.8 million. Both of these products were approved by the FDA on June 22, 2006 and became commercially available on July 21, 2006, with active promotion of Endo’s sales force beginning in the third quarter 2006.

Frova®. We began shipping Frova® upon closing of the license agreement with Vernalis in mid-August 2004, and we initiated our promotional efforts in September 2004. We believe that Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a very low reported migraine recurrence rate in its clinical program. We believe these distinct characteristics have yet to be fully exploited in the North American market and that we will be able to capitalize on Frova®’s clinical benefits and commercial potential by targeting the specialty physician audience and effectively leveraging the relationships and reputation that Endo has built with the neurology and pain specialist community over the years. We believe we can create an advocacy base among thought leaders who treat patients with the most intractable migraines. Net sales of Frova® were $52.4 million in 2007, $40.6 million in 2006 and $38.1 million in 2005.

Other. The balance of our branded portfolio consists of a number of products, none of which accounted for more than 1% of our total net sales in the 2007 fiscal year.

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

One of our generic products is a generic oxycodone hydrochloride and acetaminophen product, Endocet®, which accounted for approximately 7% of our total net sales in 2007. In addition, we sell morphine sulfate extended-release tablets, which accounted for 1% of our total net sales in 2007. The balance of our generic portfolio consists of a few other products, none of which accounted for more than 1% of our total net sales for 2007.

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

EN3267 Rapinyl™. Currently in Phase III clinical trial development, Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. The benefits of Rapinyl™ are believed to include rapid absorption of the active substance, a fast onset of action and patient convenience, which we believe will improve compliance in cancer patients who experience breakthrough pain. In November 2007, due to the continued challenge of recruiting cancer patients in the RapinylTM Phase III placebo-controlled efficacy trial, we decided to conduct an interim statistical analysis of this trial. The data from the analysis of 61 patients demonstrated that Rapinyl™ met its primary endpoint and the results were highly statistically significant (p=0.0004). In addition, all the secondary endpoints in the trial were met. Statistically significant separation from placebo on mean pain intensity difference was seen as early as 10 minutes. On the basis of these results and in accordance with the predetermined criteria of the interim analysis, we terminated enrollment in the double-blind crossover portion of this clinical study. Enrollment in the safety portion of this trial and a second Phase III safety trial are continuing in order to meet the requirements for safety data to be included in a future New Drug Application filing.

EN3269 Topical Ketoprofen Patch. Currently in Phase III clinical trials in the U.S., EN3269 is being developed for the localized treatment of acute pain associated with soft-tissue injuries. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The anticipated benefits of EN3269 include low systemic exposure to minimize gastrointestinal and cardiovascular side effects of ketoprofen, local targeted pain control and convenience of once-daily dosing. In November 2007, we announced that our topical ketoprofen patch achieved positive results for a four-week, double-blind, placebo-controlled efficacy trial evaluating this once-daily analgesic patch in 309 patients with osteoarthritis flare of the knee. This trial represented the first part of a three-month safety study of the product (the final two months of the study were an open-label extension). Secondary outcomes, including physician global assessment of study medication and Knee injury and Osteoarthritis Outcome Score (KOOS) sub-scales (pain, symptoms and function), also demonstrated statistically significant differences from placebo. Pain relief was sustained throughout the open-label phase. As we previously disclosed, in July 2007, we withdrew our guidance pertaining to the anticipated first-half 2008 filing date of our New Drug Application (NDA) for the topical ketoprofen patch. Our decision regarding the ketoprofen patch was based on the outcome of two Phase III double-blind, placebo-controlled clinical trials. One study evaluated the ketoprofen patch as a treatment for ankle sprains and strains, and the second was targeted at treating the pain associated with tendonitis or bursitis of the shoulder, elbow or knee. No statistically significant difference was observed in either trial in the primary endpoint — average pain intensity during daily activities — between patients treated with the ketoprofen patch and patients using a placebo patch. We are analyzing the results of these two failed Phase III clinical trials and the positive results from the four-week, double-blind, placebo-controlled efficacy trial. The third Phase III study of the original Phase III program, which evaluated the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, has been recently concluded and analysis of its findings will be initiated shortly. Additionally, an open-label, Phase III long-term (three months) study evaluating the safety of the ketoprofen patch in patients with osteoarthritis flare in the knee has completed enrollment. Following a full analysis of the aforementioned studies, we plan to initiate a new Phase III program.

EN3285 Oral Rinse. During the fourth quarter of 2006, we purchased RxKinetix, Inc., a privately held company headquartered in Boulder, Colorado, that was developing new formulations for the treatment for oral mucositis and other supportive care oncology conditions. RxKinetix’s lead product, now named EN3285, is a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. In December 2007, we initiated the first of two phase III clinical trials of EN3285 for the prevention of oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. We have agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, we will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. A second Phase III study is expected to begin during the first half of 2008. The anticipated benefits of EN3285 are ease of use for patients and no systemic side-effects.

EN3270 Transdermal Sufentanil Patch. EN3270 is intended to provide relief of moderate-to-severe chronic pain for up to seven days. A Phase IIa clinical trial in patients with moderate-to-severe chronic pain was initiated in the U.S. during the first half of 2007.

LidoPAIN® BP. Currently in Phase II clinical trial development, LidoPAIN® BP is a patent-protected, adhesive-backed, high-concentration lidocaine-based patch product, intended for the treatment of acute lower back pain. LidoPAIN® BP is being developed by our partner EpiCept.

EN3294. In December 2007, we entered into an agreement with Alexza Pharmaceuticals, Inc. for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (EN3294). Currently in Phase I clinical trial development, EN3294 is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain.

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

EN3266 Frova® MM. On July 19, 2006, Endo submitted to the FDA a sNDA for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). If the sNDA is approved by the FDA, Frova® will be the only triptan indicated in the U.S. for the prevention of MM. Currently, Frova® is FDA-approved for the acute treatment of migraine attacks with or without aura in adults where a clear diagnosis of migraine has been established. Approximately 21 million American women suffer from migraines. Of these female migraineurs, approximately 60 percent, or 12 million women, are estimated to suffer from menstrual migraines, a condition which can have a serious and debilitating impact. Compared to non-menstrual migraines, menstrual migraines can be more severe and are reported to be longer in duration, often lasting up to three days. The sNDA for Frova® is supported by data from four studies, including two Phase III studies examining the efficacy and safety of once-and twice-daily dose regimens of Frova® in the short-term prevention of MM, that both met their primary efficacy end-points, a pharmacokinetics and tolerability study of once- and twice-daily dosing of Frova®, and a 12-month open-label safety study evaluating a six-day dosing regimen of Frova® in 525 women. In September 2007, we received a not-approvable letter from FDA identifying deficiencies and asking for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). We and our development partner Vernalis Plc, are continuing to evaluate the points raised in the FDA notification and we are currently determining the appropriate course of action.

Other. We also have other undisclosed products in our therapeutic areas of interest in early development.

Competition

The pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the United States. Our competitors vary depending upon therapeutic and product categories. Competitors include the major brand name and generic manufacturers of pharmaceuticals doing business in the United States, including Abbott Laboratories, Alpharma Inc., Johnson & Johnson, King Pharmaceuticals, Inc., Mallinckrodt Inc., Pfizer, Inc., The Purdue Frederick Company, Cephalon, Inc., and Watson Pharmaceuticals, Inc.

We compete principally through our targeted product development and acquisition and in-licensing strategies. The competitive landscape in the acquisition and in-licensing of pharmaceutical products has intensified in recent years as there has been a reduction in the number of compounds available and an increase in the number of companies and the collective resources bidding on available assets. In addition to product development and acquisition, other competitive factors in the pharmaceutical industry include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, service, reputation and access to technical information.

The competitive environment of the branded product business requires us continually to seek out technological innovations and to market our products effectively. However, some of our current branded products not only face competition from other brands, but also from generic versions. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

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

Opana® ER

On December 14, 2007, we received a notice from IMPAX Laboratories Inc. (IMPAX) advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. Opana® ER has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., our marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, we and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by us and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. The Company and Penwest note that they intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of their intellectual property rights and approved labeling.

Lidoderm®

On October 17, 2006, we became aware that, in response to an independent inquiry, the FDA’s Office of Generic Drugs (OGD) had proposed that a study of blood levels of lidocaine should be used as the key measure in proving bioequivalence of a generic version of Lidoderm® On December 19, 2006, we submitted a Citizen Petition with the U.S. Food and Drug Administration requesting that the FDA apply existing bioequivalence regulations to any Abbreviated New Drug Application (ANDA) seeking regulatory approval of a generic drug product that references Endo’s Lidoderm®. The petition emphasizes that the proposed new standard deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believes that it is critical that the FDA require any ANDA satisfy the regulations by following these additional criteria to those that FDA has proposed by (1) conducting comparative clinical studies demonstrating identical safety and efficacy between the generic version and Lidoderm®, and (2) for an applicant relying on Lidoderm® as its Reference Listed Drug, to show that its product produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. On August 30, 2007, we submitted an amended Citizen Petition to the FDA requesting that the agency withdraw the bioequivalence recommendations, convene a joint meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (DODAC) and Advisory Committee for Pharmaceutical Science (ACPS) to discuss development of the appropriate method(s) for demonstrating bioequivalence for patch dosage forms with local routes of administration, decline to approve or stay the approval of any ANDA or 505(b)(2) application referencing Lidoderm® that does not contain studies with clinical safety and efficacy endpoints that demonstrate bioequivalence to Lidoderm® and if the FDA contemplates an alternative to bioequivalence studies with clinical endpoints for Lidoderm®, only develop such method through a valid public process, with input from FDA advisory committees, including DODAC and ACPS. Other than an acknowledgement of receipt, we have received no response from FDA to this Citizen Petition. To our knowledge, there is no competitive product to Lidoderm® that has been, or is being developed.

Seasonality

Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.

Major Customers

We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Customer A	34%	28%	27%
Customer B	31%	29%	31%
Customer C	15%	15%	13%

In recent years, there have been numerous mergers and acquisitions among wholesale distributors as well as rapid growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors are demanding that pharmaceutical manufacturers, including us, enter into what are referred to as distribution service agreements pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. To date, we have entered into five such agreements.

Patents, Trademarks, Licenses and Proprietary Property

As of February 21, 2008, we held approximately: 27 U.S. issued patents, 45 U.S. patent applications pending, 120 foreign issued patents, and 85 foreign patent applications pending. In addition, as of February 21, 2008, we have licenses for approximately: 77 U.S. issued patents, 33 U.S. patent applications pending, 150 foreign issued patents and 40 foreign patent applications pending.

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

FDA approval is typically required before each dosage form or strength of any new drug can be marketed. Applications for FDA approval must contain information relating to efficacy, safety, toxicity, pharmacokinetics, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling, and quality control. The FDA also has the authority to require post-approval testing after marketing has begun and to revoke previously granted drug approvals. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

The current FDA standards of approving new pharmaceutical products are more stringent than those that were applied in the past. These standards were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has recently expressed an intention to develop such databases for certain of these products, including many opioids. In addition, the lack of such databases may lead to more requests for post-marketing testing.

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

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations. In December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition and results of operations. In addition, on September 27, 2007, Congress enacted new requirements for testing drug products in children and post-approval testing of drugs that pose serious safety risks, all of which may increase the time and cost necessary for new drug development.

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

As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase IV post-marketing studies to provide additional data. In September 2007, Congress passed legislation authorizing FDA to require companies to undertake such studies to assess the risks of drugs known or signaling potential to have serious safety issues . Other post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

On January 30, 2007, the FDA announced a drug safety initiative to implement a number of proposals made by the Institute of Medicine in a September 2006 report. As part of this initiative, the FDA has created a Drug Safety Oversight Board to provide independent oversight and advice to the Center for Drug Evaluation and Research on the management of important drug safety issues and to manage the dissemination of certain safety information through FDA’s Web site to healthcare professionals and patients. As part of this program, the FDA has also begun publishing a newsletter that contains non-confidential, non-proprietary information regarding post-marketing review of new drug products. The FDA is also assessing the need for greater input from the Office of Surveillance and Epidemiology in reviewing NDAs for approval and in making post-marketing decisions regarding drug products, and to evaluate the effectiveness of existing risk minimization action plans and risk management tools through annual evaluations. Finally, the FDA is developing guidance for the industry on how to test, detect and prevent safety problems during drug development, including tests that would identify preclinical biomarkers of toxicity. Because these initiatives and other similar initiatives are still being implemented, it is unclear what impact, if any, they may have on our ability to obtain approval of new drugs or on our sales of existing products.

In addition to these initiatives, the Prescription Drug User Fee Act (PDUFA) was reauthorized on September 27, 2007. In connection with that reauthorization legislation, Congress enacted new measures authorizing FDA to require companies to undertake post-approval testing of products to assess known or signaled potential serious safety risks and to make labeling changes to address safety risks. The legislation also authorized FDA to require testing of drug products in children, and provided additional incentives to companies that agree to undertake such testing in connection with a new NDA. The legislation also contained provisions to expedite new drug development, collect fees from companies that engage in direct-to-consumer television advertising, and collect data and results from clinical trials of drug products more readily available via a registry managed by the National Institutes of Health. These provisions, depending on how they are implemented by FDA, could impact our ability to market existing and new products.

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

ANDA Process

FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and instead relies principally on bioequivalence studies. “Bioequivalence” generally involves a comparison of the rate of absorption and levels of concentration of a generic drug in the body with those of the previously approved drug. When the rate and extent of absorption of systemically acting test and reference drugs are the same, the two drugs are bioequivalent and regarded as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. There are other or additional measures FDA generally relies upon to determine bioequivalence in locally acting products, including comparative clinical efficacy trials.

An ANDA also may be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved drug in active ingredient, route of administration, dosage form or strength. For example, the FDA has authorized the substitution of acetaminophen for aspirin in certain combination drug products and switching the drug from a capsule to tablet form. Bioequivalence data may be required, if applicable, as in the case of a tablet in place of a capsule, although the two products would not be rated as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. Congress enacted pediatric testing legislation in September 2007 which may continue to affect pharmaceutical firms’ ANDA products. In addition, under that same legislation, ANDA applicants may also be required to formulate abbreviated risk evaluation and mitigation strategies in connection with obtaining approval of their products.

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the exclusivity of a product is extended by six months past the patent expiration date if the manufacturer undertakes studies FDA requires on the effect of their product in children, a so-called pediatric extension.

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

Patent and Non-Patent Exclusivity Periods

A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files a Section 505(b)(2) NDA, the type of NDA that relies upon the data in the application for which the patents are listed, or an ANDA to secure approval of a generic version of this first, or listed drug, must make a certification in respect to listed patents. The FDA may not approve such an application for the drug until expiration of the listed patents unless (1) the generic applicant certifies that the listed patents are invalid, unenforceable or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the bases upon which the patents are challenged, and (2) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: 30 months after submission; entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; such time as the court may order; or the patent expires.

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

Quality Assurance Requirements

The FDA enforces regulations to ensure that the methods used in, and facilities and controls used for, the manufacture, processing, packing and holding of drugs conform with current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

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

The FDA also conducts periodic inspections of facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations and financial condition. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs. In respect to domestic establishments, the FDA could initiate product seizures or request product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We believe that we and our suppliers and outside manufacturers are currently in compliance with cGMP requirements.

Following a routine FDA inspection primarily in the area of drug safety, an FDA 483 Inspectional Observation Form was issued to us detailing two observations that were made by the inspector. The observations focused on procedures for handling product complaints and recordkeeping regarding adverse drug experiences for the required period of time. We provided to the FDA comprehensive remediation plans which address the issues outlined in the observations along with the timeline for completing the corrective actions. Implementation of the remediation plans is underway and we expect corrective actions to be complete by March 2008.

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

On December 8, 2003, President Bush signed into law the Medicare Modernization Act of 2003. The Medicare Modernization Act created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers; the program began in January 2006. This new benefit may result in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare will not be obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the $3,600 annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries have not been permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these new formularies, demand for our products may decrease, and we may be forced to lower prices for our products, which may adversely affect our business and our results of operations.

Service Agreements

We contract with various third parties to provide certain critical services including manufacturing, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs.

Third Party Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with our raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Teikoku Seiyaku Pharmaceuticals, Mallinckrodt, Almac Pharma Services and Sharp Corporation . If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, this may have a material adverse effect on our business, financial condition and results of operations.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million of product in 2008 and approximately $21 million per year thereafter through December 31, 2010. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other. Amounts purchased pursuant to this agreement were $30.7 million, $40.8 million and $39.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement with Teikoku Seiyaku Co., Ltd., a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time. On April 24, 2007, we amended this agreement. The material components of the amended Teikoku agreement are as follows:

•	We have agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the amended Teikoku agreement.

•

Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the amended Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the amended Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the amended Teikoku agreement after 2012, if we fail to meet the annual minimum requirement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (“Hind”) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

•

The amended Teikoku agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate this Agreement, upon thirty (30) days written notice, in the event that Endo fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021) upon thirty (30) days’ written notice. Notwithstanding the foregoing, after December 31, 2021, the amended Teikoku agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the amended Teikoku agreement upon mutual written agreement or (ii) either we or Teikoku terminates the amended Teikoku agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

Amounts purchased pursuant to this agreement were $152.3 million, $142.2 million, and $89.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Mallinckrodt Inc.

Under the terms of our agreement with Mallinckrodt Inc., Mallinckrodt manufactures and supplies to us narcotic active drug substances for inclusion in our controlled substance pharmaceutical products. We are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach. Amounts purchased pursuant to this agreement were $16.5 million, $15.3 million, and $24.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Almac Pharma Services

Under the terms of our agreement with Almac Pharma Services (Almac), a European manufacturer, Almac manufactures Frova® at its Ireland facility for commercial sale by us in the United States. The agreement with Almac will expire on January 1, 2010, unless terminated sooner in accordance with its terms and can be extended beyond January 1, 2010 upon mutual agreement by both parties. If no agreement as to any extension or termination is reached six months prior to the end of the term, then the agreement will automatically renew for a period of twelve months. Almac has agreed to fix the supply price of Frova® for a period of time after which the price will be adjusted at future dates based on a price index defined in the agreement, subject to an annual maximum increase. Amounts purchased pursuant to the Almac agreement were $1.3 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Sharp Corporation

Under the terms of our agreement with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania for commercial sale by us in the United States. The Sharp agreement will expire on December 31, 2008, subject to renewal for additional one-year periods upon mutual agreement by both parties and delivery by Endo to Sharp of written notice ninety (90) days prior to the expiration date. Endo has the right to terminate the Sharp agreement at any time upon ninety (90) days’ written notice. Amounts purchased pursuant to the Sharp agreement were $5.1 million, $5.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.)

Under the terms of our agreement with UPS Supply Chain Solutions, we appointed UPS to provide customer service support, chargeback processing, accounts receivables management and warehouse and distribution services for our products in the United States. During the term of this agreement, the UPS personnel responsible for providing our customer service, chargeback processing and accounts receivable management services may not provide these services to any third party for any third party products that directly compete with our products covered under the agreement. We currently pay UPS (1) a fixed monthly fee for all services and (2) certain out-of-pocket expenses, which, in the aggregate, may, depending on the facts and circumstances at the time, represent material costs to us. For the years ended December 31, 2007, 2006 and 2005, these fees and expenses were approximately $6.7 million, $8.2 million and $9.7 million, respectively. The current term of the agreement for all services provided UPS Supply Chain Solutions expires in February 2010. The agreement may be renewed upon mutual agreement of the parties. The agreement may be terminated for material breach and by us, with prior notice: (1) for a sale of our company or a sale of substantially all of our business; (2) for a change in our stock ownership or company control; (3) if we decide to have these services provided in-house or by an affiliate; or (4) if UPS fails to provide additional storage space for our products upon request. In the event of termination under certain circumstances, we are required to pay UPS for certain capital investments and wind-down expenses.

PPD Development, LP

Under the terms of our agreement with PPD Development, LP, PPD has agreed to provide us with clinical development services, business development support, and medical information services. We currently pay PPD (1) on a project-by-project basis and (2) certain out-of-pocket expenses, which, in the aggregate, may, depending on the facts and circumstances at the time, represent material costs to us. For the year ended December 31, 2007, 2006 and 2005, these fees and expenses were approximately $30.9 million, $29.7 million and $5.8 million, respectively. The current term of this agreement expires in May 2008, but this agreement automatically renews for successive one-year terms unless either party gives written notice not to renew at least three months before the end of the then current term. The agreement may be terminated by either party: (1) upon 90 days’ written notice without cause; (2) for a material breach upon 30 days’ prior written notice (provided that the breaching party is given written notice and the opportunity to cure such breach within 30 days); and (3) immediately in connection with bankruptcy. A termination of this agreement does not automatically terminate any ongoing clinical studies PPD may be conducting on our behalf at the time of termination. The agreement calls for certain transition services in the event of termination.

General

In addition to the manufacturing and supply agreements described above, we have agreements with PPD and KAI Research, Inc. to assist with our medical information, product quality complaint and adverse event reporting activities as well as agreements with other manufacturers and suppliers. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition and results of operations.

Acquisitions, License and Collaboration Agreements

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the Company’s alliance partners, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. Below is a brief summary of our recent acquisitions and significant existing third party collaboration and license agreements. For a full discussion, including agreement terms and status, see our disclosures under Note 4. “Acquisitions, Collaboration and License Agreements,” included in the consolidated financial statements in Part IV, Item 15 of this Report.

Commercial Products

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States, and subsequently amended the agreement to include the same rights in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a strategic alliance agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this agreement to provide, among other things, that this collaboration would cover only that opioid analgesic product, namely, oxymorphone ER, now known as Opana® ER. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability.

Vernalis Development Limited

In July 2004, we entered into a license agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. Concurrent with the termination of our loan agreement with Vernalis, in February 2008, we and Vernalis entered into Amendment No. 4 to the License Agreement (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4, sets forth an annual minimum net sales threshold such that no royalties will be due to Vernalis on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. In July 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, was related to the above described license agreement, under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States, and exercised its co-promotion option effective January 2006. Concurrent with the execution of Amendment No. 4 to the License Agreement, the co-promotion agreement was terminated.

ZARS Pharma

In January 2006, we entered into an agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch. SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006.

Novopharm Limited

In July 2007, we and Novopharm Limited (“Novopharm”) entered into a License Agreement whereby we granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada.

Products in Development

Orexo AB

In August 2004, we entered into an agreement granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) (EN3267) in North America. Rapinyl™ is a sub-lingual, fast- dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration.

ProEthic Pharmaceuticals, Inc.

In March 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch (EN3269). Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries.

RxKinetix Acquisition

During the fourth quarter of 2006, we purchased RxKinetix, Inc., a privately-held company headquartered in Boulder, Colorado, that that was developing new formulations for the treatment of oral mucositis and other supportive care oncology conditions. RxKinetix’s lead product, now named EN3285, is a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. In December 2007, we initiated the first of two Phase III clinical studies for EN3285. RxKinetix’s research and development activities have been transferred in their entirety from our Boulder, Colorado facility. As a result, our Boulder, Colorado location will be closed during the first quarter of 2008.

DURECT Corporation

In March 2005, we entered into an agreement that will give us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch (EN3270) in the U.S. and Canada. The sufentanil patch, which is in early-stage clinical development, is intended to provide relief of moderate-to-severe chronic pain for up to seven (7) days. We signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch (EN3270) in the U.S. and Canada. In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. CHRONOGESICTM is an implantable drug-dispensing osmotic pump designed to deliver sufentanil continuously for a period of up to three months of pain therapy.

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

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into an agreement with Alexza Pharmaceuticals, Inc. for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl), now named EN3294. Currently in Phase I clinical trial development, EN3294 is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. We will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.

We have licensed from universities and other companies rights to certain technologies or intellectual property generally in the field of pain management. We are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require us to pay royalties on sales of the products arising from these agreements. These agreements generally permit us to terminate the agreement with no significant continuing obligation.

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

Summary of Recent Events

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., the Company’s marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In January 2008, Peter A. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. Mr. Lankau also resigned from the Company’s board of directors effective January 28, 2008. Nancy Wysenski, Endo’s Chief Operating Officer, and Charles A. Rowland, Jr., Endo’s Executive Vice President, Chief Financial Officer and Treasurer, have assumed day-to-day leadership responsibilities on an interim basis until a successor is appointed. Ms. Wysenski will also be coordinating responsibilities of the other members of the senior executive team. Roger Kimmel, Chairman of the Board, and two other independent Directors, George F. Horner, III and Clive Meanwell, will liaison with Ms. Wysenski and Mr. Rowland until a successor is appointed. The Board of Directors is currently conducting a search for a new CEO.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. The Company and Penwest note that they intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of their intellectual property rights and approved labeling.

Employees

As of December 31, 2007, we had 1,208 employees, of which 121 are engaged in research and development and regulatory work, 857 in sales and marketing, 28 in quality assurance and 202 in general and administrative capacities. Our employees are not represented by unions, and we believe that our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information regarding each of our current executive officers, as of February 26, 2008:

Name	Age	Position and Offices
Peter A. Lankau	55	President and Chief Executive Officer
Nancy J. Wysenski	50	Chief Operating Officer
Charles A. Rowland, Jr.	49	Executive Vice President, Chief Financial Officer and Treasurer
Caroline B. Manogue	39	Executive Vice President, Chief Legal Officer and Secretary
David A.H. Lee, M.D., Ph.D.	58	Chief Scientific Officer
Joyce N. LaViscount	45	Chief Accounting Officer

PETER A. LANKAU, 55, is President and Chief Executive Officer of Endo. In January 2008, Peter A. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. Mr. Lankau also resigned form the Company’s board of directors effective January 28, 2008. Prior to May 2005, Mr. Lankau was President and Chief Operating Officer of Endo. Prior to April 2003, Mr. Lankau was Senior Vice President, U.S. Business of Endo. Prior to joining Endo in June 2000, Mr. Lankau was Vice President, Sales and Marketing for Alpharma USPD, Inc. in Baltimore, Maryland. He was Vice President, Sales-U.S. Pharmaceuticals for Aventis Pharmaceuticals Inc. (f/k/a Rhone Poulenc Rorer, Inc.) from 1996 to 1999, based in Collegeville, Pennsylvania. Mr. Lankau was Executive Director, Strategy and Development for Aventis from 1995 to 1996.

NANCY J. WYSENSKI, 50, is Chief Operating Officer of Endo. Prior to joining Endo in September 2007, Ms. Wysenski was President of EMD Pharmaceuticals, Inc., the U.S. subsidiary of Merck KGaA. Before joining and co-founding EMD as Vice President of Marketing and Sales in 1999, she served as Senior Vice President of Operations at NetGenics, a venture capital-backed, start-up company specializing in technologies for use in drug discovery. Prior to that, Ms. Wysenski held a number of positions of increasing scope and responsibility at Astra Merck, culminating as Vice President of Sales. During her tenure at Astra Merck, she also served on the company’s operating board. Prior to joining Astra Merck in 1990, she began her pharmaceutical industry career in 1984 at Merck Human Health, where she held various positions.

CHARLES A. ROWLAND, JR, 49, is Executive Vice President, Chief Financial Officer and Treasurer of Endo. Prior to joining Endo in December 2006, Mr. Rowland was Senior Vice President and CFO of Biovail Pharmaceuticals, Inc., in Bridgewater, New Jersey. He was Chief Operating and Financial Officer for Breakaway Technologies, a management consulting company, from 2001 to 2004. His pharmaceutical industry career includes positions of increasing scope and responsibility at Pharmacia Corp., where he had global responsibility for Finance and Information Technology for the Pharmaceutical Business and financial responsibility for the Global Supply organization as Vice President, Finance Global Supply and VP Finance & IT-Global Pharma Ops; Novartis Pharmaceuticals Corp., where he was Vice President, Planning and Decision Support, and Bristol-Myers Squibb, where he served as Director of Finance.

CAROLINE B. MANOGUE, 39, is Executive Vice President, Chief Legal Officer and Secretary of Endo. Prior to April 2004, Ms. Manogue was Senior Vice President, General Counsel and Secretary of Endo. Prior to joining Endo in September 2000, Ms. Manogue was an Associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP since 1995.

DAVID A.H. LEE, M.D. Ph.D., 58, is Chief Scientific Officer of Endo. Prior to December 2006, Dr. Lee was Executive Vice President, Research & Development and Chief Scientific Officer of Endo. Prior to joining Endo in December of 1997, Dr. Lee was Executive Vice President, Research and Development for CoCensys, Inc., an emerging pharmaceuticals company based in Irvine, California, from 1992 through 1997. Prior to joining CoCensys, Dr. Lee held various positions at Solvay Pharmaceuticals in the Netherlands, ranging from head of global clinical development programs to his final position as Vice President, Research and Development. Dr. Lee received his M.D. and Ph.D. degrees from the University of London and specialized in internal medicine and gastroenterology, prior to joining the pharmaceutical industry.

JOYCE N. LAVISCOUNT, 45, is Chief Accounting Officer of Endo. Prior to August 2006, Ms. LaViscount was Vice President of Financial Planning and Analysis of Endo. Prior to joining Endo, Ms. LaViscount held positions of increasing scope and responsibility at Pfizer, Inc (formerly Pharmacia Corporation) in Peapack, New Jersey in both the pharmaceutical and consumer healthcare groups. Prior to joining Pharmacia, Ms. LaViscount held various positions at Bristol-Myers Squibb Company in Princeton, New Jersey, ranging from Senior Accountant to Senior Manager, Financial Analysis. Ms LaViscount began her career in public accounting with Ernst & Young.

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

Under the Federal Food, Drug and Cosmetics Act, or the Act, the FDA can approve an abbreviated new drug application, or ANDA, for a generic version of a branded drug and what is referred to as a 505(b)(2) application for a branded variation of an existing branded drug without undertaking the clinical testing necessary to obtain approval to market a new drug. We refer to this process as the “ANDA process”. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

In December 2006, the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research, or OGD, issued a draft guidance making recommendations regarding establishing bioequivalence with our patent-protected product, Lidoderm® (lidocaine topical patch 5%), pursuant to which a party could seek ANDA approval of a generic version of that product. In that draft guidance, OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This recommendation deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, would require demonstration of bioequivalence through a comparative clinical equivalency study rather than through a pharmacokinetic study.

On December 19, 2006, the Company submitted a Citizen Petition with the FDA requesting that the FDA apply existing bioequivalence regulations to any ANDA seeking regulatory approval of a generic drug product that references Endo’s Lidoderm®. We submitted an amendment to that filing in August 2007 in order to provide additional data. This Citizen Petition emphasizes that FDA’s recommendation deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot properly be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believe that it is critical that the FDA require any ANDA applicant relying on Lidoderm® as its Reference Listed Drug satisfy the regulations by conducting comparative clinical studies demonstrating (1) bioequivalence between the generic version and Lidoderm®, and (2) that the generic version produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. The FDA has not acted on this Petition, and it is unclear whether or not FDA will agree with our position. The draft guidance remains available and has not been updated or revised since being issued.

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., the Company’s marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. We and Penwest note that we intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

The filing of the aforementioned applications, or any other ANDA or 505(b)(2) application in respect to any of our branded drugs, particularly Lidoderm®, could have an adverse impact on our stock price. Moreover, if the patents covering our branded drugs, including Lidoderm® or Opana® ER were not upheld in litigation or if the generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our net sales, gross profit, operating income, net income and cash flows.

Most of our net sales come from a small number of products.

The following table displays our net sales by product category and as a percentage of total net sales for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year Ended December 31
	2007		2006		2005
	$	%	$	%	$	%
Lidoderm®	705,587	65	566,785	62	419,418	51
Percocet®	121,742	11	102,707	11	110,700	13
Opana® ER and Opana®	107,143	10	6,845	1	—	—
Frova®	52,437	5	40,564	5	38,096	5
Other brands	11,065	1	14,027	1	15,029	2

Total brands	997,974	92	730,928	80	583,243	71
Generic oxycodone extended-release tablets	—	—	57,075	6	113,969	14
Other generics	87,634	8	121,656	14	122,952	15

Total generics	87,634	8	178,731	20	236,921	29

Total net sales	1,085,608	100	909,659	100	820,164	100

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

If we are unable to continue to market any of our products, if any of them were to lose market share, for example, as the result of the entry of new competitors, particularly from generic versions of branded drugs, or if the prices of any of these products were to decline significantly, our net sales, profitability and cash flows would be materially adversely affected.

We face intense competition from brand-name companies that sell or license their own generic versions of our generic products or seek to delay the introduction of generic products.

Brand-name pharmaceutical companies have taken aggressive steps to thwart competition from generic equivalents of their brand-name products. In particular, brand-name companies sell directly to the generics market or license their products for sale to the generics market through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are currently required for a brand-name manufacturer to sell directly or through a third party to the generic market. Brand-name manufacturers do not face any other significant barriers to entry into such market. The introductions of these so-called “authorized generics” have had and may continue to have an adverse effect by reducing our market share and adversely affecting our profitability and cash flows.

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

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Federal Food, Drug and Cosmetics Act and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG) and FDA both actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government to provide the requested documents. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties that might result from an adverse outcome. However, should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur liability if our continuing medical or health education programs and/or product promotions are determined, or are perceived, to be inconsistent with regulatory guidelines.

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the OIG may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged.

We are subject to various regulations pertaining to the marketing of our products.

We are subject to various federal and state laws pertaining to health-care fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for the purchasing, leasing, or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal health care program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal health-care programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence, and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions.

Most of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development and implementation of risk minimization action plans, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.

Most of our core products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past two years, reportedly widespread misuse or abuse of OxyContin®, a Purdue product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. On June 7, 2005, we began commercial sale of our oxycodone extended-release tablets, 10mg, 20mg, 40mg and 80mg strengths, each bioequivalent versions of OxyContin®. Pursuant to the settlement agreement with Purdue, all sales of our oxycodone extended-release tablets ceased as of December 31, 2006. However, we may be subject to litigation similar to the OxyContin® suits related to our generic version of OxyContin® or any other narcotic containing product we market.

The FDA or the DEA may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

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

NDA approvals, if granted, may not include all uses for which a company may seek to market a product. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The FDA also requires companies to undertake post-approval surveillance regarding their drug products and to report any adverse events. Failure to comply with applicable regulatory requirements in this regard can result in, among other things, suspensions or withdrawals of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. The effect of government regulation may be to delay marketing of our new products for a considerable period of time, to impose costly procedures upon our activities and to furnish a competitive advantage to larger companies that compete against us.

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

In addition, on September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to assure that marketed products are safe, effective and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to assure against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to enforce their statutory authority and regulations using administrative remedies as well as civil and criminal sanctions.

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

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations. On September 27, 2007, Congress enacted new requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. In addition, in December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach certain types of agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition and results of operations. See “—If generic manufacturers use litigation and regulatory measures to obtain approval for generic versions of our branded drugs, our sales may suffer.” The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

We presently have one product under sNDA review, three products in Phase III of clinical trials and three products in Phase II of clinical trials. In September 2007, we received a non-approvable letter from FDA identifying deficiencies and asking for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). We and our development partner Vernalis Plc, are continuing to evaluate the points raised in the FDA notification, and we are currently determining the appropriate course of action. We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

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

On October 12, 2006, we acquired privately-held RxKinetix, Inc., based in Boulder, Colorado. RxKinetix specialized in developing new therapeutics focused on improving the quality of life for patients being treated for cancer. There are a number of risks associated with this acquisition, which include, but are not limited to, the following:

•	The ability to further advance the products in development into FDA-approved, commercially viable products; and

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

In addition, following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not recoverable. As a result in 2006, we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its anticipated fair value. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset.

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

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, research expenses related to the development of innovative compounds and the filing of NDAs for these products are significantly greater than those expenses associated with ANDAs for generic products. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may require that we conduct additional studies and as a result, we may be unable to reasonably predict the total research and development costs to develop a particular product. Indeed, on September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

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

The products for which we are developing generic versions may be claimed by their manufacturer to be protected by one or more patents. If we file an ANDA to seek FDA approval of our generic version of such a drug, we are required to certify that any patent or patents listed as covering the approved listed drug are invalid, unenforceable or will not be infringed by our generic version. Similar certification requirements apply to new drug applications filed under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, where we rely on information to which we do not have a right of reference. Once the FDA accepts our ANDA or section 505(b)(2) NDA filing, we are required to notify the brand manufacturer of this fact. The brand manufacturer then has 45 days from the receipt of the notice in which to sue us for patent infringement. If it does so, the FDA is generally prevented from granting approval of the ANDA or section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in our favor (including through appeal to any federal Court of Appeals) or expiration of the patent(s).

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

Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government health care programs, private health insurers and others. We cannot assure you that third party payment for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government, private insurers and other third party payers are increasingly attempting to contain health care costs by (1) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products approved for marketing by the FDA, (2) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval and (3) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products.

On December 8, 2003, President Bush signed into law the Medicare Modernization Act of 2003. The Medicare Modernization Act created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers; the program began in January 2006. This new benefit may result in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare will not be obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the $3,600 annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries are not permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these new formularies, demand for our products might decrease and we may be forced to lower prices for our products, which may adversely affect our business and our results of operations.

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

We also are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the Federal Civil and Criminal False Claims Acts, which allow any person to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the health care industry in recent years. These actions against health care companies may result in payment of fines or exclusion from the Medicare, Medicaid, and/or other government health care programs.

We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. We intend to defend these lawsuits vigorously. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions.

Government regulations regarding reporting and payment obligations are complex and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to the pertinent government agency (or agencies), or to the amounts themselves. In addition, because our processes for these calculations and our judgments supporting these calculations involve, and will continue to involve, subjective decisions, these calculations are subject to the risk of errors. As noted above, any governmental agency that commences an action, if successful, could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Customer A	34%	28%	27%
Customer B	31%	29%	31%
Customer C	15%	15%	13%

If we were to lose the business of any of these customers, or if any were to experience difficulty in paying us on a timely basis, our net sales, profitability and cash flows could be materially and adversely affected.

We are dependent on outside manufacturers for the manufacture of our products; therefore, we will have limited control of the manufacturing process and related costs. Certain of our manufacturers currently constitute the sole source of one or more of our products, including Teikoku, our sole source of Lidoderm®.

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

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc., pursuant to which Novartis has agreed to manufacture certain of our commercial products in addition to products in development. As of December 31, 2007, we are required to purchase a minimum of approximately $20 million of product in 2008 and approximately $21 million per year thereafter through December 31, 2010. We also have a long-term contract with amended Teikoku Seiyaku Co., Ltd. under which Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We have agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the amended Teikoku agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the amended Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the amended Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012.

The minimum purchase requirement shall remain in effect subsequent to 2012, except that we have the right to terminate the amended Teikoku agreement after 2012, if we fail to meet the annual minimum requirement.

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

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 31, 2007, $467.9 million of our current and long-term marketable securities portfolio is invested in AA and AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

Given the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $262.7 million of original par value of our auction-rate securities have failed rendering these securities temporarily illiquid through the normal auction process. $223.4 million of the $262.7 million of securities that failed at auction, were held as of December 31, 2007. At the time of our initial investment and through the date of this Report, all of our auction-rate securities in which we invest remain AA and AAA rated. Of the $223.4 million of securities held at December 31, 2007 that have failed at auction in February 2008, $13.0 million have since been sold outside of the normal auction process for amounts equal to our original purchase value. In addition, during 2008, we successfully liquidated into cash equivalents, $194.5 million of the $467.9 million of auction-rate securities held at December 31, 2007. The $194.5 million equaled our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monoline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA) or AMBAC. The municipal bonds are insured by AMBAC, MBIA, CIFG Assurance North America, Inc. (CIFG), or Financial Security Assurance Inc. (FSA). As of February 25, 2008, AMBAC was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch Ratings and MBIA, CIFG, and FSA were rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $673.6 million at December 31, 2007, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss.

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

Retail availability of our products is greatly affected by the inventory levels our customers hold. We monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts the wholesalers have sold to their customers. Pursuant to distribution service agreements with five of our significant wholesale customers, we receive inventory level reports. For other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or internal projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

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

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of December 31, 2007, goodwill and other intangibles comprised approximately 15% of our total assets and 20% of our stockholders’ equity. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. During the fourth quarter of 2006, we recorded impairment charges of $31.3 million related to certain intangible assets for SyneraTM and DepoDur®. See the disclosures under Note 4. Acquisitions, License and Collaboration Agreements, included the consolidated financial statements in Part IV, Item 15 of this Report for further information.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. Accordingly, one cannot predict our quarterly financial results based on our full-year financial guidance. We cannot predict with certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our operating results may fluctuate due to various factors including those set forth above. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance. For example, our 2008 guidance is based upon our assumptions that our sales of Lidoderm®, Opana® and Opana® ER and Frova® will grow over the course of the year, but there can be no assurance.

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. Within the last 12 months through December 31, 2007, our stock has traded between $26.04 and $35.85 per share. The following factors, in addition to other risk factors described in this section, may cause the market price of our common stock to change:

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

Of the 4,336,052 shares that may be issued upon the exercise of options outstanding as of December 31, 2007, 1,795,021 are vested, currently exercisable and eligible for sale.

We have not paid, and may not pay, dividends and therefore, unless our stock appreciates in value, investors in our stock may not benefit from holding our stock.

We have not paid any cash dividends since our inception. The payment of cash dividends is subject to the discretion of our Board of Directors and will be dependent on many factors, including our earnings, capital needs and general financial condition. Further, should we enter into a new credit facility with a third party lender, it is possible that the lender would limit or restrict the payment of dividends. We anticipate that, for the foreseeable future, we will retain our earnings in order to finance strategic investments in our business. As a result, investors in our stock may not be able to benefit from owning our stock unless the shares that these investors acquire appreciate in value.

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

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies. The results of these studies or trials, when published, may have a dramatic effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies — or clinical trials related to our products or the therapeutic areas in which our products compete — could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete, our business, financial condition and results of operations could be materially adversely affected. In addition, on September 27, 2007, Congress enacted requirements that the results of studies and clinical trials be provided by the investigator to the National Institutes of Health (NIH) for inclusion in a publicly-available database registry of clinical trials. There is an exception for clinical research performed on behalf of a sponsor who has not yet submitted an NDA in connection with the drug being studied, however, it is unclear what impact the potential publication of clinical research data for our products will have.

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

Painters’ Crossing Two Associates, L.P. Lease Agreement. On November 13, 2003, we entered into a ten-year lease with Painters’ Crossing Two Associates, L.P. pursuant to which Painters’ Crossing leases to us an office comprised of approximately 64,424 square feet located on the campus of our corporate headquarters in Chadds Ford, Pennsylvania. By amendment dated February 16, 2005, this lease commenced on February 1, 2005 and will end on January 31, 2015. We, at our discretion, have the right to terminate this lease at the end of the sixth year, by providing two years’ notice and paying a fixed termination fee to Painters’ Crossing. During the term of the lease, the annual rent is a fixed amount paid in equal monthly installments that increase after the first five years of the lease.

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

Westbury, New York

Dawson Holding Company Lease Agreement. On January 6, 2003, we entered into a ten-year lease with Dawson Holding Company pursuant to which Dawson Holding Company leases to us a facility comprised of approximately 24,190 square feet located in Westbury, New York. The annual rent due for this facility was fixed in the first year of the lease and escalates by a fixed percentage each year thereafter. This ten-year lease is not assignable without the consent of the landlord, Dawson Holding. This lease may be terminated upon 30 day’s written notice only upon the occurrence of certain events as defined in the lease agreement.

Item 3.	Legal Proceedings

The disclosures under Note 11. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part IV, Item 15 of this Report are incorporated in this Part I, Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

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

	Endo Common Stock
	High	Low
Year Ending December 31, 2007
1st Quarter	$32.63	$26.91
2nd Quarter	$35.85	$28.94
3rd Quarter	$35.20	$28.86
4th Quarter	$30.90	$26.04
Year Ending December 31, 2006
1st Quarter	$33.96	$21.06
2nd Quarter	$33.03	$27.76
3rd Quarter	$34.60	$28.88
4th Quarter	$34.75	$26.68

Holders. As of February 15, 2008, we estimate that there were approximately 73 record holders of our common stock.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,085,608	$909,659	$820,164	$615,100	$595,608

COSTS AND EXPENSES:
Cost of sales	217,369	208,889	192,296	143,964	136,173
Selling, general and administrative	411,869	346,303	217,267	183,692	301,703
Research and development	138,255	86,629	91,837	54,709	55,442
Loss on disposal of other intangible	—	—	—	3,800	—
Impairment of other intangible assets	889	31,263	5,515	—	—
Purchased in-process research and development	—	26,046	—	—	(6,966)

Operating income	317,226	210,529	313,249	228,935	109,256
Interest and other income (expense), net	36,024	23,205	10,995	2,161	(258)

Income before income tax	353,250	233,734	324,244	231,096	108,998
Income tax	125,810	95,895	121,949	87,787	39,208

Net income	$227,440	$137,839	$202,295	$143,309	$69,790

Basic and Diluted Net Income Per Share:
Basic	$1.70	$1.03	$1.53	$1.09	$0.54
Diluted	$1.69	$1.03	$1.52	$1.08	$0.53
Shares Used to Compute Basic Net Income Per Share	133,903	133,178	132,242	131,805	128,417
Shares Used to Compute Diluted Net Income Per Share	134,525	133,911	133,289	132,718	132,439
Cash dividends declared per share	—	—	—	—	—

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$350,325	$628,085	$500,956	$278,034	$229,573
Working capital	668,489	697,915	483,872	294,329	287,922
Total assets	1,702,638	1,396,689	1,371,678	947,491	753,880
Other long-term obligations, including capitalized leases	$13,390	17,602	18,795	18,293	589
Stockholders’ equity	1,292,290	1,040,988	843,370	655,950	567,617
Other Financial Data:
Net cash provided by operating activities	$365,742	$345,334	$284,644	$170,545	$217,444
Net cash used in investing activities	(614,528)	(66,449)	(26,684)	(107,824)	(44,344)
Net cash used in financing activities	(28,974)	(151,756)	(35,038)	(14,260)	(429)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company with market leadership in pain management. We are engaged in the research, development, sale and marketing of branded and generic prescription pharmaceuticals used primarily to treat and manage pain. According to Wolters Kluwer Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $21.5 billion in 2007. This represents an approximately 4% compounded annual growth rate since 2003. Our primary area of focus within this market is analgesics and, specifically, opioid analgesics. In 2007, analgesics were the third most prescribed medication in the United States with over 273 million prescriptions written for this classification. Opioid analgesics is a segment that comprised approximately 80% of the analgesic prescriptions for 2007. Total U.S. sales for the opioid analgesic segment were $8.2 billion in 2007, representing a compounded annual growth rate of 6% since 2003.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet® and Frova®. Branded products comprised approximately 92% of our net sales in 2007, with 65% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 8% of net sales in 2007, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

Our research and development effort is focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our penetration in the pain area. In addition, we review opportunities to enter into one or two additional specialty-focused therapeutic categories such as Central Nervous System (CNS) disorders, rheumatology, specialty psychiatry, gastroenterology, supportive care and therapeutic oncology that have the potential to provide diversification and growth, and return on investment while enhancing shareholder value. We will continue to capitalize on our core expertise with analgesics and expand our abilities to capture both earlier-stage opportunities and pursue other therapeutic areas.

We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with a proven expertise working with analgesics and complex formulations. We believe this expertise allows for timely FDA approval of our products. To supplement our internal efforts, the Company engages the services of various independent research organizations, physicians and hospitals to conduct and coordinate our pre-clinical and clinical studies to establish the safety and effectiveness of new products. In addition, many of the research and development activities of products to which we have licensed the marketing rights are performed by our partners.

Our branded product pipeline includes three products in Phase III clinical trials, three products in Phase II clinical trials and one product in Phase I trials. We also have other undisclosed products in early stages of development.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 700 sales representatives in the United States, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate health care professionals throughout the country. The Company works to gain access to health authority, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs) formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of its products.

On a continuous basis, we evaluate and, where appropriate, pursue acquisition opportunities. In particular, we look to continue to enhance our product line by acquiring or licensing rights to additional products and compounds and therefore regularly evaluate selective acquisition and license opportunities. Such acquisitions or licenses may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies.

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

Recent Developments

In February 2008, we amended our license agreement with Vernalis dated July 14, 2004. In addition to amending certain specific terms and conditions of the license agreement, this amendment sets forth an annual minimum net sales threshold that must be achieved prior to any royalties becoming due. Once the annual minimum net sales threshold is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. In addition, both parties agreed to terminate the co-promotion agreement effective in February 2008. Also in February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the termination agreement, payment of our outstanding note receivable was satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to the amended license agreement as described above.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. The Company and Penwest intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of their intellectual property rights and approved labeling.

In January 2008, Peter A. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. Mr. Lankau also resigned from the Company’s board of directors effective January 28, 2008. Nancy Wysenski, Endo’s Chief Operating Officer, and Charles A. Rowland, Jr., Endo’s Executive Vice President, Chief Financial Officer and Treasurer, have assumed day-to-day leadership responsibilities on an interim basis until a successor is appointed. Ms. Wysenski will also be coordinating responsibilities of the other members of the senior executive team. Roger Kimmel, Chairman of the Board, and two other independent directors, George F. Horner, III and Clive A. Meanwell, M.D., Ph.D. will liaison with Ms. Wysenski and Mr. Rowland until a successor is appointed. The Board of Directors is currently conducting a search for a new CEO.

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., the Company’s marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is the combination of Alexza’s proprietary Staccato® system with fentanyl, a drug belonging to the class of compounds known as opioid analgesics. EN3294 is a hand-held, electrically heated, multiple-dose inhaler designed to generate and deliver excipient-free fentanyl aerosol for deep lung delivery. The current product candidate consists of a disposable dose cartridge containing 25 doses each of 25 mcg fentanyl, which is inserted into a reusable controller. Development of additional dosage strengths and quantities is anticipated. The controller consists of software and hardware designed to allow safe, patient-controlled delivery of the drug. Since the Staccato® system can be designed to incorporate a variety of lockout and dosing features, Alexza believes that EN3294 may reduce the potential for abuse and diversion, and facilitate patient-dose titration to the minimum effective drug dose in a simple, convenient and easy-to-use delivery system. EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo will assume responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. In the first quarter of 2008, a $2 million milestone payment became payable and additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

In December 2007, we reported positive results from the previously announced, planned interim statistical analysis of a Phase III, placebo-controlled, double-blind trial of its development product, RapinylTM . The data from the analysis of 61 patients demonstrated that RapinylTM met its primary endpoint, the Sum of Pain Intensity Difference from baseline to 30 minutes (SPID 0-30), and the results were highly statistically significant (p=0.0004). In addition, all the secondary endpoints were met. Statistically significant separation from placebo on mean pain intensity difference was seen as early as 10 minutes. On the basis of these results and in accordance with the predetermined criteria of the interim analysis, Endo terminated enrollment in the double-blind crossover portion of this clinical study. Enrollment in the safety portion of this trial and a second Phase III trial is continuing in order to meet the requirements for safety data to be included in a future New Drug Application filing. RapinylTM is an oral, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Endo licensed the exclusive rights to develop and market RapinylTM in North America from Orexo AB.

In December 2007, we initiated the first of two Phase III clinical studies in the fourth quarter of 2007 for EN3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. A second Phase III study is expected to begin during the first half of 2008. The FDA will require two Phase III, double-blind, placebo-controlled trials as the basis for an NDA for this indication.

In November 2007, we announced that our topical ketoprofen patch achieved positive results for a four-week, double-blind, placebo-controlled efficacy trial evaluating this once-daily analgesic patch in 309 patients with osteoarthritis flare of the knee. This trial represented the first part of a three-month safety study of the product (the final two months of the study were an open-label extension). The double-blind, placebo-controlled portion of the study met its predetermined primary objective: statistically significant difference from placebo at day 14 in the Western Ontario and McMaster University Osteoarthritis (WOMAC) pain sub-scale (p=0.014). Significant treatment differences were observed at all measurement points in this parameter during the double-blind phase. Secondary outcomes, including physician global assessment of study medication and Knee injury and Osteoarthritis

Outcome Score (KOOS) sub-scales (pain, symptoms and function), also demonstrated statistically significant differences from placebo. Pain relief was sustained throughout the open-label phase. As Endo previously disclosed, two earlier Phase III double-blind, placebo-controlled clinical trials in patients with ankle sprains and strains and in patients with tendonitis or bursitis of the shoulder, elbow or knee did not meet their primary endpoints. As a result, in July 2007, the Company announced that it has withdrawn its guidance pertaining to the anticipated first-half 2008 filing date of its New Drug Application (NDA) for the topical ketoprofen patch. We are analyzing the results of these two failed Phase III clinical trials and the positive results from the four-week, double-blind, placebo-controlled efficacy trial. The third Phase III study of the original Phase III program, which evaluated the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, has been recently concluded and analysis of its findings will be initiated shortly. Additionally, an open-label, Phase III long-term (three months) study evaluating the safety of the ketoprofen patch in patients with osteoarthritis flare in the knee has completed enrollment. Following a full analysis of the aforementioned studies, we plan to initiate a new Phase III program.

In September 2007, we announced that the FDA identified deficiencies and asked for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets in a “not approvable” letter. The sNDA is for the additional indication of Frova® for the short-term (six days per month) prevention of menstrual migraine. Frova® is already approved and marketed for the acute treatment of migraine with or without aura in adults where a clear diagnosis of migraine has been established. While the FDA acknowledged that both pivotal efficacy trials that had been submitted as part of this sNDA met their primary endpoints in significantly improving the number of headache-free perimenstrual periods (PMPs), it questioned whether the benefit demonstrated was clinically meaningful. The FDA also expressed concern about the potential for increased risk of serious vascular adverse events, though none were observed in the clinical development program. We and our development partner Vernalis Plc, are continuing to evaluate the points raised in the FDA notification, and we are currently determining the appropriate course of action.

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

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm has paid to the Company an upfront and milestone payments license fee of approximately $0.5 million and agreed to make additional milestone payments totaling $0.4 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days, prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

In April 2007, the Company and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. The material components of the Amended Agreement are as follows:

•	We have agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•

Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, we have used prices currently existing under the Amended Agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (“Hind”) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of the Lidoderm®.

•

The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate this Agreement, upon thirty (30) days written notice, in the event that Endo fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021). Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either we or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

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

In January 2007, we received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government to provide the requested documents. At this time, we cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

Critical Accounting Estimates – Application of Critical Accounting Policies

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. Significant estimates and assumptions are also required related to inventories and related inventory reserves, the valuation of long-lived assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Our most critical accounting policies and estimates are described below:

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

Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. Over the past three years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model we have entered into distribution service agreements (or DSAs) with five of our wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of December 31, 2007, we received information from our four largest U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information. During 2007, net sales were impacted by inventory work downs at major wholesalers. We believe this resulted in an approximate 0.5 month reduction in the supply of inventory on-hand at these wholesalers. As such, we believe sales recorded for the year ended December 31, 2007 were generally lower than underlying demand for the products. Going forward, we expect this relationship to normalize with only minor variations occurring quarter to quarter.

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

The following table presents the activity and ending balances for our product sales provisions for the last three years (in thousands):

	Returns	Rebates	Chargebacks	Other Sales Deductions	Total
Balance at January 1, 2005	$21,649	$50,773	$40,290	$4,450	$117,162
Current year provision	23,391	191,220	325,392	52,858	592,861
Prior year provision	(4,004)	(7,759)	—	—	(11,763)
Payments or credits	(19,821)	(138,669)	(314,874)	(41,970)	(515,334)

Balance at December 31, 2005	$21,215	$95,565	$50,808	$15,338	$182,926

Current year provision	22,780	171,185	416,852	33,254	644,071
Prior year provision	1,193	(4,709)	(1,614)	—	(5,130)
Payments or credits	(25,078)	(189,228)	(432,118)	(42,720)	(689,144)

Balance at December 31, 2006	$20,110	$72,813	$33,928	$5,872	$132,723

Current year provision	20,770	193,051	307,604	34,164	555,589
Prior year provision	(1,357)	(2,220)	3,753	—	176
Payments or credits	(8,325)	(182,411)	(310,710)	(34,879)	(536,325)

Balance at December 31, 2007	$31,198	$81,233	$34,575	$5,157	$152,163

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

Our estimate for returns may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine if the increase may be temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns. Other-than-temporary increases in inventory levels, however, may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our estimate for returns. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:

•	recently implemented or announced price increases for our products; and

•	new product launches or expanded indications for our existing products.

•	Conversely, factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

•	declining sales trends based on prescription demand;

•	recent regulatory approvals to extend the shelf life of our products, which could result in a period of higher returns related to older product with the shorter shelf life;

•	introduction of new product or generic competition;

•	increasing price competition from generic competitors; and

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

Valuation of Long-lived Assets

Long-lived assets, including property, plant and equipment, licenses and patents are assessed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, generally based on a discounted future cash flow method, independent appraisals or preliminary offers from prospective buyers. An impairment loss would be recognized in net income in the period that the impairment occurs.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations.

During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset.

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

Income Taxes

Provisions for income taxes are calculated on reported pre-tax income based on current tax laws, statutory tax rates and available tax incentives and planning opportunities in various jurisdictions in which we operate. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could effect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution.

At December 31, 2007, we had $115.4 million of gross deferred tax assets, which included the effects of accrued expenses and reserves of $54.9 million, federal net operating loss and state net operating losses of $10.8 million, capital loss carryforwards of $10.8 and other items of $38.9 million. Deferred tax assets attributable to state net operating losses (NOLs) and capital loss carryforwards are offset by valuation allowances of $1.4 million and $10.8 million, respectively. The realization of certain of these future state NOL benefits is not considered more likely than not as they were acquired in connection with our purchase of RxKinetix in 2006 (now known as Endo Pharmaceuticals Colorado, LLC). Accordingly, the state NOLs are limited to future state taxable income of Endo Pharmaceuticals Colorado, LLC on a separate company basis. The realization of these state NOLs and capital loss carryforward benefits is not considered more likely than not as we do not anticipate future state taxable income in Endo Pharmaceuticals Colorado, LLC or future capital gain income. At December 31, 2007, the Company had $28.3 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at December 31, 2007, the Company had $24.4 million in federal NOLs and $72.4 million in state NOLs which expire at various intervals between 2010 and 2026. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and capital loss carryforwards can be utilized. We believe that for other than certain state NOLs and capital loss carryforwards we will generate sufficient future taxable income to fully realize our deferred tax assets.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. As of January 1, 2007, the Company accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $7.7 million.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is expected to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. During 2006, in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, the Company calculated the expected term of options granted using the simplified method. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available. Beginning in 2007, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options has been determined in accordance with SFAS 123(R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock amounted to $31.7 million. The weighted average remaining requisite service period of the non-vested stock options and restricted stock was 2.39 years and 1.19 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Results of Operations

The Company reported net income for 2007 of $227.4 million or $1.69 per diluted share on total net sales of $1.09 billion compared with net income of $137.8 million or $1.03 per diluted share on total net sales of $909.7 million for 2006. During 2007, net sales surpassed $1.0 billion for the first time in Company history, primarily as a result of continued growth of Lidoderm® . We increased our investment in marketing expenses in support of key products, and continued our commitment to research and development. Our results also benefited from increased interest income earned as a result of a higher average cash balance throughout 2007 compared to 2006 and as a result of holding investments in marketable securities which have had a higher rate of return as compared to our other investment vehicles. Net income comparisons between 2007 and 2006 are affected by the impact of certain significant items reflected in our 2006 financial results. Our results for 2006 included: $31.3 million related to the write-down of our SkyePharma and ZARS intangible assets; $26.0 million resulting from the estimated fair value of tangible and intangible assets to be used in research and development activities that we acquired from RxKinetix in October 2006; and compensation expense and the related employer payroll taxes of approximately $41.3 million related to the one-time bonuses Endo Pharma LLC, a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest, paid to certain of our executives.

In prior years, our cost of sales did not include amortization expense of intangible assets related to commercial products. However, we have reclassified the amortization expense of these intangible assets to cost of sales in our Consolidated Statements of Operations for the years ended December 31, 2006, and 2005 to conform to the current period presentation. Amortization expense for our intangible assets related to commercial products, that has been reclassified to cost of sales for the years ended December 31, 2006 and 2005 was approximately $7.5 million and $5.9 million, respectively. Amortization expense for intangible assets related to products under development for the years ended December 31, 2006 and 2005, that has been reclassified to research and development, was approximately $1.3 million and $1.7 million, respectively. As a result of the removal of a separate line item for depreciation and amortization, depreciation expense for the years ended December 31, 2006 and 2005 has been reclassified to research and development expense or selling, general and administrative expense in our Consolidated Statements of Operations based on upon usage of the underlying fixed assets. Depreciation expense reclassified to research and development expense for the years ended December 31, 2006 and 2005 was approximately $2.5 million and $1.8 million, respectively. Depreciation expense reclassified to selling, general and administrative expense for the years ended December 31, 2006 and 2005 was approximately $6.2 million and $6.0 million, respectively. In addition, we have removed the presentation of a separate line for gross profit from our Consolidated Statements of Operations. Diversity in practice exists with respect to the inclusion of the amortization expense of intangible assets in cost of sales and the presentation of gross profit in the Statements of Operations. We believe that our current presentation is consistent with the majority of our peers and will facilitate a more meaningful comparison of operating results among companies in our industry.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales

Net sales for the year ended December 31, 2007 increased 20% to $1.09 billion from $909.7 million in the comparable 2006 period. This increase in net sales is primarily driven by increased sales of Lidoderm® as well as increased net sales of Opana® ER and Opana®, which were launched in the second half of 2006. These increases are partially offset by the reduction in sales of our generic oxycodone extended-release tablets, resulting from the Company’s settlement with Purdue (as described in more detail below). For the year ended December 31, 2007, increased sales volume contributed 15% of the total sales growth of 20%, while selling price increases contributed the remaining 5% of the total sales growth. The volume growth achieved in 2007 includes the unfavorable impact of reduced inventories at our major wholesaler customers. We believe this decline in inventory levels at these wholesalers is due to improved distribution efficiencies, resulting in their ability to maintain lower levels of inventory on-hand.

The following table displays our net sales by product category and as a percentage of total net sales for the year ended December 31, 2007 and 2006 (dollars in thousands):

	Year Ended December 31
	2007		2006
	$	%	$	%
Lidoderm®	705,587	65	566,785	62
Percocet®	121,742	11	102,707	11
Opana® ER and Opana®	107,143	10	6,845	1
Frova®	52,437	5	40,564	5
Other brands	11,065	1	14,027	1

Total brands	997,974	92	730,928	80
Generic oxycodone extended-release tablets	—	—	57,075	6
Other generics	87,634	8	121,656	14

Total generics	87,634	8	178,731	20

Total net sales	1,085,608	100	909,659	100

Lidoderm®. Net sales of Lidoderm® for the year ended December 31, 2007 increased by $138.8 million or 24%, to $705.6 million from $566.8 million in the comparable 2006 period. The increase is primarily attributable to continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with our continued promotional activities positioning Lidoderm® as the only prescription analgesic patch specifically designed to effectively relieve the localized pain of post-herpetic neuralgia (PHN) with low risk of systemic side effects and drug to drug interactions. We believe we also are benefiting from our educational programs designed to improve our target audience’s understanding regarding the localized pain of PHN. In addition, our managed care efforts are focused on Medicare Part D, which consists predominately of elderly patients who are at greater risk for PHN. Medicare Part D has also served to raise overall awareness among formulary decision-maker resulting in an ongoing assessment of how best to secure access for patients.

Percocet®. Net sales of Percocet® for the year ended December 31, 2007 increased by $19.0 million or 19%, to $121.7 million from $102.7 million in the comparable 2006 period. The increase is primarily attributable to improved pricing during the year ended December 31, 2007.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the twelve moths ended December 31, 2007 increased by $100.3 million to $107.1 million from $6.8 million in the comparable 2006 period. Opana® ER and Opana® were not launched until the second half of 2006. In addition, net sales of Opana® ER and Opana® for the year ended December 31, 2007 includes $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006.

Frova®. Net sales of Frova® for the year ended December 31, 2007 increased by $11.9 million or 29%, to $52.4 million from $40.6 million in the comparable 2006 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force.

Generics. Net sales of our generic products for the year ended December 31, 2007 decreased by $91.1 million or 51%, to $87.6 million from $178.7 million in the comparable 2006 period. The decrease is primarily attributable to the fact that sales of our generic oxycodone extended-release tablets ceased on December 31, 2006. In August 2006, we reached an agreement with The Purdue Frederick Company and related companies (Purdue) to settle long-running litigation claiming that our oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, bioequivalent versions of Purdue’s OxyContin®, infringed Purdue’s patents. Pursuant to the settlement, we discontinued selling our oxycodone extended-release products effective December 31, 2006. In addition, continued generic competition for our generic products also contributed to the decrease in sales over the comparable periods of 2006. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006	% Change
	(in thousands)
Cost of sales	$217,369	$208,889	4%
Selling, general and administrative	411,869	346,303	19%
Research and development	138,255	86,629	60%
Impairment of other intangible assets	889	31,263	(97)%
Purchased in-process research and development	—	26,046	(100)%

Total costs and expenses	$768,382	$699,130	10%

Costs of Sales and Gross Margin. Costs of sales for the year ended December 31, 2007 increased by $8.5 million or 4%, to $217.4 million from $208.9 million in the comparable 2006 period. Cost of sales as a percent of revenue was 20% for the year ended December 31, 2007 compared with 23% during the year ended December 31, 2006.

Amortization expense included in cost of sales for our intangible assets related to commercial products for the year ended December 31, 2007 and 2006 was $4.9 and $7.5 million, respectively. Diversity in practice exists with respect to the inclusion of the amortization expense of intangible assets in cost of sales. We believe that our current presentation is consistent with the majority of our peers and will facilitate a more meaningful comparison of operating results between companies in our industry. Also included in costs of sales for 2007 is $7.9 million of royalties on sales of Frova® pursuant to our agreement with Vernalis. The requirement to pay royalties to Vernalis began in 2007. Gross profit margins for the year ended December 31, 2007 were 80% compared with 77% for the comparable 2006 period. This increase is primarily attributable to a favorable mix of product revenues, as we derived a higher proportion of total revenue from higher margin branded products compared to revenues in the comparable 2006 period. In addition, we benefited from lower product costs in 2007 compared with 2006 as a result of lower negotiated product costs at certain 3rd party manufacturers. This favorability was partially offset by the inclusion in costs of sales of the Vernalis royalties mentioned above. We expect to continue to benefit from this favorable product mix as we head into 2008, as higher-margin branded products should continue to represent a higher proportion of total revenue. However, this favorability is expected to be offset by increased costs as we continue to expand our contracting with managed care organizations and begin paying royalties on a portion of the 2008 net sales of Opana® ER.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased by 19% to $411.9 million from $346.3 million in the comparable 2006 period. This increase is primarily due to an increase in sales and promotional efforts in 2007 over the comparable 2006 period due to our continued investment in our commercial business and our infrastructure to support our key on-market products and pipeline. Selling, general and administrative expenses in 2007 include the full year impact of the expansion of the sales force that occurred in the second half of 2006, combined with continuing investments in infrastructure to support Endo’s long-term growth including the addition of approximately 100 sales representatives during the second half of 2007, the pre-launch expenses for Frova® (MM) and the continued launch expenses of Opana® ER and Opana®. Selling, general and administrative expenses for the year ended December 31, 2006 includes compensation expense and the related employer payroll taxes of approximately $41.3 million related to the one-time bonuses Endo Pharma LLC, a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest, paid to certain of our executives.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2007 increased by 60% to $138.3 million from $86.6 million in the comparable 2006 period. Research and development expense growth reflects the Company’s ongoing commitment to clinical research as well as the impact of the Company’s external collaborations. Primarily as a result of the Company’s licensing arrangements with Alexza and an undisclosed third party collaboration partner, upfront and milestone payments expensed during 2007 increased to $34.9 million from $10.7 million in 2006. The remaining increase in research and development expense resulted from the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006.

In December 2007, we reported positive results from the previously announced, planned interim statistical analysis of a Phase III, placebo-controlled, double-blind trial of our development product, EN3267, also known as RapinylTM. The data from the analysis of 61 patients demonstrated that RapinylTM met its primary endpoint, the Sum of Pain Intensity Difference from baseline to 30 minutes (SPID 0-30), and the results were highly statistically significant (p=0.0004). In addition, all the secondary endpoints were met. Statistically significant separation from placebo on mean pain intensity difference was seen as early as 10 minutes. On the basis of these results and in accordance with the predetermined criteria of the interim analysis, Endo terminated enrollment in the double-blind crossover portion of this clinical study. Enrollment in the safety portion of this trial and a second Phase III safety trial is continuing in order to meet the requirements for safety data to be included in a future New Drug Application filing.

RapinylTM is an oral, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Breakthrough pain is defined as a transient increase in pain intensity above the background pain level and is characterized by rapid onset and severe intensity. It is generally self limiting and has an average duration of 30 minutes. Breakthrough pain can be defined by several types including incidental (predictable), idiopathic or spontaneous (not predictable), and end-of-dose failure.

The incidence of breakthrough pain varies widely, yet it is estimated that between one-half and one-third of chronic cancer pain patients experience breakthrough pain (approximately 800,000 patients). Breakthrough pain is often under-diagnosed and under-treated due to concerns among health care professionals, patients and managed care organizations about overmedicating. Nevertheless, in ongoing market research, healthcare providers and patients react positively to the product profile of EN3267. The sublingual technology is appealing with no need for massaging and placement under the tongue seen as favorable.

Endo licensed the exclusive rights to develop and market RapinylTM in North America from Orexo AB. Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through December 31, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through December 31, 2007, $5.2 million has been recorded during each of the years ended December 31, 2007 and 2006. The agreement also provides for royalties upon commercial sales and may include sales milestones, if defined sales thresholds are achieved.

In November 2007, we announced that EN3269, our topical ketoprofen patch, being developed for the localized treatment of acute pain associated with soft-tissue injuries, achieved positive results for a four-week, double-blind, placebo-controlled efficacy trial evaluating this once-daily analgesic patch in 309 patients with osteoarthritis flare of the knee. This trial represented the first part of a three-month safety study of the product (the final two months of the study were an open-label extension). The double-blind, placebo-controlled portion of the study met its predetermined primary objective: statistically significant difference from placebo at day 14 in the WOMAC pain sub-scale (p=0.014). Significant treatment differences were observed at all measurement points in this parameter during the double-blind phase. Secondary outcomes, including physician global assessment of study medication and KOOS sub-scales (pain, symptoms and function), also demonstrated statistically significant differences from placebo. Pain relief was sustained throughout the open-label phase. As Endo previously disclosed, two earlier Phase III double-blind, placebo-controlled clinical trials in patients with ankle sprains and strains and in patients with tendonitis or bursitis of the shoulder, elbow or knee did not meet their primary endpoints. As a result, in July 2007, the Company withdrew its guidance pertaining to the anticipated first-half 2008 filing date of its New Drug Application (NDA) for the topical ketoprofen patch. We are analyzing the results of these two failed Phase III clinical trials and the positive results from the four-week, double-blind, placebo-controlled efficacy trial. The third Phase III study of the original Phase III program, which evaluated the ketoprofen patch in the treatment of pain associated with tendonitis or bursitis of the shoulder, elbow or knee, has been recently concluded and analysis of its findings will be initiated shortly. Additionally, an open-label, Phase III long-term (three months) study evaluating the safety of the ketoprofen patch in patients with osteoarthritis flare in the knee has completed enrollment. Following a full analysis of the aforementioned studies, we plan to initiate a new Phase III program.

Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The anticipated benefits of EN3269 include low systemic exposure to minimize gastrointestinal and cardiovascular side effects of ketoprofen, local targeted pain control and convenience of once-daily dosing. The soft-tissue injury (STI) market, comprising sprains and strains, bursitis and tendonitis and back pain (only related to an STI), is large with approximately 55 million injuries and 70 million visits to physicians per year. Contrary to popular belief these injuries most often result from daily activities, and are not sports related. The shoulder and back are the most common sites of injury, but half of sufferers report smaller sites such as the ankle, elbow and knee and wrist.

Endo licensed the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch from ProEthic Pharmaceuticals, Inc. Under the terms of the agreement, in 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005. We made a $5 million milestone payment upon the achievement of a regulatory milestone that was expensed as research and development during the year ended December 31, 2006. We could be required to make additional payments of approximately $8 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch.

In December 2007, we initiated the first of two Phase III clinical studies for EN3285, a topical oral rinse for the prevention or delay of oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. The anticipated benefits of EN3285 are ease of use for patients and no systemic side-effects. OM is the most common and clinically significant toxicity of chemo/radiation therapy for head and neck cancer patients, but is also seen at a high incidence with treatments associated with hematologic, breast, colorectal, prostate and lung cancers. Clinical consequences of OM include pain, inability to eat, dehydration, the need for parenteral nutrition, infection and interruption of cancer treatment. Despite the availability of a wide range of agents used to try to manage OM, there is little evidence of their efficacy. As a result there is a major unmet need in this category of supportive care in cancer. Approximately 400,000 people each year suffer from OM, with the number possibly increasing as more aggressive cancer therapies becoming part of normal treatment protocols.

OM is still under-recognized and under-treated, even after diagnosis. This is most likely due to the inadequacies of current treatments and the lack of evidence-based guidelines. Among those patients who receive treatment for their OM, fewer than 50% experience any relief. As a result, there is a high unmet need for new treatments for OM—a major market opportunity for EN3285.

EN3285 was acquired as part of the acquisition of RxKinetix in October 2006. In addition to the acquisition date purchase price of $20.5 million, additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones, of which $15.0 million is due upon the first dosage being administered to a patient in a clinical phase III trial. The $15.0 million payment, if and when it becomes due, will be applied against the “estimated amount due seller” recorded as of the acquisition date, which represented the excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date. Contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Of the purchase price, approximately $26.0 million was allocated to tangible and intangible assets to be used in research and development activities and those assets were written-off to purchased in-process research and development, as of the 2006 acquisition date

During 2007, we initiated a Phase IIa clinical trial in patients with moderate-to-severe chronic pain for our transdermal sufentanil patch (EN3270). EN3270 has the potential to be the first 7-day patch for moderate-to-severe chronic pain with a profile that consistently delivers pain relief while minimizing adverse events. Its expected advantages in the market will be the consistency of delivery and the small size of the patch that provides powerful long-lasting analgesia. The chronic pain market is very large with 50-75 million patients suffering from serious pain. Pain is often under diagnosed and under treated. Patients will self-treat with over-the-counter (OTC) medications, or may not continue to seek help when they have failed treatment.

Endo licensed the U.S. and Canadian rights to develop and commercialize the sufentanil-containing transdermal patch from DURECT. We have assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee, which was expensed as research and development, and are subject to potential additional payment requirements of up to approximately $35 million upon achievement of predetermined regulatory and commercial milestones. We will also pay royalties to DURECT on net sales of the sufentanil transdermal patch.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is the combination of Alexza’s proprietary Staccato® system with fentanyl, a drug belonging to the class of compounds known as opioid analgesics. EN3294 is a hand-held, electrically heated, multiple-dose inhaler designed to generate and deliver excipient-free fentanyl aerosol for deep lung delivery. The current product candidate consists of a disposable dose cartridge containing 25 doses each of 25 mcg fentanyl, which is inserted into a reusable controller. Development of additional dosage strengths and quantities is anticipated. The controller consists of software and hardware designed to allow safe, patient-controlled delivery of the drug. Since the Staccato® system can be designed to incorporate a variety of lockout and dosing features, Alexza believes that EN3294 may reduce the potential for abuse and diversion, and facilitate patient-dose titration to the minimum effective drug dose in a simple, convenient and easy-to-use delivery system. EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million which was expensed as research and development during the year ended December 31, 2007, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo will assume responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. In the first quarter of 2008, a $2 million milestone payment became payable and additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

Impairment of Other Intangible Assets. During the year ended December 31, 2007, as a result of the continued lack of commercial success of Synera™, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. During the year ended December 31, 2006, due to the delay in the anticipated commercial success of DepoDur® and Synera™, we evaluated our SkyePharma and ZARS intangible assets for impairment and determined that an impairment did exist for each intangible asset. We recorded impairment losses of approximately $31.3 million during the year ended December 31, 2006 with respect to these intangible assets.

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2007 increased by 55% to $36.0 million from $23.2 million in the comparable 2006 period. This change is due to the increased interest income earned as a result of a higher average cash balance throughout 2007 compared to 2006 and as a result of holding investments in marketable securities which have had a higher rate of return as compared to our other investment vehicles utilized in 2006. During the second quarter of 2007, the Company began investing in marketable securities.

Income Tax

Income tax expense for the year ended December 31, 2007 increased by 31% to $125.8 million from $95.9 million in the comparable 2006 period. The increase in income tax expense is primarily a result of the increase in income before income tax for the year ended December 31, 2007 compared to the comparable period in 2006. The impact of the increase in income before income tax is partially offset by a reduction in our effective tax rate. Our effective tax rate for the year ended December 31, 2007 decreased to 35.6% from 41.0% in the comparable period of 2006. The decrease in the effective income tax rate is primarily a result of the non-deductible charge for purchased in-process research and development in 2006 related to our acquisition of RxKinetix, certain non-deductible executive compensation charges in 2006 and higher tax-free interest income earned in 2007 as a result of a higher average cash and marketable securities balances throughout 2007 compared to 2006.

2008 Outlook.

We estimate our 2008 net sales to between $1.225 billion and $1.250 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm® and Opana® ER and Opana®. Cost of goods sold as a percent of net sales and gross margins are expected to remain consistent with 2007. Although higher-margin branded products should continue to represent a higher proportion of total revenue, this favorability is expected to be offset by increased costs as we continue to expand our contracting with managed care organizations and begin paying royalties on a portion of the 2008 net sales of Opana® ER. Selling, general and administrative expenses are expected to increase as we continue to provide promotional support behind our key on-market products, including the full-year impact of the expansion of the sales force that occurred in 2007 combined with incremental investments in infrastructure to support our long-term growth. R&D expenses are expected to increase as we invest in clinical development programs in support of our mid-to-late stage development products

Of course, there can be no assurance of that the Company will achieve these results.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Sales.

Net sales for the year ended December 31, 2006 increased 11% to $909.7 million from $820.2 million in the comparable 2005 period. This increase in net sales was primarily due to increased sales of

Lidoderm®, as well as initial sales of Opana® and Opana® ER , which were launched in the second half of 2006. In addition, we benefited from a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the relevant rebate accruals. Net sales of generic products in 2006 were unfavorable compared to 2005, primarily due to the expiration on December 5, 2005 of our marketing exclusivity period for our oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, bioequivalent versions of Purdue’s OxyContin®.

The following table displays our net sales by product category and as a percentage of total net sales for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Year Ended December 31
	2006		2005
	$	%	$	%
Lidoderm®	566,785	62	419,418	51
Percocet®	102,707	11	110,700	13
Opana® ER and Opana®	6,845	1	—	—
Frova®	40,564	5	38,096	5
Other brands	14,027	1	15,029	2

Total brands	730,928	80	583,243	71
Generic oxycodone extended-release tablets	57,075	6	113,969	14
Other generics	121,656	14	122,952	15

Total generics	178,731	20	236,921	29

Total net sales	909,659	100	820,164	100

Lidoderm®. Net sales of Lidoderm® for the year ended December 31, 2006 increased by $147.4 million or 35%, to $566.8 million from $419.4 million in comparable 2006 period. The increase is primarily attributable to continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with incremental promotional support generated by the expansion of our sales force in 2006. In addition, Lidoderm® benefited from a shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, which resulted in a net decrease in the relevant rebate accruals.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the twelve moths ended December 31, 2006 were $6.8 million. Opana® ER and Opana® were launched during the second half of 2006. As of December 31, 2006, we recorded $13.8 million of deferred revenue related to commercial shipments made to customers during 2006. The $13.8 million of deferred revenue was recognized in 2007.

Generics. Net sales of our generic products for the year December 31, 2006 decreased by $58.2 million or 25%, to $178.7 million from $236.9 million in the comparable 2006 period. Sales of our generic oxycodone extended-release tablets decreased to $57.1 million from $114.0 million in the comparable 2005 period. After the expiration of our marketing exclusivity period on December 5, 2005, several competitors launched bioequivalent versions of the 10mg, 20mg and 40mg strengths of OxyContin®. The entrance of these competitors reduced our market share for bioequivalent versions of OxyContin®. In addition, in August 2006, we reached an agreement with The Purdue Frederick Company and related companies (Purdue) to settle long-running litigation claiming that our oxycodone extended-release tablets, 10mg, 20mg, 40mg, and 80mg, bioequivalent versions of Purdue’s OxyContin®, infringe Purdue’s patents. Pursuant to the settlement, we discontinued selling our oxycodone extended-release products effective December 31, 2006. Net sales of our other generic products decreased to $121.7 million from $123.0 million in the comparable 2005 period. Continued generic competition has decreased both our market share as well as the price of these other generic products.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005	% Change
	(in thousands)
Cost of sales	$208,889	$192,296	9%
Selling, general and administrative	346,303	217,267	59%
Research and development	86,629	91,837	(6)%
Impairment of other intangible assets	31,263	5,515	467%
Purchased in-process research and development	26,046	—	N/A

Total costs and expenses	$699,130	$506,915	38%

Costs of Sales and Gross Margin. Costs of sales for the year ended December 31, 2006 increased by $16.6 million or 9%, to $208.9 million from $192.3 million in the comparable 2006 period. Cost of sales as a percent of revenue was 23% for the year ended December 31, 2006 and 2005. Amortization expense included in cost of sales for our intangible assets related to commercial products for the years ended December 31, 2006 and 2005 was $7.5 and $5.9 million, respectively. Gross profit margins for the year ended December 31, 2006 and 2005 were 77%. Gross margins remained flat despite a more favorable branded versus generic product mix in 2006 compared to 2005, as well as additional benefits realized from the shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, as noted above. Offsetting this favorability was the impact of the December 2005 expiration of our marketing exclusivity on our generic oxycodone extended-release tablets, and higher amortization expense included in cost of sales in 2006 compared to 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased by $129.0 million or 59% to $346.3 million from $217.3 million in the comparable 2005 period. The year-over-year increase is due to stock and cash compensation expense and the related employer payroll taxes of approximately $41.3 million, which was funded entirely by Endo Pharma LLC, a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. This stock and cash compensation related to the one-time stock and cash bonuses Endo Pharma LLC awarded to certain of our current and former executives (see the disclosures under Note 15. Related Party Transactions, included the consolidated financial statements in Part IV, Item 15 of this Report for further information), as well as the recording of stock-based compensation expense of approximately $10.9 million as a result of the adoption of SFAS 123(R) on January 1, 2006. In addition, we escalated our sales and promotional efforts in 2006 over the comparable 2005 period due to our continued investment in our commercial business and our infrastructure to support our products and pipeline, including the addition of approximately 220 sales representatives during the second half of 2006 and the pre-launch and launch expenses for Opana® ER and Opana®.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2006 decreased by $5.2 million or 6% to $86.6 million from $91.8 million in the comparable 2005 period. This decrease is primarily attributable to the year-over-year difference in up-front license fees and milestone payments expensed during 2006 compared to 2005. During the year ended December 31, 2005, we expensed $20 million related to the up-front license fees for the topical ketoprofen patch and the transdermal sufentanil patch as well as $7.3 million in milestone payments related to Rapinyl™. In comparison, during the year ended December 31, 2006, we expensed milestone payments of $10.2 million related to the transdermal sufentanil patch and RapinylTM. In addition, we incurred increased expenditures in 2006 related to the continuing clinical development of RapinylTM, our topical ketoprofen patch and our transdermal sufentanil patch.

Impairment of Other Intangible Assets. During the year ended December 31, 2006, due to the delay in the anticipated commercial success of DepoDur® and Synera™, we evaluated our SkyePharma and ZARS intangible assets for impairment and determined that an impairment did exist for each intangible asset. We recorded impairment losses of approximately $31.3 million during the year ended December 31, 2006 with respect to these intangible assets. For the year ended December 31, 2005, the impairment of other intangible assets of $5.5 million is due to the FDA’s decision not to approve Noven’s ANDA for its developmental transdermal fentanyl patch and represents the unamortized portion of the upfront license fee that we paid Noven in February 2004.

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

Interest and Other Income, Net. Interest and other income, net for the year ended December 31, 2006 was $23.2 million compared to $11.0 million in the comparable 2005 period. This increase is primarily due to increased interest income earned as a result of higher average cash balances during 2006.

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

The following table summarizes our statement of cash flows and working capital (dollars in thousands):

	2007	2006	2005
Net cash flow provided by (used in):
Operating activities	$365,742	$345,334	$284,644
Investing activities	(614,528)	(66,449)	(26,684)
Financing activities	(28,974)	(151,756)	(35,038)

Net increase in cash and cash equivalents	$(277,760)	127,129	222,922
Cash and cash equivalents, beginning of period	628,085	500,956	278,034

Cash and cash equivalents, end of period	$350,325	$628,085	$500,956
Working capital	$668,489	$697,915	$483,872
Current ratio	2.7:1	3.1:1	1.9:1
Days sales outstanding	45	55	50

At December 31, 2007, $467.9 million of our current and long-term marketable securities portfolio is invested in AA and AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a

“Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

Given the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $262.7 million of original par value of our auction-rate securities have failed rendering these securities temporarily illiquid through the normal auction process. $223.4 million of the $262.7 million of securities that failed at auction, were held as of December 31, 2007. At the time of our initial investment and through the date of this Report, all of our auction-rate securities in which we invest remain AA and AAA rated. Of the $223.4 million of securities held at December 31, 2007 that have failed at auction in February 2008, $13.0 million have since been sold outside of the normal auction process for amounts equal to our original purchase value. In addition, during 2008, we successfully liquidated into cash equivalents, $194.5 million of the $467.9 million of auction-rate securities held at December 31, 2007. The $194.5 million equaled our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monoline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA) or AMBAC. The municipal bonds are insured by AMBAC, MBIA, CIFG Assurance North America Inc. (CIFG), or Financial Security Assurance Inc. (FSA). As of February 25, 2008, AMBAC was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch Ratings and MBIA, CIFG, and FSA were rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $673.6 million at December 31, 2007, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss.

During the year ended December 31, 2007 cash and cash equivalents decreased by $277.8 million, primarily as a result of our investment in marketable securities offset by the cash generated by our operating activities. As of December 31, 2007, our combined cash and cash equivalents and current marketable securities balance has reached a total of $663.7 million. These funds, in addition to our cash generated from future operations are expected to be sufficient to meet our normal operating, investing and financing requirements in the foreseeable future, including the funding of our pipeline research and development projects in the event that our collaboration partners are unable or unwilling to fund their portion of any particular project. We may use a portion of our cash and cash equivalents and marketable securities for possible acquisitions and licensing opportunities.

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $365.7 million for the year ended December 31, 2007, a 6% increase from the comparable 2006 period. Significant components of our operating cash flows for the year ended December 31, 2007 and 2006 are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Cash Flow Data-Operating Activities:
Net income	$227,440	$137,839
Depreciation and amortization	17,405	17,498
Purchased in-process research and development	—	26,046
Stock-based compensation	13,928	32,279
Impairment of long-lived assets	3,164	31,263
Selling, general and administrative expenses to be funded by Endo Pharma LLC	—	21,423
Interest earned on available-for-sale securities	(3,503)	—
Deferred income taxes	(1,624)	9,352
Changes in assets and liabilities which provided cash:	110,541	69,581
Other, net	(1,609)	53

Net cash provided by operating activities	$365,742	$345,334

Significant changes in operating cash flow line items include an $89.6 million increase in net income and a $41.0 million increase in the operating cash flow impact of the changes in operating assets and liabilities, offset by changes in other items reconciling net income to cash provided by operating activities, including a $41.3 million decrease in the operating cash flow impact related to selling, general and administrative expenses funded by Endo Pharma LLC, a $26.0 million decrease related to the purchased in-process research and development expense as a result of the acquisition of RxKinetix Inc. in October 2006 and a $28.1 million decrease related to the decline in asset impairment charges in 2007 compared to 2006. The increase in the cash flow impact of the changes in operating assets and liabilities is primarily attributable to the following items: (1) an $18.8 million increase in the cash flow impact of accounts receivable as a result of increased cash collection in 2007 and the overall reduction in days sales outstanding, from 55 days in 2006 to 45 days in 2007, discussed in more detail under the Working Capital section below; (2) a $57.7 million increase in the cash flow impact of accrued expenses primarily due to the decrease in revenue reserves from December 31, 2005 to December 31, 2006 related to sales volumes of our generic oxycodone extended-release tablets. Our generic oxycodone extended-release tablets were launched in June 2005 with a 180-day market exclusivity period. Immediately following the expiration of our market exclusivity period, other generic competitors entered the marketplace causing a sharp decline in sales of our generic oxycodone extended-release tablets which resulted in a corresponding decline in the level of required revenue reserves; (3) a $71.4 million decrease in the cash flow impact related to income taxes, due to the receipt of an income tax refund in 2006 as a result of the significant tax deductions generated in 2005 from the exercises of 22.2 million Endo Pharma LLC stock options; and (4) a $21.7 million increase in the cash flow impact of accounts payable largely due to the timing of our payments and growth of our business.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $614.5 million for the year ended December 31, 2007 from $66.4 million for the year ended December 31, 2006. During the year ended December 31, 2007, purchases of marketable securities classified as available-for-sale, totaled $806.4 million, and sales of marketable securities classified as available-for-sale totaled $214.9 million. Also, during the year ended December 31, 2007, the Company paid $20.0 million for capital expenditures, primarily related to an increased investment in our information technology (IT) infrastructure. We also invested an additional $5.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P.( the “Fund”), bringing our total cash investment to $8.0 million as of December 31, 2007. In addition, during 2007, we received $2.2 million from the Fund, $2.1 million of which accounted for as a return of capital. During the year ended December 31, 2006, the Company paid $13.2 million for capital expenditures and $32.9 million for the purchase of a license right and $20.4 million for the acquisition of RxKinetix Inc.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $29.0 million for the year ended December 31, 2007 from $151.8 million for the year ended December 31, 2006. The decrease is primarily due to a $38.5 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2007 compared to a $195.8 million payment in 2006 partially offset by a $35.1 million decrease in the cash flow impact related to the excess tax benefits of stock options exercised in 2007 compared to 2006.

Working Capital. Working capital decreased to $668.5 million as of December 31, 2007 from $697.9 million as of December 31, 2006. The components of our working capital as of December 31, 2007 and December 31, 2006 are below (dollars in thousands):

	December 31, 2007	December 31, 2006
Total current assets	$1,065,447	$1,036,014
Less: Total current liabilities	396,958	338,099

Working capital	$668,489	$697,915

The primary drivers for the decrease in working capital were the purchases of property and equipment of $20 million in 2007 and the investment of $273 million in long-term marketable securities partially offset by the positive impact of cash flow from operations on working capital.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of December 31, 2007, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of December 31, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of December 31, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through December 31, 2007. As of December 31, 2007, our net liability due to Endo Pharma LLC is approximately $0.7 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of December 31, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

Executive Compensation. In March 2006, Endo Pharma LLC advised our Board of Directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer through March 1, 2008, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the year ended December 31, 2006. These payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. In addition, only a portion of these bonus payments will be deductible for federal and state income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the tax sharing agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

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

Related Party Matters. Robert Ammon, the brother of our former Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since our founding as a private company in 1997. Mr. Ammon’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $254,000. Marisa O’Donnell, the daughter of our President and Chief Executive Officer, whose resignation is effective March 1, 2008, is employed by us as a sales representative and has been since 2006. Ms. O’Donnell’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $100,000. Both Mr. Ammon’s and Ms. O’Donnell’s total 2007 compensation is commensurate with other Endo employees that have the same or similar job responsibilities.

Acquisitions, License and Collaboration Agreements

Commercial Products

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During 2007, 2006 and 2005, we recorded $78.2 million, $62.8 million and $46.4 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. At December 31, 2007 and 2006, $23.1 million and $19.2 million, respectively, is recorded as royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only that opioid analgesic product currently under development by the parties, namely, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which oxymorphone ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). We have capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the note and its present value at inception (See Note 8) as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset over its estimated useful life of 15 years. Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. See Note 8 for a discussion of the impact of this development on our note receivable with Vernalis. In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007 We began paying royalties to Vernalis based on the net sales of Frova®. During the year ended December 31, 2007, we expensed royalties payable to Vernalis in the amount of approximately $7.9 million. We have withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment No. 3) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. In February 2008, Vernalis and Endo entered into Amendment No. 4 (Amendment No. 4) to the License Agreement dated July 14, 2004. In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4, sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales threshold is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold.

On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, is related to the above described license agreement under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States and exercised its co-promotion option effective January 2006. Concurrent with the execution of Amendment No. 4 to the License Agreement, Vernalis notified the Company that it has ceased co-promotion of Frova® in the United States and the co-promotion agreement was terminated.

Also in February 2008, we entered into a agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the termination agreement, payment of our outstanding note receivable will be satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to Amendment No. 4 described above.

Novopharm Limited

In July 2007, Novopharm Limited (“Novopharm”) and Endo entered into a License Agreement (the “Novopharm Agreement”) whereby Endo granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm has paid to the Company an upfront and milestone payments of approximately $0.5 million and has agreed to make additional milestone payments totaling $0.4 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days, prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

ZARS Pharma

On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch (“ZARS Agreement”). SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. We may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006 we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. In February 2008, ZARS and Endo entered into an amendment to the ZARS Agreement which granted Endo the right, through July 31, 2008, to pursue assignment of the ZARS Agreement and the right to terminate the ZARS Agreement on or after May 1, 2008, upon three months prior written notice.

SkyePharma, Inc.

In December 2002, we entered into a Development and Marketing Strategic Alliance Agreement with SkyePharma, Inc. and SkyePharma Canada, Inc. relating to two of SkyePharma’s patented development products, DepoDur® and Propofol IDD-D™ (collectively, the “Skye Products”). Under the terms of the Agreement, Endo received an exclusive license to the U.S. and Canadian marketing and distribution rights for the Skye Products, with options for certain other development products. In return, Endo made a $25 million upfront payment to SkyePharma, which we capitalized as an intangible asset representing the fair value of the exclusive license of the distribution and marketing rights for DepoDur®, with no value being assigned to Propofol IDD-D™ or any other SkyePharma products. We were amortizing this intangible asset over its estimated useful life of 17 years. During the year ended December 31, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable was recorded as a reduction to our recorded intangible asset and the remaining intangible asset began to be amortized over its remaining useful life of 15 years. We collected this receivable in January 2006. Under this agreement, we also obtained options on other SkyePharma development products, including DepoBupivicaine™, a long-acting, sustained release formulation of the local anesthetic bupivacaine. We had the option to obtain commercialization rights for this product when SkyePharma successfully completed its Phase II trials; however, in February 2006 we relinquished our rights to DepoBupivicaine™. During the first quarter of 2006, SkyePharma and the Company decided to discontinue their development and commercialization of the Propofol IDD-D™ product candidate due to development challenges encountered in attempting to achieve the targeted product profile. In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo provided a number of services and undertook certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and supported and/or undertook the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S. All such transition services and activities were completed by March 31, 2007. During the year ended December 31, 2006, as a result of the continued lack of commercial success of DepoDur®, we recorded an impairment charge of $14.8 million related to the remaining unamortized portion of our SkyePharma intangible asset.

Products in development

RxKinetix, Inc.

On October 12, 2006, the Company acquired all of the outstanding common stock of privately held RxKinetix, Inc. RxKinetix specializes in developing new therapeutics focused on improving the quality of life for patients being treated for cancer. RxKinetix’s most advanced product, now named EN3285, was, as of the acquisition date, in clinical Phase II for the prevention of oral mucositis, a painful, debilitating and often dose-limiting side effect that afflicts many patients being treated for cancer with radiation and/or chemotherapy. During the course of high-dose cancer therapy and bone marrow transplantation, patients often develop painful and debilitating oral inflammation, or mucositis, in the mouth. The resulting weight loss, dehydration and, in some cases, infection often lead to dose-limitation of chemotherapy and radiation therapy, and contribute considerably to cancer and transplant-related morbidity and mortality. Further, these side effects add to related medical costs by prolonging hospital stays, increasing antibiotic, fluid, and analgesic use, and requiring patients to receive parenteral nutritional support. Of the estimated 800,000 patients treated for cancer in the United States, as many as 400,000 may develop the debilitating complications of oral mucositis as a result of their treatment. As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, EN3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets.

RxKinetix also had other products in early-stage development based on the ProGelz® technology. RxKinetix’s research and development activities have been transferred in their entirety from our Boulder, Colorado facility. As a result, our Boulder, Colorado location will be closed during the first quarter of 2008.

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. The anticipated benefits of EN3285 are ease of use for patients and no systemic side-effects.

RxKinetix was a development stage company and therefore was accounted for as an asset acquisition. The results of operations for RxKinetix have been included in our consolidated financial statements beginning on the acquisition date.

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our purchase allocation is complete. At December 31, 2007, the Company has recorded, as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is due upon the first dosage being administered to a patient in a clinical phase III trial. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

Orexo AB

In August 2004, we entered into an agreement granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration and are amortizing over its estimated useful life of 20 years. Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through December 31, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through December 31, 2007, $5.2 million has been recorded during each of the years ended December 31, 2007 and 2006. The agreement also provides for royalties based upon commercial sales and may include sales milestones if defined sales thresholds are achieved. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the expiration of any market exclusivity right. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

ProEthic Pharmaceuticals, Inc.

In March 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries. Under the terms of the agreement, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005. We made a $5 million milestone payment upon the achievement of a regulatory milestone that was expensed as research and development during the year ended December 31, 2006. We could be required to make additional payments of approximately $8 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no more than ninety days’ written notice.

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Prior to the present amendment, in addition to other specified termination rights provided to both parties, the DURECT CHRONOGESICTM License Agreement provided Endo with a right to terminate the DURECT CHRONOGESICTM License Agreement starting March 31, 2007 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESICTM product candidate on or before March 31, 2007, provided that Endo provided DURECT written notice of such termination prior to April 30, 2007. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESIC TM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ License Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT CHRONOGESIC™ License Agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

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

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentomyl for the treatment of breakthrough pain.

EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million that was expensed as research and development during the year ended December 31, 2007, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo will assume responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. In the first quarter 2008, a $2 million milestone payment became payable and additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. Potential payments pursuant to these contracts could total up to approximately $4 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. During the year ended December 31, 2007 amounts expensed to research and development under these agreements was approximately $1.4 million.

We have also licensed from universities and other companies rights to certain technologies or intellectual property generally in the field of pain management. We are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require us to pay royalties on sales of the products arising from these agreements. These agreements generally permit Endo to terminate the agreement with no significant continuing obligation.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2007 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$23,580	$7,357	$6,371	$3,457	$1,999	$1,477	$2,919
Capital Lease Obligations	1,182	983	120	79	—	—	—
Minimum Purchase Commitments to Novartis	62,000	20,000	21,000	21,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	685	685	—	—	—	—	—
Minimum Royalty Obligation Due to Hind	2,000	500	500	500	500	—	—
Minimum Purchase Commitments to Teikoku(1)	160,000	32,000	32,000	32,000	32,000	32,000	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Milestone Payment(3)	15,000	15,000	—	—	—	—	—
Other Commitments(4)	1,333	1,333	—	—	—	—	—

Total	$267,780	$79,858	$59,991	$57,036	$34,499	$33,477	$2,919

(1)

On April 24, 2007, our wholly owned subsidiary Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo has agreed to purchase a minim number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement. Teikoku has agreed to fix the supply price of Lidoderm® for a specified period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. During the year ended December 31, 2007, we invested an additional $5.3 million in this partnership, bringing our cumulative cash investment to $8.0 million as of December 31, 2007 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.
(3)	This amount represents the contingent milestone payment due to the former owners of RxKinetix upon the first dosage being administered to a patient in a clinical phase III trial of EN3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. We initiated the first of two Phase III clinical trials in December 2007.
(4)	In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, Pennsylvania, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the first half of 2008.

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

As more fully described in Note 10 to the Condensed Consolidated Financial Statements, on January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of December 31, 2007, our non-current liability for unrecognized tax benefits amounted to $14.8 million. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Litigation. As discussed in Note 11. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part IV, Item 15 of this Report, we are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. Although we do not currently posses sufficient information to reasonably estimate the amounts of liabilities, if any, to be recorded upon future completion of litigation or investigations, and neither the timing nor the amount of the ultimate costs associated with such litigation or investigations can be determined, they could be material to our consolidated results of operations, financial condition or operating cash flows in the periods recognized or paid.

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at December 31, 2007.

Department of Health and Human Services Subpoena

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

Pricing Litigation

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

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., the Company’s marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. The Company and Penwest note that they intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of their intellectual property rights and approved labeling.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative effect of a change in accounting principle. See Note 10 to the Condensed Consolidated Financial Statements for further discussion. In May, 2007 the FASB issued FASB Staff Position FIN 48-1 (“FSP FIN 48-1”) which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1 settlement has effectively occurred if the taxing authority has completed all of its required or expected examination procedures, the enterprise does not intend to appeal or litigate any aspect of the tax position, and it is considered remote that the taxing authority would reexamine the tax position. This FSP was effective upon the initial adoption of FIN 48 on January 1, 2007. Upon adoption, the Company applied FIN 48 in a manner consistent with the provisions of FSP FIN 48 and therefore retrospective application was not required.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our money market funds and current and long-term marketable debt securities portfolio. Our current and long-term marketable debt securities classified as “available for sale” consist principally of auction rate securities and variable rate demand obligations. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. With the exception of a municipal bond holding, all debt securities in our portfolio mature in less than three months, or are subject to an interest-rate reset date that occurs within that time period. The carrying value of these debt securities approximates their market value at December 31, 2007 and their value at maturity. Generally, our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates. We attempt to mitigate default risk by maintaining our portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository.

As of December 31, 2007 and December 31, 2006, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At December 31, 2007, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $9.9 million included in long-term marketable securities. The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at December 31, 2007, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $2.5 million, $3.9 million and $4.9 million, respectively.

Given the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $262.7 million of original par value of our auction-rate securities have failed rendering these securities temporarily illiquid through the normal auction process. $223.4 million of the $262.7 million of securities that failed at auction, were held as of December 31, 2007. At the time of our initial investment and through the date of this Report, all of our auction-rate securities in which we invest remain AA and AAA rated. Of the $223.4 million of securities held at December 31, 2007 that have failed at auction in February 2008, $13.0 million have since been sold outside of the normal auction process for amounts equal to our original purchase value. In addition, during 2008, we successfully liquidated into cash equivalents, $194.5 million of the $467.9 million of auction-rate securities held at December 31, 2007. The $194.5 million equaled our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monoline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA) or AMBAC. The municipal bonds are insured by AMBAC, MBIA, CIFG Assurance North America Inc. (CIFG), or Financial Security Assurance Inc. (FSA). As of February 25, 2008, AMBAC was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch Ratings and MBIA, CIFG, and FSA were rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $673.6 million at December 31, 2007, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss.

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

Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Chief Financial Officer has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed with the SEC under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is included on page F-2.

Item 9B.	Other Information

On February 19, 2008, we amended our license agreement with Vernalis dated July 14, 2004 (Amendment No. 4). In addition to amending certain specific terms and conditions of the Vernalis License Agreement, Amendment No. 4, sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. Under an existing co-promotion agreement between us and Vernalis dated July 2005, as amended on December 22, 2005, Vernalis had retained rights to co-promote Frova® in the United States and exercised its co-promotion option effective January 2006. Concurrent with the execution of Amendment No. 4 to the License Agreement, the co-promotion agreement was terminated. Also in February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the loan termination agreement, payment of our outstanding note receivable was satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to the amended license agreement as described above. For further information see the respective agreements filed hereto as Exhibits 10.48.5, 10.48.6 and 10.49.1 in Part IV, Item 15 of this Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2008 Annual Meeting of Stockholders (our “2008 Proxy Statement”).

Executive Officers

For information concerning Endo’s executive officers, see “Item 1. Business — Executive Officers of the Registrant” and our 2008 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2008 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2008 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2008 Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2007 under which equity securities of Endo may be issued to employees and directors. Although the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans provide that stock options may be granted thereunder to non-employee consultants, Endo has never granted any such options to any such consultants.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Pharma LLC Amended and Restated 1997 Employee Stock Option Plan	—	—	—
Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan	1,680,114	17.44	47,319
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	2,655,938	28.54	1,223,688
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	—	—	7,000,000
Equity compensation plans not approved by security holders
Not Applicable

The other information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for 2007 and 2006 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2008 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at end of period
Allowance For Doubtful Accounts:
Year Ended December 31, 2005	$1,447	$28	$—	$1,475

Year Ended December 31, 2006	$1,475	$—	$—	$1,475

Year Ended December 31, 2007	$1,475	$—	$(10)	$1,465

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

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	/s/ Nancy J. Wysenski	Chief Operating Officer	February 26, 2008
	Nancy J. Wysenski	(Principal Executive Officer)

	/s/ Charles A. Rowland, Jr.	Executive Vice President, Chief Financial	February 26, 2008
	Charles A. Rowland, Jr.	Officer and Treasurer (Principal Financial
Officer)

	*	Chairman and Director	February 26, 2008
Roger H. Kimmel

	*	Director	February 26, 2008
John J. Delucca

	*	Director	February 26, 2008
Michel de Rosen

	*	Director	February 26, 2008
Michael Hyatt

	*	Director	February 26, 2008
Clive A. Meanwell, M.D., Ph.D.

	*	Director	February 26, 2008
George F. Horner, III

*By:	/s/ Caroline B. Manogue	Attorney-in-fact, pursuant to a Power of	February 26, 2008
	Caroline B. Manogue	Attorney filed with this Report as Exhibit 24

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

Endo Pharmaceuticals Holdings Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Endo Pharmaceuticals Holdings Inc.’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This report appears on page F-4.

/S/ Nancy J. Wysenski
Nancy J. Wysenski
Chief Operating Officer (Principal Executive Officer)

/S/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Endo Pharmaceuticals Holdings Inc and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, and Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the internal control over financial reporting of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes in 2007, and the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment in 2006.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 26, 2008

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350,325	$628,085
Marketable securities	313,386	—
Accounts receivable, net of allowance of $1,465 and $1,475 at December 31, 2007 and 2006	249,784	279,159
Inventories	69,228	62,129
Prepaid expenses and other current assets	26,539	11,663
Deferred income taxes	56,185	54,978

Total current assets	1,065,447	1,036,014

MARKETABLE SECURITIES	283,339	6,810
PROPERTY AND EQUIPMENT, Net	44,920	36,565
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	70,949	78,046
NOTE RECEIVABLE	45,971	52,872
DEFERRED INCOME TAXES	4,211	1,745
OTHER ASSETS	6,722	3,558

TOTAL ASSETS	$1,702,638	$1,396,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$178,869	$122,647
Accrued expenses	185,264	164,528
Due to Endo Pharma LLC	685	38,693
Estimated amount due seller, current portion	15,000	—
Income taxes payable	17,140	12,231

Total current liabilities	396,958	338,099

ESTIMATED AMOUNT DUE SELLER	530	15,530
OTHER LIABILITIES	12,860	2,072
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 134,144,993 and 133,600,959 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,341	1,336
Additional paid-in capital	704,305	679,704
Retained earnings	583,619	358,831
Accumulated other comprehensive income	3,025	1,117

Total stockholders’ equity	1,292,290	1,040,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,702,638	$1,396,689

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share data)

	2007	2006	2005
NET SALES	$1,085,608	$909,659	$820,164

COSTS AND EXPENSES:
Cost of sales	217,369	208,889	192,296
Selling, general and administrative	411,869	346,303	217,267
Research and development	138,255	86,629	91,837
Impairment of other intangible assets	889	31,263	5,515
Purchased in-process research and development	—	26,046	—

OPERATING INCOME	317,226	210,529	313,249

INTEREST AND OTHER INCOME, Net of interest expense of $117, $1,384 and $1,744, respectively	36,024	23,205	10,995

INCOME BEFORE INCOME TAX	353,250	233,734	324,244
INCOME TAX	125,810	95,895	121,949

NET INCOME	$227,440	$137,839	$202,295

NET INCOME PER SHARE:
Basic	$1.70	$1.03	$1.53
Diluted	$1.69	$1.03	$1.52
WEIGHTED AVERAGE SHARES
Basic	133,903	133,178	132,242
Diluted	134,525	133,911	133,289

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except share data)

	Number Of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
BALANCE, January 1, 2005	131,856,014	$1,319	$635,915	$18,697	$19	$655,950	—
Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(194,662)	—	—	(194,662)	—
Selling, general and administrative expenses funded by Endo Pharma LLC	—	—	2,000	—	—	2,000	—
Exercise of options	944,859	9	10,180	—	—	10,189	—
Tax benefits of stock options exercised	—	—	165,903	—	—	165,903	—
Unrealized gain on securities, net of tax	—	—	—	—	1,695	1,695	1,695
Net income	—	—	—	202,295	—	202,295	202,295

Comprehensive income	—	—	—	—	—	—	$203,990

BALANCE, DECEMBER 31, 2005	132,800,873	$1,328	$619,336	$220,992	$1,714	$843,370	—

Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(39,702)	—	—	(39,702)	—
Selling, general and administrative expenses funded by Endo Pharma LLC	—	—	21,423	—	—	21,423	—
Compensation related to stock options			32,279			32,279
Exercise of options	800,086	8	8,435	—	—	8,443	—
Tax benefits of stock options exercised	—	—	37,933	—	—	37,933	—
Unrealized loss on securities, net of tax	—	—	—	—	(597)	(597)	(597)
Net income	—	—	—	137,839	—	137,839	137,839

Comprehensive income	—	—	—	—	—	—	$137,242

BALANCE, DECEMBER 31, 2006	133,600,959	$1,336	$679,704	$358,831	$1,117	$1,040,988	—

Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(506)	—	—	(506)	—
Compensation related to stock-based awards	—	—	13,928	—	—	13,928	—
Grants of restricted stock awards	13,572			—	—		—
Exercise of options	530,462	5	7,726	—	—	7,731	—
Tax benefits of stock options exercised	—	—	3,453	—	—	3,453	—
Cumulative effect from the adoption of FIN 48, net of taxes	—	—		(2,652)		(2,652)	—
Unrealized gain on securities, net of tax	—	—		—	1,908	1,908	1,908
Net income	—	—		227,440	—	227,440	227,440

Comprehensive income	—	—	—	—	—	—	$229,348

BALANCE, DECEMBER 31, 2007	134,144,993	$1,341	$704,305	$583,619	$3,025	$1,292,290	—

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$227,440	$137,839	$202,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,405	17,498	15,497
Purchased in-process research and development	—	26,046	—
Amortization of premium / discount	(1,114)	(1,240)	(1,240)
Deferred income taxes	(1,624)	9,352	(30,894)
Tax benefits of stock options exercised	—	—	206,228
Amortization of deferred financing costs	—	351	383
Stock-based compensation	13,928	32,279	—
Interest earned on available-for-sale securities	(3,503)	—	—
Impairment of long-lived assets	3,164	31,263	5,515
(Gain) loss on disposal of property and equipment	(495)	942	290
Selling, general and administrative expenses funded by Endo Pharma LLC	—	21,423	2,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	30,430	11,667	(146,787)
Inventories	(7,099)	(11,146)	20,432
Note receivable	86	(2,707)	(2,638)
Prepaid and other assets	156	2,781	(2,084)
Accounts payable	52,496	30,771	9,968
Accrued expenses	22,884	(34,853)	68,352
Due to Endo Pharma LLC	—	(5,624)	5,624
Other liabilities	4,323	—	—
Income taxes receivable/payable	7,265	78,692	(68,297)

Net cash provided by operating activities	365,742	345,334	284,644

INVESTING ACTIVITIES:
Purchase of property and equipment	(20,007)	(13,219)	(10,491)
Proceeds from sale of property and equipment	162	143	7
Purchases of available-for-sale securities	(806,409)	—	—
Sales of available-for-sale securities	214,901	—	—
License fees	—	(32,900)	(14,500)
Acquisition, net of cash acquired		(20,473)	—
Distribution from equity method investment	2,125	—	—
Other investments	(5,300)	—	(1,700)

Net cash used in investing activities	(614,528)	(66,449)	(26,684)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(1,118)	(2,367)	(2,452)
Tax sharing payments to Endo Pharma LLC	(38,514)	(195,835)	(42,775)
Excess tax benefits of stock options exercised	2,927	38,003	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	7,731	8,443	10,189

Net cash used in financing activities	(28,974)	(151,756)	(35,038)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(277,760)	127,129	222,922
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	628,085	500,956	278,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,325	$628,085	$500,956

SUPPLEMENTAL INFORMATION:
Interest paid	$117	$1,659	$878

Income taxes paid	$110,305	$39,978	$17,002

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment financed by capital leases	$419	$172	$5,546

Change in accrual for purchases of property and equipment	$(3,726)	$3,764	$(1,560)

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Reclassifications — Marketable securities of $6.8 million as of December 31, 2006 has been reclassified to long-term marketable securities from other assets to conform to the current year presentation. In prior years, our cost of sales did not include amortization expense of intangible assets related to commercial products. However, we have reclassified the amortization expense of these intangible assets to cost of sales in our Consolidated Statement of Operations for the years ended December 31, 2006, and 2005 to conform to the current period presentation. Amortization expense for our intangible assets related to commercial products, that has been reclassified to cost of sales for the years ended December 31, 2006 and 2005 was approximately $7.5 million and $5.9 million, respectively. Amortization expense for intangible assets related to products under development for the years ended December 31, 2006 and 2005, that has been reclassified to research and development, was approximately $1.3 million and $1.7 million, respectively. As a result of the removal of a separate line item for depreciation and amortization, depreciation expense for the years ended December 31, 2006 and 2005 has been reclassified to research and development expense or selling, general and administrative expense in our Consolidated Statement of Operations based upon usage of the underlying fixed assets. Depreciation expense reclassified to research and development expense for the years ended December 31, 2006 and 2005 was approximately $2.5 million and $1.8 million, respectively. Depreciation expense reclassified to selling, general and administrative expense for the years ended December 31, 2006 and 2005 was approximately $6.2 million and $6.0 million, respectively. In addition, we have removed the presentation of a separate line for gross profit from our Consolidated Statements of Operations.

Use of Estimates — The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made and assumptions used are in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses; inventory reserves; deferred taxes; contingencies; the valuation of stock-based compensation; the capitalization of and the selection of amortization periods for intangible assets with finite lives; and the assessment of the recoverability of long-lived assets and other intangible assets.

Customer, Product and Supplier Concentration — We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Customer A	34%	28%	27%
Customer B	31%	29%	31%
Customer C	15%	15%	13%

The Company derives a majority of its net sales from a limited number of products. Net sales that accounted for 10% or more of our total net sales during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31
	2007	2006	2005
Lidoderm®	65%	62%	51%
Percocet®	11%	11%	13%
Opana® ER and Opana®	10%	1%	—
Generic oxycodone extended-release tablets	—	6%	14%

We have agreements with Novartis Consumer Health, Inc., Teikoku Seiyaku Co., Ltd., Almac Pharma Services and Sharp Corporation for the manufacture and supply of a substantial portion of our existing pharmaceutical products (see Note 11).

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

Cash and Cash Equivalents — The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2007, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions. However, it has significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Marketable Securities — The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair market value. The Company reviews impairments associated with these investments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income. An impairment that is viewed as other-than-temporary would be recognized in net income. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recognized any such other-than-temporary impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. Generally, the Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations. Auction-rate securities that become illiquid as a result of a failed auction are generally classified as non-current assets as the Company cannot predict when future auctions related to these securities will be successful. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, when present. Such amortization and accretion, along with realized gains and losses, are included in interest and other income, net.

The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, when present. Such amortization and accretion, along with realized gains and losses, are included in interest and other income, net

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable debt securities, accounts receivable and our note receivable. We invest our excess cash in high-quality, liquid money market instruments, auction rate debt securities and variable rate demand obligations maintained by financial institutions. While the underlying securities of auction-rate securities and variable rate demand obligations generally have contractual maturities between 20 and 30 years, the interest rates on such securities typically reset at intervals between 7 to 35 days. Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company generally has the ability to quickly liquidate these securities. We have not experienced any losses on our cash equivalents and debt securities. At December 31, 2007, $467.9 million of our marketable securities portfolio is invested in AA and AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process, often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates. Since the Company cannot predict when future auctions related to $273.4 million of its auction-rate securities will be successful, we have included this amount in long-term marketable securities in the accompanying Consolidated Balance Sheets. With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 85% and 81% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2007 and 2006, respectively. Our note receivable was secured by certain assets of the counterparty and future royalty and milestone payments that may become due to the counterparty (See Note 8).

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values because of the current maturities of these instruments. The carrying amount of our note receivable approximates its fair value as the effective rate for this note is comparable to market rates at December 31, 2007. Marketable securities are recorded at fair value at December 31, 2007.

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

License Rights — The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from twelve to twenty years, with a weighted average useful life of approximately 16 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.

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

Goodwill — Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. Goodwill is assessed on an annual basis on January 1st of each year for impairment or more frequently if impairment indicators arise. SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. On January 1, 2008 and 2007, our goodwill was evaluated for impairment and, based on the fair value of our one reporting unit, no impairment was identified. As a result of the significance of goodwill, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill occur.

Note Receivable — The Company continually evaluates the collectibility of its note receivable with Vernalis based on current information and events, including an assessment of Vernalis’ ability to pay the amounts due on the loan at maturity. Our review is performed in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan. Under SFAS 114, loans are measured for potential impairment based on the present value of expected future cash flows, or the fair value of the collateral if the loan is collateral dependent. See Note 8.

Advertising Costs — Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $47.2 million, $41.0 million and $23.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes — The Company accounts for income taxes and the related accounts under the asset and liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse. We establish reserves for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that may be challenged and possibly disallowed by various authorities. The tax provision and related accruals include the impact of such reasonably estimable losses as deemed appropriate. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Contingencies — The Company is subject to litigation in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses. Accruals are recorded when the Company determines that a loss related to a litigation matter is both probable and reasonably estimable.

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2007, are $13.9 million ($12.4 million in selling, general and administrative expenses and $1.5 million in research and development expenses) and $8.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s income before income taxes and net income for the year ended December 31, 2006 are $12.4 million ($10.9 million in selling, general and administrative expenses and $1.5 million in research and development expenses) and $7.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2007 are both $0.06 lower, than if the Company had not adopted Statement No. 123(R). Basic and diluted net income per share for the year ended December 31, 2006 are both $0.06 lower, than if the Company had not adopted Statement No. 123(R). This impact of adopting Statement No. 123(R) does not include approximately $20 million in stock compensation charges, recorded during the year ended December 31, 2006, related to the 809,893 options granted during the year ended December 31, 2006 under the Endo Pharma LLC plans as the stock-based compensation charge for this particular grant would have been identical under APB 25 and Statement No. 123(R). See Note 15 for additional disclosure regarding this particular option grant.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.9 million and $38.0 million excess tax benefit in 2007 and 2006, respectively, classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement No. 123 to options granted under the Company’s stock-based compensation plans for the year ended December 31, 2005 (in thousands, except per share data). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

2005
Net income, as reported	$202,295
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(7,203)
Add: Tax effect of stock-based employee compensation expense under fair value based methods	2,766

Pro forma net income	$197,858

Basic earnings per share, as reported	$1.53
Basic earnings per share, pro forma	$1.50
Diluted earnings per share, as reported	$1.52
Diluted earnings per share, pro forma	$1.48
Weighted average shares outstanding
Basic	132,242
Diluted	133,289

Segment Information — We report segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have one reportable segment, pharmaceutical products.

Comprehensive Income — Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income or loss is comprised of unrealized holding gains and losses, net of income taxes.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption resulted in a charge of $2.7 million recorded directly to retained earnings as a cumulative effect of a change in accounting principle. See Note 10 for further discussion. In May, 2007 the FASB issued FASB Staff Position FIN 48-1 (“FSP FIN 48-1”) which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1 settlement has effectively occurred if the taxing authority has completed all of its required or expected examination procedures, the enterprise does not intend to appeal or litigate any aspect of the tax position, and it is considered remote that the taxing authority would re-examine the tax position. This FSP was effective upon the initial adoption of FIN 48 on January 1, 2007. Upon adoption, the Company applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1 and therefore retrospective application was not required.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

3. Marketable Securities

Available-for-sale securities held by the Company as of December 31, 2007 and 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2007:
Money market funds	$299,261	$—	$—	$299,261

Total included in cash and cash equivalents	299,261	—	—	299,261

Auction-rate securities	194,465	2	—	194,467
Variable-rate demand obligations	113,805	—	—	113,805
Municipal bond	5,078	36	—	5,114

Current marketable securities	313,348	38	—	313,386
Auction-rate securities	273,477	—	—	273,477
Equity securities	5,000	4,862	—	9,862

Long-term marketable securities	278,477	4,862	—	283,339
Total available-for-sale securities	$891,086	$4,900	$—	$895,986

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2006:
Money market funds	$578,903	$—	$—	$578,903

Total included in cash and cash equivalents	578,903	—	—	578,903
Equity securities	5,000	1,810	—	6,810

Long-term marketable securities	5,000	1,810	—	6,810
Total available-for-sale securities	$583,903	$1,810	—	$585,713

Variable rate demand obligations are long-term variable rate bonds tied to short-term interest rates. Variable rate demand obligations are typically bought and sold through a remarketing process, whereby an investor tenders their bonds to a trustee for purchase at any auction or remarketing date. A remarketing agent resets the interest rate on variable rate demand obligations to a rate that will successfully allow remarketing of those bonds and remarkets the bonds to new investors. Equity securities consist of publicly traded equity securities which are not held to support current operations. Accordingly, they are classified as non-current assets. Money market funds represent a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. See description of auction rate securities in Note 2.

During the year ended December 31, 2007, equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities were sold in their entirety for cash proceeds totaling $11.2 million. Of the $11.2 million of cash proceeds, $11.0 million was a return of principal with the remaining $0.2 million accounted for as a realized holding gain. The realized gain is included in interest and other income, net in the Consolidated Statement of Operations. There were no realized holding gains and losses resulting from the sale of our auction rate securities and variable rate demand obligations during the year ended December 31, 2007.

The amortized cost and estimated fair value of debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in less than 1 year	$5,078	$5,114	$—	$—
Due in 1 to 5 years	4,500	4,500	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	577,247	577,249	—	—
Equity securities	5,000	9,862	5,000	6,810
Money market funds	299,261	299,261	578,903	578,903

Total	$891,086	$895,986	$583,903	$585,713

While the underlying securities of auction rate securities and variable rate demand obligations generally have contractual maturities between 20 and 30 years, the interest rates on such securities typically reset at intervals between 7 to 35 days. Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company generally has the ability to quickly liquidate these securities. The Company has not recorded any significant cumulative gross unrealized holding gains or losses or gross realized gains or losses from these investments. All income generated from these short-term investments has been recorded as interest income.

As of December 31, 2007, $467.9 million of our marketable securities portfolio is invested in AA and AAA rated investments in auction-rate securities. Given the current negative liquidity conditions in the global credit markets, in February 2008 auctions for $262.7 million of original par value of our auction rate securities have failed rendering these securities temporarily illiquid through the normal auction process. $223.4 million of the $262.7 million of securities that failed at auction, were held as of December 31, 2007. All of our auction-rate securities in which we invested as of December 31, 2007 were AA and AAA-rated. Subsequent to December 31, 2007, $13.0 million out of the $223.4 million securities that have failed at auction, have since been sold outside of the normal auction process for amounts equal to our original purchase value. In addition, subsequent to December 31, 2007, we successfully liquidated, into cash equivalents, a total of $194.5 million of the $467.9 million of auction-rate securities held at December 31, 2007. The $194.5 million equaled our original purchase value. Since the Company cannot predict when future auctions related to the remaining $273.4 million will be successful, we have classified this amount as long-term marketable securities in the Consolidated Balance Sheets.

The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP) or a combination of FFELP and other monoline insurers such as Ambac Financial Group Inc. (AMBAC) and MBIA Inc. (MBIA). The municipal bonds are insured by AMBAC, MBIA, CIFG Services, Inc. (CIFG), or Financial Security Assurance Inc. (FSA).

4. Acquisitions, License and Collaboration Agreements

Commercial Products

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During 2007, 2006 and 2005, we recorded $78.2 million, $62.8 million and $46.4 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. At December 31, 2007 and 2006, $23.1 million and $19.2 million, respectively, is recorded as royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only that opioid analgesic product currently under development by the parties, namely, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which oxymorphone ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). We have capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the note and its present value at inception (See Note 8) as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset over its estimated useful life of 15 years. Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007 we began paying royalties to Vernalis based on the net sales of Frova®. During the year ended December 31, 2007, we expensed royalties payable to Vernalis in the amount of approximately $7.9 million. We have withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment No. 3) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. In February 2008, Vernalis and Endo entered into Amendment No. 4

(Amendment No. 4) to the License Agreement dated July 14, 2004. In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold.

On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, is related to the above described license agreement under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States and exercised its co-promotion option effective January 2006. Concurrent with the execution of Amendment No. 4 to the License Agreement, the co-promotion agreement was terminated.

Also in February 2008, we entered into an agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the termination agreement, payment of our outstanding note receivable was satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to Amendment No. 4 described above.

Novopharm Limited

In July 2007, we and Novopharm Limited (“Novopharm”) entered into a License Agreement (the “Novopharm Agreement”) whereby we granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm has paid to the Company upfront and milestone payments of approximately $0.5 million and has agreed to make additional milestone payments totaling $0.4 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

ZARS Pharma

On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch (“ZARS Agreement”). SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. We may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006 we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. In February 2008, ZARS and Endo entered into an amendment to the ZARS Agreement which granted Endo the right, through July 31, 2008, to pursue assignment of the ZARS Agreement and the right to terminate the ZARS Agreement on or after May 1, 2008, upon three months prior written notice.

SkyePharma, Inc.

In December 2002, we entered into a Development and Marketing Strategic Alliance Agreement with SkyePharma, Inc. and SkyePharma Canada, Inc. relating to two of SkyePharma’s patented development products, DepoDur® and Propofol IDD-D™ (collectively, the “Skye Products”). Under the terms of the Agreement, Endo received an exclusive license to the U.S. and Canadian marketing and distribution rights for the Skye Products, with options for certain other development products. In return, Endo made a $25 million upfront payment to SkyePharma, which we capitalized as an intangible asset representing the fair value of the exclusive license of the distribution and marketing rights for DepoDur®, with no value being assigned to Propofol IDD-D™ or any other SkyePharma products. We were amortizing this intangible asset over its estimated useful life of 17 years. During the year ended December 31, 2005, we recorded a receivable from SkyePharma of $5 million based upon the achievement of certain criteria as specified in the agreement. This receivable was recorded as a reduction to our recorded intangible asset and the remaining intangible asset began to be amortized over its remaining useful life of 15 years. We collected this receivable in January 2006. Under this agreement, we also obtained options on other SkyePharma development products, including DepoBupivicaine™, a long-acting, sustained release formulation of the local anesthetic bupivacaine. We had the option to obtain commercialization rights for this product when SkyePharma successfully completed its Phase II trials; however, in February 2006 we relinquished our rights to DepoBupivicaine™. During the first quarter of 2006, SkyePharma and the Company decided to discontinue their development and commercialization of the Propofol IDD-D™ product candidate due to development challenges encountered in attempting to achieve the targeted product profile. In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, Endo provided a number of services and undertook certain activities. Specifically, Endo employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and supported and/or undertook the transition of certain Endo functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the U.S. All such transition services and activities were completed by March 31, 2007. During the year ended December 31, 2006, as a result of the continued lack of commercial success of DepoDur®, we recorded an impairment charge of $14.8 million related to the remaining unamortized portion of our SkyePharma intangible asset.

Products in development

RxKinetix, Inc.

On October 12, 2006, the Company acquired all of the outstanding common stock of privately held RxKinetix, Inc. RxKinetix specializes in developing new therapeutics focused on improving the quality of life for patients being treated for cancer. RxKinetix’s most advanced product, now named EN3285, was, as of the acquisition date, in clinical Phase II for the prevention of oral mucositis, a painful, debilitating and often dose-limiting side effect that afflicts many patients being treated for cancer with radiation and/or chemotherapy. As a result of our acquisition of RxKinetix, Inc., we acquired one significant in-process research and development project, EN3285, a topical oral rinse with the active ingredient formulated in its proprietary ProGelz® drug delivery platform. All of the purchased in-process research and development value from this transaction was assigned to EN3285 since the other products, as of the acquisition date, were very early stage and did not meet the criteria to be recognized as assets. RxKinetix also had other products in early-stage development based on the ProGelz® technology. RxKinetix’s research and development activities have been transferred in their entirety from our Boulder, Colorado facility. As a result, our Boulder, Colorado location will be closed during the first quarter of 2008.

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. The anticipated benefits of EN3285 are ease of use for patients and no systemic side-effects.

RxKinetix was a development stage company and therefore was accounted for as an asset acquisition. The results of operations for RxKinetix have been included in our consolidated financial statements beginning on the acquisition date.

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The Company has allocated the purchase price to the RxKinetix assets acquired and liabilities assumed at their estimated fair values, based on a number of factors, including the use of an independent appraisal. Estimated fair values were determined through the use of a discounted cash flow analysis using market participant assumptions. Of the purchase price, approximately $26.0 million has been allocated to tangible and intangible assets to be used in research and development activities and those assets have been written-off to purchased in-process research and development, as of the acquisition date. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. Our purchase allocation is complete. At December 31, 2007, the Company has recorded, as a current liability, $15 million of the “estimated amount due seller” which at December 31, 2006 was classified, in its entirety, as a non-current liability. The current portion of the “estimated amount due seller” is due upon the first dosage being administered to a patient in a clinical phase III trial. There has not been any material change in the estimated fair values assigned to the assets acquired and liabilities assumed since the date of acquisition.

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

Orexo AB

In August 2004, we entered into an agreement granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration and are amortizing over its estimated useful life of 20 years. Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million through FDA approval of Rapinyl™’s New Drug Application, $17.7 million of which has been recorded through December 31, 2007 and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through December 31, 2007, $5.2 million has been recorded during each of the years ended December 31, 2007 and 2006. The agreement also provides for royalties based upon commercial sales and may include sales milestones if defined sales thresholds are achieved. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the expiration of any market exclusivity right. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

ProEthic Pharmaceuticals, Inc.

In March 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries. Under the terms of the agreement, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005. We made a $5 million milestone payment upon the achievement of a regulatory milestone that was expensed as research and development during the year ended December 31, 2006. We could be required to make additional payments of approximately $8 million upon the achievement of certain regulatory and other milestones. We will also pay royalties on net sales of the ketoprofen patch. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the tenth (10th) anniversary of the date of the first commercial sale of the product. We can terminate the agreement at any time upon no less than ninety days’ written notice.

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Prior to the present amendment, in addition to other specified termination rights provided to both parties, the DURECT CHRONOGESICTM License Agreement provided Endo with a right to terminate the DURECT CHRONOGESICTM License Agreement starting March 31, 2007 in the event that DURECT had not commenced a specified clinical trial for the CHRONOGESIC TM product candidate on or before March 31, 2007, provided that Endo provided DURECT written notice of such termination prior to April 30, 2007. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. Under Amendment No. 4, Endo shall not be responsible for any development costs for the CHRONOGESICTM product candidate prior to May 1, 2008. Commencing on May 1, 2008, unless the DURECT CHRONOGESICTM License Agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs for the CHRONOGESICTM product candidate in accordance with the terms of the DURECT CHRONOGESICTM License Agreement. Endo will also reimburse DURECT for a portion of its prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under the DURECT CHRONOGESIC™ License Agreement could total up to $52.0 million. Endo and DURECT will share profits equally, based on projected financial performance of CHRONOGESIC™. In addition, the DURECT CHRONOGESIC™ License Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The DURECT CHRONOGESIC™ License Agreement generally lasts until the underlying patents on the product expire. With respect to termination rights, the DURECT CHRONOGESIC™ License Agreement permits Endo to terminate its continued participation under a number of circumstances, one of which could require Endo to pay DURECT up to $10.0 million.

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

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain.

EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million that was expensed as research and development during the year ended December 31, 2007, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo will assume responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. In the first quarter of 2008, a $2 million milestone payment became payable and additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. Potential payments pursuant to these contracts could total up to approximately $4 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. During the year ended December 31, 2007, amounts expensed to research and development under these agreements was approximately $1.4 million.

We have also licensed from universities and other companies rights to certain technologies or intellectual property generally in the field of pain management. We are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require us to pay royalties on sales of the products arising from these agreements. These agreements generally permit Endo to terminate the agreement with no significant continuing obligation.

If our third party partners are unable or unwilling to fund their portion of the collaboration project with us, this may adversely affect our results of operations and cash flows in the foreseeable future.

5. Inventories

Inventories are comprised of the following at December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Raw materials	$8,670	$7,619
Work-in-process	14,720	9,718
Finished goods	45,838	44,792

Total	$69,228	$62,129

6. Property and Equipment

Property and equipment is comprised of the following at December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Machinery and equipment	$15,833	$14,390
Leasehold improvements	13,889	13,772
Computer equipment and software	26,567	13,483
Assets under capital leases	1,906	7,149
Furniture and fixtures	6,482	5,692
Assets under construction	12,061	6,108

	76,738	60,594
Less accumulated depreciation	(31,818)	(24,029)

Total	$44,920	$36,565

Depreciation expense was $11.2 million, $8.7 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets consist of the following at December 31, 2007 and 2006, respectively (in thousands):

	December 31, 2007	December 31, 2006
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$92,100	$94,621
Patents	3,200	3,200

	95,300	97,821
Less accumulated amortization	(24,351)	(19,775)

Other Intangibles, net	$70,949	$78,046

Changes in the gross carrying amount of licenses for the two years ended December 31, 2007, are as follows:

(in thousands)	Gross carrying amount
Balance at January 1, 2006	$112,100
SyneraTM license	19,000
DepoDur® impairment	(20,000)
SyneraTM impairment	(16,479)

Balance at December 31, 2006	$94,621

SyneraTM impairment	(2,521)

Balance at December 31, 2007	$92,100

Amortization expense was $6.2 million, $8.8 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2007 is as follows (in thousands):

2008	$6,097
2009	6,097
2010	6,097
2011	6,097
2012	6,097

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

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the License Agreement dated July 14, 2004 between Vernalis and the Company (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. Pursuant to the termination agreement, Vernalis has made a cash payment of $7 million, and will forgo certain royalties that would have otherwise been due absent Amendment No. 4. This consideration, given to the Company by Vernalis, is sufficient enough to fully recover our note receivable.

Prior to entering into the termination agreement, the loan was secured against the revenues receivable by Vernalis under the license agreement. At our election, we were able to offset 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan provided that, in each case Endo delivered to Vernalis written notice not less than five (5) business days prior to the due date of any payment. During the year ended December 31, 2007, we expensed royalties payable to Vernalis in the amount of approximately $7.9 million. We have withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. To the extent not previously repaid, the loan would have been due in full after five years. Interest was at the rate of 5% per annum payable semi-annually. However, Vernalis had the option to defer payment of interest and increase the loan outstanding each time an interest payment became due. Vernalis had elected to defer the payment of the first seven semi-annual interest amounts otherwise due January 31 and July 31 with a balance of approximately $5.4 million at termination. In addition, as a result of the cash payment made by Vernalis under the termination agreement in February 2008, we have reclassified $7 million of the long-term note receivable to short-term, which is included in prepaid and other assets.

Prior to the termination of the loan agreement in February 2008, the Company evaluated the collectibility of its note receivable with Vernalis based on current information and events, including an assessment of Vernalis’ ability to pay the amounts due on this loan at maturity. At December 31, 2007, we reviewed the collectibility of our note receivable with Vernalis in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan. Under SFAS 114, loans are measured for potential impairment based on the present value of expected future cash flows, or the fair value of the collateral if the loan is collateral dependent. As such, we assessed the recoverability of the note receivable by comparing our book value to the fair value of the expected future cash flows from the underlying collateral. As of December 31, 2007, we concluded that the value of the loan was not impaired and therefore a valuation allowance was not required.

Interest income recognized on this note receivable was $4.0 million, $3.9 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Chargebacks	$34,575	$33,928
Returns	31,198	20,110
Rebates	81,233	72,813
Other sales deductions	5,157	5,872
Deferred revenue	1,720	14,393
Other	31,381	17,412

Total	$185,264	$164,528

10. Income Taxes

Income tax consists of the following for 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Current:
Federal	$100,542	$46,814	$(53,318)
State	23,439	1,766	29

	123,981	48,580	(53,289)

Deferred:
Federal	(1,553)	5,186	12,251
State	(17)	4,158	(3,012)

	(1,570)	9,344	9,239

Excess tax benefits of stock options exercised	3,453	37,933	165,903
Valuation allowance	(54)	38	96

Total income tax	$125,810	$95,895	$121,949

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005
Federal income tax at the statutory rate	$123,637	$81,806	$113,485
State income tax net of federal benefit	11,493	7,295	12,157
Research and development credit	(2,704)	(950)	(1,686)
FIN 48	5,055	—	—
Other	(1,993)	767	—
Effect of permanent items:
Purchased in-process research and development	—	9,116	—
Tax exempt interest income	(9,447)	(5,621)	(1,937)
Non-deductible executive compensation	—	2,600	—
Other	(231)	882	(70)

Total income tax	$125,810	$95,895	$121,949

The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accrued expenses	$54,864	$54,562
Compensation related to stock options	8,768	4,468
Purchased in-process research and development	5,376	6,549
Net operating loss carryforward	10,774	12,073
Capital loss carryforward	10,773	11,219
Other intangible assets	18,662	15,494
FIN 48	3,402	—
Other	2,750	1,893

Total gross deferred income tax assets	115,369	106,258

Deferred tax liabilities:
Depreciation and amortization	(39,830)	(35,686)
Other	(2,981)	(1,633)

Total gross deferred income tax liabilities	(42,811)	(37,319)

Valuation allowance	(12,162)	(12,216)

Net deferred income tax asset	$60,396	$56,723

The estimated fair value of the RxKinetix purchased in-process research development of $26.0 million was not a tax deductible item and, therefore, increased our effective income tax rate in 2006. The Company recorded a valuation allowance in 2006 due to the uncertainty of its ability to utilize the capital losses and state net operating losses acquired from RxKinetix. In addition, the Company recorded a valuation allowance on state net operating losses generated subsequent to the acquisition date. At December 31, 2007, the Company had $28.3 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at December 31, 2007, the Company had $24.4 million and $72.4 million, respectively, in federal and state net operating loss carryforwards which expire at various intervals between 2010 and 2026.

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

The Company files income tax returns in the U.S. federal jurisdiction, certain non-U.S. jurisdictions and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company has accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $7.7 million.

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2007 to December 31, 2007 is as follow (in thousands):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits	Deferred Federal and State Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Federal and State Benefits
Balance at January 1, 2007	$5,461	2,212	7,673	(1,317)	$6,356
Gross additions to tax positions related to the current year	4,363	1,049	5,412	(1,469)	3,943
Gross additions tax positions related to prior years	1,220	540	1,760	(584)	1,176
Gross reduction to tax positions related to prior years	(64)	—	(64)	—	(64)

Balance at December 31, 2007	$10,980	3,801	14,781	(3,370)	$11,411

Total Unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of December 31, 2007	$10,980	$3,801	$14,781	$(3,370)	$11,411

The balance of accrued interest and penalties at the reporting periods is presented in the table above.

The Company and its subsidiaries are routinely examined by various taxing authorities, which have proposed adjustments to tax for issues such as certain tax credits and the deductibility of certain expenses. While it is possible that one or more of these examinations may be resolved within the next twelve months, it is not anticipated that the resolution of these items will have a significant impact on our unrecognized tax benefits balance. In addition, the expiration of statutes of limitations for various jurisdictions is expected to reduce the unrecognized tax benefits balance by an insignificant amount.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The Company’s U.S. federal income tax returns for tax years 2003 through 2005 are currently under routine examination by the IRS. The Company anticipates effectively settling its open tax years 2003 through 2005, with the IRS in the near term. The Company believes that it has adequately provided under FIN 48 for all open tax years by tax jurisdiction.

The total amount of unrecognized tax benefits as of December 31, 2007 is $14.8 million, primarily due to additional unrecognized tax benefits incurred during the year ended December 31, 2007 and additional interest and penalties. The additional unrecognized tax benefits incurred during 2007 relate to the uncertain income tax positions previously identified at January 1, 2007. The increase in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the year ended December 31, 2007 or our financial position as of December 31, 2007. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

11. Commitments and Contingencies

Manufacturing, Supply and Other Service Agreements We contract with various third party manufacturers and suppliers to provide us with our raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, this may have a material adverse effect on our business, financial condition and results of operations.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million of product in 2008 and approximately $21 million per year thereafter through December 31, 2010. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other. Amounts purchased pursuant to this agreement were $30.7 million, $40.8 million and $39.9 million for the years ended December 31, 2007, 2006 and 2005, respectively

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement with Teikoku, a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time.

On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•	We have agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•

Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, we have used prices currently existing under the Amended Agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (“Hind”) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

•

The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate this Agreement, upon thirty (30) days written notice, in the event that Endo fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021) upon thirty (30) days’ written notice. Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either we or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

Amounts purchased pursuant to this agreement were $152.3 million, $142.2 million, and $89.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Mallinckrodt Inc.

Under the terms of our agreement with Mallinckrodt, Mallinckrodt manufactures and supplies to us narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under this agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach. Amounts purchased pursuant to this agreement were $16.5 million, $15.3 million, and $24.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Almac Pharma Services

Under the terms of our agreement with Almac Pharma Services (Almac), a European manufacturer, manufactures Frova® at its Ireland facility for commercial sale by us in the United States. The agreement with Almac will expire on January 1, 2010, unless terminated sooner in accordance with its terms and can be extended beyond January 1, 2010 upon mutual agreement by both parties. If no agreement as to any extension or termination is reached six months prior to the end of the term, then the agreement will automatically renew for a period of twelve months. Almac has agreed to fix the supply price of Frova® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the agreement, subject to an annual maximum increase. Amounts purchased pursuant to the Almac agreement were $1.3 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Sharp Corporation

Under the terms of our agreement with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp agreement will expire on December 31, 2008, subject to renewal for additional one-year periods upon mutual agreement by both parties and delivery by Endo to Sharp of written notice, ninety (90) days prior to the expiration date. Endo has the right to terminate the Sharp agreement at any time upon ninety (90) days written notice. Amounts purchased pursuant to the Sharp agreement were $5.1 million, $5.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Milestones and Royalties

See Note 4 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. During the twelve moths ended December 31, 2007, we invested an additional $5.3 million in this partnership, bringing our cumulative cash investment to $8.0 million as of December 31, 2007 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at December 31, 2007.

Department of Health and Human Services Subpoena

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

In addition, a previously reported case originally filed in the Southern District of New York, County of Orange v. Abbott Laboratories, Inc., et al., has been transferred to the MDL and consolidated with the cases listed above.

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

A case has been filed in the Third Judicial District Court of Salt Lake County Utah by the State of Utah against EPI and nine other pharmaceutical companies, containing allegations similar to the allegations contained in the case filed by the State of Alabama: State of Utah v. Actavis US, Inc., et al., Civ. Action No. 070913719. That case was removed to federal court and is in the process of being transferred to the MDL.

A case has been filed in the United States District Court for the Southern District of Iowa by the State of Iowa against EPI and 77 other pharmaceutical companies, containing allegations similar to the allegations contained in the cases filed by New York City and the New York Counties that make up the consolidated complaint described above: State of Iowa v. Abbott Laboratories, Inc., et al., Civ. Action No. 4:07-cv-00461. That case was transferred to the MDL.

There is a previously reported case against EPI and numerous other pharmaceutical companies, State of Mississippi v. Abbott Laboratories, Inc., et al., originally filed in the Chancery Court of Hinds County, Mississippi. The State of Mississippi offered to enter an agreed order of dismissal with respect to EPI, and EPI filed a notice of acceptance of that offer in Hinds County Chancery Court.

The Company intends to contest all of these cases vigorously. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company.

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for generic versions of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest Pharmaceuticals, Inc., the Company’s marketing partner for Opana® ER, and contained a Paragraph IV certification under section 355(j) of the Act, we believe IMPAX’s notice triggered the 45-day period under the Act in which the Company and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for oxymorphone hydrochloride extended-release tablets CII. The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. The Company and Penwest are currently reviewing the details of this ANDA from Actavis. The Company and Penwest note that they intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of their intellectual property rights and approved labeling.

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

Leases

We lease automobiles and office and laboratory facilities under certain noncancelable operating leases that expire through January 2015. These leases are renewable at our option. A summary of minimum future rental payments required under capital and operating leases as of December 31, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
2008	$983	$7,357
2009	120	6,371
2010	79	3,457
2011	—	1,999
2012	—	1,477
Thereafter	—	2,919

Total minimum lease payments	$1,182	$23,580

Less: Amount representing interest	64

Total present value of minimum payments	$1,118

Less: Current portion of such obligations	928

Long-term capital lease obligations	$190

Expense incurred under operating leases was $6.1 million, $3.9 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12. Savings and Investment Plan and Deferred Compensation Plans

On September 1, 1997, we established a defined contribution Savings and Investment Plan covering all employees. Employee contributions are made on a pre-tax basis under section 401(k) of the Internal Revenue Code (the “Code”). We match up to six percent of the participants’ contributions subject to limitations under section 401(k) of the Code. Participants are fully vested with respect to their own contributions. Participants are fully vested with respect to our contributions after one year of continuous service. Contributions by us amounted to $5.6 million, $3.7 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the Board of Directors (the “Board”) of Endo Pharmaceuticals Holdings Inc. adopted the Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Endo Pharmaceutical Holdings Inc. 401(k) Restoration Plan (the “401(k) Restoration Plan”) both effective as of January 1, 2008. Both plans cover employees earning over the Internal Revenue Code plan compensation limit, which would include the chief executive officer, chief financial officer and other named executive officers. The Deferred Compensation Plan allows for deferral of up to 50% of the bonus and up to 100% of restricted stock units granted, with payout to occur as elected either in lump sum or installments. Under the 401(k) Restoration Plan the participant may defer the amount of base salary and bonus that would have been deferrable under the Company’s Savings and Investment Plan (up to 50% of salary and bonus) if not for the qualified plan statutory limits on deferrals and contributions, and also provides for a company match on the first six percent of deferrals to the extent not provided for under the Savings and Investment Plan. Payment occurs after separation from service either in lump sum or installments as elected by the participant.

Also in December 2007, the Board adopted the Endo Pharmaceuticals Holdings Inc. Directors Deferred Compensation Plan, effective January 1, 2008. The purpose of the Plan is to promote the interests of the Company and the stockholders of the Company by providing non-employee Directors the opportunity to defer up to 100% of meeting fees, retainer fees, and restricted stock units, with payout to occur as elected either in lump sum or installments. Payment occurs after separation from service either in lump sum or installments as elected by the participant.

13. Stockholders’ Equity

Common Stock

Payment of dividends was restricted under the terms of our previous credit facility which expired on December 21, 2006. Since these restrictions have lapsed, the payment of cash dividends is subject to the discretion of our Board of Directors and will be dependent on many factors, including our earnings, capital needs and general financial condition.

Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2007, no shares of Preferred Stock have been issued.

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

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of December 31, 2007, only stock options have been awarded under the 2000 Stock Incentive Plan, and both stock options and restricted stock have been awarded under the 2004 Stock Incentive Plan. No awards have been granted under the 2007 Stock Incentive Plan. Stock options granted under the 2000, 2004 and 2007 Stock Incentive Plans generally vest over four years and expire ten years from the date of grant. Unlike the stock options granted under the Endo Pharma LLC Stock Option Plans, the exercise of the stock options granted pursuant to the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans will dilute the ownership interests of our public stockholders.

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the three-year period ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2005	3,987,546	$13.09
Granted	392,807	$22.13
Exercised	(944,859)	$10.78
Forfeited	(136,064)	$14.40

Outstanding, December 31, 2005	3,299,430	$14.78
Granted	1,733,530	$28.90
Exercised	(800,086)	$10.55
Forfeited	(316,012)	$23.47
Expired	(6,094)	$18.52

Outstanding, December 31, 2006	3,910,768	$21.19
Granted	1,201,663	$30.59
Exercised	(530,462)	$14.57
Forfeited	(222,743)	$27.55
Expired	(23,174)	$28.24

Outstanding, December 31, 2007	4,336,052	$24.24	7.43	$18,220,119
Vested and expected to vest, December 31, 2007	3,956,643	$23.85	7.34	$17,864,244
Exercisable, December 31, 2007	1,795,021	$18.27	6.06	$15,881,925

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $9.4 million, $16.2 million, and $15.9 million, respectively. The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 were $15.11, $15.67 and $11.66 per option, respectively, determined using the following assumptions:

	2007	2006	2005
Average expected term (years)	5.50	6.25	5.0
Risk-free interest rate	4.6%	4.6%	3.8%
Dividend yield	0.00	0.00	0.00
Expected volatility	48%	50%	58%

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $31.5 million. The weighted average remaining requisite service period of the non-vested stock options was 2.39 years. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards. Approximately 12.6 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004 and 2007 Stock Incentive Plans.

The following table summarizes information about stock options outstanding under our 2000 and 2004 Stock Incentive Plans at December 31, 2007:

2000, 2004 and 2007 Stock Incentive Plans Options Outstanding

Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price	Range of Exercise Prices
4,336,052	7.43	$24.24	1,795,021	$18.27	$6.47 - 34.58

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the three-year period ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2005	25,029,292	$2.68
Exercised	(22,219,680)	$2.71
Forfeited	(347)	$2.42

Outstanding, December 31, 2005	2,809,265	$2.42
Granted	809,893	$2.42
Exercised	(3,543,717)	$2.42
Forfeited	(182)	$2.42

Outstanding, December 31, 2006	75,259	$2.42
Granted	—	$—
Exercised	(75,259)	$2.42
Forfeited	—	$—

Outstanding, vested and exercisable, December 31, 2007	—	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $2.3 million, $104.4 million and $523.3 million, respectively. The weighted-average grant date fair value of the stock options granted during the year ended December 31, 2006 was $24.58, which was equal to the intrinsic value of the options on the date of grant as the options granted were immediately vested and exercised.

As of December 31, 2007, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo

Pharma LLC 2000 Supplemental Stock Option Plans. Additionally, no options were available for grant under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans at December 31, 2007.

Restricted Stock

During the year ended December 31, 2007, the Company granted restricted stock awards to non-employee directors of the Company as part of their annual stock compensation award. This restricted stock will vest ratably over a two-year vesting period (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date). We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock as of December 31, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, December 31, 2007	13,572	$29.84

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested restricted stock awards amounted to $0.2 million. The weighted average remaining requisite service period of the non-vested restricted stock was 1.19 years. This expected cost does not include the impact of any future stock-based compensation awards.

14. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005
Numerator:
Net income available to common stockholders	$227,440	$137,839	$202,295

Denominator:
For basic per share data — weighted average shares	133,903	133,178	132,242
Effect of dilutive securities	622	733	1,047

For diluted per share data — weighted average shares	134,525	133,911	133,289
Basic earnings per share	$1.70	$1.03	$1.53

Diluted earnings per share	$1.69	$1.03	$1.52

Anti-dilutive securities were 2,422,908, 1,367,103 and 15,698 for 2007, 2006 and 2005, respectively and have not been included above.

15. Related Party Transactions

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of December 31, 2007, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of December 31, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of December 31, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through December 31, 2007. As of December 31, 2007, our net liability due to Endo Pharma LLC is approximately $0.7 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of December 31, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

Executive Compensation. In March 2006, Endo Pharma LLC advised our Board of Directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our President and Chief Executive Officer through March 1, 2008, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the year ended December 31, 2006. These payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. In addition, only a portion of these bonus payments will be deductible for federal and state income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the tax sharing agreement between us and Endo Pharma LLC. These bonuses will be funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

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

Related Party Matters. Robert Ammon, the brother of our former Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since our founding as a private company in 1997. Mr. Ammon’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $254,000. Marisa O’Donnell, the daughter of our President and Chief Executive Officer, whose resignation is effective March 1, 2008, is employed by us as a sales representative and has been since 2006. Ms. O’Donnell’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $100,000. Both Mr. Ammon’s and Ms. O’Donnell’s total 2007 compensation is commensurate with other Endo employees that have the same or similar job responsibilities.

16. Subsequent Events

In February 2008, we amended our license agreement with Vernalis dated July 14, 2004 (Amendment No. 4). In addition to amending certain specific terms and conditions of the license agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. Concurrent with execution of Amendment No. 4, the co-promotion agreement was terminated. Also in February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the termination agreement, our outstanding note receivable was satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to Amendment No. 4 described above.

In January 2008, Peter A. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. Mr. Lankau also resigned from the Company’s board of directors effective January 28, 2008. In connection with Mr. Lankau’s resignation, the Company and Mr. Lankau entered into a separation agreement that provides Mr. Lankau with the payments and benefits which he would have been entitled to receive under his existing employment agreement had he been terminated by the Company as well as the accelerated vesting of 6,379 stock options originally granted on August 11, 2004 and 125,000 stock options originally granted on April 27, 2005. An additional 256,250 stock options will be unvested on March 1, 2008 and will lapse in accordance with their original terms.

In January and February 2008, long-term incentive compensation in the form of approximately 1.0 million stock options and 0.6 million restricted stock units were granted to employees. Stock options will vest over four years, except for 0.2 million options that will vest over two years, and expire ten years from the date of grant. Restricted stock units will vest over four years. The exercise price of the options granted was equal to the closing price on the dates of grant. The grant date fair value of the stock options and restricted stock units granted was approximately $24 million.

17. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2007(1)
Net sales	$254,409	$257,147	$269,470	$304,582
Gross profit	$204,784	$202,457	$218,461	$242,537
Operating income	$82,910	$86,372	$80,338	$67,606
Net income	$57,149	$60,546	$59,147	$50,598
Net income per share (basic)	$0.43	$0.45	$0.44	$0.38
Net income per share (diluted)	$0.43	$0.45	$0.44	$0.38
Weighted average shares (basic)	133,629	133,820	133,915	134,105
Weighted average shares (diluted)	134,277	134,504	134,611	134,632

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2006(2)
Net sales	$205,043	$228,020	$217,125	$259,471
Gross profit	$154,728	$175,667	$170,747	$199,628
Operating income	$27,023	$89,230	$65,777	$28,499
Net income	$20,538	$57,636	$44,891	$14,774
Net income per share (basic)	$0.15	$0.43	$0.34	$0.11
Net income per share (diluted)	$0.15	$0.43	$0.33	$0.11
Weighted average shares (basic)	132,877	133,051	133,270	133,505
Weighted average shares (diluted)	133,790	133,936	134,147	134,136

Quarterly and year to date computations of per share amounts are made independently; therefore, the sum of the per share amounts for the quarters may not equal per share amounts for the year.

(1)

Operating income for the year ended December 31, 2007 was impacted by milestone payments to partners of $5.6 million in the first quarter, $2.0 million in the second quarter, $0.4 million in the third quarter and $26.8 million in the fourth quarter. Operating income for the year ended December 31, 2007 was also impacted by a fourth quarter charge to record the impairment of the remaining SyneraTM intangible asset, which amounted to $0.9 million.

(2)

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

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	[Intentionally Omitted]

10.8	[Intentionally Omitted]

10.9	[Intentionally Omitted]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Charles A. Rowland, Jr.

10.27	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Joyce N. LaViscount

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski

10.29	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and David A. H. Lee

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue

10.36	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Peter A. Lankau

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.42.5	Amendment No. 4 to the Development, Commercialization and Supply License Agreement, dated April 30, 2007, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.5 of the Form 10-Q for the Quarter Ended March 31, 2007 filed with the Commission on May 10, 2007)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the Principal Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Principal Executive Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002