Form 10-K/A
period 2007-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2008-04-29
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2008: 134,144,993

ENDO PHARMACEUTICALS HOLDINGS INC.

INDEX TO FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE

Endo Pharmaceuticals Holdings Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2008 (the “Original 10-K”). The Company is hereby amending the Original 10-K for the purpose of providing the information required by Part III of the Original 10-K in its entirety (which includes an updated list of the Company’s executive officers that was initially included in Part I, Item 4A of the Original 10-K). The information required by Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Accordingly, reference to the Registrant’s Proxy Statement on the cover page in the Original 10-K has been deleted. Part I Item 1A of the Original 10-K is also being amended for the purpose of providing an update to our risk factors and to correct certain typographical errors in the Original 10-K. Part II is being amended solely to furnish our stock performance graph.

In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. These certifications are included as Exhibits 31.3, 31.4 , 32.1 and 32.2. Item 15(b) of Part IV of the Form 10-K is also restated to reflect that these certifications are being included as exhibits to this Form 10-K/A.

Except for the amendments and updates described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K and our other filings made with the SEC subsequent to the filing of the Original 10-K.

Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Endo Pharmaceuticals Holdings Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Amendment No. 1 on Form 10-K/A contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements, including estimates of future net sales, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007, and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Amendment No. 1 on Form 10-K/A. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this Amendment No. 1 on Form 10-K/A include those factors described herein under the caption “Risk Factors” and in documents incorporated herein by reference, including, among others:

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

We do not undertake any obligation to update our forward-looking statements after the date of this Amendment No. 1 on Form 10-K/A for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in reports we file with the SEC.

PART I

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

The intensely competitive environment of the branded products business requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. There can be no assurance that we will be able to successfully develop medical or technological innovations or that we will be able to effectively market existing products or new products we develop.

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

Under the Federal Food, Drug and Cosmetics Act, or the FDCA Act, the FDA can approve an abbreviated new drug application, or ANDA, for a generic version of a branded drug and what is referred to as a Section 505(b)(2) new drug application, or NDA, for a branded variation of an existing branded drug, without undertaking the clinical testing necessary to obtain approval to market a new drug. We refer to this process as the “ANDA process”. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The FDCA Act requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA Act provides a 30-month stay on the FDA’s approval of the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs.

In December 2006, the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research, or OGD, issued draft guidance making recommendations regarding establishing bioequivalence with our patent-protected product, Lidoderm® (lidocaine topical patch 5%), pursuant to which a party could seek ANDA approval of a generic version of that product. In that draft guidance, OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This recommendation deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, would require demonstration of bioequivalence through a comparative clinical equivalency study rather than through a pharmacokinetic study.

On December 19, 2006, we submitted a Citizen Petition to the FDA requesting that the FDA apply existing bioequivalence regulations to any ANDA seeking regulatory approval of a generic drug product that references Lidoderm®. We submitted an amendment to that filing in August 2007 in order to provide additional data. Our Citizen Petition emphasizes that the FDA’s recommendation deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot properly be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believe that it is critical that the FDA require any ANDA applicant relying on Lidoderm® as its Reference Listed Drug satisfy the regulations by conducting comparative clinical studies demonstrating (1) bioequivalence between the generic version and Lidoderm®, and (2) that the generic version produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. The FDA has not acted on this Petition, and it is unclear whether or not the FDA will agree with our position. In addition to this Petition, on September 28, 2007, we filed comments with FDA regarding the draft guidance; those comments reiterated our position as set forth in the Petition, referencing the Petition and supporting data. The draft guidance remains available and has not been updated or revised since being issued.

On December 14, 2007, we received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest Pharmaceuticals Co., or Penwest, our development partner for Opana® ER, of any Paragraph IV certifications submitted with its ANDA, as required under Section 355(j) of the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. Our Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under Section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, we and our partner, Penwest, filed a lawsuit against IMPAX in the U.S. District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by us and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. We cannot predict the outcome of this litigation. We note that we and Penwest intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

The filing of the aforementioned applications, or any other ANDA or Section 505(b)(2) NDA in respect to any of our branded drugs, particularly Lidoderm®, could have an adverse impact on our stock price. Moreover, if the patents covering our branded drugs, including Lidoderm® or Opana® ER were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our net sales, gross profit, operating income, net income and cash flows.

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

The following table displays our net sales by product category and as a percentage of total net sales for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
Lidoderm®	$705,587	65%	$566,785	62%	$419,418	51%
Percocet®	121,742	11	102,707	11	110,700	13
Opana® ER and Opana®	107,143	10	6,845	1	—	—
Frova®	52,437	5	40,564	5	38,096	5
Other brands	11,065	1	14,027	1	15,029	2

Total brands	997,974	92	730,928	80	583,243	71
Generic oxycodone extended-release tablets	—	—	57,075	6	113,969	14
Other generics	87,634	8	121,656	14	122,952	15

Total generics	87,634	8	178,731	20	236,921	29

Total net sales	$1,085,608	100%	$909,659	100%	$820,164	100%

The FDA granted Lidoderm® orphan drug status for the treatment of the pain associated with post-herpetic neuralgia, which meant, generally, that no other lidocaine-containing product could have been approved for this indication prior to March 19, 2006. While the orphan drug exclusivity period for Lidoderm® has expired, that product is covered by Orange Book-listed patents through 2015, and any party seeking approval for a generic version of Lidoderm® in spite of our patent rights would be obligated to notify us of the filing of its application with the FDA.

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

In January 2007, we received a subpoena issued by the OIG. The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%) that are focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government to provide the requested documents. At this time, we cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties that might result from an adverse outcome. However, should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal health care program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions.

Most of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development and implementation of risk minimization action plans, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.

Most of our core products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past two years, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. On June 7, 2005, we began commercial sale of our oxycodone extended-release tablets, 10mg, 20mg, 40mg and 80mg strengths, each bioequivalent versions of OxyContin®. Pursuant to a settlement agreement with Purdue, all sales of our oxycodone extended-release tablets ceased as of December 31, 2006. However, we may be subject to litigation similar to the OxyContin® suits related to our generic version of OxyContin® or any other narcotic containing product that we market.

The FDA or the U.S. Drug Enforcement Administration, or DEA, may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.

Federal, state and local governmental authorities in the United States, principally the FDA, impose substantial requirements on the development, manufacture, labeling, sale, distribution, marketing, advertising, promotion and introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The submission of an NDA or ANDA to the FDA alone does not guarantee that the FDA will grant approval to market the product. Satisfaction of FDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly.

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

We presently have three products in Phase III clinical trials and three products in Phase II clinical trials. In September 2007, we received a non-approvable letter from FDA identifying deficiencies and asking for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). We evaluated the points raised in the FDA notification, and we have determined that the appropriate course of action is to withdraw this sNDA without prejudice to refiling as afforded under 21 CFR 314.65. We notified the FDA of this withdrawal on April 7, 2008. We are continuing to evaluate development opportunities for Frova for this indication and other related indications.

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

In January 2007, following an assessment of the status of DepoDur®, we announced that we notified SkyePharma PLC, or SkyePharma, of our intent to terminate our development and commercialization agreement for this product and, in February 2007, entered into a termination agreement with SkyePharma whereby the Development and Marketing Strategic Alliance Agreement terminated in its entirety on March 31, 2007. In order to provide for the continued commercial support of the DepoDur® product and the transition of such product to SkyePharma on March 31, 2007, we provided a number of services and undertook certain activities. Specifically, we employed commercially reasonable efforts to maintain and continue all U.S. commercial activities in support of DepoDur® through March 31, 2007, and supported and/or undertook the transition of certain of our functions and activities (including third party activities) to SkyePharma that were useful and necessary for SkyePharma to assume commercial and related responsibilities for DepoDur® in the United States. All such transition services and activities were completed by March 31, 2007. During the year ended December 31, 2006, as a result of the continued lack of commercial success of DepoDur® we recorded an impairment charge of $14.8 million related to the remaining unamortized portion of our SkyePharma intangible asset.

In addition, following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not recoverable. As a result in 2006, we recorded a $16.5 million impairment charge to write down the unamortized portion of this intangible asset to its anticipated fair value. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM , we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset.

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

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, research expenses related to the development of innovative compounds and the filing of NDAs for these products are significantly greater than those expenses associated with ANDAs for generic products. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may require that we conduct additional studies, including, depending on the product, studies to assess the product’s interaction with alcohol, and as a result, we may be unable to reasonably predict the total research and development costs to develop a particular product. Indeed, on September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

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

The products for which we are developing generic versions may be claimed by their manufacturer to be protected by one or more patents. If we file an ANDA to seek FDA approval of our generic version of such a drug, we are required to certify that any patent or patents listed as covering the approved listed drug are invalid, unenforceable or will not be infringed by our generic version. Similar certification requirements apply to new drug applications filed under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, where we rely on information to which we do not have a right of reference. Once the FDA accepts our ANDA or Section 505(b)(2) NDA, we are required to notify the brand manufacturer of this fact. The brand manufacturer then has 45 days from the receipt of the notice in which to sue us for patent infringement. If it does so, the FDA is generally prevented from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in our favor (including through appeal to any federal Court of Appeals) or expiration of the patent(s).

We may be the subject of product liability claims or product recalls, and we may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Our business exposes us to potential liability risks that arise from the testing, manufacturing, marketing and sale of our products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Product liability is a significant commercial risk for us. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for us to recall products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of revenue.

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

From time to time, state Medicaid programs review our products to assess whether such products should be subject to a prior authorization process, which processes vary state-by-state but generally require physicians prescribing the products to answer several questions prior to the product being dispensed. The institution of a prior authorization process may adversely impact the sales of the related product in the state and depending on the state, may adversely affect our business and results of operations. On February 20, 2008, in connection with its Clinical Drug Review Program, the Pharmacy and Therapeutics Committee of the New York State Department of Health reviewed our product Lidoderm® and recommended that it be subject to a prior authorization process. A final decision on this matter is not expected until the second half of 2008, but there can be no assurance that such a process, or the institution thereof, in New York State or elsewhere would not have a material adverse effect on our business, financial condition and results of operations.

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

We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. We intend to defend these lawsuits vigorously. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions. Any unfavorable outcomes as a result of such litigation could have a material adverse effect on our business, financial condition or results of operations.

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

Third party manufacturers currently manufacture all of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of one or more of our products. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition or results of operations.

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

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc., or Novartis, pursuant to which Novartis has agreed to manufacture certain of our commercial products in addition to products in development. As of December 31, 2007, we are required to purchase a minimum of approximately $20 million of product from Novartis in 2008 and approximately $21 million per year thereafter through December 31, 2010.

We also have a long-term contract with Teikoku Seiyaku Co., Ltd., or Teikoku, under which Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We have agreed to purchase a minimum number of patches per year from Teikoku through 2012, representing the noncancelable portion of the Teikoku agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future set dates based on a price index defined in the Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through

2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that we have the right to terminate the Teikoku agreement after 2012, if we fail to meet the annual minimum requirement.

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

At March 31, 2008, $337.4 million of our marketable securities portfolio was invested in A, AA, and AAA rated investments in auction-rate debt securities. The $337.4 million represents our original par value investment in these securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates. Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this report, auctions for $327.4 million of original par value of our auction-rate securities have failed rendering these securities currently illiquid through the normal auction process. Of this $327.4 million, $10.0 million of original par value securities have been called at 100% of par value by the issuer with a call date of April 30, 2008. Through the date of this report, all of our auction-rate securities in which we invest remain A, AA, and AAA rated. Specifically, 3% of our auction-rate securities are A rated, 3% are AA rated and 94% are AAA rated. In addition, during the first quarter of 2008 and continuing through the date of this report, we liquidated into cash equivalents, $259.2 million of auction-rate securities. The $259.2 million equaled our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monoline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA), or AMBAC. The municipal bonds are insured by AMBAC, MBIA, or Financial Security Assurance Inc. (FSA). As of April 28, 2008, AMBAC and MBIA were rated AAA by Moody’s and Standard and Poor’s, and AA by Fitch Ratings and FSA was rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. Any ratings downgrade or potential ratings downgrade could have a material adverse effect on our business, financial condition or results of operations.

Our auction-rate securities continue to pay interest according to their stated terms. However, due to the lack of observable market prices, we are currently evaluating whether our auction-rate securities have declined in value. Based on current information, it is possible that a portion of our auction-rate securities are impaired as of March 31, 2008. If it is concluded that an impairment exists, we must evaluate if the decline in value is considered temporary or other-than-temporary. A temporary impairment will be recorded as an unrealized pre-tax loss in other comprehensive income and included as a reduction in stockholders’ equity. Although there can be no assurance, we believe that any impairment charge would be considered temporary at this time due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. At this point in time, we have the intent and ability to hold the securities over their anticipated recovery periods. Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of income. We anticipate finalizing the evaluation of our auction-rate securities portfolio prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. However, we currently expect a temporary impairment of these auction-rate securities of approximately $14 million. There can be no assurance that the temporary impairment will not exceed such amounts.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

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

Property, product liability, directors’ and officers’ and general liability insurance represent significant costs to us. Since the events of September 11, 2001, and due to recent concerns over corporate governance in the United States, corporate accounting scandals and product liability lawsuits related to pharmaceuticals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could have a material adverse effect on our results of operations and cash flows. There can be no assurance that we will be able to maintain our existing insurance policies or obtain new policies in meaningful amounts or at a reasonable cost. Any failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. Accordingly, one cannot predict our quarterly financial results based on our full-year financial guidance. We cannot predict with certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our operating results may fluctuate due to various factors including those set forth above. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance. For example, our 2008 guidance is based upon our assumptions that our sales of Lidoderm®, Opana® and Opana® ER and Frova® will grow over the course of the year, but there can be no assurance that sales of these products will grow at the rates anticipated, or at all.

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. Within the last 12 months through December 31, 2007, our stock has traded between $26.04 and $35.85 per share. The following factors, in addition to other risk factors described in this section, may cause the market price of our common stock to change:

•	FDA approval or disapproval of any of the drug applications we have submitted;

•	the success or failure of our clinical trials;

•	new data or new analyzes of older data that raises potential safety or effectiveness issues concerning our approved products;

•	competitors announcing technological innovations or new commercial products;

•	introduction of generic substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products, including Lidoderm®;

•	developments concerning our or others’ proprietary rights, including patents;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the United States and foreign countries, or announcements relating to these matters;

•	period-to-period fluctuations in our financial results;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•	litigation; and

•	economic and other external factors, including disasters and other crises.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Of the 4,336,052 shares that may be issued upon the exercise of options outstanding as of December 31, 2007, 1,795,021 are vested, currently exercisable and eligible for sale.

We have not paid, and may not pay, dividends and therefore, unless our stock appreciates in value, investors in our stock may not benefit from holding our stock.

We have not paid any cash dividends since our inception. The payment of cash dividends is subject to the discretion of our Board of Directors and will be dependent on many factors, including our earnings, capital needs and general financial condition. Further, should we enter into a new credit facility with a third party lender, it is possible that the lender would limit or restrict the payment of dividends. We anticipate that, for the foreseeable future, we will retain our earnings in order to finance investments in our business. As a result, investors in our stock may not be able to benefit from owning our stock unless the shares that these investors acquire appreciate in value.

We are exposed to risks if we are unable to comply with changes to laws affecting public companies, including the Sarbanes-Oxley Act of 2002, and also to increased costs associated with complying with such laws.

Recently enacted and any future changes to the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 in the United States, will cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. The new laws and regulations make it more expensive for us under indemnities provided by us to our officers and directors and may make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, or as executive officers. We may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services — all of which could cause our general and administrative costs to increase beyond what we currently have planned.

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

Actions that may be taken by significant stockholders may divert the time and attention of our board of directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Affiliates of D.E. Shaw & Co., L.P., which collectively beneficially own approximately 13.2 million shares of our outstanding common stock as of April 28, 2008, have sent letters to our Board of Directors suggesting, among other things, that the Company begin a process of evaluating strategic alternatives and explore a recapitalization. In addition, D.E. Shaw has conveyed to certain of our board members that it is reserving its right to seek minority representation on our Board of Directors. D.E. Shaw may, therefore, seek to solicit proxies directly from the Company’s stockholders for our 2008 Annual Meeting. The Company has recently discussed, and is continuing to discuss, with D.E. Shaw the possible nomination of an independent unaffiliated person recommended by D.E. Shaw to our Board of Directors. If a proxy contest were to be pursued by D.E. Shaw or any stockholder it could result in substantial expense to the Company and consume significant attention of our management and Board of Directors. In addition, there can be no assurance that any stockholder will not pursue actions to effect changes in the management and strategic direction of the Company, including through the solicitation of proxies from the Company’s stockholders.

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

Holders. As of April 7, 2008, we estimate that there were approximately 71 record holders of our common stock.

Dividends. We have never declared or paid any cash dividends on our capital stock. Prior to its expiration on December 21, 2006, our credit facility contained limitations and restrictions on the payment of dividends. Since these restrictions have lapsed, the payment of cash dividends is subject to the discretion of our Board of Directors and will be dependent on many factors, including our earnings, capital needs and general financial condition. Further, should we enter into a new credit facility with a third party lender, it is possible that the lender would limit or restrict the payment of dividends. We anticipate that, for the foreseeable future, we will retain our earnings in order to finance investments in our business.

Performance Graph. The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock with that of the cumulative total stockholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2002 and ending December 31, 2007. The graph assumes $100 invested on December 31, 2002 in the Company’s common stock, and in each of the comparative indices. Our historic stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2002	2003	2004	2005	2006	2007
Endo Pharmaceutical Holdings Inc.	$100.00	$251.46	$272.89	$393.04	$358.23	$346.41
NASDAQ Composite Index	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
NASDAQ Pharmaceutical Index	$100.00	$144.89	$160.46	$160.65	$163.42	$154.46

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

The Amended and Restated Certificate of Incorporation of the Company provides that the number of directors of the Company shall be not less than seven nor more than eleven, the exact number of which shall be fixed from time to the time by resolution of the Board of Directors or by a resolution adopted by holders of a majority of the Company’s Common Stock. As of April 29, 2008, the Board of Directors is currently fixed at seven members.

Directors need not be stockholders of the Company or residents of the State of Delaware. Directors are elected for a one-year term and generally hold office until the next directors have been duly elected and qualified. Directors may receive compensation for their services as determined by the Board of Directors. See “—2007 Compensation of Directors.” A vacancy on the Board, or a newly created directorship resulting from any increase in the authorized number of directors, may be filled by a majority of the directors then in office, even though less than a quorum remains. A director appointed to fill a vacancy remains a director until his or her successor is elected by the stockholders at the next annual meeting or until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal.

Between January 1, 2007 and December 31, 2007, the Board of Directors as a whole met fourteen times and acted by written consent on two occasions. All members of the Board of Directors attended more than 75% of the aggregate of all meetings of the Board of Directors and of the Committees of the Board of Directors on which they served in 2007.

Set forth below are the principal occupation and certain other information about each of the Company’s current directors as of April 29, 2008.

JOHN J. DELUCCA, 65, is currently a Director of Endo. Mr. Delucca was executive vice president and chief financial officer of the REL Consultancy Group until his retirement in 2004. Prior to that, he served as chief financial officer and executive vice president, finance & administration, of Coty, Inc., from 1999 to 2002. From 1993 to 1999, he was senior vice president and treasurer of RJR Nabisco, Inc. During his career, he also served in executive positions for Hascoe Associates, Inc., The Lexington Group, the Trump Group, International Controls Corp., and Textron, Inc. Mr. Delucca is currently a non-executive director and chairs the audit committee of ITC Deltacom. He also serves as a non-executive director, deputy chairman of the audit committee, and a member of both the nominating and governance committee and the risk review committee of British Energy PLC and a non-executive director and member of the nominating and governance committee of Tier Technologies, Inc.

MICHEL DE ROSEN, 57, is currently a Director of Endo. Mr. de Rosen is currently Chief Executive Officer of Saint-Gobain Desjonqueres in France, a position he has held since March 31, 2008. Mr. de Rosen is also currently Chairman of the Board of Directors of ViroPharma Incorporated, a position he has held since September 2002. Until March 31, 2008, in addition to serving as Chairman of the Board of Directors, Mr. de Rosen served as President and Chief Executive Officer of ViroPharma Incorporated since August 2000, and as a Director since May 2000. From 1993 to 1999, he held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Sanofi-Aventis), including Chairman and Chief Executive Officer from May 1995 until December 1999. He began his career at the French Ministry of Finance and subsequently served in several leading government positions. He also served in various executive roles in industry prior to 1993. Mr. de Rosen also is a Director of ABB Ltd.

DAVID P. HOLVECK, 62, is President, Chief Executive Officer and a Director of Endo. Prior to joining Endo in April 2008, Mr. Holveck was President of Johnson & Johnson Development Corporation and Vice President, Corporate Development of Johnson & Johnson since 2004. Mr. Holveck joined Johnson & Johnson as a company Group Chairman in 1999, following the acquisition of Centocor, Inc. by Johnson & Johnson. Mr. Holveck was Chief Executive Officer of Centocor, Inc. at the time of the acquisition. Mr. Holveck joined Centocor in 1983 and progressed through various executive positions. In 1992, he assumed the role of President and Chief Operating Officer and later that year was named President and Chief Executive Officer. Prior to joining Centocor, he had held positions at General Electric Company, Corning Glass Works and Abbott Laboratories. Mr. Holveck is a member of the Board of Trustees for The Fund for West Chester University, the Board of Directors of the Eastern Technology Council and Cleveland Clinic’s Industrial Advisory Board.

GEORGE F. HORNER III, 63, is currently a Director of Endo. Mr. Horner is the President and Chief Executive Officer of Prestwick Pharmaceuticals, Inc. He was the President and Chief Executive Officer and a member of the Board of Directors of Vicuron Pharmaceuticals Inc. from 1996 until its acquisition by Pfizer Inc. in September 2005. Prior to joining Vicuron, he was Corporate Vice President of Ligand Pharmaceuticals from 1993 to 1995. He also served in a number of executive positions during his 17 years at Abbott Laboratories from 1976 to 1993, including President, Canada; Regional Director, Latin America; General Manager, Mexico; General Manager, Southern Africa Region; and Regional Manager, Southeast Asia. Mr. Horner began his career in the pharmaceutical industry at E.R. Squibb, Inc., where he served in a number of sales and product management positions.

MICHAEL HYATT, 62, is currently a Director of Endo. Mr. Hyatt had been a director of Algos Pharmaceutical Corporation since November 1996 and became a director of Endo following its merger with Algos in July 2000. For more than five years, Mr. Hyatt has been a Senior Managing Director of Bear Stearns & Co., Inc.

ROGER H. KIMMEL, 61, is currently Chairman of the Board of Endo. Mr. Kimmel became Chairman of the Board upon the retirement of founder Carol A. Ammon on May 30, 2007. Mr. Kimmel had been a Director of Algos Pharmaceutical Corporation since July 1996 and became a Director of Endo following its merger with Algos in July 2000. Mr. Kimmel has been Vice Chairman of Rothschild Inc., an investment banking firm, since January 2001. Previously, Mr. Kimmel was a partner of the law firm Latham & Watkins for more than five years. Mr. Kimmel is also a director of Schiff Nutrition International, Inc.

CLIVE A. MEANWELL, M.D., Ph.D., 50, is currently a Director of Endo. Since July 2005, Dr. Meanwell has been the chairman and chief executive officer of The Medicines Company, a pharmaceutical company based in Parsippany, New Jersey, since 2001. From September 2001 through July 2005, Dr. Meanwell was the Executive Chairman of The Medicines Company. Previously, he served as chairman, chief executive officer and president since the inception of The Medicines Company in 1996. From 1995 to 1996, Dr. Meanwell was a partner and managing director at MPM Capital L.P., a venture capital firm. Prior to that, he held various positions of increasing scope and responsibility at Hoffman-La Roche, Inc. from 1986 to 1995, most recently as senior vice president.

Executive Officers

Set forth below are the names of, and certain biographical information regarding, current executive officers of the Company who do not serve as directors of the Company, as of April 29, 2008.

IVAN GERGEL, M.D., 47, is Executive Vice President, Research and Development as of April 29, 2008. Prior to joining Endo in April 2008, Dr. Gergel was Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., from 2005 through 2008. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest

Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his M.D. from The Royal Free Medical School of The University of London and an MBA from the Wharton School.

JOYCE N. LAVISCOUNT, 46, is Chief Accounting Officer of Endo. Prior to August 2006, Ms. LaViscount was Vice President of Financial Planning and Analysis of Endo. Prior to joining Endo, Ms. LaViscount held positions of increasing scope and responsibility at Pfizer, Inc. (formerly Pharmacia Corporation) in Peapack, New Jersey in both the pharmaceutical and consumer healthcare groups. Prior to joining Pharmacia, Ms. LaViscount held various positions at Bristol-Myers Squibb Company in Princeton, New Jersey, ranging from Senior Accountant to Senior Manager, Financial Analysis. Ms. LaViscount began her career in public accounting with Ernst & Young.

DAVID A. H. LEE, M.D. Ph.D., 58, is Chief Scientific Officer of Endo. Prior to December 2006, Dr. Lee was Executive Vice President, Research & Development and Chief Scientific Officer of Endo. Prior to joining Endo in December 1997, Dr. Lee was Executive Vice President, Research and Development for CoCensys, Inc., an emerging pharmaceuticals company based in Irvine, California, from 1992 through 1997. Prior to joining CoCensys, Dr. Lee held various positions at Solvay Pharmaceuticals in the Netherlands, ranging from head of global clinical development programs to his final position as Vice President, Research and Development. Dr. Lee received his M.D. and Ph.D. degrees from the University of London and specialized in internal medicine and gastroenterology, prior to joining the pharmaceutical industry.

CAROLINE B. MANOGUE, 39, is Executive Vice President, Chief Legal Officer and Secretary of Endo. Prior to April 2004, Ms. Manogue was Senior Vice President, General Counsel and Secretary of Endo. Prior to joining Endo in September 2000, Ms. Manogue was an Associate at the law firm Skadden, Arps, Slate, Meagher and Flom LLP since 1995.

CHARLES A. ROWLAND, JR., 49, is Executive Vice President, Chief Financial Officer of Endo. Prior to joining Endo in December 2006, Mr. Rowland was Senior Vice President and CFO of Biovail Pharmaceuticals, Inc., in Bridgewater, New Jersey. He was Chief Operating and Financial Officer for Breakaway Technologies, a management consulting company, from 2001 to 2004. His pharmaceutical industry career includes positions of increasing scope and responsibility at Pharmacia Corp., where he had global responsibility for Finance and Information Technology for the Pharmaceutical Business and financial responsibility for the Global Supply organization as Vice President, Finance Global Supply and VP Finance & IT-Global Pharma Ops; Novartis Pharmaceuticals Corp., where he was Vice President, Planning and Decision Support, and Bristol-Myers Squibb, where he served as Director of Finance.

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

Code of Conduct

The Board of Directors has adopted a Code of Conduct that applies to the Company’s directors, executives (including its chief executive officer, chief financial officer and chief accounting officer) and employees. The Code is posted on the Company’s website at www.endo.com, under “Investors-Corporate Governance.”

Common Stock Ownership Guidelines

The Board of Directors has adopted stock ownership guidelines (the “Ownership Guidelines”) both for non-employee Directors and for executive officers and senior management of the Company (collectively “Executive Management”). The Board of Directors approved the Ownership Guidelines on February 20, 2008. The Board believes that non-employee directors and Executive Management should have a significant equity position in the Company and that the Ownership Guidelines will serve to further the Board’s interest in encouraging a longer-term focus in managing the Company. The Board also believes that the Ownership Guidelines align the interests of its directors and Executive Management with the interests of stockholders and further promote Endo’s commitment to sound corporate governance. The Ownership Guidelines are posted on the Company’s website at www.endo.com, under “Investors-Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and greater-than-ten-percent stockholders (collectively, “Reporting Persons”) to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Endo securities with the SEC and the NASDAQ. These persons are also required to furnish the Company with copies of all Section 16(a) reports that they file with respect to Endo securities. Based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 2007 and written representations from certain Reporting Persons that no other reports were required, the Company believes that, all the Reporting Persons complied with all applicable filing requirements for the fiscal year ended December 31, 2007.

Committees of the Board of Directors and Related Reports

The Board of Directors has a standing Audit Committee, Compensation Committee, Nominating & Governance Committee and Transactions Committee, the respective members and functions of which are described below.

Audit Committee

The Audit Committee is responsible for overseeing the Company’s financial reporting process on behalf of the Board of Directors. In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.endo.com, under “Investors-Corporate Governance.” The charter describes the nature and scope of responsibilities of the Audit Committee.

Management of the Company has the primary responsibility for the Company’s financial reporting process, principles and internal controls as well as preparation of its financial statements. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the

Company’s financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States.

Messrs. Delucca, Horner and Kimmel currently serve as members of the Audit Committee. Between January 1, 2007 and December 31, 2007, the Audit Committee met thirteen times, including periodic meetings held separately with management, the Company’s internal auditors and the independent registered public accounting firm. The Board has elected Mr. Delucca as Chair of the Audit Committee. The Board has determined that Mr. Delucca is a “financial expert”, as defined by the U.S. Securities and Exchange Commission (the “SEC”) regulations, and he has the related financial management expertise within the meaning of the NASDAQ rules. The Board of Directors has determined that Messrs. Delucca, Horner and Kimmel are “independent” and financially literate in accordance with the criteria established by the SEC and the NASDAQ.

Audit Committee Report

The Audit Committee has reviewed and discussed the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007 with the management of the Company and Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Further, the Audit Committee has discussed with Deloitte & Touche LLP the matters required to be discussed under auditing standards generally accepted in the United States, including those matters set forth in the Statement of Auditing Standards No. 61, as amended, other standards of the Public Company Accounting Oversight Board (United States), rules of the SEC, and other applicable regulations, relating to the firm’s judgment about the quality, not just the acceptability, of the Company’s accounting principles, the reasonableness of significant judgments and estimates, and the clarity of disclosures in the consolidated financial statements.

The Audit Committee also has received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, that relate to Deloitte & Touche LLP’s independence from the Company, and has discussed with Deloitte & Touche LLP their independence from the Company. The Audit Committee has also considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with maintaining the firm’s independence. The Audit Committee has concluded that the independent registered public accounting firm is independent from the Company and its management. The Audit Committee has also discussed with management of the Company and Deloitte & Touche LLP such other matters and received such assurances from them as it has deemed appropriate.

The Committee also reviewed management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting and the independent registered public accounting firm’s report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. In addition, the Audit Committee reviewed key initiatives and programs aimed at strengthening the effectiveness of the Company’s internal and disclosure control structure. As part of this process, the Audit Committee continued to monitor the scope and adequacy of the Company’s internal auditing program.

Based on the reviews, reports and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board approved, that the Company’s audited consolidated financial statements for the year ended December 31, 2007 and management’s assessment of the effectiveness of the Company’s internal control over financial reporting be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the SEC. The Audit Committee has selected, and the Board of Directors has ratified, subject to stockholder approval, the selection of the Company’s independent registered public accounting firm for the year ended December 31, 2008.

Submitted by the Audit Committee of the Company’s Board of Directors.

Members of the Audit Committee:

John J. Delucca (Chairman)

George F. Horner, III

Roger H. Kimmel

The above Audit Committee Report does not constitute soliciting material, and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

Compensation Committee

The Compensation Committee of the Board of Directors determines the salaries and incentive compensation of the executive officers of the Company and provides recommendations for the salaries and incentive compensation of the other employees of the Company. The Compensation Committee also reviews and acts on any recommendations of the Company’s management for awards granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan and the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The current members of the Compensation Committee are Messrs. Delucca, Horner and Hyatt, each of whom is “independent” in accordance with the criteria established by the SEC and NASDAQ. The Board has elected Mr. Hyatt as Chair of the Compensation Committee. Between January 1, 2007 and December 31, 2007, the Compensation Committee met thirteen times. The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.endo.com, under “Investors-Corporate Governance.” The charter describes the nature and scope of responsibilities of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during fiscal 2007 or as of the date of this Report is or has been an officer or employee of the Company and no executive officer of the Company served on the compensation committee or board of any company that employed any member of the Company’s Compensation Committee or Board of Directors.

Nominating & Governance Committee

On December 13, 2006, the Board of Directors chartered the Nominating & Governance Committee, which is comprised of independent directors.

The Nominating & Governance Committee of the Board of Directors identifies and recommends to the Board individuals qualified to serve as directors of the Company, recommends to the Board directors to serve on committees of the Board and advises the Board with respect to matters of Board composition and procedures. The Nominating & Governance Committee also oversees the Company’s corporate governance.

The Nominating & Governance Committee will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating & Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate. The Nominating & Governance Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the Nominating & Governance Committee, a stockholder must submit the recommendation in writing and must include the following information:

•	The name of the stockholder and evidence of the person’s ownership of Company stock, including the number of shares owned and the length of time of ownership; and

•

The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company and the person’s consent to be named as a director if selected by the Nominating & Governance Committee and nominated by the Board.

The stockholder recommendation and information described above must be sent to the Secretary at Endo Pharmaceutical Holdings Inc., 100 Endo Boulevard, Chadds Ford, PA 19317, and must be received by the Secretary not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of shareholders.

Among the qualifications considered in the selection of nominees, the Nominating & Governance Committee looks at the following attributes and criteria of nominees: experience, skills, expertise, and personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating & Governance Committee considers appropriate in the context of the needs of the Board of Directors. The Nominating & Governance Committee identifies potential nominees by asking current directors and executive officers to notify the Nominating & Governance Committee if they become aware of persons meeting the criteria described above. The Nominating & Governance Committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the Nominating & Governance Committee will also consider candidates recommended by stockholders.

Once a person has been identified by the Nominating & Governance Committee as a potential candidate, the Nominating & Governance Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating & Governance Committee determines that the candidate warrants further consideration, the Chairman or a member of the Nominating & Governance Committee contacts the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Nominating & Governance Committee requests information from the candidate, reviews the person’s accomplishments and qualifications, including in light of any other candidates that the Nominating & Governance Committee might be considering, and conducts one or more interviews with the candidate. Generally, Nominating & Governance Committee members conduct additional due diligence of the candidate. The Nominating & Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, the Board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

The current members of the Nominating & Governance Committee are Messrs. de Rosen, Kimmel and Hyatt. The Board has elected Mr. Kimmel as Chair of the Nominating & Governance Committee. Between January 1, 2007 and December 31, 2007, the Nominating & Governance Committee met four times. The Board of Directors has determined that all of the members of the Nominating & Governance Committee are “independent” in accordance with the criteria established by the SEC and NASDAQ. The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.endo.com, under “Investors-Corporate Governance.”

Transactions Committee

On July 31, 2007, the Board of Directors formed a Transactions Committee to provide advice and guidance to the Company’s management in connection with the exploration of strategic acquisition and licensing opportunities as well as any overture for merger with the Company, or sale of the Company or like event. The current members of the Transactions Committee are Roger Kimmel, Michel de Rosen and George Horner. Mr. Kimmel is the Chair of the Transactions Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Roles and Responsibilities of Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies and oversee and evaluate the Company’s overall compensation structure and programs. The Compensation Committee confirms that total compensation paid to the chief executive officer, chief financial officer and those other individuals included in the Summary Compensation Table set out under the heading “Compensation of Executive Officers” is reasonable and competitive. All of these individuals are referred to as the “named executive officers”. Direct responsibilities of the Compensation Committee include, but are not limited to:

•

evaluating and approving goals and objectives relevant to compensation of the chief executive officer and other named executive officers, and evaluating the performance of the executives in light of those goals and objectives;

•	determining and recommending for approval by the Board of Directors the compensation level of the chief executive officer;

•	evaluating and approving compensation levels of the named executive officers (and certain other employees);

•	evaluating and approving all grants of equity-based compensation to the named executive officers (and certain other employees);

•	recommending to the Board compensation policies for outside directors;

•

reviewing performance-based and equity-based incentive plans for the chief executive officer, other named executive officers and certain other employees and reviewing other benefit programs presented to the Compensation Committee by management; and

•

reviewing and approving the aggregate amount of dollars, in the case of the annual incentive compensation (IC), and stock options and restricted stock units, in the case of the annual long-term incentive compensation, that is available to the Company each year (these aggregate amounts are then divided among the employees in the discretion of management based on each employee’s performance).

Responsibilities of Endo Management

Endo management is required to provide reviews and recommendations for the Compensation Committee’s consideration, and to manage the Company’s executive compensation programs, policies and governance. Direct responsibilities in this regard include, but are not limited to:

•	providing an ongoing review of the effectiveness of the compensation programs for all employees, including competitiveness, and alignment with the Company’s objectives;

•	recommending changes, if necessary to ensure achievement of all program objectives; and

•	recommending pay levels, payout and/or awards for named executive officers and certain other employees other than the chief executive officer.

The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the named executive officers.

Outside Consultants

Since June 2006, the Compensation Committee has retained the firm of Towers Perrin, an outside global human resources consulting firm, as its compensation consultant to assist in the continual development and evaluation of compensation policies and the Compensation Committee’s determinations of compensation awards. Towers Perrin is asked to provide independent, third-party advice and expertise in executive compensation issues. Towers Perrin provides the Compensation Committee with comparative market data and alternatives to consider when making compensation decisions and reviews the recommendations being made by the Company’s management for executives other than the chief executive officer. The Compensation Committee may retain other consultants and advisors from time to time. The Compensation Committee retains the ultimate responsibility for all compensation decisions.

The Company’s Executive Compensation Program Philosophy

Overall Program Objectives

The Company’s primary objective with respect to executive compensation is to design compensation programs that will align executives’ compensation with the Company’s overall business strategies and attract, motivate and retain highly qualified executives. The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals of the Company, and which aligns executives’ interests with those of the shareholders by rewarding performance in meeting or exceeding established goals, with the ultimate objective of improving shareholder value.

Accordingly, the Company provides incentives to advance the interests of shareholders and deliver levels of compensation that are commensurate with performance. Overall, the Company designs its compensation program to:

•	create a strong performance alignment with shareholders’ interests;

•	support the corporate business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results and by rewarding achievement; and

•	recruit and retain executive talent.

The Company seeks to achieve these objectives through three key compensation elements:

•	a base salary;

•	a performance-based annual cash incentive (i.e., annual cash incentive compensation (IC)); and

•

annual (and, under certain circumstances, periodic) grants of long-term, equity-based compensation (i.e., a long-term incentive), which has historically been comprised of stock options (and more recently restricted stock units) that are subject to time-based vesting requirements.

In order to enhance the Compensation Committee’s ability to carry out its responsibilities effectively, as well as ensure that the Company maintains strong links between executive pay and performance, the Compensation Committee reviews compensation information for each named executive officer which includes the following information:

•	the annual compensation and benefit values that are being offered to each executive;

•	the value of all outstanding equity awards; and

•	the value of all other compensation.

The Compensation Committee also meets with our chief executive officer and other senior management in connection with compensation matters and regularly meets in executive session with Towers Perrin but without management.

Competitive Considerations

In making compensation decisions with respect to each element of compensation, the Compensation Committee considers the competitive market for executives and compensation levels provided by comparable companies. The Compensation Committee regularly reviews the compensation practices at companies with which it competes for talent, including businesses engaged in activities similar to those of the Company, especially specialty pharmaceuticals. While we do not believe that it is appropriate to establish compensation levels based primarily on benchmarking, we believe that information regarding pay practices at other companies is nevertheless useful in two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, independent marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

The Compensation Committee believes that generally total executive compensation is targeted to fall between the median and the third quartile of compensation packages for executives in similar positions and with similar responsibilities at similar companies of comparable size. The Compensation Committee’s choice of this target percentile reflects the Company’s consideration for our shareholders’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash and equity as much as practicable.

We believe that, given the industry in which we operate and our compensation philosophy and objectives, compensation falling between the median and the third quartile of similar companies is generally sufficient to retain our current executive officers and to hire new executive officers when and as required. In setting compensation for the named executive officers, the Compensation Committee considers comparative market data requested from Towers Perrin, its compensation consultant. In gathering relevant competitive market compensation data, the Compensation Committee approved the use of a sample of mid-sized specialty pharmaceutical companies, including high-growth industry companies with similar operations as Endo and mid-sized pharmaceutical companies that participate in Towers Perrin’s compensation database.

We refer to all of these sample companies as the “Data Point Companies.” The Committee believes that Endo competes with the Data Point Companies for talent and for shareholder investment. The Data Point Companies create a range of comparative compensation values that are utilized by the Compensation Committee to confirm that salary levels and overall incentive opportunities approved by the Compensation Committee are consistent with the Company’s overall objectives. The current Data Point Companies are:

Abraxis BioScience, Inc.

Alkermes, Inc.

Allergan Inc.

Barr Pharmaceuticals Inc.

Cephalon Inc.

DURECT Corp.

Forest Laboratories Inc.

King Pharmaceuticals Inc.

Medicines Co.

Medicis Pharmaceutical Corp.

MedImmune Inc.

MGI Pharma Inc.

Millennium Pharmaceuticals Inc.

Mylan Laboratories Inc.

Sciele Pharma Inc.

Sepracor Inc.

Watson Pharmaceuticals Inc.

From time to time, the Compensation Committee re-evaluates the Data Point Companies in light of the Company’s size and business. Accordingly, the Data Point Companies may change. The Compensation Committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by the Data Point Companies. Instead, the Compensation Committee uses market comparisons as one factor in making compensation decisions. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, complexity and importance of role and responsibilities, leadership and growth potential.

Compensation Components

The three principal components of the Company’s total compensation are: base salary, cash incentive compensation (IC) and long-term equity-based incentive compensation (LTI). In allocating compensation among these elements, we believe that the majority of the compensation of our senior-most levels of management—the levels of management having the greatest ability to influence the Company’s performance—should be performance-based, while lower levels of management should receive a greater portion of their compensation in base salary.

Under our compensation structure, the mix of base salary, cash incentive compensation and long-term equity-based incentive compensation varies depending on each named executive officer’s level. Although the Company has no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation, the following was the 2007 targeted mix (as well as 2007 actual mix) of these compensation vehicles for the named executive officers:

	2007 Base Salary	2007 Incentive Compensation Target	2007 Incentive Compensation Actual	2007 Long- Term Equity Incentive Compensation Target	2007 Long- Term Equity Incentive Compensation Actual
Peter A. Lankau (1)	$606,000	$363,600	$300,000	$3,150,000	$—
Charles A. Rowland	$450,000	$225,000	$225,000	$675,000	$675,000
Nancy J. Wysenski (2)	$143,365	$78,851	$78,851	$299,970	$450,000
Caroline B. Manogue	$375,000	$187,500	$187,500	$562,500	$562,500
David A.H. Lee (3)	$209,091	$104,546	$94,091	$313,637	$282,273
Joyce N. LaViscount	$275,000	$82,500	$82,500	$165,000	$165,000

(1)	Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008. David P. Holveck joined the Company as its President & Chief Executive Officer on April 1, 2008.

(2)	Ms. Wysenski joined Endo in September 2007. Accordingly, her 2007 base salary and incentive compensation targets shown above are pro-rated. Her annual rate of pay for 2007 is $450,000, and her 2007 long-term equity incentive compensation was not pro-rated. As described in more detail below under the section titled “Employment and Change in Control Agreements; Severance Agreements”, Ms. Wysenski, our Chief Operating Officer, (i) was paid $100,000 in connection with her commencement of employment with the Company on September 7, 2007, which amount will be grossed up for tax purposes in fiscal 2008 and (ii) was granted 100,000 stock options on such date.

(3)	As described in more detail below under the section titled “Employment and Change in Control Agreements; Severance Agreements”, Dr. Lee, our Chief Scientific Officer, is eligible for long-term equity incentive compensation equal to one-hundred-and-fifty percent (150%) of his 2007 salary for services rendered in 2007 (to be awarded in 2008). Prior to this year, Dr. Lee received long-term incentive compensation by virtue of his being a member of Endo Pharma LLC (which is no longer affiliated with the Company, but which is an affiliate of Kelso & Company in which Dr. Lee has an interest), and, accordingly, he was not historically eligible for long-term equity incentive compensation from the Company.

Base Salary

Purpose. The objective of base salary is to reflect job responsibilities, value to the Company and individual performance taking into consideration market competitiveness. We seek to provide our executive officers with competitive annual base salaries in order to attract and retain them. The base salary component of our executive officer compensation program is not designed to incentivize our near-term performance (as performance-based cash bonuses are designed to do), but rather to provide the baseline level of compensation to executive officers.

Considerations. Salaries for the named executive officers are determined initially by each individual’s employment agreement, which are described under “Employment Agreements” below. These salaries and the amount of any increase over these salaries are determined by the Compensation Committee based on a variety of factors, including:

•	the nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at the Data Point Companies;

•	the expertise of the individual executive;

•	the competitiveness of the market for the executive’s services;

•	internal review of the executive’s compensation, both individually and relative to other named executive officers;

•	the recommendations of the chief executive officer (except in the case of the chief executive officer’s own compensation); and

•	individual performance of the named executive officer, which includes:

•	achievement of individual annual goals and objectives, the risks and challenges involved, and the impact of the results;

•	performance of day-to-day responsibilities;

•	increases in competencies and skill development;

•	value of their contribution to function and company goal achievement; and

•	behaviors aligned with Endo core values.

Base salaries are generally reviewed annually. In reviewing salaries, the Compensation Committee adjusts salaries from time to time to realign salaries with market levels, individual performance and incumbent experience. The Compensation Committee also considers salaries relative to those of others within the Company and may, on occasion, make adjustments to salaries or other elements of total compensation, such as incentive compensation and long-term incentive opportunities, where such an adjustment would correct a compensation imbalance, as the Compensation Committee deems appropriate.

Fiscal Year 2007 Decisions Regarding Base Salary. In October 2007, as part of the Compensation Committee’s annual review of compensation, Towers Perrin provided the Compensation Committee with a market assessment of the competitive compensation for the Company’s executive officers. This assessment included reviewing the Data Point Companies and:

•	establishing a benchmark match for each of the positions;

•	gathering and analyzing competitive compensation from relevant labor markets; and

•	developing competitive market medians of compensation for the positions.

Based on the competitive market data referred to above, the Compensation Committee developed, with the assistance of Towers Perrin, market medians of compensation for each of Endo’s compensation elements

(base salary, target annual incentive compensation, and expected value of long-term incentive compensation) and then compared each of Endo’s executive officer’s current compensation to the market median for each data sample. The data showed that Endo’s former chief executive officer, Peter A. Lankau, who announced his resignation effective March 1, 2008, was compensated below the market competitive range for base salary but that the other executive officers are compensated within fifteen percent (15%) of the median of the market competitive range for base salary. The market data and the performance of each of Endo’s executive officer are reviewed each year, and there is no guarantee that any of their compensation will be aligned with the market.

Therefore, the following changes to the base salary of the named executive officers occurred in early 2008. Effective March 1, 2008, based on each individual’s performance, Ms. LaViscount’s salary was increased to $295,625, Dr. Lee’s salary was increased to $215,364, Ms. Manogue’s salary was increased to $390,000, Mr. Rowland’s salary was increased to $468,000 and Ms. Wysenski’s salary was increased to $468,000. Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008, and accordingly was not awarded any change to his 2008 base salary.

Performance-Based Annual Cash Incentive Compensation (IC)

Purpose. The compensation program provides for an annual incentive that is performance linked. This incentive compensation, or IC, program is a short-term incentive plan that rewards achievement of annual goals and objectives. The objective of the program is to compensate individuals based on the achievement of specific goals that are intended to correlate closely with shareholder value.

Considerations. The annual cash incentive compensation includes various incentive levels based on the named executive officer’s accountability and impact on Company operations, with target award opportunities established as a percentage of base salary. Under the employment agreement for each named executive officer, a target IC bonus is established, which is determined based on all factors that the Compensation Committee deems relevant, including (but not limited to) a review of the Data Point Companies’ compensation. In fiscal 2007, these targets ranged from 30% to 50% of base salary for the Company’s named executive officers. The annual bonus process for our named executive officers involves two basic steps:

•	At the outset of the fiscal year:

Set overall Company performance goals for the year; and

•	At the end of the fiscal year:

Measure actual performance (individual and Company-wide) against the predetermined Company performance goals and individual performance measures to determine the appropriate award.

These two steps are further described below:

(1) Setting Company performance goals. Early in each fiscal year, the Compensation Committee, working with senior management sets performance goals for the Company. In fiscal 2007, the bonus determination for each named executive officer was primarily based upon the Company’s performance against these goals. The goals that were established for fiscal 2007 are discussed below under “Fiscal Year 2007 Decisions Regarding Incentive Compensation.”

In determining the extent to which the pre-set performance goals are met for a given period, the Compensation Committee exercises its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings.

(2) Measuring performance. After the end of the fiscal year, the Compensation Committee reviews the Company’s actual performance against each of the performance goals established at the outset of the year. The Compensation Committee assesses the Company’s performance as well as each named executive officer’s performance against the individual goals set at the outset of the year. This assessment allows bonus decisions to take into account each named executive officer’s personal performance and contribution during the year.

Discretion. Under the IC plan, the Compensation Committee has discretion, in appropriate circumstances (e.g., should the individual’s performance in any particular year be outstanding), to grant a lower or higher incentive payout versus target.

Fiscal Year 2007 Decisions Regarding Incentive Compensation. With respect to fiscal year 2007, the annual award for each of the named executive officers was based on the achievement of corporate goals as well as each executive officer’s individual performance. At the beginning of fiscal 2007, the Compensation Committee established performance goals for fiscal 2007, which were divided into the following categories and were weighted as follows:

• Financial Objectives, which included achieving certain total net sales and earnings per share targets, as well as targets related to product development and launches and achieving specified net sales and demand targets by product	40%

• Portfolio Development, which included adding to the Company’s current portfolio both through acquisitions and licensing transactions, in each case aligned with the strategic direction of the business, as well as through internal product development	40%

• Organizational Advancement, which included appropriately enhancing the Company’s personnel and infrastructure with a focus on improvement of core business processes and enhancing systems and controls	20%

The specific annual performance goals reflect the Company’s confidential operating plan and information, reflecting the Company’s confidential planning process, and, accordingly, to disclose these goals publicly would cause significant competitive harm to the Company.

These performance goals are intended to be challenging and ambitious but also realistic enough to be reasonably attainable given a very concerted effort on the part of the Company’s named executive officers in consideration of conditions and trends. In the past three fiscal years the named executive officers achieved performance goals at target or slightly below target levels. For 2007, a 95% incentive pool target was granted by the Compensation Committee (for both IC and long-term equity-based incentive).

The Compensation Committee reviewed the Company’s achievement of the financial and other objectives set forth above as well as each named executive officer’s contributions and awarded the named executive officers the bonus amounts set forth in the Summary Compensation Table.

Specifically, each of the following named executive officers received incentive compensation for 2007 performance equal to the following, expressed as a percentage of the IC targets set forth in their respective employment agreements, each in effect on December 31, 2007: Mr. Lankau, Chief Executive Officer—82.5%; Ms. LaViscount, Chief Accounting Officer—100%; Dr. Lee, Chief Scientific Officer—90%; Ms. Manogue, Chief Legal Officer—100%; Mr. Rowland, Chief Financial Officer—100%; and Ms. Wysenski, Chief Operating Officer— 100%. Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008. These percentages reflected the Compensation Committee’s judgment as to the extent to which applicable targets were met.

See also below under the heading “Post-Termination Benefit” that under employment agreements each named executive officer will be entitled to cash incentive compensation as a percentage of salary.

Long-term Equity-Based Incentive Compensation

Purpose. The long-term incentive program provides an annual award (and, under certain circumstances, a periodic award) that is performance based. The objective of the program is to align compensation for named executive officers over a multi-year period directly with the interests of shareholders of the Company by motivating and rewarding creation and preservation of long-term shareholder value. The level of long-term incentive (LTI) compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to named executive officers and the goals of the compensation program described above. Currently, long-term incentive awards are equity based.

Stock Options. The Company’s long-term incentive compensation has historically taken the form of stock option awards. Stock options (which have exercise prices equal to the closing price on the date of grant) reward named executive officers only if the stock price increases.

The long-term incentive program calls for stock options to be granted with exercise prices of not less than the closing price of the Company’s common stock as quoted on the NASDAQ on the date of grant and generally to vest ratably over four years, based on continued employment. The Compensation Committee will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events permitted by the relevant plan) without shareholder approval. New option grants to named executive officers normally have a term of ten years.

Restricted Stock Units. Beginning with grants made in 2008 relating to 2007 performance, the Compensation Committee determined to reduce the number of shares underlying stock option grants (determined using the Black-Scholes valuation method) and add a grant of time-based restricted stock units (RSUs) for a lesser number of shares based on the closing price of our common stock on the NASDAQ on the date of grant. Each RSU represents the right to receive one (1) share of Company common stock as of the date of vesting. The Company believes that a combination of stock options and RSUs will more closely equate the value of the benefit received by the recipient to the accounting expense of the benefit to the Company. The Company also believes that the resulting blend of options and RSUs will more accurately reflect the pattern of equity-based awards that prevails in the Data Point Companies and in the external market generally. For 2008 grants, the targeted mix of options and RSUs for the named executive officers’ LTI was 75% options and 25% RSUs. For all employees in the Company, the targeted mix for 2008 grants is as follows:

Vehicle	Named Executive Officers & Senior Vice Presidents	Vice Presidents & Directors	Managers & Other Employees
Stock Options	75% of Total LTI	50% of Total LTI	Not Offered
Restricted Stock Units	25% of Total LTI	50% of Total LTI	100% of Total LTI

Considerations. The Company believes that the most effective means to encourage long-term performance by our named executive officers is to create an ownership culture. This philosophy is implemented through the granting of equity-based awards that vest based on continued employment. The long-term incentive program, which currently consists of equity based awards, is designed to set up a future reward structure so that employees who have an impact on the Company’s performance share in the results of that impact. The long-term incentive pool is established annually based on company achievement of goals and objectives, and can vary significantly from year to year. All Company employees are eligible to receive long-term incentive, although long-term incentives are allocated most heavily to:

•	Reward consistently high performing individuals who we expect will drive the future value of the company;

•	Reward individuals at all levels who have high impact relative to the expectations of their role; and

•	Retain individuals who have skills critical to the long-term success of the Company and who exemplify core value behavior.

Timing of Grants. Annual grants of stock options and RSUs to our named executive officers are made at a regularly scheduled meeting of the Board of Directors held during the first quarter of each year, and the grant date is the date of that meeting. The Compensation Committee may also make occasional grants during the year to employees of the Company. These grants are typically associated with promotions and hiring, and are typically made on the effective date of the promotion or the first day of work.

On September 6, 2007, upon the commencement of Ms. Wysenski’s employment with the Company, she was granted 100,000 stock options. These stock options were issued under the Company’s 2004 Stock Incentive Plan, and will vest ratably over a four-year period, one-fourth per year on each of the first four anniversaries of the date of grant, provided Ms. Wysenski remains employed by the Company.

On January 25, 2008, the Board of Directors approved a one-time special grant of stock options to three of our executive officers in connection with the resignation of Mr. Lankau and the resulting increase in responsibility for each of these individuals and in order to retain these individuals. Specifically, each of the following named executive officers received stock options on January 25, 2008: Ms. Manogue (50,000 stock options), Mr. Rowland (75,000 stock options) and Ms. Wysenski (75,000 stock options). The grant price for all stock option grants is the closing price of our common stock as quoted on the NASDAQ on the date of grant. These stock options will vest 50% per year on January 25, 2009 and January 25, 2010, and upon termination of employment, these options will be treated in accordance with the 2007 Stock Incentive Plan; provided, however, that upon termination of any of these executive’s employment with the Company (i) by the Company without Cause or (ii) by the executive officer for “good reason” (in each case as such terms are defined in the respective executive’s employment agreement), all of these options including any previously unexercisable portions thereof shall become fully vested and exercisable as of the date of such termination of employment and shall remain exercisable for a period of one (1) year from and including the date of termination of employment and shall terminate thereafter.

Periodic Review. The Compensation Committee intends to review both the annual incentive compensation program and the long-term incentive program annually to confirm that their key elements continue to meet the objectives described above.

Fiscal Year 2007 Decisions Regarding Long-Term Equity-Based Incentive Program. In fiscal 2007, the Compensation Committee awarded long-term compensation for named executive officers pursuant to the program described above resulting in the awards of stock options identified in the Summary Compensation Table, the Stock Option Awards Table and the Long-Term Incentive Performance Based Awards Table.

In determining the annual grants of long-term incentive to the named executive officers, the Compensation Committee considered any pre-existing contractual requirements, market data on total compensation packages, the value of long-term incentive grants at the Data Point Companies, total shareholder return, share usage and shareholder dilution and, except in the case of the award to the chief executive officer, the recommendations of the chief executive officer.

Taking into account the above factors, each of the following named executive officers received long-term incentive compensation (consisting of stock options and RSUs) in the proportions described above in February 2008 for 2007 performance equal to the following, expressed as a percentage of the targets set forth in their respective employment agreements, each as in effect on December 31, 2007: Ms. LaViscount, Chief Accounting Officer—100%; Dr. Lee, Chief Scientific Officer—90%; Ms. Manogue, Chief Legal Officer—100%; Mr. Rowland, Chief Financial Officer—100%; and Ms. Wysenski, Chief Operating Officer-— 100%. Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008, and, accordingly, did not receive long-term incentive compensation in 2008.

Benefits and Perquisites

The Company’s current practice is to limit use of perquisites. In 2007, other than as described below, the only perquisites provided to the named executive officers were financial planning services, use of a company car and term life insurance. Under the terms of her original employment agreement with the Company, the Company provided Ms. Manogue a rental house in the Chadds Ford, Pennsylvania area. This perquisite was offered to Ms. Manogue to facilitate her move to Pennsylvania from New York City. The Compensation Committee agreed to continue this benefit through the term of the lease for this rental property, which concluded in May 2007, after which time, this benefit terminated. In connection with Mr. Rowland’s joining the Company as our chief financial officer in December 2006, the Company agreed to provide him with a relocation allowance of up to $75,000 to cover documented and reasonable moving expenses that are incurred within twelve (12) months of December 6, 2006. An additional sum of $75,000 to cover any realtor’s fees incurred by Mr. Rowland in connection with his relocation to the Chadds Ford, Pennsylvania area will also be paid by the Company. Mr. Rowland was also eligible for temporary living expense reimbursement, to be approved by the Company, for up to twelve (12) months after December 6, 2006. All such sums must be repaid to the Company in the event Mr. Rowland voluntarily terminates his employment within eighteen (18) months of December 6, 2006. In connection with Ms. Wysenski’s joining the Company as our chief operating officer in September 2007, the Company agreed to provide her with a relocation allowance of up to $75,000 to cover documented and reasonable moving expenses that are incurred within twelve (12) months of September 7, 2007. Ms. Wysenski is also eligible for temporary living expense reimbursement, to be approved by the Company, for up to twelve (12) months after September 7, 2007. Additionally, should her employment status materially change involuntarily during her first twelve months of employment, she will be eligible for a one-time reverse relocation bonus of $75,000. All such sums must be repaid to the Company in the event Ms. Wysenski voluntarily terminates her employment within eighteen (18) months of September 7, 2007. Finally, Ms. Wysenski was paid $100,000 in connection with her commencement of employment with the Company on September 7, 2007, which amount will be grossed up for tax purposes in fiscal 2008.

Total Compensation

In making decisions with respect to any element of a named executive officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the officer, including salary, annual IC bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for named executive officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Compensation Committee’s goal is to award compensation that is competitive.

Payments by Endo Pharma LLC to Carol A. Ammon

Endo Pharma LLC, a limited liability company that had at one point held a majority of our common stock (but that is no longer affiliated with us), and in which affiliates of Kelso & Company have a controlling interest and in which a certain member of management has an interest, advised our Board of Directors that, in connection with its eventual winding up, it would make a special allocation to Ms. Carol Ammon, our Chairman of the Board (until May 30, 2007) and former Chief Executive Officer, of approximately $22 million, with a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options of approximately 0.8 million shares under the Endo Pharma LLC stock option plans. These 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006 at an exercise price of $2.42 per share. Endo Pharma LLC paid the remaining portion of the allocation, in an amount of $1.8 million, to Ms. Ammon in 2007.

Post-Termination Benefits

Retirement Benefits. In December 2007, the Board of Directors approved the establishment, effective as of January 1, 2008, of two executive retirement programs: the 401(k) Restoration Plan and the Executive Deferred Compensation Plan, each of which are described below.

401(k) Restoration Plan

The purpose of the 401(k) Restoration Plan (Parity Plan) is to provide eligible employees with the opportunity to defer a portion of their compensation on a tax-favored basis in parity with the tax benefit provided under the qualified 401(k) plan. The 401(k) Parity Plan allows eligible employees whose compensation exceeds the Internal Revenue Code Section 401(a)(17) amount (or other criteria set by the Compensation Committee), including named executive officers, to defer eligible pay and receive company matching contributions after such individual’s compensation has exceeded the earnings maximum in the Company’s existing qualified 401(k) plan. The amount in any individual’s 401(k) Parity Plan account will be paid to such individual at termination of employment. Actual 401(k) Parity Plan participation will begin when an executive’s total cash compensation exceeds the Internal Revenue Code earnings limit for the qualified 401(k) ($230,000 for 2008). Individuals who elect to defer their eligible pay under the 401(k) Parity Plan will defer federal and state (to the extent allowed by state law) taxes until the account is paid to the individual.

Executive Deferred Compensation Plan

In December 2007, the Board of Directors approved the establishment of the Executive Deferred Compensation Plan, which permits executives to elect to defer up to 100% of the portion of the following year’s long-term incentive compensation that is in the form of restricted stock units (RSUs). The RSUs will vest while deferred. The 2008 grant of RSUs to executives will vest 50% in 2010 and 50% in 2012. It is anticipated that future grants will vest on the fourth anniversary of the grant date.

Deferral of the RSUs defers federal and state (as allowed under state laws) taxes on the compensation when the RSUs vest. The compensation is deferred until the deferred RSUs are settled in stock. The RSUs may be deferred to the earlier of termination or to a certain date from two to ten years after January 1 of the year of the grant. The value of the compensation an executive receives upon the stock delivery is based on the value of the Company’s common stock on the date the deferral is delivered to the executive, and the executive will be responsible for the federal and state taxes at that time. To date, no current executive officer has made an election to defer.

The Executive Deferred Compensation Plan also allows an executive to defer up to 50% of his or her annual cash incentive compensation award. When an executive makes his or her irrevocable election to defer cash incentive compensation, he or she also elects the time at which to receive payment of the deferral and the form of the payment. An individual may choose to defer the cash incentive compensation to a certain date from two to ten years after January 1 of the year of the grant or to termination of employment, whichever is earlier, and may choose to have the deferral paid in a lump sum or two to ten installments payments.

Employment and Change in Control Agreements; Severance Agreements

For many years, the Company has followed the practice of entering into a written employment agreement with each of its named executive officers. On December 19, 2007, the Company entered into amended and restated employment agreements with each of our named executive officers. On March 12, 2008 the Company announced that David P. Holveck had been named the Company’s President and Chief Executive Officer, with effect from April 1, 2008. The Company entered into an employment agreement with Mr. Holveck as of April 1, 2008.

The purpose of these agreements is to aid retention and recruitment and to encourage continued attention and dedication to assigned duties during periods of uncertainty in connection with a possible change in control transaction.

With the exception of Mr. Holveck’s employment agreement, each of these employment agreements has a rolling twenty-four month employment period commencing each day after January 1, 2008 and ending on the twenty-four month anniversary of such day (the “Employment Period”), unless either the Company or the named executive officer elects to terminate his or her Employment Agreement. Each Employment Agreement sets forth the annual salary of the respective named executive officer, which is, in each case, subject to annual reviews, at the discretion of the Compensation Committee.

Each named executive officer will be paid cash incentive compensation in an amount equal to a set percentage of his or her annual salary for each fiscal year (or such lesser or greater (not to exceed two hundred percent of the salary for such fiscal year) amount as is recommended in good faith and approved by the Compensation Committee) if the Company achieves certain performance targets set by the Compensation Committee for such fiscal year. The target cash incentive target for each named executive officer as contained in their respective employment agreement is set forth below:

Named Executive Officer	Target Incentive Compensation (IC)

Peter A. Lankau*	60% of his annual salary

Nancy J. Wysenski	55% of her annual salary

Charles A. Rowland	50% of his annual salary

Caroline B. Manogue	50% of her annual salary

David A.H. Lee	50% of his annual salary

Joyce N. LaViscount	30% of her annual salary

*	Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008. On March 12, 2008 the Company announced that David P. Holveck had been named the Company’s President and Chief Executive Officer, with effect from April 1, 2008.

Each named executive officer is eligible to earn as additional compensation for the services to be rendered pursuant to his or her employment agreement, long-term equity incentives (LTI) in an amount approved by the Compensation Committee.

Each of the named executive officers is eligible to earn as additional compensation the long-term equity incentives set forth in the following table equal to a set percentage of his or her annual salary for each fiscal year (or such lesser or greater percent of the salary for such fiscal year as is as is recommended in good faith by the chief executive officer and approved by the Compensation Committee):

Named Executive Officer	Target Long-Term Incentive Compensation (LTI)

Peter A. Lankau	**

Nancy J. Wysenski	200% of her annual salary

Charles A. Rowland	150% of his annual salary

Caroline B. Manogue	150% of her annual salary

David A.H. Lee	150% of his annual salary

Joyce N. LaViscount	60% of her annual salary

**	Mr. Lankau’s employment agreement provides that he shall be eligible to earn long-term compensation for services rendered in 2007 equal in value to $3,150,000 (or such lesser or greater amount as is approved by the Compensation Committee). However, Mr. Lankau announced his resignation on January 28, 2008, effective March 1, 2008, and accordingly, did not receive long-term compensation for services rendered in 2007.

If any named executive officer terminates his or her employment agreement for good reason or if the Company terminates him or her without cause, the Company will (i) pay a lump sum equal to two times (one times for Ms. LaViscount) his or her then current salary and target incentive compensation for the fiscal year in which the termination is effective and (ii) continue to provide such named executive officer with medical and life insurance benefits for twenty-four (24) months (twelve (12) months for Ms. LaViscount). If a named executive officer is terminated other than for cause within twenty-four (24) months of a change in control, then such named executive officer (including Ms. LaViscount) will be entitled to receive (x) a lump sum payment equal to two times the sum of (1) such named executive officer’s then current salary plus (2) the higher of (a) such named executive officer’s target incentive compensation for the fiscal year during which the termination is effective or (b) such named executive officer’s incentive compensation for the fiscal year immediately preceding the year in which the termination is effective, plus (y) medical and life insurance benefits for a period equal to twenty-four (24) months after the date on which the termination is effective. Each named executive officer’s employment agreement contains a non-compete provision. Finally, Dr. Lee’s Employment Agreement is based on a work week of not more on average than twenty (20) hours per week.

Deductibility Cap on Executive Compensation and Company Policy on Parachute Payments

The federal income tax laws limit the deductibility of certain compensation paid to the Chief Executive Officers and the four most highly compensated executives required to be reported in the Summary Compensation Table (the “covered employees”) in excess of the statutory maximum of $1 million per covered employee. The Compensation Committee considers the applicable rules regarding deductibility when making awards, but reserves the right to make nondeductible payments when it deems appropriate. Each of the named executive officer’s employment agreement provides that, if any of the payments or benefits received or to be received by the executive (including any payment or benefits received in connection with a change of control or the executive’s termination of employment) will be subject to the excise tax under Section 4999 of the Internal Revenue Code for excess parachute payments, then the Company will pay to the executive an additional amount (for excise tax gross-up) such that the net amount retained by the executive, after deduction of any excise tax on and any federal, state and local income and employment taxes and after taking into account the phase out of itemized deductions and personal exemptions attributable to this payment, shall be equal to the total payments the executive would have otherwise received. An excess parachute payment is generally a change in control payment in excess of one times the average of the officer’s taxable W-2 income for the five years prior to the change in control (base amount), and generally only results if the change in control payment exceeds 2.99 times the base amount. Excess parachute payments, including any excise tax gross-up payments, are non-deductible to the Company under Section 280G of the Internal Revenue Code.

Recovery of Compensation

Although the Company does not have a formal policy relating to repayment of performance and other incentive based awards in the event of a restatement of its financial results, if the Company’s financial results were to be materially restated, the Compensation Committee would review the circumstances surrounding the restatement and determine whether to seek repayment of any such awards determined by the Compensation Committee to have been inappropriately received by the executive.

Peter A. Lankau Resignation; Appointment of David P. Holveck

On January 28, Peter A. Lankau announced his resignation as President and Chief Executive Officer of the Company effective March 1, 2008. He has also resigned from the Company’s Board of Directors effective January 28, 2008. In connection with Mr. Lankau’s resignation, the Company and Mr. Lankau entered into a separation agreement that provides Mr. Lankau with the payments and benefits which he would have been entitled to receive under his existing employment agreement had he been terminated by the Company, as well as accelerated vesting of 6,379 stock options originally granted on August 11, 2004 and 125,000 stock options originally granted on April 27, 2005. The remaining 256,250 stock options were unvested on March 1, 2008 and lapsed in accordance with their terms.

On March 12, 2008 the Company announced that David P. Holveck had been named the Company’s President and Chief Executive Officer, with effect from April 1, 2008. Mr. Holveck was appointed to the Company’s Board of Directors on March 25, 2008 to fill the vacancy created by Mr. Lankau’s resignation.

In connection with Mr. Holveck’s appointment as President and Chief Executive Officer, the Company entered into an executive employment agreement with Mr. Holveck, effective as of April 1, 2008. The initial term of Mr. Holveck’s agreement is three years and renews automatically for successive one-year periods unless 120 days’ notice of non-renewal is given by either party.

Under the terms of his employment agreement, Mr. Holveck is entitled to a base salary of $800,000 and an annual cash performance bonus with a target of 80% of salary and a maximum bonus of 200% of his base salary, as recommended and approved by the Compensation Committee, if the Company and Mr. Holveck achieve certain performance targets set by the Compensation Committee. Mr. Holveck received an initial grant of 46,088 restricted stock units on April 1, 2008 with approximately 86% vesting on the third anniversary of grant and approximately 14% vesting on the fourth anniversary of grant, in each case provided that Mr. Holveck is still employed by the Company on the applicable vesting dates. Mr. Holveck also received an initial grant of 188,632 stock options on April 1, 2008, vesting ratably over 4 years, based on continued employment by Mr. Holveck on the applicable vesting dates. The vesting of these equity awards accelerates in the event of Mr. Holveck’s death or disability or termination without cause or for good reason (as such terms are defined in Mr. Holveck’s employment agreement).

Mr. Holveck is entitled to those other employee benefits, perquisites, reimbursement of expenses and vacation as are available to other senior executives of the Company.

Mr. Holveck’s employment agreement provides that on termination without cause or for good reason, including during the 24-month period following a change in control, Mr. Holveck will be entitled to a prorated bonus for year of termination (based on actual results), severance in an amount equal to two times the sum of his base salary and target bonus, and continuation of health and life insurance benefits for two years following termination. Receipt of this severance is conditioned on Mr. Holveck’s release of claims against the Company. Payments upon death or disability include a prorated bonus for the year of termination (based on actual results), and, in the event of disability, 24 months of salary continuation offset by disability benefits.

Mr. Holveck’s employment agreement also provides that Mr. Holveck will receive an additional payment to reimburse him for any excise tax imposed pursuant to section 4999 of the Internal Revenue Code, together with amounts for any additional taxes incurred by reason of such payment.

Mr. Holveck’s employment agreement also obligates Mr. Holveck not to solicit employees of the Company to cease employment for 24 months and not to compete with the Company for 18 months following termination of employment, and to adhere to covenants relating to non-disparagement, and cooperation in any investigations and litigation.

Compensation Committee Report on Executive Compensation

The Compensation Committee reviewed and discussed with the Company’s management the Compensation Discussion and Analysis included herein. In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders, each of which will be filed with the Securities and Exchange Commission.

Submitted by the Compensation Committee of the Company’s Board of Directors.

Members of the Compensation Committee:

Michael Hyatt (Chairman)

John J. Delucca

George F. Horner, III

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth, the cash and non-cash compensation paid to or earned by our Chief Executive Officer, Chief Financial Officer and the other four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for the fiscal year ending December 31, 2006 and December 31, 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Peter A. Lankau (4)	2007	$606,000	$—	$2,954,930	$300,000	$121,902	$3,982,832
President & Chief Executive Officer	2006	$519,500	$—	$2,583,200	$220,788	$3,059,086	$6,382,574	(5)
Nancy J. Wysenski (6) (7)	2007	$143,365	$144,899	$119,097	$78,851	$23,797	$510,009
Chief Operating Officer
Charles A. Rowland, Jr. (8) (9)	2007	$450,000	$—	$443,247	$225,000	$133,705	$1,251,952
Executive Vice President, Chief Financial Officer and Treasurer	2006	$32,596	$225,000	$30,359	$—	$105	$288,060
Caroline B. Manogue	2007	$375,000	$—	$782,941	$187,500	$154,198	$1,499,639
Executive Vice President, Chief Legal Officer and Secretary	2006	$365,468	$—	$676,919	$168,115	$6,152,731	$7,363,233	(5)
Joyce N. LaViscount	2007	$275,000	$—	$336,064	$82,500	$37,472	$731,036
Vice President, Chief Accounting Officer	2006	$224,480	$—	$152,924	$74,750	$12,145	$464,299
David A.H. Lee, M.D., Ph.D. (10)	2007	$209,091	$—	$0	$94,091	$52,699	$355,881
Chief Scientific Officer	2006	$404,431	$—	$0	$153,688	$64,241	$622,360

(1)	The amounts shown in this column represent the compensation expense for each executive’s awards under FAS 123(R), including a portion of the value of option awards made in prior years, since expense is recognized ratably over a four-year requisite service period (but disregarding estimates of forfeitures for service-based vesting). See notes to our audited financial statements included in our 2007 and 2006 Annual Report on Form 10-K for the assumptions we used in valuing and expensing these option awards in accordance with FAS 123(R).

(2)	The amounts shown in this column represent cash amounts earned pursuant to the Company’s incentive compensation plan with respect to 2007 and 2006 performance, respectively. These amounts were awarded by the Committee on February 21, 2008 and February 21, 2007, respectively.

(3)	The amounts shown in this column for 2007 include the items summarized in the table below:

Name	Year	Perquisites & Other Personal Benefits(a)	Registrant Contributions to Defined Contribution Plans(b)	Life Insurance Premiums(c)	Tax Reimbursements (d)	Other (e)
Peter A. Lankau	2007	$36,325	$13,500	$1,090	$25,031	$45,956
Nancy J. Wysenski(f)	2007	$10,310	$6,750	$—	$6,737	$—
Charles A. Rowland, Jr.	2007	$72,700	$13,500	$—	$47,505	$—
Caroline B. Manogue	2007	$56,780	$13,500	$260	$37,272	$46,386
Joyce N. LaViscount	2007	$10,784	$13,500	$690	$7,498	$5,000
David A.H. Lee, M.D., Ph.D.	2007	$22,305	$12,546	$1,980	$15,868	$—

(a)

Mr. Lankau received $10,473 for financial planning services, $23,329 for car allowance and related costs and $2,523 for spousal travel allowance. Ms. Wysenski received $8,280 for relocation allowance and $2,030 for car allowance and related costs. Mr. Rowland received $46,120 for relocation allowance, $15,464 for financial planning services and $11,116 for car allowance and related costs. Ms. Manogue received $32,619 for housing allowance, $14,650 for car allowance and related costs and $9,511 for financial planning services. Ms. LaViscount received $10,784 for car allowance and related costs. Dr. Lee received $9,322 for financial planning services and $12,983 for car allowance and related costs.

(b)	Represents the employers’ matching contribution to the Company’s Savings and Investment (401(k)) Plan.

(c)	Represents annual premiums paid by the Company for executive term life insurance policies. Such policies have also been purchased as of January 1, 2008 for Ms. Wysenski and Mr. Rowland.

(d)	The amounts shown in this column represent the reimbursement of taxes associated with perquisites and other benefits.

(e)	The amounts shown in this column represent payment for accrued but unused vacation days. All Company employees that maintained a balance of accrued but unused vacation days as of December 31, 2006, were eligible for such payment.

(f)	The Company expects to provide an additional payment in 2008 to offset taxes associated with Ms. Wysenski’s signing bonus.

(4)	Mr. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. He also resigned from the Company’s board of directors effective January 28, 2008.

(5)	2006 amounts shown include cash awards made by Endo Pharma LLC in April 2006 to each of Mr. Lankau and Ms. Manogue in the amount of $3 million and $6 million respectively, in recognition of their significant past contributions to Endo’s success. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest.

(6)	Ms. Wysenski joined Endo in September 2007. Her annual rate of pay for 2007 is $450,000.

(7)	Ms. Wysenski received a $100,000 signing bonus in September 2007 upon joining the Company plus a $44,899 additional bonus to recognize her contributions in 2007.

(8)	Mr. Rowland was paid a cash award of $225,000 for 2006 in connection with his commencement of employment with the Company: this payment was in lieu of an award under the Incentive Compensation Plan in 2007 and was paid on March 13, 2007.

(9)	Mr. Rowland joined Endo in December 2006. His annual rate of pay for 2006 was $450,000.

(10)	Dr. Lee’s salary was reduced to $209,091 based on his part-time employment agreement beginning in 2007.

The employment agreements, short-term and long-term incentive compensation plans and awards, explanation of amount of salary and bonus in proportion to total compensation, and other elements of the Summary Compensation Table are discussed at length in the Compensation Discussion and Analysis above.

2007 Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to named executive officers during the fiscal year ended December 31, 2007:

Name	Grant Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options(#)(3)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock & Option Awards(4)
		Threshold ($)	Target ($)	Maximum ($)
Peter A. Lankau(5)		$0	$363,600	$1,212,000
21-Feb-07					175,000	$30.55	$2,661,978
Nancy J. Wysenski (6)		$0	$78,851	$286,730
06-Sep-07					100,000	$32.09	$1,500,010
Charles A. Rowland, Jr.(7)		$0	$225,000	$900,000
Caroline B. Manogue		$0	$187,500	$750,000
21-Feb-07					42,279	$30.55	$643,119
David A.H. Lee, M.D., Ph.D.		$0	$104,546	$418,182
Joyce N. LaViscount		$0	$82,500	$550,000
21-Feb-07					12,402	$30.55	$188,651

(1)	The grant date of all awards is the date of the Board of Directors action in which such award is approved.

(2)	The amounts shown in these columns represent the range of Incentive Compensation Plan payouts targeted for 2007 performance as described in the section titled “Performance-Based Annual Cash Incentive Compensation (IC)” in the Compensation Discussion and Analysis above. There is no threshold for this award. The bonus payment for 2007 performance has been made according to the metrics described, and is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(3)	These options were granted in 2007 based on the Company’s 2006 long-term incentive compensation payout. The 2007 equity incentive payout was made in February 2008 and is shown in more detail below:

Name	2007 Long-Term Equity Incentive Compensation: Number of Securities Underlying Stock Options (#)	Exercise or Base Price of Option Awards ($ / Sh) (a)	2007 Long- Term Equity Incentive Compensation: Restricted Stock Units (RSU)(#)	Grant Date Fair Value of RSU & Option Awards(b)
Peter A. Lankau	—	—	—	—
Nancy J. Wysenski	32,577	$25.19	4,466	$450,000
Charles A. Rowland, Jr.	48,866	$25.19	6,699	$675,000
Caroline B. Manogue	40,722	$25.19	5,583	$562,500
Joyce N. LaViscount	7,963	$25.19	3,275	$165,000
David A.H. Lee, M.D., Ph.D.	20,435	$25.19	2,801	$282,273

(a)	The exercise price is equal to the closing price on the date of grant, which was February 21, 2008.

(b)

The amounts shown in this column include the fair value under FAS 123(R) of the 2007 option awards on the date of grant determined using the Black-Scholes valuation model. Although the fair value of executive stock option grants listed above has been determined in accordance with the applicable accounting standards, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On January 25, 2008, the Board of Directors approved a one-time special grant of stock options to three of our named executive officers in connection with the resignation of Mr. Lankau and the resulting increase in responsibility for each of these individuals. Specifically, each of the following named executive officers received stock options on January 25, 2008: Ms. Manogue (50,000 stock options), Mr. Rowland (75,000 stock options) and Ms. Wysenski (75,000 stock options). The exercise price for these stock option is the closing price of a share as quoted on the NASDAQ on the date of grant. These stock options will vest 50% per year on January 25, 2009 and January 25, 2010, and upon termination of employment, these options will be treated in accordance with the 2007 Stock Incentive Plan; provided, however, that upon termination of any of these executive’s employment with the Company (i) by the Company without Cause or (ii) by the executive officer for “good reason” (in each case as such terms are defined in the respective executive’s employment agreement), all of these options including any previously unexercisable portions thereof shall become fully vested and exercisable as of the date of such termination of employment and shall remain exercisable for a period of one (1) year from and including the date of termination of employment and shall terminate thereafter.

(4)	The amounts shown in this column represent the fair value under FAS 123(R) of awards granted in 2007 valued on the date of grant (even if not yet vested) determined using the Black-Scholes valuation model. Although the fair value of executive stock option grants listed above has been determined in accordance with the applicable accounting standards, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

(5)	Mr. Lankau resigned as President and CEO of the Company effective March 1, 2008.

(6)	As described in more detail under the section titled “Compensation Discussion and Analysis—Employment and Change in Control Agreements; Severance Agreements”, Ms. Wysenski, our Chief Operating Officer, received 100,000 stock options in connection with the commencement of her employment with the Company on September 6, 2007.

(7)	As described in more detail under the section titled “Compensation Discussion and Analysis—Employment and Change in Control Agreements; Severance Agreements”, Mr. Rowland, our Chief Financial Officer, was paid $225,000 in connection with his commencement of employment with the Company on December 6, 2006; this payment was in lieu of an award under the incentive compensation plan for 2006 performance and was paid on March 13, 2007. Also on December 6, 2006, Mr. Rowland was granted (i) 100,000 stock options and (ii) in lieu of a 2006 option year grant (to have been granted in 2007), additional stock options valued at $250,000, with all such options valued with reference to the closing market price on December 6, 2006. Mr. Rowland’s 2007 equity and non-equity incentive plan targets are discussed in more detail under the section titled “Compensation Discussion and Analysis—Employment and Change in Control Agreements; Severance Agreements.”

See the Compensation Discussion and Analysis above regarding the material terms, determining amounts payable, vesting schedule and other material conditions of these grants.

Outstanding Equity Awards at December 31, 2007

The following table summarizes the number of securities underlying outstanding plan awards for the named executive officers during the year ended December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#) (1)		Option Exercise Price ($)	Option Expiration Date
Peter A. Lankau	—	175,000	(2)	$30.55	21-Feb-2017
	62,500	187,500	(2)	$28.61	14-Feb-2016
	125,000	125,000	(3)	$20.22	27-Apr-2015
	19,138	6,379	(3)	$16.47	11-Aug-2014
	300,000	—		$15.24	05-Aug-2013
	89,999	—		$9.17	19-Sep-2012
Nancy J. Wysenski	—	100,000		$32.09	6-Sep-2017
Charles A. Rowland, Jr.	29,088	87,263		$28.27	06-Dec-2016
Caroline B. Manogue	—	42,279		$30.55	21-Feb-2017
	32,500	97,500		$28.61	14-Feb-2016
	15,441	5,147		$16.47	11-Aug-2014
	70,000	0		$15.24	05-Aug-2013
Joyce N. LaViscount	—	12,402		$30.55	21-Feb-2017
	12,500	37,500		$32.99	10-Aug-2016
	3,025	9,072		$28.61	14-Feb-2016
	1,347	448		$16.47	11-Aug-2014
	3,859	1,286		$25.38	12-Apr-2014
David A.H. Lee, M.D., Ph.D.	—	—		—	—

(1)	The vesting dates of each option grant is listed in the table below by expiration date:

Expiration Date	Vesting Date	Expiration Date	Vesting Date

6-Sep-2017	25% on September 6, 2008	27-Apr-2015	25% on April 27, 2006

	25% on September 6, 2009		25% on April 27, 2007

	25% on September 6, 2010		25% on April 27, 2008

	25% on September 6, 2011		25% on April 27, 2009

21-Feb-2017	25% on February 21, 2008	11-Aug-2014	25% on August 11, 2005

	25% on February 21, 2009		25% on August 11, 2006

	25% on February 21, 2010		25% on August 11, 2007

	25% on February 21, 2011		25% on August 11, 2008

6-Dec-2016	25% on December 6, 2007	12-Apr-2014	25% on April 12, 2005

	25% on December 6, 2008		25% on April 12, 2006

	25% on December 6, 2009		25% on April 12, 2007

	25% on December 6, 2010		25% on April 12, 2008

10-Aug-2016	25% on August 10, 2007	05-Aug-2013	25% on August 5, 2004

	25% on August 10, 2008		25% on August 5, 2005

	25% on August 10, 2009		25% on August 5, 2006

	25% on August 10, 2010		25% on August 5, 2007

14-Feb-2016	25% on February 14, 2007	19-Sep-2012	25% on September 19, 2003

	25% on February 14, 2008		25% on September 19, 2004

	25% on February 14, 2009		25% on September 19, 2005

	25% on February 14, 2010		25% on September 19, 2006

(2)	300,000 of these options were forfeited in connection with Mr. Lankau’s separation from the Company on March 1, 2008

(3)	Pursuant to the terms of Mr. Lankau’s Separation Agreement dated January 28, 2008, the vesting of these options was accelerated effective March 1, 2008.

Options Exercises in 2007

The following table summarizes the stock option exercises by the named executive officers during the fiscal year ended December 31, 2007:

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Peter A. Lankau	—	$—
Nancy J. Wysenski	—	$—
Charles A. Rowland, Jr.	—	$—
Caroline B. Manogue	59,660	$1,528,752
Joyce N. LaViscount	—	$—
David A.H. Lee, M.D., Ph.D.	—	$—

Potential Payments Upon Termination or Change in Control

As discussed and described in the Compensation Discussion and Analysis under the heading “Post-Termination Benefits,” on December 19, 2007 the Company entered into amended and restated employment agreements with each of the named executive officers, effective December 19, 2007.

The following tables show the potential payments upon termination or change of control to the named executive officers, determined pursuant to amended and restated employment agreements executed and effective December 19, 2007 as if such event(s) took place on December 31, 2007.

	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)	TWOC or QFGR Within 24 Months After Change of Control
Executive— Peter A. Lankau(1) Two Times Base Salary Payable in Lump Sum	—	—	—	—	$1,212,000	$1,212,000
Two Times Target Incentive Compensation	—	—	—	—	$727,200	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—	—	—	—	—	$727,200
24 Months Medical and Life Insurance Benefits	—	—	—	—	$23,833	$23,833
Excess of 24 Months Base Salary Over Disability Insurance Benefits	—	—	$924,000	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	$871,316	—	$871,316	—	—
Value of Term Life Insurance(4)		$1,000,000
Change of Control Excise Tax Gross-up(5)	—
	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	TWOC or QFGR	TWOC or QFGR Within 24 Months After Change of Control
Executive— Nancy J. Wysenski Two Times Base Salary Payable in Lump Sum	—	—	—	—	$900,000	$900,000
Two Times Target Incentive Compensation	—	—	—	—	$495,000	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—	—	—	—	—	$495,000
24 Months Medical and Life Insurance Benefits	—	—	—	—	$39,126	$39,126
Excess of 24 Months Base Salary Over Disability Insurance Benefits	—	—	$612,000	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	—	—	—	—	—
Value of Term Life Insurance(4)		—
Change of Control Excise Tax Gross-up(5)	—

	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	TWOC or QFGR	TWOC or QFGR Within 24 Months After Change of Control
Executive— Charles A. Rowland, Jr. Two Times Base Salary Payable in Lump Sum	—	—	—	—	$900,000	$900,000
Two Times Target Incentive Compensation	—	—	—	—	$450,000	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—	—	—	—	—	$450,000
24 Months Medical and Life Insurance Benefits	—	—	—	—	$39,126	$39,126
Excess of 24 Months Base Salary Over Disability Insurance Benefits	—	—	$612,000	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	—	—	—	—	—
Value of Term Life Insurance(4)		—
Change of Control Excise Tax Gross-up(5)	—					$465,537
	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	TWOC or QFGR	TWOC or QFGR Within 24 Months After Change of Control
Executive— Caroline B. Manogue Two Times Base Salary Payable in Lump Sum	—		—	—	$750,000	$750,000
Two Times Target Incentive Compensation	—		—	—	$375,000	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—		—	—	—	$375,000
24 Months Medical and Life Insurance Benefits	—		—	—	$38,005	$38,005
Excess of 24 Months Base Salary Over Disability Insurance Benefits	—		$462,000	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	$52,499	—	$52,499	—	—
Value of Term Life Insurance(4)		$1,000,000
Change of Control Excise Tax Gross-up(5)	—

	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	TWOC or QFGR	TWOC or QFGR Within 24 Months After Change of Control
Executive— Joyce N. LaViscount Two Times Base Salary Payable in Lump Sum	—		—	—	$275,000	$550,000
One Times Target Incentive Compensation	—		—	—	$82,500	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—		—	—	—	$165,000
12 and 24 Months Medical and Life Insurance Benefits(6)	—		—	—	$19,563	$39,126
Excess of 12 Months Base Salary Over Disability Insurance Benefits	—		$131,000	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	$6,229	—	$6,229	—	—
Value of Term Life Insurance(4)		$1,000,000
Change of Control Excise Tax Gross-up(5)						$276,675
	Termination for Cause, Resignation or Retirement	Death	Disability(2)	Change of Control	TWOC or QFGR	TWOC or QFGR Within 24 Months After Change of Control
Executive— David A.H. Lee, M.D., Ph.D. Two Times Base Salary Payable in Lump Sum	—		—	—	$418,182	$418,182
Two Times Target Incentive Compensation	—		—	—	$209,091	—
Two Times Greater of Target Incentive Comp or Last Year’s Incentive Comp	—		—	—	—	$209,091
24 Months Medical and Life Insurance Benefits(2)	—		—	—	$27,799	$27,799
Excess of 24 Months Base Salary Over Disability Insurance Benefits	—		$167,273	—	—	—
Acceleration and Continuation of Equity Awards (in the money value at 12/31/07)(3)	—	—	—	—	—	—
Value of Term Life Insurance(4)		$1,000,000
Change of Control Excise Tax Gross-up(5)

(1)	Mr. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. He also resigned from the Company’s board of directors effective January 28, 2008. The actual payments and benefits provided to Mr. Lankau in 2008 are detailed in Endo’s Current Report on Form 8-K filed on January 30, 2008.

(2)

Under the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans, on disability all outstanding options, stock appreciation rights and all other outstanding awards granted to a participant will continue to vest in accordance with the terms of the applicable agreements. The participant shall be entitled to exercise each such option or stock appreciation right and to make any payment, give any notice or to satisfy other condition under each such other award, in each case, for a period of one (1) year from and including the later of (i) the date such entire award becomes vested or exercisable and (ii) the date of termination of employment or retirement, and thereafter such awards or parts thereof shall be canceled. Notwithstanding the foregoing, the Compensation Committee of the Board of Directors may in its sole discretion provide for a longer or shorter period for exercise of an option or stock appreciation right or may permit a participant to continue vesting under an option, stock appreciation right or restricted stock award or to make any payment, give any notice or to satisfy other condition under any other award.

(3)	Upon termination without cause or quitting for good reason, as defined in the Stock Incentive Plans, the portions of outstanding exercisable options granted to participants shall remain exercisable for a period of one year from termination of employment and shall terminate thereafter. Upon change of control, awards not previously exercisable and vested will become fully exercisable and vested.

(4)	Our named executive officers are covered by term life insurance policies, the premiums for which are reimbursed by the Company. The premiums for these term life insurance policies are listed above in the “All Other Compensation” table. The amounts included above represent the death benefits that would be received from the insurance provider under these life insurance policies. Term life insurance policies have also been purchased as of January 1, 2008 for Ms. Wysenski and Mr. Rowland with coverage in the amount of $1,000,000 each.

(5)	Under the terms of the Amended and Restated Employment Agreements with each of our named executive officers, should any of the named executive officers become entitled to the change of control payments detailed above (“Total Payments”), the Company will pay to the named executive officer, an additional amount (the “Gross-Up Payment”) such that the net amount retained by the named executive officer, after deduction of any excise tax on excess parachute payments under section 4999 of the Internal Revenue Code (“Excise Tax”) on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, and after taking into account the phase out of itemized deductions and personal exemptions attributable to the Gross-Up Payment, shall be equal to the Total Payments.

(6)	As described in more detail above under the section titled “Compensation Discussion and Analysis—Employment and Change in Control Agreements; Severance Agreements”, if Ms. LaViscount terminates her employment agreement for good reason or if the Company terminates her without cause, the Company will continue to provide Ms. LaViscount with medical and life insurance benefits for a period equal to twelve (12) months after the date on which the termination is effective. If Ms. LaViscount is terminated other than for cause within twelve (12) months of a change in control, then she will be entitled to receive benefits for a period equal to twenty-four (24) months after the date on which the termination is effective.

2007 Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
Roger H. Kimmel	$155,750	$27,147	$118,397	$301,294
Carol A. Ammon(3)	$1,831,857	$—	$—	$1,831,857
John J. Delucca	$93,750	$27,147	$56,415	$177,312
Michel de Rosen	$72,750	$27,147	$58,285	$158,182
George F. Horner III	$86,250	$27,147	$58,112	$171,509
Michael Hyatt	$81,750	$27,147	$118,397	$227,294
Clive A. Meanwell, M.D., Ph.D.	$54,250	$27,147	$118,397	$199,794

(1)	The amounts shown in these columns represent the 2007 compensation expense for each director’s stock-based awards under FAS 123(R), including a portion of the value of awards made in prior years, since expense is recognized ratably over the four-year requisite service period (but disregarding forfeitures). See notes to our audited financial statements included in our 2007 and 2006 Annual Report on Form 10-K for the assumptions we used in valuing and expensing these awards in accordance with FAS 123(R). The grant date fair value of each option and stock award granted in 2007, computed in accordance with FAS 123(R), is as follows:

Name	Grant Date	Fair Value on Grant Date of Restricted Stock	Fair Value on Grant Date of Stock Options
Roger H. Kimmel	March 12, 2007	$67,498	$67,507
Carol A. Ammon	—	—	—
John J. Delucca	March 12, 2007	$67,498	$67,507
Michel de Rosen	March 12, 2007	$67,498	$67,507
George F. Horner III	March 12, 2007	$67,498	$67,507
Michael Hyatt	March 12, 2007	$67,498	$67,507
Clive A. Meanwell, M.D., Ph.D.	March 12, 2007	$67,498	$67,507

(2)	The following table summarizes the number of stock options and restricted stock outstanding and exercisable at December 31, 2007, for each Director in 2007:

Name	Options Outstanding at Fiscal Year End	Options Exercisable at Fiscal Year End	Shares Outstanding at Fiscal Year End	Shares Vested at Fiscal Year End	Value at Fiscal Year End(a)
Roger H. Kimmel	38,308	18,741	2,262	—	$227,509
Carol A. Ammon	—	—	—	—	—
John J. Delucca	14,567	2,500	2,262	—	$60,328
Michel de Rosen	14,567	2,500	2,262	—	$60,328
George F. Horner III	14,567	2,500	2,262	—	$60,328
Michael Hyatt	54,567	35,000	2,262	—	$523,328
Clive A. Meanwell, M.D., Ph.D.	39,567	20,000	2,262	—	$247,028

(a)	Based upon the closing price on December 31, 2007 of $26.67. Includes all outstanding options as of December 31, 2007, for which the exercise price is equal to or less than $26.67 per share.

(3)	During 2006, Endo Pharma LLC (a limited liability company that is no longer affiliated with the Company, but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest) informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our former Chairman of the Board and former Chief Executive Officer, of approximately $22 million. The majority of the special allocation was paid in 2006, via the grant of 809,893 Endo Pharma LLC options. These stock options were granted pursuant to the Endo Pharma LLC 1997 Stock Option Plan and, accordingly, were exercisable solely into shares of Company common stock that were held by Endo Pharma LLC (and not the Company). As a result, the exercise of these options did not result in the issuance of additional shares of Company common stock and did not dilute the ownership of our other public stockholders. The remaining $1.8 million of the $22 million special allocation was paid to Ms. Ammon during 2007.

Annual Cash Retainer Fees. For fiscal year 2007, each non-employee director who was not affiliated with the Company (a “Non-Affiliated Director”) received $7,500 cash per fiscal quarter of service. In addition, any Non-Affiliated Director who serves as the Chair of the Audit Committee receives an additional fee of $10,000 cash per year, and any Non-Affiliated Director who serves as the Chair of the Compensation Committee, the Nominating & Governance Committee or the Transactions Committee receives an additional fee of $5,000 cash per year.

Meeting Fees. For fiscal year 2007, Non-Affiliated Directors also received a fee of $2,250 cash for attending each Board meeting and $1,000 cash for attending each committee meeting on which such individual serves.

Stock-based Awards. Effective February 21, 2007, the Non-Affiliate Directors received the stock compensation described below:

•

Each Non-Affiliated Director receives an annual stock award equal in value to $135,000, 50% of which is restricted stock units and 50% of which is options. The number of securities actually awarded to each director is calculated using the Black-Scholes valuation methodology.

•

The Compensation Committee annually reviews current market data and, if appropriate, recommends to the Board of Directors any necessary adjustment to the expected value of the annual stock award to directors.

•

All restricted stock units vest ratably over two years (50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date). Stock option awards vest ratably over a four-year period (25% on each of the first four years after the date of grant).

•	The annual stock award grant date is March 12 each year (or the next business day) and the exercise price of the securities granted is the closing price on the day of grant.

On March 12, 2008, Non-Affiliated Directors each received:

•

6,764 stock options with an exercise price of $24.63 (and a per option Black-Scholes value of $9.97), which vest ratably over a four-year period (25% on each of March 12, 2009, March 12, 2010, March 12, 2011 and March 12, 2012); and

•	2,741 shares of restricted stock valued at $24.63 per share (the closing price on the day of grant), which vest ratably over two years (50% on each of March 12, 2009 and March 12, 2010).

Directors Stock Election Plan; Directors Deferred Compensation Plan. Pursuant to the Endo Pharmaceuticals Directors Stock Election Plan, on December 16, 2007, Mr. Kimmel elected to receive 100% of his 2008 cash retainer fees in Endo common stock. Pursuant to the same plan, on December 27, 2007, Mr. de Rosen elected receive 50% of his 2008 cash retainer fees in Endo common stock. Accordingly, at the time that Messrs. Kimmel and de Rosen’s cash retainer fees are otherwise payable, the number of shares of Endo common stock are fixed and are reported as an acquisition of securities. Under the Endo Pharmaceuticals Deferred Compensation Plan, also on December 16, 2007, Mr. Kimmel elected to defer receipt of all of these shares. Mr. Kimmel has also elected to defer receipt of 50% of his annual grant of RSUs, the maximum permitted under the Deferred Compensation Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of April 15, 2008, the name, address and holdings of each person, including any “group” as defined in Section 13(d)(3) of the Exchange Act, known by Endo to be the “beneficial owner” of more than 5% of common stock. Footnote (a) below provides a brief explanation of what is meant by the term “beneficial ownership.” The following table also sets forth, as of April 15, 2008, the number of shares of common stock beneficially owned by each of the Company’s current directors and the chief executive officer, the chief financial officer and the other four most highly compensated executive officers of the Company as of April 15, 2008. The following table also sets forth, as of April 15, 2008, the number of shares of common stock beneficially owned by all current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(a)	Percentage of Class(a)
Directors and Executive Officers:
John J. Delucca(b)	26,334	*
Michel de Rosen(c)	26,491	*
George F. Horner, III(d)	26,334	*
Michael Hyatt(e)	312,084	*
Roger H. Kimmel(f)	217,198	*
Clive A. Meanwell, M.D., Ph.D.(g)	51,334	*
David P. Holveck(h)(i)	234,720	*
David A. H. Lee, M.D., Ph.D.(h)(j)	208,990	*
Caroline B. Manogue(h)(k)	390,007	*
Charles A. Rowland, Jr.(h)(l)	246,916	*
Nancy J. Wysenski(h)(m)	212,043	*
Joyce N. LaViscount(h)(n)	92,677	*
All current directors and executive officers of Endo Pharmaceuticals Holdings Inc. as a group (12 persons)	2,045,128	1.7%

Other Stockholders:
D.E. Shaw Co., L.P. et. al (r)	13,190,341	10.8%
Capital Research and Management Co.(s)	12,300,000	10.1%
Barclays Global Investors, et. al. (t)	9,627,078	7.9%
Royce & Associates, LLC (u)	6,620,480	5.4%

*	The percentage of the class to be owned by such security holder represents less than 1%.

(a)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act, and includes more than the typical form of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date that such person has the right to acquire in the future.

(b)

Mr. Delucca is a director of our company. The business address for Mr. Delucca is 314 Ardmore Road, Ho-Ho-Kus, NJ 07423. Mr. Delucca’s beneficial ownership represents (i) options to purchase 21,331 shares of common stock granted under the Endo Pharmaceutical’s Holdings Inc. 2004 and 2007 Stock

Incentive Plans, 6,142 of which are exercisable within 60 days, (ii) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested and (iii) 2,741 shares underlying restricted stock units, granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(c)	Mr. de Rosen is a director of our company. The business address for Mr. de Rosen is c/o ViroPharma Incorporated, 397 Eagleview Boulevard, Exton, PA 19341. Mr. de Rosen’s beneficial ownership represents (i) options to purchase 21,331 shares of common stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 and 2007 Stock Incentive Plans, 3,642 of which are exercisable within 60 days, (ii) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested, (iii) 2,741 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan and (4) 157 shares of Endo common stock.

(d)	Mr. Horner is a director of our company. The business address for Mr. Horner is c/o Prestwick Pharmaceuticals, 1825 K Street NW, Suite 1475, Washington DC. Mr. Horner’s beneficial ownership represents (i) options to purchase 21,331 shares of common stock under the Endo Pharmaceuticals Holdings Inc. 2004 and 2007 Stock Incentive Plans, 3,642 of which are exercisable within 60 days (ii) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested and (iii) 2,741 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(e)	Mr. Hyatt is a director of Endo. The business address for Mr. Hyatt is c/o Bear, Stearns & Co. Inc., 383 Madison Avenue, New York, New York 10179. Mr. Hyatt’s beneficial ownership includes (i) 225,000 shares of common stock owned directly by Mr. Hyatt, (ii) 20,750 shares held in trusts for which Mr. Hyatt serves as trustee and as to which shares Mr. Hyatt holds either the sole or the shared power of disposition or the power to vote, (iii) options to purchase 61,331 shares of common stock granted under the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans, 43,642 of which are exercisable within 60 days, (iv) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested and (v) 2,741 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. Mr. Hyatt’s beneficial ownership excludes 25,000 shares of common stock held in a trust for the benefit of the children of Mr. Hyatt, as to which shares Mr. Hyatt has neither the power of disposition nor the power to vote.

(f)	Mr. Kimmel is the Chairman of the Board of Endo. The business address for Mr. Kimmel is c/o Rothschild, Inc., 1251 Avenue of the Americas, New York, New York 10022. Mr. Kimmel’s beneficial ownership includes (i) 165,400 shares of common stock held in trusts for which Mr. Kimmel serves as trustee and as to which shares Mr. Kimmel holds either the sole or the shared power of disposition and power to vote, (ii) options to purchase 45,072 shares of common stock granted under the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans, 27,383 of which are exercisable within 60 days, (iii) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested, (iv) 1,723 shares of common stock which Mr. Kimmel has elected to defer receipt of under the Endo Pharmaceuticals Deferred Compensation Plan and (v) 2,741 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. Mr. Kimmel’s beneficial ownership excludes a total of 15,000 shares of common stock held in trusts for the benefit of Mr. Kimmel’s adult children, as to which shares Mr. Kimmel has neither the power of disposition nor the power to vote.

(g)

Dr. Meanwell is a director of Endo. The business address for Dr. Meanwell is c/o The Medicines Company, 5 Sylvan Way, Parsippany, New Jersey 07054. Dr. Meanwell’s beneficial ownership represents (i) options to purchase 46,331 shares of our common stock granted under the Endo Pharmaceuticals

Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans, 28,642 of which are exercisable within 60 days, (ii) 2,262 shares of restricted stock granted under the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan, 1,131 of which are fully vested and (iii) 2,741 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(h)	The business address for this person is c/o Endo Pharmaceuticals Holdings Inc., 100 Endo Boulevard, Chadds Ford, Pennsylvania 19317.

(i)	Mr. Holveck is our President and Chief Executive Officer, effective April 1, 2008 and a Director of the Company effective March 25, 2008. Mr. Holveck’s beneficial ownership includes (i) 46,088 shares underlying restricted stock units and (ii) 188,632 shares underlying options granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan, none of which are exercisable within 60 days.

(j)	Dr. Lee is our Chief Scientific Officer. Dr. Lee owns 0.02% of Endo Pharma LLC and may be deemed to share beneficial ownership of shares of common stock owned of record by Endo Pharma LLC by virtue of his status as a member of Endo Pharma LLC. Dr. Lee shares voting power along with the other members of Endo Pharma LLC with respect to shares of common stock owned by Endo Pharma LLC, but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest. Dr. Lee’s beneficial ownership includes (i) 185,754 shares, which are held in the Lee 2007 Grantor Retained Annuity Trust, for which Dr. Lee serves as trustee and as to which shares Dr. Lee holds either the sole or the shared power of disposition and power to vote and (ii) options to purchase 20,435 shares of our common stock granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan, none of which are exercisable within 60 days and (iii) 2,801 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(k)	Ms. Manogue is our Executive Vice President, Chief Legal Officer and Secretary. Ms. Manogue’s beneficial ownership includes (i) 30,835 shares of Endo common stock, (ii) 353,589 shares underlying options granted under the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans, 161,011 of which are exercisable within 60 days and (iii) 5,583 shares underlying restricted stock units.

(l)	Mr. Rowland is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Rowland’s beneficial ownership includes (i) 240,237 shares underlying options granted under the Endo Pharmaceuticals Holdings Inc. 2004 and 2007 Stock Incentive Plans, 29,088 of which are exercisable within 60 days and (ii) 6,699 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(m)	Ms. Wysenski has been our Chief Operating Officer since September 6, 2007. Ms. Wysenski’s beneficial ownership includes (i) 207,577 shares underlying options granted under the Endo Pharmaceuticals Holdings Inc. 2004 and 2007 Stock Incentive Plans, none of which are exercisable within 60 days and (ii) 4,466 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(n)	Ms. LaViscount has been our Chief Accounting Officer since August 9, 2006. Ms. LaViscount’s beneficial ownership includes (i) 89,402 shares underlying options granted under the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan, 28,142 of which are exercisable within 60 days and (ii) 3,275 shares underlying restricted stock units granted under the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan.

(r)

The business address for this entity is 120 West Forty-Fifth Street, 39th Floor, Tower 45, New York, NY 10036. This ownership information is based on a written statement from the stockholder received by the Company on February 28, 2008, which claims that the shares are held for investment purposes and states that it holds the voting power and investment discretion to acquire additional shares through open market purchases or otherwise, sell, trade, engage in short selling of, hedge, or enter into any similar transactions with respect to the shares through the open market or otherwise, or engage or participate in a transaction with the purpose or effect of changing or influencing the control of the issuer. Of the total shares beneficially owned, 13,186,641 shares are beneficially owned by D.E. Shaw Valence Portfolios, L.L.C. (Valence) and 3,700 shares are beneficially owned by D.E. Shaw Investment Management, L.L.C. (DESIM). Valence has voting and investment powers as follows: sole voting—0 shares; shared voting—13,186,641 shares; sole dispositive—0 shares; and shared dispositive—13,186,641 shares. DESIM has voting and investment powers as follows: sole voting—0 shares; shared voting—3,700 shares; sole dispositive—0 shares; and shared dispositive—3,700 shares. The 13,186,641 shares set forth above, include (a) 13,161,641 common shares and (b) the right to acquire 25,000 common shares through the exercise of listed call options.

(s)	The business address for this entity is 333 South Hope Street, Los Angeles, California, 90017. This ownership information is based on a written statement from the stockholder received by the Company on February 12, 2007, which disclaims any beneficial economic interest in any of the shares, and states that it holds the voting power and/or investment discretion solely in a fiduciary capacity as an investment advisor for its clients, none of which individually owns more than 5% of the Company’s common stock. Of the total shares beneficially owned, the stockholder has voting and investment powers as follows: sole voting—7,000,000 shares; shared voting—0 shares; sole dispositive—12,300,000 shares; and shared dispositive—0 shares.

(t)

This ownership information is based on a written statement from the stockholder received by the Company on February 5, 2008, which disclaims any beneficial economic interest in any of the shares, and states that it holds the voting power and/or investment discretion solely in a fiduciary capacity as an investment advisor for its clients, none of which individually owns more than 5% of the Company’s common stock. Of the total shares beneficially owned, 6,695,333 shares are beneficially owned by Barclays Global Investors, NA (Global Investors) having a business address of 45 Fremont Street, San Francisco, California, 94105; 2,551,886 shares are beneficially owned by Barclays Global Fund Advisors (Fund Advisors) having a business address of 45 Fremont Street, San Francisco, California, 94105; 267,347 shares are beneficially owned by Barclays Investors, LTD (Investors LTD) having a business address of Murray House, 1 Royal Mint Court, London, EC3N 4HH, England; 78,757 shares are beneficially owned by Barclays Global Investors Japan Limited (Japan Limited) having a business address of Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012, Japan; and 33,755 shares are beneficially owned by Barclays Global Investors Canada Limited (Canada Limited), having a business address of Brookfield Place 161 Bay Street, Suite 2500, PO Box 614, Toronto, Canada, Ontario M5J 2S1. Global Investors has voting and investment powers as follows: sole voting—5,625,308 shares; shared voting—0 shares; sole dispositive—6,695,333 shares; and shared dispositive—0 shares. Fund Advisors has voting and investment powers as follows: sole voting—2,551,886 shares; shared voting—0 shares; sole dispositive—2,551,886 shares; and shared dispositive—0 shares. Investors LTD has voting and investment powers as follows: sole voting—198,114 shares; shared voting—0 shares; sole dispositive—267,347 shares; and shared dispositive—0 shares. Japan Limited has voting and investment powers as follows: sole voting—78,757 shares; shared voting—0 shares; sole dispositive—78,757 shares; and shared dispositive—0 shares. Canada Limited has voting and investment powers as follows: sole voting—33,755 shares; shared voting—0 shares; sole dispositive—33,755 shares; and shared dispositive—0 shares.

(u)	The business address for this entity is 1414 Avenue of the Americas, New York, New York 10019. This ownership information is based on a written statement from the stockholder received by the Company on February 5, 2008, which disclaims any beneficial economic interest in any of the shares, and states that it holds the voting power and/or investment discretion solely in a fiduciary capacity as an investment advisor for its clients, none of which individually owns more than 5% of the Company’s common stock. Of the total shares beneficially owned, the stockholder has voting and investment powers as follows: sole voting—6,620,480 shares; shared voting—0 shares; sole dispositive—6,620,480 shares; and shared dispositive—0 shares.

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

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan	1,680,114	17.44	47,319
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	2,655,938	28.54	1,223,688
Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan	—	—	7,000,000

Equity compensation plans not approved by security holders
Not Applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

The Board of Directors has adopted written policies and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of the Company’s outstanding stock). The policy covers any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

The policy is as follows:

•

Related person transactions must be approved by the Board of Directors or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company. In considering the transaction, the Board of Directors or committee will consider all relevant factors, including as applicable (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to the Company.

•

The Board of Directors or relevant committee will periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

The procedures are as follows:

•	Management or the affected director or executive officer will bring the matter to the attention of the Chairman, the chair of the Nominating & Governance Committee or the Secretary.

•

The Chairman shall determine (or if he is involved in the transaction, the Nominating & Governance Committee shall determine) whether the matter should be considered by the Board of Directors or by one of its existing committees consisting only of independent directors.

•	If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•	The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable

•	The Board of Directors or relevant committee will review each transaction annually to determine whether it continues to be in the Company’s best interests.

Transactions with Related Persons, Promoters and Certain Control Persons

In connection with the Company’s acquisition of Algos Pharmaceutical Corporation, affiliates and designees of Kelso & Company contributed all of their shares of Endo common stock to Endo Pharma LLC. This contribution represented approximately 86% of the Endo common stock originally contributed to Endo Pharma LLC, and these contributors continue to own an approximately 86% interest in Endo Pharma LLC. Endo Pharma LLC is a limited liability company that had at one point held a majority of our common stock (but that is no longer affiliated with us), and in which affiliates of Kelso & Company and a certain member of management have an interest. Endo Pharma LLC does not own any shares of Endo common stock.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our merger with Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of December 31, 2007, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of December 31, 2007, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of December 31, 2007, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through December 31, 2007. As of December 31, 2007, our net liability due to Endo

Pharma LLC was approximately $0.7 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million, which is included in our net liability due to Endo Pharma LLC referred to above. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 will be due within 15 business days of the date we receive a report on our final audited 2007 financial statements from our independent registered public accounting firm, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC. The Company and Endo Pharma LLC terminated the tax sharing agreement on December 31, 2007, and the Company paid Endo Pharma LLC $0.8 million in settlement of all of the Company’s obligations under the tax sharing agreement.

As of December 31, 2007, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

Payment to Ms. Ammon. In March 2006, Endo Pharma LLC informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our former Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options representing approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC is included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

Related Party Matters. Robert Ammon, the brother of our former Chairman and former Chief Executive Officer, is employed by the Company as a senior national account executive and has been since our founding as a private company in 1997. Mr. Ammon’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $254,000. Marisa O’Donnell, the daughter of Peter A. Lankau our former President and Chief Executive Officer, whose resignation was effective March 1, 2008, is employed by us as a sales representative and has been since 2006. Ms. O’Donnell’s 2007 total compensation, including base salary, incentive compensation, long-term incentive compensation and all benefits (including health benefits), was approximately $100,000. Both Mr. Ammon’s and Ms. O’Donnell’s total 2007 compensation is commensurate with other Endo employees that have the same or similar job responsibilities.

Mr. Hyatt, a director of the Company, is a Senior Managing Director of Bear, Stearns & Co., Inc., an investment bank that performs services for the Company from time to time. No amounts were paid to Bear, Stearns & Co., Inc. in fiscal 2007.

Director Independence

Currently, the Board of Directors consists of seven members. Currently serving as directors are Roger H. Kimmel, John J. Delucca, Michel de Rosen, David P. Holveck, George F. Horner, III, Michael Hyatt and Clive A. Meanwell, M.D., Ph.D. The Board of Directors has affirmatively determined that six of its seven current members are independent directors under the NASDAQ rules and regulations. The six independent directors under the NASDAQ rules and regulations are Messrs. Delucca, de Rosen, Horner, Hyatt, Kimmel and Dr. Meanwell.

The Board annually determines the independence of directors based on a review by the directors and the Nominating & Governance Committee. No director is considered independent unless the Board of Directors has determined that he or she has no material relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with the Company. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. To evaluate the materiality of any such relationship, the Board has adopted categorical independence standards consistent with the NASDAQ Exchange listing guidelines. These standards are available on the Company’s website at www.endo.com, under “Investors-Corporate Governance.”

Specifically, a director is not considered independent if (i) the director or an immediate family member is a current partner of Endo’s independent auditor (currently Deloitte & Touche LLP); (ii) the director is a current employee of such firm; (iii) the director has an immediate family member who is a current employee of such firm and who participates in the firm’s audit, assurance, or tax compliance (but not tax planning) practice; or (iv) the director or immediate family member was within the last three years (but is no longer) a partner or employee of such firm and personally worked on the listed company’s audit within that time.

In addition, a director is not considered independent if any of the following relationships existed within the previous three years:

•	a director who is an employee of Endo, or whose immediate family member is an executive officer of Endo.

•

a director who receives any direct compensation from Endo other than the director’s normal director compensation, or whose immediate family member receives more than $60,000 in any one twelve consecutive month period in direct compensation from Endo other than for service as a non-executive employee.

•	a director who is employed (or whose immediate family member is employed as an executive officer) by another company where any Endo executive officer serves on that company’s compensation committee.

•

a director who is, or whose immediate family member is, a partner in, a controlling shareholder or an executive officer of any organization that makes payments to or receives payments from Endo for property or services that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more.

Members of the Audit, Compensation, and Nominating & Governance Committees must meet applicable independence tests of the NASDAQ.

In February 2008, the directors and Nominating & Governance Committee reviewed directors’ responses to a questionnaire asking about their relationships with the company (and those of their immediate family members) and other potential conflicts of interest, as well as material provided by management related to transactions, relationships, or arrangements between the Company and the directors or parties related to the directors. The Nominating & Governance Committee determined that all six non-employee directors listed above are independent, and that the members of the Audit, Compensation, and Nominating & Governance Committees also meet the independence tests referenced above. The committee recommended this determination to the Board of Directors and explained the basis for its decision, and this determination was adopted by the full Board. The committee and the Board determined that none of the six directors listed above has had during the last three years (i) any of the relationships listed above or (ii) any other material relationship with the Company that would compromise his independence. The table below includes a description of categories or types of transactions, relationships, or arrangements considered by our Board of Directors (in addition to those listed above) in reaching its determination that the directors are independent.

Name	Independent	Transactions/Relationships/Arrangements

John J. Delucca	Yes	None

Michel de Rosen	Yes	None

George F. Horner, III	Yes	None

Michael Hyatt	Yes	*

Roger H. Kimmel	Yes	None

Clive A. Meanwell, M.D., Ph.D.	Yes	None

*Mr. Hyatt is a Senior Managing Director of Bear, Stearns & Co., Inc., an investment bank that performs services for the Company from time to time. During 2006, the Company reimbursed Bear, Stearns & Co., Inc. for expenses totaling $59,643, which were incurred in connection with sales of Company common stock by certain of our shareholders, including Endo Pharma LLC (which is no longer affiliated with the Company, but which is an affiliate of Kelso & Company in which a certain member of management has an interest). No amounts were paid to Bear, Stearns & Co., Inc. during 2007.

As of the date hereof, there are no material proceedings to which any director or executive officer of the Company, or any associate thereof, is a party that are adverse to the Company or any of its subsidiaries.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007. The following table summarizes the aggregate fees for services the Deloitte Entities provided during fiscal years 2007 and 2006:

	2007	2006
Audit Fees(a)	$1,373,914	$1,106,595
Audit-Related Fees(b)	22,809	20,756
Tax Fees(c)	238,623	151,000
All Other Fees	—	—

Total	$1,635,346	$1,278,351

(a)	Fees for audit services billed in 2007 and 2006 consisted of:

•	Audit of the Company’s annual financial statements

•	Evaluation and reporting on the effectiveness of the Company’s internal controls over financial reporting

•	Reviews of the Company’s quarterly financial statements

•	Comfort letters, consents and other services related to SEC matters

(b)	Fees for audit-related services billed in 2007 and 2006 consisted of:

•	Employee benefit plan audits

(c)	Fees for tax services billed in 2007 and 2006 consisted of tax compliance and tax planning and advice:

•

Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Federal, state and local income tax return assistance

ii.	Sales and use, property and other tax return assistance

iii.	Assistance with tax return filings in certain foreign jurisdictions

•	The Company generally does not engage the Deloitte Entities for “other” services.

In considering the nature of the services provided by the Deloitte Entities, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the Deloitte Entities and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed on the financial statements and related to the evaluation and reporting on the effectiveness of the Company’s internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, consents and other services related to SEC matters, and discussion surrounding the proper application of financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and employee benefit plan audits.

3.	Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with the coordination of execution of tax related activities, primarily in the area of corporate developments; supporting other tax related regulatory requirements; and tax compliance and reporting.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves the independent registered public accounting firm’s services within each category. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K as initially filed on February 26, 2008.

2.	Consolidated Financial Statement Schedule:

Reference is made to the Consolidated Financial Statements Schedule on Page 75 of this Annual Report on Form 10-K as initially filed on February 26, 2008.

3.	Exhibits

The exhibits on the accompanying Exhibit Index are filed as part of, or furnished with, or incorporated by reference into, this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/s/ Charles A. Rowland, Jr.
Name:	Charles A. Rowland, Jr.
Title:	Executive Vice President, Chief Financial Officer and Treasurer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ David P. Holveck David P. Holveck		President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 29, 2008

* Roger H. Kimmel		Chairman and Director	April 29, 2008

* John J. Delucca		Director	April 29, 2008

* Michel de Rosen		Director	April 29, 2008

* Michael Hyatt		Director	April 29, 2008

* Clive A. Meanwell, M.D., Ph.D.		Director	April 29, 2008

* George F. Horner, III		Director	April 29, 2008

*By:	/s/ Caroline B. Manogue Caroline B. Manogue	Attorney-in-fact, pursuant to a Power of Attorney filed with this Report as Exhibit 24	April 29, 2008

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2003 filed with the Commission on May 14, 2003)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	[Intentionally Omitted.]

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	[Intentionally Omitted]

10.8	[Intentionally Omitted]

10.9	[Intentionally Omitted]

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.27	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and David A. H. Lee (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.30	[Intentionally Omitted.]

10.31	[Intentionally Omitted.]

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Development, Commercialization and Supply License Agreement, dated as of November 8, 2002, by and between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42 of the Current Report on Form 8-K dated November 14, 2002)

10.42.2	Amendment to Development, Commercialization and Supply License Agreement, dated January 28, 2004, between DURECT Corporation and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.42.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.42.3	Amendment No. 2 to the Development, Commercialization and Supply License Agreement, dated November 22, 2004, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.3 of the Current Report on Form 8-K dated November 29, 2004)

10.42.4	Amendment No. 3 to the Development, Commercialization and Supply License Agreement, dated January 20, 2006, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.4 of the Current Report on Form 8-K dated January 25, 2006)

10.42.5	Amendment No. 4 to the Development, Commercialization and Supply License Agreement, dated April 30, 2007, between DURECT Corporation and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.42.5 of the Form 10-Q for the Quarter Ended March 31, 2007 filed with the Commission on May 10, 2007)

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated herein by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

23	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

24	Power of Attorney (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

31.3	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002