Form 10-Q
period 2008-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2008-05-02
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Common Stock, $0.01 par value                                Shares outstanding as of April 23, 2008: 121,776,254

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements, including estimates of future net sales, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 29, 2008, and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in Amendment No. 1 on Form 10-K/A. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in Amendment No. 1 on Form 10-K/A include those factors described herein under the caption “Risk Factors” and in documents incorporated herein by reference, including, among others:

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

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K, 10-K/A and 8-K reports to the Securities and Exchange Commission (or SEC). Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$550,540	$350,325
Marketable securities	40,205	313,386
Accounts receivable, net	231,263	249,784
Inventories	82,210	69,228
Prepaid expenses and other current assets	21,017	26,539
Deferred income taxes	60,690	56,185

Total current assets	985,925	1,065,447

MARKETABLE SECURITIES	311,397	283,339
PROPERTY AND EQUIPMENT, Net	46,879	44,920
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	242,095	70,949
NOTE RECEIVABLE	—	45,971
DEFERRED INCOME TAXES	4,701	4,211
OTHER ASSETS	6,747	6,722

TOTAL ASSETS	$1,778,823	$1,702,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$150,986	$178,869
Accrued expenses	189,157	185,264
Due to Endo Pharma LLC	342	685
Estimated amount due seller, current portion	—	15,000
Income taxes payable	38,300	17,140

Total current liabilities	378,785	396,958

OTHER LIABILITIES	58,734	13,390
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 175,000,000 shares authorized; 134,155,268 and 134,144,993 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,342	1,341
Additional paid-in capital	708,844	704,305
Retained earnings	643,147	583,619
Accumulated other comprehensive (loss) income	(12,029)	3,025

Total stockholders’ equity	1,341,304	1,292,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,778,823	$1,702,638

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
NET SALES	$290,271	$254,409

COSTS AND EXPENSES:
Cost of sales	56,534	49,625
Selling, general and administrative	115,002	94,121
Research and development	33,582	27,753

OPERATING INCOME	85,153	82,910

INTEREST AND OTHER INCOME, NET	8,983	7,018

INCOME BEFORE INCOME TAX	94,136	89,928
INCOME TAX	34,608	32,779

NET INCOME	$59,528	$57,149

NET INCOME PER SHARE:
Basic	$0.44	$0.43
Diluted	$0.44	$0.43
WEIGHTED AVERAGE SHARES:
Basic	134,141	133,629
Diluted	134,652	134,277

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$59,528	$57,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,304	3,913
Stock-based compensation	4,397	3,068
Amortization of premium / discount	70	(310)
Deferred income taxes	(4,267)	11,450
Interest earned on available -for-sale securities	(4,543)	—
Gain on disposal of property and equipment	(15)	(29)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	18,521	77,753
Inventories	(12,982)	(5,305)
Note receivable	(416)	(700)
Prepaid and other assets	6,677	3,850
Accounts payable	(25,126)	(1,795)
Accrued expenses	4,287	(15,622)
Other liabilities	858	—
Income taxes payable	21,160	(4,961)

Net cash provided by operating activities	75,453	128,461

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,262)	(4,262)
Purchases of available-for-sale securities	(134,211)	—
Sales of available-for-sale securities	363,525	—
Proceeds from the sale of property and equipment	—	75
Principal payments on note receivable	3,333	—
Acquisitions of license rights	(85,000)	—
Acquisition, net of cash acquired	(15,000)	—
Other investments	—	(2,800)

Net cash provided by (used in) investing activities	125,385	(6,987)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(395)	(443)
Tax sharing payments to Endo Pharma LLC	(343)	(20,000)
Tax benefits of stock options exercised	22	588
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	93	1,153

Net cash used in financing activities	(623)	(18,702)

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,215	102,772
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,325	628,085

CASH AND CASH EQUIVALENTS, END OF PERIOD	$550,540	$730,857

SUPPLEMENTAL INFORMATION:
Income taxes paid	$17,015	$25,136
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$416	$59
Change in accrual for purchases of property and equipment	$2,757	$(1,030)

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

NOTE 3. FAIR VALUE

We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets and liabilities. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of municipal bonds with an auction reset feature whose underlying assets are generally student loans which are substantially backed by the federal government. As more fully described in Note 4, as a result of failed auctions, these securities are currently illiquid through the normal auction process. As a result, quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of March 31, 2008. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, we have recorded a pre-tax $14 million reduction in shareholders’ equity in accumulated other comprehensive loss. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds	$523,101	$—	$—	$523,101
Auction-rate securities	20,000	—	303,345	323,345
Municipal bonds	5,117	—	—	5,117
Equity securities	23,140	—	—	23,140

Total	$571,358	$—	$303,345	$874,703

Auction-rate securities included in Level I represent securities that successfully cleared at auction subsequent to March 31, 2008 at amounts equal to our original par value investment. Based on market conditions, the Company changed its valuation methodology for its remaining auction rate securities to a discounted cash flow analysis during the first quarter 2008. Previously, fair value was based on quoted market prices in the auction-rate securities markets. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-rate securities

Balance at December 31, 2007	$—
Transfers to Level 3	317,975
Securities sold or redeemed	(625)
Securities purchased	—
Unrealized loss included in other comprehensive income	(14,005)

Balance at March 31, 2008	$303,345

4. MARKETABLE SECURITIES

Available-for-sale securities held by the Company as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2008:
Money market funds	$523,101	$—	$—	$523,101

Total included in cash and cash equivalents	523,101	—	—	523,101

Auction-rate securities	20,000	—	—	20,000
Municipal bond	5,057	60	—	5,117
Equity securities	15,000	88	—	15,088

Current marketable securities	40,057	148	—	40,205

Auction-rate securities	317,350	—	(14,005)	303,345
Equity securities	5,000	3,052	—	8,052

Long-term marketable securities	322,350	3,052	(14,005)	311,397

Total available-for-sale securities	$885,508	$3,200	$(14,005)	$874,703

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2007:
Money market funds	$299,261	$—	$—	$299,261

Total included in cash and cash equivalents	299,261	—	—	299,261

Auction-rate securities	194,465	2	—	194,467
Variable-rate demand obligations	113,805	—	—	113,805
Municipal bond	5,078	36	—	5,114

Current marketable securities	313,348	38	—	313,386

Auction-rate securities	273,477	—	—	273,477
Equity securities	5,000	4,862	—	9,862

Long-term marketable securities	278,477	4,862	—	283,339

Total available-for-sale securities	$891,086	$4,900	$—	$895,986

Auction rate securities and variable rate demand obligations are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process, often referred to as a “Dutch auction”. Variable rate demand obligations are typically bought and sold through a remarketing process, whereby an investor tenders their bonds to a trustee for purchase at any auction or remarketing date. A remarketing agent resets the interest rate on variable rate demand obligations to a rate that will successfully allow remarketing of those bonds and remarkets the bonds to new investors. Equity securities included in current marketable securities in the Condensed Consolidated Balance Sheets consist of investments in open-end mutual funds that invest in U.S. government securities. These investments are classified as equity investments since it is the shares of the fund, and not the ultimate debt securities, that are owned. Investments in open-end mutual funds represent the investment of cash available for current operations, and therefore are classified as current assets of the Company. Equity securities included in Long-term Marketable Securities in the Condensed Consolidated Balance Sheets consists of publicly traded equity securities which are not held to support current operations. Accordingly, they are classified as non-current assets. Money market funds represent a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates.

During the three-month period ended March 31, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008. During the three-month period ended March 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $249.2 million of original par value auction-rate securities. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the three-month period ended March 31, 2008.

The amortized cost and estimated fair value of debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in less than 1 year	$5,057	$5,117	$5,078	$5,114
Due in 1 to 5 years	—	—	4,500	4,500
Due in 5 to 10 years	—	—	—	—
Due after 10 years	337,350	323,345	577,247	577,249
Equity securities	20,000	23,140	5,000	9,862
Money market funds	523,101	523,101	299,261	299,261

Total	$885,508	$874,703	$891,086	$895,986

While the underlying securities of auction rate securities and variable rate demand obligations generally have contractual maturities between 20 and 30 years, the interest rates on such securities typically reset at intervals between 7 to 35 days. Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company generally had the ability to quickly liquidate these securities. All income generated from these investments is recorded as interest income.

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, auctions for $317.4 million of original par value of our auction-rate securities have failed rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007. Auction-rate securities classified as long-term at March 31, 2008 and December 31, 2007 were $303.3 million and $273.5 million, respectively.

Through the date of this Report all of our auction-rate securities in which we invest remain with A, AA, and AAA underlying ratings. Specifically, 3% of our auction-rate securities are A rated, 3% are AA rated and 94% are AAA rated. In addition, during 2008, we liquidated into cash equivalents $269.2 million; the amount equal to our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monocline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA), or AMBAC. The municipal bonds are insured by AMBAC, MBIA, or Financial Security Assurance Inc. (FSA). As of April 29, 2008, AMBAC and MBIA were rated AAA by Moody’s and Standard and Poor’s, and AA by Fitch Ratings and FSA was rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $14 million, from $337.4 million to $323.3 million at March 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $14 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at principal value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

5. INVENTORIES

Inventories are comprised of the following at March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$8,431	$8,670
Work-in-process	16,341	14,720
Finished goods	57,438	45,838

Total	$82,210	$69,228

6. ACQUISITIONS, LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (the “Agreement”) with and among Novartis AG and Novartis Consumer Health, Inc., (“Novartis”), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (“Voltaren Gel” or “Licensed Product”). Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (“FDA”), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Novartis Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Novartis Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Novartis Agreement, subject to certain limitations as defined in the Novartis Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Novartis Agreement year basis such that Endo’s obligation with respect to each Novartis Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Novartis Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren Gel. We are amortizing this intangible asset over its estimated useful life of 5 years.

Endo shall be solely responsible to commercialize the Licensed Product during the term the Novartis Agreement. With respect to each year during the term of the Novartis Agreement, Endo is required to expend a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations as provided for under the Novartis Agreement. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Novartis Agreement, subject to certain provisions under the Novartis Agreement. Further, during the term of the Novartis Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

During the term of the Novartis Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price of product purchased under the Novartis Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials as set forth in the Novartis Agreement. Endo has an existing long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (an “OTC Switch”) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Novartis Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Novartis Agreement, provided that, and subject to certain limitations and provisions as set forth in the Novartis Agreement, as a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Novartis Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

The Initial Term of the Novartis Agreement will expire on June 30, 2013. Endo has the option to extend the Novartis Agreement for two successive one (1) year terms (each, a “Renewal Term”) beyond the Initial Term. The Novartis Agreement will remain in place after the first two Renewal Terms unless either party provides written notice of non-renewal to the other party at least six (6) months prior to the expiration of any Renewal Term after the first Renewal Term or the Novartis Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Novartis Agreement, the Novartis Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within ninety (90) days from the giving of written notice. Endo may terminate the Novartis Agreement by written notice upon the occurrence of several events, including the launch in the United States of a generic to the Licensed Product. Novartis may terminate the Novartis Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum details in any given six (6) month period under the Novartis Agreement; or (2) on or after the launch in the United States of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Novartis Agreement are less than a certain defined dollar amount.

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm® . The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three-month periods ended March 31, 2008 and 2007 we recorded $20.0 million and $17.1 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

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

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). We have capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the note and its present value at inception (See Note 8) as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset over its estimated useful life of 15 years. Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007 we began paying royalties to Vernalis based on the net sales of Frova®. We withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment No. 3) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark. In February 2008, Vernalis and Endo entered into Amendment No. 4 (Amendment No. 4) to the License Agreement dated July 14, 2004. In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold.

On July 1, 2005, we entered into a co-promotion agreement, as amended on December 22, 2005, with Vernalis. The co-promotion agreement, as amended, was related to the above described license agreement under which Vernalis agreed to exclusively license to us rights to market the product Frova® (frovatriptan) in North America. Pursuant to the license agreement, Vernalis had retained rights to co-promote Frova® in the United States and exercised its co-promotion option effective January 2006. Concurrent with the execution of Amendment No. 4 to the License Agreement, the co-promotion agreement was terminated.

Also in February 2008, we entered into an agreement with Vernalis to terminate the existing loan agreement between the parties. Pursuant to the termination agreement, payment of our outstanding note receivable was satisfied by a cash payment from Vernalis of $7 million and by way of a reduction in royalties payable to Vernalis pursuant to Amendment No. 4 described above.

In April 2008, we notified the U.S. Food and Drug Administration (FDA) of the withdrawal of the supplemental new drug application (sNDA) without prejudice to refiling as afforded under 21 CFR 314.65 for Frova® (frovatriptan succinate) 2.5 mg tablets. This sNDA was for the additional indication of Frova® for the short-term (six days per month) prevention of menstrual migraine. Frova® is already approved and marketed for the acute treatment of migraine with or without aura in adults where a clear diagnosis of migraine has been established.

Novopharm Limited

In July 2007, we and Novopharm Limited (“Novopharm”) entered into a License Agreement (the “Novopharm Agreement”) whereby we granted to Novopharm the exclusive right to use, import, sell, have sold, offer to sell, distribute, market, promote and otherwise exploit the product Frova® (frovatriptan) in Canada. Novopharm has paid to the Company upfront and milestone payments of approximately $0.5 million and has agreed to make additional milestone payments totaling $0.4 million upon the occurrence of certain events or based on the passage of time. In addition to the milestone payments, Novopharm will pay to Endo royalties based on a certain percentage of net sales as defined in the Novopharm Agreement. The term of the Novopharm Agreement will continue until the later to occur of 10 years after its July 2007 effective date or the expiration of the last Frova® patent in Canada. We have the right after December 31, 2010 to terminate the Novopharm Agreement upon one hundred eighty (180) days’ prior written notice to Novopharm, and may be required to make annual royalty payments to Novopharm for a period of up to three years after such termination on any sales in Canada made by Endo or any of its affiliates during that three-year period.

ZARS Pharma

On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch (“ZARS Agreement”). SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. We may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006 we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. In February 2008, ZARS and Endo entered into an amendment to the ZARS Agreement which granted Endo the right, through July 31, 2008, to pursue assignment of the ZARS Agreement and the right to terminate the ZARS Agreement on or after May 1, 2008, upon three months’ prior written notice.

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. At December 31, 2007, the Company recorded, as a current liability, $15 million of the “estimated amount due seller”. The current portion of the “estimated amount due seller” was due upon the first dosage being administered to a patient in a clinical phase III trial.

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial. Accordingly, we paid the $15 million “estimated amount due seller” in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of data from additional pre-clinical studies.

Orexo AB

In August 2004, we entered into an agreement granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration and are amortizing over its estimated useful life of 20 years. Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which total up to $22.1 million. The entire $22.1 million has been recorded through March 31, 2008 and included in research and development expense. Of this $22.1 million expensed from the inception of the agreement through March 31, 2008, $4.4 million and $5.2 million has been recorded during each of the three months ended March 31, 2008 and 2007, respectively. The agreement also provides for royalties based upon commercial sales and may include sales milestones if defined sales thresholds are achieved. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the expiration of any market exclusivity right. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

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

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. In April 2008, we terminated the DURECT CHRONOGESICTM License Agreement. Under the current terms of this license agreement, we were not responsible for any development costs for CHRONOGESIC prior to May 1, 2008 so long as written notification of termination of the agreement is provided to DURECT by April 30, 2008. This return of CHRONOGESIC rights has no effect on DURECT and Endo’s collaboration with respect to the sufentanil transdermal patch (TRANSDUR™-Sufentanil) licensed by Endo from DURECT for the U.S. and Canada. There was no fee due to DURECT as a result of terminating the DURECT CHRONOGESICTM License Agreement.

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

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the first quarter of 2008, we expensed a $2 million milestone payment as research and development expense. Additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

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

7. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31, 2008	December 31, 2007
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	$267,757	$92,100
Patents	3,200	3,200

	270,957	95,300
Less accumulated amortization	(28,862)	(24,351)

Other Intangibles, net	$242,095	$70,949

Changes in the gross carrying amount of licenses for three-month period ended March 31, 2008, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2007	$92,100
Vernalis note receivable termination	46,667
Novartis license acquisition	128,990

Balance at March 31, 2008	$267,757

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2007 is as follows (in thousands):

2008	$32,109
2009	$36,797
2010	$36,797
2011	$36,797
2012	$36,797

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

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the License Agreement dated July 14, 2004 between Vernalis and the Company (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. Pursuant to the termination agreement, Vernalis made a cash payment of $7 million, and will forgo certain royalties that would have otherwise been due absent Amendment No. 4. This consideration, given to the Company by Vernalis, was sufficient enough to fully recover our note receivable. Immediately following the receipt of the $7 million cash payment from Vernalis, the carrying value of our note receivable was $46.7 million. The net book value of our note receivable in the amount of $46.7 million has been reclassified in its entirety as an intangible asset in our Condensed Consolidated Balance Sheets.

Prior to entering into the termination agreement, the note was secured against the revenues receivable by Vernalis under the license agreement. At our election, we were able to offset 50% of all royalties to be paid under the license agreement to Vernalis to repay the loan provided that, in each case Endo delivered to Vernalis written notice not less than five (5) business days prior to the due date of any payment. During the three months ended March 31, 2007, we expensed royalties payable to Vernalis in the amount of approximately $1.8 million. We withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The loan would have been due in full after five years. Interest was at the rate of 5% per annum payable semi-annually.

9. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008	March 31, 2007
Net income	$59,528	$57,149
Other comprehensive loss:
Unrealized loss on securities, net of tax	(15,054)	(265)

Total comprehensive income	$44,474	$56,884

10. STOCK-BASED COMPENSATION

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of March 31, 2008, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

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

During the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $4.4 million and $3.1 million, respectively. Presented below is the allocation of stock-based compensation as recorded in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended,
	March 31, 2008	March 31, 2007
Selling, general and administrative expenses	$4,144	$2,696
Research and development expenses	253	372

Total stock-based compensation expense	$4,397	$3,068

As of March 31, 2008, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $49.6 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	4,336,052	$24.24
Granted	999,701	$25.10
Exercised	(8,395)	$11.01
Forfeited	(315,925)	$29.32
Expired	(2,032)	$26.76

Outstanding, March 31, 2008	5,009,401	$24.12	6.70	$12,992,639
Vested and expected to vest, March 31, 2008	4,632,200	$23.83	6.53	$12,861,260
Exercisable, March 31, 2008	2,491,553	$20.88	4.47	$12,118,457

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.1 million and $1.3 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2008 and 2007 was $9.41 per option and $15.19 per option, respectively, determined using the following assumptions:

	2008	2007
Average expected term (years)	4.8	5.5
Risk-free interest rate	2.784%	4.63%
Dividend yield	0.00	0.00
Expected volatility	39%	48%

The weighted average remaining requisite service period of the non-vested stock options was 2.8 years.

Restricted Stock Awards

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

A summary of our restricted stock as of March 31, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2008	13,572	$29.84
Granted	—	$—
Forfeited	—	$—
Vested	(6,786)	$29.84	$—

Nonvested, Mach 31, 2008	6,786	$29.84

The weighted average remaining requisite service period of the non-vested restricted stock was 1.0 year.

Restricted Stock Units

During the three months ended March 31, 2008, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock unit is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units as of March 31, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—	$—
Granted	569,836	$25.17
Forfeited	(2,738)	$25.17
Vested	—	$—

Outstanding, March 31, 2008	567,098	$25.17	2.40	$13,468,578
Vested and expected to vest, March 31, 2008	489,023	$25.17	2.32	$11,614,307

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.8 years.

11. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2008, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2008, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of March 31, 2008, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2008. As of March 31, 2008, our net liability due to Endo Pharma

LLC is approximately $0.3 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the three-month period ended March 31, 2008, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of March 31, 2008, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Sharp Corporation

Under the terms of our agreement with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp agreement will expire on December 31, 2008, subject to renewal for additional one-year periods upon mutual agreement by both parties and delivery by Endo to Sharp of written notice, ninety (90) days’ prior to the expiration date. Endo has the right to terminate the Sharp agreement at any time upon ninety (90) days written notice.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010, (2) Kunitz and Associates Inc. for assistance with adverse event reporting and (3) PPD Development, LP PPD has agreed to provide us with clinical development services, business development support, and medical information services on a project-by-project basis under a new agreement to be entered into between the companies. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition and results of operations.

Milestones and Royalties

See Note 6 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. Our cumulative cash investment is $8.0 million as of March 31, 2008 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No contingent amounts have been accrued with respect to any of these unsettled legal proceedings at March 31, 2008.

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

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

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

13. Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income available to common stockholders	$59,528	$57,149
Denominator:
For basic per share data — weighted average shares	134,141	133,629
Effect of dilutive stock options	511	648

For diluted per share data — weighted average shares	134,652	134,277
Basic earnings per share	$0.44	$0.43

Diluted earnings per share	$0.44	$0.43

14. Income Taxes

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

The total amount of unrecognized tax benefits as of March 31, 2008 is $15.7 million, primarily due to additional unrecognized tax benefits incurred since adoption and additional interest and penalties. The additional unrecognized tax benefits incurred during 2007 and 2008 relate to the uncertain income tax positions previously identified at January 1, 2007. The increase in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the three months ended March 31, 2008 or our financial position as of March 31, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

15. Subsequent Events

Share Repurchase Program

In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase transactions or otherwise, as determined by Endo.

This program does not obligate Endo to acquire any particular amount of common stock. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in two years.

As described in more detail below, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008 . We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. In addition to the accelerated share repurchase, in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of April 30, 2008, we purchased approximately 1.0 million shares of our common stock on the open market for a total purchase price of approximately $24.4 million.

Convertible Debt Offering

Also in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Senior Subordinated Convertible Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial purchasers of the Convertible Notes had the option to purchase up to an additional $34.5 million in principal amount of notes from us to cover over-allotments, which was exercised in full and is included in the aggregate principal amount of $379.5 million.

We received proceeds of approximately $370.0 million from the issuance, net of the initial purchasers discount totaling approximately $9.5 million. The initial purchasers discount as well as certain other cost of the offering will be recorded as a contra-liability account applied to the face amount of the Convertible Notes and amortized to interest expense on an effective interest rate basis. Interest will be payable semi-annually in arrears on each April 15 and October 15 beginning on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (the “Indenture”): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the notes. It is our current intention to settle the principal amount of any conversion consideration in cash.

In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture. In addition, if we undergo a Fundamental Change before maturity of the Convertible Notes, we may be required to repurchase for cash all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. As of the date of this Report, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The notes and the shares of common stock underlying the notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and will be offered only to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. Unless so registered, the notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2105 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants at exercise.

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described above. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or $313 million, together with approximately $12 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty.

In connection with hedging the transactions described above, our counterparty or its affiliates may purchase Endo common stock and enter into various derivative transactions with respect to our common stock at, and possibly after, the pricing of the notes and may purchase or sell Endo common stock in secondary market transactions following the pricing of the notes. These activities could have the effect of increasing, or preventing a decline in, the price of our common stock concurrently with and possibly following the pricing of the notes. The counterparty or its affiliates are likely to modify their respective hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other Endo securities or other instruments they may wish to use in connection with such hedging.

All of the Company’s remaining authorized shares available for issuance have been reserved for issuance pursuant to the aforementioned Convertible Notes transaction, the convertible note hedge transaction, the warrant transaction and the accelerated share repurchase transaction.

The FASB recently proposed FASB staff position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP 14-a; therefore, we would be required to record the debt portions of our Convertible Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. As currently proposed, FSP 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. If adopted as proposed, these changes would be reflected in our financial statements beginning with the first quarter of 2009. We believe that the change, if adopted as proposed, could have a significant impact in the future on our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting policies and estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, for the year ended December 31, 2007 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 3 of this Report.

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

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet® and Frova®. Branded products comprised approximately 92% of our net sales in 2007, with 65% of our net sales coming from Lidoderm®. In addition, in March 2008 we launched Voltaren® Gel, our newly licensed topical prescription product for use in treating pain associated with osteoarthritis. Our non-branded generic portfolio, which accounted for 8% of net sales in 2007, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

We have established research and development expertise in analgesics and devote significant resources to this effort so that we can maintain and develop our product pipeline. Our late-stage branded product pipeline includes two products in Phase III clinical trials and four products in Phase II clinical trials.

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

Recent Developments

In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of data from additional pre-clinical studies. This issue will be considered during the previously announced upcoming in-depth review of our research and development pipeline.

In April 2008 David A. Lee, M.D., Ph.D. resigned his position as Chief Scientific Officer to devote more time to pursue his philanthropic activities. Dr. Lee, who has been working part-time for the Company for over a year, has agreed at the Company’s request to remain with the Company as a senior strategic adviser primarily to continue to support the Company’s activities in the area of public affairs.

In April 2008, Company director Michel de Rosen informed the Board of Directors that he does not intend to stand for re-election upon the expiration of his term at the 2008 Annual Meeting of Stockholders so that he may devote more time to his new position as Chief Executive Officer of Saint-Gobain Desjonqueres in France, a position he has held since March 31, 2008. Mr. de Rosen will continue to serve as a director of the Company until the expiration of his term at the 2008 Annual Meeting of Stockholders. The Board has determined to nominate Joseph C. Scodari at the 2008 Annual Meeting of Stockholders to fill the vacancy left by Mr. de Rosen’s departure. Mr. Scodari, 55, was most recently Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson and a Member of Johnson & Johnson’s Executive Committee from March 1, 2005 until March 1, 2008. He joined Johnson & Johnson in 1999 as President of Centocor, Inc. when Johnson & Johnson acquired Centocor. At the time of that acquisition, he had been the President and Chief Operating Officer of Centocor and a member of Centocor’s Board of Directors since December 1997.

In April 2008, we reached an agreement with the D. E. Shaw group, under which Endo’s Board of Directors will nominate William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. The D. E. Shaw group, which owns approximately 13.2 million shares of the Company’s common stock, has agreed to vote all of its shares in favor of the election of each of the Board’s nominees. The Board of Directors is being increased to eight members, effective June 26, 2008. Mr. Spengler, 53, was until February 2008 Executive Senior Vice President and Chief Financial Officer at MGI Pharmaceuticals Inc., an oncology- and acute care- focused bio-pharmaceutical company, where he had worked since 2005. Prior to joining MGI Pharma, Mr. Spengler was Executive Vice President and Chief Financial Officer at Guilford Pharmaceuticals Inc. from July 2004 to October 2005. As a condition to the agreement, the D. E. Shaw group has agreed not to solicit proxies from the Company’s stockholders in connection with the election of directors or other matters until and, subject to certain other agreements, through the Company’s 2009 Annual Meeting of Stockholders.

In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase transactions or otherwise, as determined by Endo.

This program does not obligate Endo to acquire any particular amount of common stock. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in two years.

As described in more detail below, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008 . We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. In addition to the accelerated share repurchase, in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of April 30, 2008, we purchased approximately 1.0 million shares on the open market for a total purchase price of approximately $24.4 million.

Also in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Senior Subordinated Convertible Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial purchasers of the Convertible Notes had the option to purchase up to an additional $34.5 million in principal amount of notes from us to cover over-allotments, which was exercised in full and is included in the aggregate principal amount of $379.5 million.

We received proceeds of approximately $370.0 million from the issuance, net of the initial purchasers discount totaling approximately $9.5 million. The initial purchasers discount as well as certain other cost of the offering will be recorded as a contra-liability account applied to the face amount of the Convertible Notes and amortized to interest expense on an effective interest rate basis. Interest will be payable semi-annually in arrears on each April 15 and October 15 beginning on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (the “Indenture”): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the notes. It is our current intention to settle the principal amount of any conversion consideration in cash.

In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture. In addition, if we undergo a Fundamental Change before maturity of the Convertible Notes, we may be required to repurchase for cash all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. As of the date of this Report, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The notes and the shares of common stock underlying the notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and will be offered only to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. Unless so registered, the notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2105 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants at exercise.

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described above. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or $313 million, together with approximately $12 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty.

In connection with hedging the transactions described above, our counterparty or its affiliates may purchase Endo common stock and enter into various derivative transactions with respect to our common stock at, and possibly after, the pricing of the notes and may purchase or sell Endo common stock in secondary market transactions following the pricing of the notes. These activities could have the effect of increasing, or preventing a decline in, the price of our common stock concurrently with and possibly following the pricing of the notes. The counterparty or its affiliates are likely to modify their respective hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other Endo securities or other instruments they may wish to use in connection with such hedging.

The FASB recently proposed FASB staff position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP 14-a; therefore, we would be required to record the debt portions of our Convertible Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. As currently proposed, FSP 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. If adopted as proposed, these changes would be reflected in our financial statements beginning with the first quarter of 2009. We believe that the change, if adopted as proposed, could have a significant impact in the future on our results of operations.

In April 2008, Ivan Gergel, M.D. was hired as Executive Vice President, Research & Development. Dr. Gergel will have responsibility for all of the company’s research and development activities, including direct supervision of clinical research, pre-clinical R&D, medical affairs, marketed product development support, regulatory affairs, project management and drug safety and surveillance. From May 19, 2005 until March 31, 2008, Dr. Gergel had been Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., managing over 900 physicians, scientists and staff at the Research Institute. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his MD from The Royal Free Medical School of The University of London and an MBA from the Wharton School.

In April 2008, we notified the U.S. Food and Drug Administration (FDA) of the withdrawal of the supplemental new drug application (sNDA) without prejudice to refiling as afforded under 21 CFR 314.65 for Frova® (frovatriptan succinate) 2.5 mg tablets. This sNDA was for the additional indication of FROVA for the short-term (six days per month) prevention of menstrual migraine. We are continuing to evaluate development opportunities for Frova® for this indication and other, related indications. Frova® is already approved and marketed for the acute treatment of migraine with or without aura in adults where a clear diagnosis of migraine has been established.

In April 2008, upon written notice to DURECT, we terminated the DURECT CHRONOGESICTM License Agreement. Under the current terms of this license agreement, we were not responsible for any development costs for CHRONOGESIC prior to May 1, 2008 so long as written notification of termination of the agreement is provided to DURECT by April 30, 2008. This return of CHRONOGESIC rights has no effect on DURECT and Endo’s collaboration with respect to the sufentanil transdermal patch (TRANSDUR™-Sufentanil) licensed by Endo from DURECT for the U.S. and Canada. There was no fee due to DURECT as a result of terminating the DURECT CHRONOGESICTM License Agreement.

In March 2008, we announced the appointment of David P. Holveck to the position of President and Chief Executive Officer of the Registrant and its wholly owned subsidiary, Endo Pharmaceuticals Inc., effective April 1, 2008. Mr. Holveck was appointed to the Board of Directors effective March 25, 2008. Prior to joining Endo, Mr. Holveck, was Corporate Vice President, Corporate Development, for Johnson & Johnson, a position he held since March 2004. He has also served as President of the

Johnson & Johnson Development Corporation since March 2003. Prior to that, he served as President and Chief Operating Officer of Centocor, Inc. since 1992. In connection with Mr. Holveck’s appointment as President and Chief Executive Officer, he has entered into an executive employment agreement, effective as of April 1, 2008.

In March, 2008, we entered into a licensing agreement with Novartis to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1%. Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010. Voltaren Gel, which is a nonsteroidal anti-inflammatory (NSAID) medication, is indicated for use in treating pain associated with osteoarthritis in joints amenable to topical treatment, such as the knees and those of the hands. Clinical trials have demonstrated Voltaren Gel to be highly effective in treating osteoarthritis pain in the hands and knees, which are the body’s most commonly affected joints. Voltaren Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is on average 6% of the systemic exposure from a comparable dose of an oral form of diclofenac sodium. Voltaren Gel will compete in the emerging topical NSAID market, which is expected to grow given the aging U.S. population. Of the estimated 84 million NSAID and Cox-II prescriptions written annually in the U.S., about 40% are osteoarthritis-related. The dollar value of this market is approximately $3.3 billion, with roughly half of the value coming from NSAIDs and the remainder from Cox-IIs. The Company estimates U.S. peak annual sales for Voltaren Gel in treating osteoarthritis pain in the range of $250-300 million. The Company commercialized Voltaren® Gel without delay, initially using one of its two specialty sales forces, consisting of 160 representatives, prior to executing a full physician launch in late May with an additional 275 contract sales representatives targeting primary care physicians who treat patients with osteoarthritis.

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

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

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

As of March 31, 2008, we received information from our five largest U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and losses. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. During the three months ended March 31, 2008, favorable adjustments for prior periods’ sales deduction accruals amounted to approximately $2.6 million.

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

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 9.8 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. Patents acquired in our acquisition of Algos Pharmaceutical Corporation are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

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

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, auctions for $317.4 million of original par value of our auction-rate securities have failed rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007. Auction-rate securities classified as long-term at March 31, 2008 and December 31, 2007 were $303.3 million and $273.5 million, respectively.

Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $14 million, from $337.4 million to $323.3 million at March 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $14 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at principal value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

Due to the current illiquidity in the auction-rate securities markets, quoted market prices and other observable market data for these securities are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of March 31, 2008. Where appropriate, valuation adjustments are made to account for various factors, including credit quality and market liquidity. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, the creditworthiness of the counterparty, supply and demand, liquidity, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

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

At March 31, 2008, we had $121.0 million of gross deferred tax assets, which included the effects of accrued expenses and reserves of $59.2 million, federal net operating loss and state net operating losses of $9.9 million, capital loss carryforwards of $10.8 and other items of $41.1 million. Deferred tax assets attributable to state net operating losses (NOLs) and capital loss carryforwards are offset by valuation allowances of $1.6 million and $10.8 million, respectively. The realization of certain of these future state NOL benefits is not considered more likely than not as they were acquired in connection with our purchase of RxKinetix in 2006 (now known as Endo Pharmaceuticals Colorado LLC). The realization of these state NOL benefits and capital loss carryforward benefits is not considered more likely than not as we do not anticipate sufficient Colorado state taxable income or future capital gain income to use these benefits. At March 31, 2008, the Company had $28.3 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at March 31, 2008, the Company had $21.5 million in federal NOLs and $73.0 million in state NOLs which expire at various intervals between 2010 and 2026. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and capital loss carryforwards can be utilized. We believe that for other than certain state NOLs and capital loss carryforwards we will generate sufficient future taxable income to fully realize our deferred tax assets.

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

Under FIN 48 we determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of January 1, 2007, the Company recorded a non-cash cumulative transition charge of approximately $2.7 million, recorded as a reduction to beginning retained earnings and we have not restated any prior period amounts. As of January 1, 2007, the Company accrued $2.2 million in interest and penalties. The total amount of unrecognized tax benefits as of January 1, 2007 was $7.7 million. The additional unrecognized tax benefits incurred during 2007 and 2008 relate to the uncertain income tax positions previously identified at January 1, 2007.

The total amount of unrecognized tax benefits as of March 31, 2008 is $15.7 million, primarily due to additional unrecognized tax benefits incurred since adoption and additional interest and penalties. The increase in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the three months ended March 31, 2008 or our financial position as of March 31, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

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

As of March 31, 2008, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $49.6 million. The weighted average remaining requisite service period of the non-vested stock options, restricted stock and restricted stock units was 2.8 years, 1.0 years and 3.8 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

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

The Company reported net income for the three months ended March 31, 2008 of $59.5 million or $0.44 per diluted share on net sales of $290.3 million compared with net income of $57.1 million or $0.43 per diluted share on net sales of $254.4 million for the same period in 2007. Our net sales continue to be driven primarily by continued growth of Lidoderm® as well as steady growth from sales of Opana® and Opana® ER. Gross margins were 81% during the three months ended March 31, 2008 and 2007. We increased our investment in marketing expenses in support of key products, and continued our commitment to research and development.

Net Sales. Net sales for the three months ended March 31, 2008 increased 14% to $290.3 million from $254.4 million in the comparable 2007 period. This increase in net sales is primarily driven by increased net sales of Lidoderm® as well as increased net sales of Opana® ER and Opana®, which were launched in the second half of 2006. For the three months ended March 31, 2008, increased sales volume contributed 11% of the total sales growth of 14%, while selling price increases contributed the remaining 3% of the total sales growth.

The following table displays our net sales by product category and as a percentage of total net sales for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	$	%	$	%
Lidoderm®	$180,524	62	$154,071	61
Opana® ER and Opana®	40,283	14	29,247	11
Percocet®	31,800	11	30,563	12
Frova®	14,055	5	12,142	5
Other brands	1,816	1	2,610	1

Total brands	268,478	93	228,633	90
Other generics	21,793	7	25,776	10

Total generics	21,793	7	25,776	10

Total net sales	$290,271	100	$254,409	100

Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2008 increased by $26.5 million, or 17%, over the comparable 2007 period. The increase is primarily attributable to continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with our continued promotional activities positioning Lidoderm® as the only prescription analgesic patch specifically designed to effectively relieve the localized pain of post-herpetic neuralgia (PHN) with low risk of systemic side effects and drug-to-drug interactions. We believe we also are benefiting from our educational programs designed to improve our target audience’s understanding regarding the localized pain of PHN. In addition, our managed care efforts are focused on Medicare Part D, which consists predominately of elderly patients who are at greater risk for PHN. Medicare Part D has also served to raise overall awareness among formulary decision-makers resulting in an ongoing assessment of how best to secure access for patients.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the three months ended March 31, 2008 increased by $11.0 million, or 38% over the comparable 2007 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force. Net sales of Opana® ER and Opana® for the quarter ended March 31, 2007 included $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006.

Percocet®. Net sales of Percocet® for the three months ended March 31, 2008 increased by $1.2 million, or 4% over the comparable 2007 period. The increase is primarily attributable to improved pricing during the first quarter of 2008.

Frova®. Net sales of Frova® for the three months ended March 31, 2008 increased by $1.9 million, or 16% over the comparable 2007 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force.

Generics. Net sales of our generic products for the three months ended March 31, 2008 decreased by $4.0 million, or 15% from the comparable 2007 period. Continued generic competition for these generic products contributed to the decrease in sales over the comparable 2007 period. Generic competition with our products may have a material impact on our results of operations and cash flows in the future.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2008 and 2007:

	March 31,		% Change
	2008	2007
	(in thousands)
Cost of sales	$56,534	$49,625	14%
Selling, general and administrative	115,002	94,121	22%
Research and development	33,582	27,753	21%

Total costs and expenses	$205,118	$171,499	20%

Cost of Sales and Gross Margin

Costs of sales for the three months ended March 31, 2008 increased by $6.9 million or 14%, to $56.5 million from $49.6 million in the comparable 2007 period. Cost of sales as a percent of revenue was 19% for both the three months ended March 31, 2008 and March 31, 2007. Amortization expense included in cost of sales for our intangible assets related to commercial products for the three months ended March 31, 2008 and 2007 was $4.2 and $1.2 million, respectively. The increase in amortization expense is primarily due to an increase in intangible assets during the three months ended March 31, 2008. During the three months ended March 31, 2008, we added intangible assets totaling $175.7 million resulting from the termination of our note receivable with Vernalis as well as our licensing arrangement with Novartis AG. Gross profit margins for the three months ended March 31, 2008 and 2007 were 81%. In 2008, we experienced a more favorable mix of product revenues, as we derived a larger proportion of total revenue from higher margin branded products compared to revenues in the comparable 2007 period.

This favorable variance was partially offset by the increase in amortization expense discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 increased to $115.0 million from $94.1 million in the comparable 2007 period. This increase is primarily due to an increase in sales and promotional efforts in 2008 over the comparable 2007 period due to our continued investment in our commercial business and our infrastructure to support our key on-market products and pipeline. Selling, general and administrative expenses in 2008 include the impact of the continuing investments in infrastructure to support Endo’s long-term growth including the addition of approximately 100 sales representatives during the second half of 2007, and the continued launch expenses of Opana® ER and Opana®, as well as certain costs to obtain an additional 275 contract sales representatives for the launch of Voltaren® Gel. Selling, general and administrative expenses in 2008 also include the impact certain accruals for separation benefits of approximately $4.1 million.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2008 increased to $33.6 million from $27.8 million in the comparable 2007 period. Research and development expense growth reflects the Company’s ongoing commitment to clinical research as well as the impact of the Company’s external collaborations. This increase is primarily attributable to the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006. Milestone payments recorded to research and development expense were $6.5 million and $5.6 million during the three months ended March 31, 2008 and 2007, respectively. These amounts were primarily related to payments made or to be made to Orexo AB pursuant to the Rapinyl® license agreement.

Interest and Other Income, Net.

Interest and other income, net for the three months ended March 31, 2008 increased to $9.0 million from $7.0 million in the comparable 2007 period. This change is due to the increased interest income earned as a result of higher cash balances and as a result of holding investments in marketable securities which have had a higher rate of return as compared to our other investment vehicles utilized in the first quarter of 2007. During the second quarter of 2007, the Company began investing in marketable securities.

Income Tax.

Income tax for the three months ended March 31, 2008 increased to $34.6 million from $32.8 million in the comparable period. This increase is due to the increase in income before income tax for the three months ended March 31, 2008. In addition, our effective income tax rate increased to 36.8% for three months ended March 31, 2008 from 36.5% in the comparable 2007 period. The increase in the effective income tax rate is primarily related to the absence of the federal R&D tax credit. For calendar year taxpayers the federal R&D tax credit expired for taxable years beginning after December 31, 2007. The increase in the effective income tax rate due to the loss of the R&D tax credit is substantially offset by an increase in the amount of tax exempt interest income and lower FIN 48 tax expense.

2008 Outlook.

We estimate our 2008 net sales to between $1.245 billion and $1.280 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm® and Opana® ER and Opana®, as well as the launch of Voltaren® Gel, our newly licensed topical prescription product for use in treating pain associated with osteoarthritis. We expect gross profit margins to decline over the remainder of 2008 as a result of increased amortization expense resulting from the intangible assets acquired during the first quarter of 2008, increased discounts as we continue to expand our contracting with managed care organizations and royalties we may begin to incur on a portion of our net sales of Opana® ER in the second half of 2008. Selling, general and administrative expenses are expected to increase due to the addition of 275 contract sales representatives to support the launch of Voltaren® Gel. R&D expenses are expected to increase as we invest in clinical development programs in support of our mid-to-late stage development products. Of course, there can be no assurance of that the Company will achieve these results.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments and capital expenditures.

Cash, cash equivalents and current marketable securities were approximately $590.7 million at March 31, 2008 compared to $663.7 million at December 31, 2007. The Company continues to maintain a sufficient level of working capital, which was approximately $607.1 million at March 31, 2008, decreasing from $668.5 million at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, and liquid marketable securities, to be sufficient to cover cash needs for working capital for operations, licenses, milestone payments and capital expenditures.

Cash and cash equivalents at March 31, 2008 and December 31, 2007 primarily consisted of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. Current marketable securities at March 31, 2008 consisted of investments in open-end mutual funds that invest in U.S. government securities and one municipal bond holding.

During the three-month period ended March 31, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008. During the three-month period ended March 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $249.2 million of original par value auction-rate securities. There were no realized holding gains and losses resulting from the sales of our auction-rate securities and variable rate demand obligations during the three-month period ended March 31, 2008. In March 2008, the Board of Directors approved an amended investment policy prohibiting investments in auction-rate securities. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity.

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, auctions for $317.4 million of original par value of our auction-rate securities have failed rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007. Auction-rate securities classified as long-term at March 31, 2008 and December 31, 2007 were $303.3 million and $273.5 million, respectively.

Through the date of this Report all of our auction-rate securities in which we invest remain with A, AA, and AAA underlying ratings. Specifically, 3% of our auction-rate securities are A rated, 3% are AA rated and 94% are AAA rated. In addition, during 2008, we liquidated into cash equivalents 269.2 million; the amount equal to our original purchase value. The underlying assets of our auction-rate securities are student loans and municipal bonds. Student loans are insured by either the Federal Family Education Loan Program (FFELP), a combination of FFELP and other monocline insurers such as Ambac Assurance Corp. (AMBAC) and MBIA Insurance Corp. (MBIA), or AMBAC. The municipal bonds are insured by AMBAC, MBIA, or Financial Security Assurance Inc. (FSA). As of April 29, 2008, AMBAC and MBIA were rated AAA by Moody’s and Standard and Poor’s, and AA by Fitch Ratings and FSA was rated AAA by Moody’s, Standard and Poor’s, and Fitch Ratings. Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $14 million, from $337.4 million to $323.3 million at March 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $14 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at principal value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of income. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $74.5 million for the three months ended March 31, 2008 from $128.5 million for the three months ended March 31, 2007. Significant components of our operating cash flows for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Cash Flow Data-Operating Activities:
Net income	$59,528	$57,149
Depreciation and amortization	7,304	3,913
Stock-based compensation	4,397	3,068
Interest earned on available-for-sale securities	(4,543)	—
Changes in assets and liabilities which provided cash:	12,979	53,220
Other, net	(4,212)	11,111

Net cash provided by operating activities	$75,453	$128,461

Net cash provided by operating activities decreased by $53.0 million to $75.5 million for the three months ended March 31, 2008. This decrease is primarily a result of a $59.2 million decrease in the cash flow impact of accounts receivable as a result of the significant collections during the first quarter of 2007 for 2006 sales of our generic oxycodone ER product which we ceased selling as of December 31, 2006.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $125.4 million for the three months ended March 31, 2008 compared to net cash used in investing activities of $7.0 million during the same period of 2007. During the three months ended March 31, 2008, the Company collected $3.3 million from Vernalis on our note receivable and sold $363.5 million of available-for-sale securities, which was partially offset by purchases of available-for-sale securities of $134.2 million and an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel. During 2008, the Company also paid $7.3 million for capital expenditures compared to $4.3 million during the same period in 2007. During 2008, the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, we paid the $15 million in additional contingent purchase price in March 2008. During the three months ended March 31, 2007, we invested an additional $2.8 million in Life Sciences Opportunities Fund (Institutional) II, L.P.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $0.6 million for the three months ended March 31, 2008 from $18.7 million for the three months ended March 31, 2007. The decrease is primarily due to a $20.0 million payment to Endo Pharma LLC pursuant to the tax sharing agreement (described below) compared to a $0.3 million payment during the three months ended March 31, 2008.

Working Capital. Working capital decreased to $607.1 million as of March 31, 2008 from $668.5 million as of December 31, 2007. The components of our working capital as of March 31, 2008 and December 31, 2007 are below:

	March 31, 2008	December 31, 2007
Total current assets	$985,925	$1,065,447
Less: Total current liabilities	378,785	396,958

Working capital	$607,140	$668,489

Working capital decreased as a result of a net investment of $28 million in long-term marketable securities and an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel, partially offset by the positive impact of cash flow from operations on working capital.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain current and former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of March 31, 2008, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of March 31, 2008, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of March 31, 2008, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through March 31, 2008. As of March 31, 2008, our net liability due to Endo Pharma LLC is approximately $0.3 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the three-month period ended March 31, 2008, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of March 31, 2008, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

ACQUISITIONS, LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (the “Novartis Agreement”) with and among Novartis AG, and Novartis Consumer Health, Inc., (“Novartis”), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (“Voltaren Gel” or “Licensed Product”). Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (“FDA”), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Novartis Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Novartis Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Novartis Agreement, subject to certain limitations as defined in the Novartis Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Novartis Agreement year basis such that Endo’s obligation with respect to each Novartis Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Novartis Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset representing the fair value of the exclusive license to market Voltaren Gel. We are amortizing this intangible asset over its estimated useful life of 5 years.

Endo shall be solely responsible to commercialize the Licensed Product during the term the Novartis Agreement. With respect to each year during the term of the Novartis Agreement, Endo is required to expend a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations as provided for under the Novartis Agreement. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Novartis Agreement, subject to certain provisions under the Novartis Agreement. Further, during the term of the Novartis Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

During the term of the Novartis Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price of product purchased under the Novartis Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials as set forth in the Novartis Agreement. Endo has an existing long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (an “OTC Switch”) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Novartis Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Novartis Agreement, provided that, and subject to certain limitations and provisions as set forth in the Novartis Agreement, as a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Novartis Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

The Initial Term of the Novartis Agreement will expire on June 30, 2013. Endo has the option to extend the Novartis Agreement for two successive one (1) year terms (each, a “Renewal Term”) beyond the Initial Term. The Novartis Agreement will remain in place after the first two Renewal Terms unless either party provides written notice of non-renewal to the other party at least six (6) months prior to the expiration of any Renewal Term after the first Renewal Term or the Novartis Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Novartis Agreement, the Novartis Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within ninety (90) days from the giving of written notice. Endo may terminate the Novartis Agreement by written notice upon the occurrence of several events, including the launch in the United States of a generic to the Licensed Product. Novartis may terminate the Novartis Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum details in any given six (6) month period under the Novartis Agreement; or (2) on or after the launch in the United States of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Novartis Agreement are less than a certain defined dollar amount.

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three-month periods ended March 31, 2008 and 2007 we recorded $20.0 million and $17.1 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

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

As a result of the terms described above, the Company anticipates that no royalties are or will be due on the first $186.3 million of net sales of Opana® ER as we recoup our previously recognized launch expenses. After this initial $186.3 million of net sales, royalties will be reduced by fifty percent (50%) until we recoup our previously recognized certification period expenses, after which time royalties will be payable on annual net sales based on the royalty rates described above. We may begin incurring royalties on net sales of Opana® ER during the second half of 2008.

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

In April 2008, we notified the U.S. Food and Drug Administration (FDA) of the withdrawal of the supplemental new drug application (sNDA) without prejudice to refiling as afforded under 21 CFR 314.65 for Frova® (frovatriptan succinate) 2.5 mg tablets. This sNDA was for the additional indication of Frova® for the short-term (six days per month) prevention of menstrual migraine. Frova® is already approved and marketed for the acute treatment of migraine with or without aura in adults where a clear diagnosis of migraine has been established.

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

ZARS Pharma

On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch ( the “ZARS Agreement”). SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. We may be required to make additional payments of up to approximately $19 million upon achievement of certain commercial milestones. We will also pay ZARS royalties on net sales of SyneraTM. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006 we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. In February 2008, ZARS and Endo entered into an amendment to the ZARS Agreement which granted Endo the right, through July 31, 2008, to pursue assignment of the ZARS Agreement and the right to terminate the ZARS Agreement on or after May 1, 2008, upon three months prior written notice.

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

The purchase price of RxKinetix, as of the acquisition date, was $20.5 million which was funded from our existing cash on hand. Additional contingent cash purchase consideration of up to $95 million may become due upon the achievement of certain clinical and regulatory milestones. The excess of fair value of the net assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with SFAS No. 141, Business Combinations. Any contingent consideration paid in the future will be first applied to reduce the amount recorded as estimated amount due seller, and thereafter to the net assets acquired based on their relative fair values. At December 31, 2007, the Company recorded, as a current liability, $15 million of the “estimated amount due seller”. The current portion of the “estimated amount due seller” was due upon the first dosage being administered to a patient in a clinical phase III trial.

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo has agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo will initiate a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial. Accordingly, we paid the $15 million “estimated amount due seller” in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of data from additional pre-clinical studies. This issue will be considered during the previously announced upcoming in-depth review of our research and development pipeline.

Orexo AB

In August 2004, we entered into an agreement granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration and are amortizing over its estimated useful life of 20 years. Our agreement with Orexo provides for us to make additional license fees and payments based on development and regulatory milestones, which may total up to $22.1 million. The entire $22.1 million has been recorded through March 31, 2008 and included in research and development expense. Of this $22.1 million expensed from the inception of the agreement through March 31, 2008, $4.4 million and $5.2 million has been recorded during each of the three months ended March 31, 2008 and 2007, respectively. The agreement also provides for royalties based upon commercial sales and may include sales milestones if defined sales thresholds are achieved. In addition, the license agreement also contains customary terms and conditions, including representations, warranties, indemnities and termination rights. The term of the license agreement shall be until the later of (i) the expiration of the patents or (ii) the expiration of any market exclusivity right. We can terminate the license agreement under certain circumstances, including upon six months’ written notice, and we may be required to pay a termination fee of up to $750,000.

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

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. In April 2008, we terminated the DURECT CHRONOGESICTM License Agreement. Under the current terms of this license agreement, we were not responsible for any development costs for CHRONOGESIC prior to May 1, 2008 so long as written notification of termination of the agreement is provided to DURECT by April 30, 2008. This return of CHRONOGESIC rights has no effect on DURECT and Endo’s collaboration with respect to the sufentanil transdermal patch (TRANSDUR™-Sufentanil) licensed by Endo from DURECT for the U.S. and Canada. There was no fee due to DURECT as a result of terminating the DURECT CHRONOGESICTM License Agreement.

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

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the first quarter of 2008, we expensed a $2 million milestone payment as research and development expense. Additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

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

Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements and acquisitions of product rights or technologies, which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Consistent with our goal of becoming the leading pain company, we are evaluating and pursuing opportunities to deepen and broaden our penetration of the pain market, as well as in other innovation driven categories that have the potential to provide diversification and growth. Toward this end, we are targeting products that are clinically innovative and differentiated, including earlier stage opportunities, while continuing to advance our current development pipeline. Endo’s management team and our Board of Directors continue to examine the best use of the Company’s strong balance sheet and cash position, including consideration of opportunities in the evolving pharmaceutical market place that strengthen the Company and enhance shareholder value. We will continue to drive our top line growth by maximizing the growth of Lidoderm® for post-herpetic neuralgia and continuing to accelerate both the Opana® franchise and Frova® for the acute treatment of migraine headaches in adults. We will also selectively pursue high barrier to entry opportunities to invest in our generic business.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2007 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$37,094	$8,292	$7,618	$4,704	$3,246	$2,724	$10,510
Capital Lease Obligations	1,182	983	120	79	—	—	—
Minimum Purchase Commitments to Novartis	62,000	20,000	21,000	21,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	685	685	—	—	—	—	—
Minimum Royalty Obligation Due to Hind	2,000	500	500	500	500	—	—
Minimum Purchase Commitments to Teikoku(1)	160,000	32,000	32,000	32,000	32,000	32,000	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Milestone Payment(3)	15,000	15,000	—	—	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis AG (4)	60,000	—	—	—	15,000	30,000	15,000
Other Commitments(5)	1,333	1,333	—	—	—	—	—

Total	$341,294	$80,793	$61,238	$58,283	$50,746	$64,724	$25,510

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

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. During the year ended December 31, 2007, we invested an additional $5.3 million in this partnership, bringing our cumulative cash investment to $8.0 million as of December 31, 2007 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.
(3)	This amount represents the contingent milestone payment due to the former owners of RxKinetix upon the first dosage being administered to a patient in a clinical phase III trial of EN3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial. Accordingly, we paid the $15 million “estimated amount due seller” in March 2008.
(4)	Under the terms of the five-year Novartis Agreement, Endo made an up-front cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Novartis Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Novartis Agreement, subject to certain limitations as defined in the Novartis Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Novartis Agreement year basis such that Endo’s obligation with respect to each Novartis Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year.
(5)	In June 2007, we agreed to provide approximately $2.7 million in funding for certain tenant improvements to be made at a building currently under construction at the Company’s corporate headquarters in Chadds Ford, Pennsylvania, which will be leased by the Company upon completion. The payments are to be made in two equal installments, the first of which was paid in July 2007 with the remainder to be paid upon completion of the building currently anticipated to be in the first half of 2008.

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

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, on January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of March 31, 2008, our liability for unrecognized tax benefits amounted to $15.7 million. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Litigation. As discussed in Note 12. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part I, Item 1 of this Report, we are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. Although we do not currently posses sufficient information to reasonably estimate the amounts of liabilities, if any, to be recorded upon future completion of litigation or investigations, and neither the timing nor the amount of the ultimate costs associated with such litigation or investigations can be determined, they could be material to our consolidated results of operations, financial condition or operating cash flows in the periods recognized or paid.

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No contingent amounts have been accrued with respect to any of these unsettled legal proceedings at March 31, 2008.

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

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part 1 of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 in response to Item 1A. to Part 1 of such Form 10-K/A, filed with the Securities and Exchange Commission on April 29, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(a)	On March 3, 2008, the Registrant’s wholly owned subsidiary Endo Pharmaceuticals Inc. (EPI) amended its existing lease agreement, dated as of January 19, 2007 with Painters’ Crossing Three Associates, L.P. (Original Lease Agreement), pursuant to which EPI will lease from Landlord certain property comprised of approximately 48,600 square feet of office space, located on the campus of our corporate headquarters in the Painters’ Crossing Office Complex in Chadds Ford, Pennsylvania. In addition to amending certain defined terms in the Original Lease Agreement, EPI and Landlord agreed to a lease commencement date of April 1, 2008.

(b)	As previously disclosed in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2008, the Board of Directors approved Amendment No. 1 (the “Amendment”) to the Company’s amended and restated bylaws (the “Bylaws”), effective March 25, 2008, which Amendment provides, among other things that stockholders proposing nominees for director must give prior written notice to the Company. Nominations for election to the Board of Directors may be made at a meeting of stockholders by or at the direction of the Board of Directors (or any duly authorized committee thereof) or by any stockholder of the Company who is entitled to vote for the election of directors at the meeting and who complies with the notice procedures set forth in the Bylaws. A stockholder who wishes to propose a prospective nominee for election to the Board of Directors must give timely notice in proper written form to the Secretary of the Company. In the case of an annual meeting to be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs. For the 2008 Annual Meeting, stockholders will be required to submit nominations with respect to the election of directors not later than May 10, 2008, which is 10 days following the day on which the Company announced the date of the 2008 Annual Meeting. In the case of a special meeting of stockholders called for the purpose of electing directors, notice must be delivered to or mailed and received at the principal executive offices of the Company not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public announcement of the date of the special meeting is first made, whichever first occurs. In no event shall the public announcement of an adjournment or postponement of a meeting of stockholders commence a new time period (or extend any time period) for the giving of a stockholder’s notice as described above. To be in proper written form, a stockholder’s notice shall set forth: (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director (i) the name, age, business address and residence address of such person; (ii) the principal occupation or employment of such person; (iii) the class and number of shares of capital stock of the Company which are beneficially owned by such person and any other direct or indirect pecuniary or economic interest in any capital stock of the Company of such person, including, without limitation, any derivative instrument, swap, option, warrant, short interest, hedge or profit sharing arrangement; and (iv) any other information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder (including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (i) the name and address, as they appear on the Company’s books, of such stockholder, and of such beneficial owner; (ii) the class and number of shares of capital stock of the Company which are beneficially owned by such stockholder and such beneficial owner and any other direct or indirect pecuniary or economic interest in any capital stock of the Company of such stockholder and such beneficial owner, including, without limitation, any derivative instrument, swap, option, warrant, short interest, hedge or profit sharing arrangement; (iii) a description of any arrangements or understandings between such stockholder and each proposed nominee and any other person (including their names) pursuant to which the nomination(s) are to be made by such stockholder and such beneficial owner; (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such stockholder and such beneficial owner that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors, or may otherwise be required, in each case pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company. Notwithstanding the foregoing, unless otherwise required by law, if the stockholder (or a qualified representative of the stockholder) does not appear at the meeting of stockholders of the Company to present a nomination, such nomination shall be disregarded, notwithstanding that proxies in respect of such vote may have been received by the Company. To be considered a qualified representative of the stockholder, a person must be a duly authorized officer, manager or partner of such stockholder or must be authorized by a writing executed by such stockholder or an electronic transmission delivered by such stockholder to act for such stockholder as proxy at the meeting of stockholders and such person must produce such writing or electronic transmission, or a reliable reproduction of the writing or electronic transmission, at the meeting of stockholders. The chairperson of the meeting shall determine whether a nomination was not made in accordance with the procedures prescribed by the Bylaws, and if he or she should so determine, he or she shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

The Bylaws, as amended, are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/s/ David P. Holveck
Name:	David P Holveck
Title:	President and Chief Executive Officer

/s/ Charles A. Rowland, Jr.
Name:	Charles A. Rowland, Jr.
Title:	Executive Vice President, Chief Financial Officer and Treasurer

Date: May 1, 2008

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

3.2	Amended and Restated By-laws of Endo Pharmaceuticals Holdings Inc.

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4

Agreement dated April 29, 2008 between Endo Pharmaceuticals Holdings Inc. and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on From 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008

10.8	Issuer Warrant Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.27	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and David A. H. Lee (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo Pharmaceuticals Holdings Inc. and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008).

10.31*	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 4, 2008

10.31.1*	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008

10.32	[Intentionally Omitted.]

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc.

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	[Intentionally Omitted]

10.42.2	[Intentionally Omitted]

10.42.3	[Intentionally Omitted]

10.42.4	[Intentionally Omitted]

10.42.5	[Intentionally Omitted]

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.