Form 10-Q
period 2008-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2008-08-01
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of July 25, 2008: 120,288,504

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements, including estimates of future net sales, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 29, 2008, and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in Amendment No. 1 on Form 10-K/A. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in Amendment No. 1 on Form 10-K/A include those factors described herein under the caption “Risk Factors” and in documents incorporated herein by reference, including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•

existing suppliers become unavailable or lose their regulatory status as an approved source, causing an inability to obtain required components, raw materials or products on a timely basis or at commercially reasonable prices;

•	the loss of branded product exclusivity periods and related intellectual property;

•	our exposure to securities that are subject to market risk; and

•

the holders of our 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the Convertible Notes. Such a repurchase could require significant amounts of cash and could adversely affect our financial condition.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$565,177	$350,325
Marketable securities	34,636	313,386
Accounts receivable, net	234,153	249,784
Inventories	89,406	69,228
Prepaid expenses and other current assets	18,196	26,539
Deferred income taxes	59,626	56,185

Total current assets	1,001,194	1,065,447

MARKETABLE SECURITIES	263,353	283,339
PROPERTY AND EQUIPMENT, Net	46,411	44,920
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	224,812	70,949
NOTE RECEIVABLE	—	45,971
DEFERRED INCOME TAXES	46,783	4,211
OTHER ASSETS	7,847	6,722

TOTAL ASSETS	$1,771,479	$1,702,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,922	$178,869
Accrued expenses	193,589	185,264
Due to Endo Pharma LLC	342	685
Estimated amount due seller, current portion	—	15,000
Income taxes payable	3,919	17,140

Total current liabilities	347,772	396,958

CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	370,780	—
OTHER LIABILITIES	53,363	13,390
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 134,196,329 and 134,144,993 shares issued; 120,264,110 and 134,144,993 outstanding at June 30, 2008 and December 31, 2007, respectively	1,342	1,341
Additional paid-in capital	668,427	704,305
Retained earnings	702,172	583,619
Accumulated other comprehensive (loss) income	(26,925)	3,025
Treasury stock, 13,932,219 and 0 shares at June 30, 2008 and December 31, 2007, respectively	(345,452)	—

Total stockholders’ equity	999,564	1,292,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,771,479	$1,702,638

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$306,161	$257,147	$596,432	$511,556
COSTS AND EXPENSES:
Costs of sales	62,993	54,690	119,527	104,315
Selling, general and administrative	126,524	88,465	241,526	182,586
Research and development	26,497	27,620	60,079	55,373
Impairment of other intangible assets	8,083	—	8,083	—

OPERATING INCOME	82,064	86,372	167,217	169,282

INTEREST EXPENSE	2,449	—	2,719	47
INTEREST AND OTHER INCOME	(7,025)	(8,264)	(16,278)	(15,329)

INCOME BEFORE INCOME TAX	86,640	94,636	180,776	184,564
INCOME TAX	27,615	34,090	62,223	66,869

NET INCOME	$59,025	$60,546	$118,553	$117,695

NET INCOME PER SHARE:
Basic	$0.48	$0.45	$0.92	$0.88
Diluted	$0.48	$0.45	$0.92	$0.88
WEIGHTED AVERAGE SHARES:
Basic	122,985	133,820	128,561	133,725
Diluted	123,531	134,504	129,078	134,395

See notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$118,553	$117,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,927	7,928
Stock-based compensation	8,958	7,233
Interest earned on available-for-sale securities	(2,201)	(313)
Amortization of debt issuance costs and premium/discount	1,175	(620)
Deferred income taxes	(3,101)	8,660
Impairment of long-lived assets	11,198	—
Loss (gain) on disposal of property and equipment	55	(151)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	15,631	57,041
Inventories	(20,178)	(10,775)
Note receivable	(416)	(493)
Prepaid and other assets	4,214	4,871
Accounts payable	(26,259)	(628)
Accrued expenses	9,660	390
Other liabilities	(5,292)	1,918
Income taxes payable	(13,221)	8,347

Net cash provided by operating activities	118,703	201,103

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,385)	(8,885)
Purchase of available-for-sale securities	(134,211)	(360,612)
Sales of available-for-sale securities	401,277
Proceeds from the sale of property and equipment	27	268
Principal payments on note receivable	3,333	—
Acquisition of license rights	(85,000)	—
Acquisition, net of cash acquired	(15,000)	—
Distribution from equity method investee	—	1,096
Other investments	—	(2,800)

Net cash provided by (used in) investing activities	157,041	(370,933)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(487)	(498)
Tax sharing payments to Endo Pharma LLC	(343)	(20,000)
Tax benefits of stock options exercised	139	2,813
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	520	5,259
Net proceeds from issuance of convertible senior subordinated notes due 2015	371,512	—
Purchase of hedge on convertible senior subordinated notes due 2015	(107,607)	—
Sale of common stock warrants	50,371	—
Purchase of common stock	(374,997)	—

Net cash used in financing activities	(60,892)	(12,426)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,852	(182,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,325	628,085

CASH AND CASH EQUIVALENTS, END OF PERIOD	$565,177	$445,829

SUPPLEMENTAL INFORMATION:
Interest paid	$32	$47
Income taxes paid	$83,700	$45,431
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment financed by capital leases	$425	$73
Change in accrual for purchases of property and equipment	$2,688	$(4,090)
Settlement of note receivable	$(46,667)	$—
Acquisition of license rights	$90,657	$—

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Endo Pharmaceuticals Holdings Inc. (the “Company” or “we” or “Endo”) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company has adopted SFAS 157 for financial assets and liabilities. The initial adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will be effective following approval by the Securities and Exchange Commission (“SEC”). The FASB does not expect the issuance of SFAS 162 to result in a change in current practice.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we will be required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there will be no effect on our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this pronouncement, however we expect there to be a dilutive effect on our earnings per share.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of AA or better. Further, the issuers have been making interest payments promptly. We do not own any collateralized debt obligations or other types of mortgage-backed securities that have traded at significant discounts to their par amount.

As more fully described in Note 4, as a result of failed auctions, our auction-rate securities are currently illiquid through the normal auction process. As a result, quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of June 30, 2008. As a result of the declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, we have recorded a pre-tax $27.4 million reduction in shareholders’ equity in accumulated other comprehensive loss. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. Since February 2008, when we began to experience failed auctions, and through the date of this filing, we have divested, without a loss, $71.1 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of this $71.1 million of original par value auction-rate securities, $19.5 million was classified as short-term marketable securities at June 30, 2008.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$380,544	$—	$—	$380,544
Auction-rate securities	19,500	—	257,723	277,223
Equity securities	20,766	—	—	20,766

Total	$420,810	$—	$257,723	$678,533

Auction-rate securities included in Level 1 represent securities that were called by the issuer and settled subsequent to June 30, 2008 at amounts equal to our original par value investment. Based on market conditions, the Company changed its valuation methodology for its remaining auction rate securities to a discounted cash flow analysis during the first quarter 2008. Previously, fair value was based on quoted market prices in the auction-rate securities markets. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-rate securities
Balance at December 31, 2007	$—
Transfers to Level 3	356,250
Securities sold or redeemed	(51,600)
Securities purchased	—
Transfers in and/or (out) of Level 3	(19,500)
Unrealized loss included in other comprehensive income	(27,427)

Balance at June 30, 2008	$257,723

4. MARKETABLE SECURITIES

Available-for-sale securities held by the Company as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2008:
Money market funds	$380,544	$—	$—	$380,544

Total included in cash and cash equivalents	380,544	—	—	380,544
Auction-rate securities	19,500	—	—	19,500
Equity securities	15,000	136	—	15,136

Current marketable securities	34,500	136	—	34,636
Auction-rate securities	285,150	—	(27,427)	257,723
Equity securities	5,000	630	—	5,630

Long-term marketable securities	290,150	630	(27,427)	263,353

Total available-for-sale securities	$705,194	$766	$(27,427)	$678,533

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2007:
Money market funds	$299,261	$—	$—	$299,261

Total included in cash and cash equivalents	299,261	—	—	299,261
Auction-rate securities	194,465	2	—	194,467
Variable-rate demand obligations	113,805	—	—	113,805
Municipal bond	5,078	36	—	5,114

Current marketable securities	313,348	38	—	313,386
Auction-rate securities	273,477	—	—	273,477
Equity securities	5,000	4,862	—	9,862

Long-term marketable securities	278,477	4,862	—	283,339

Total available-for-sale securities	$891,086	$4,900	$—	$895,986

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

During the six-months ended June 30, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities and variable rate demand obligations. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008. During the six-months ended June 30, 2008, we sold $113.8 million of original par value variable-rate demand obligations. During the same period, we also sold $287.0 million of original par value auction-rate securities. There were no realized holding gains or losses resulting from the sales of our available for sale securities during the six-months ended June 30, 2008.

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, our auction-rate securities have failed at auction rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. Auction-rate securities classified as long-term at June 30, 2008 and December 31, 2007 were $257.7 million and $273.5 million, respectively. Since February 2008, when we began to experience failed auctions, and through the date of this filing, we have divested, without a loss, $71.1 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of this $71.1 million of original par value auction-rate securities, $19.5 million was classified as short-term marketable securities at June 30, 2008. Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss, and none of our third-party investment advisors has discretion to make investment decisions or execute investment transactions without our consent. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of operations. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of July 29, 2008, MBIA was rated Baa2 by Moody’s and A- by Standard and Poor’s. AMBAC was rated A3 by Moody’s and A by Standard and Poor’s. Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $27.4 million at June 30, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $27.4 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of June 30, 2008 (in thousands):

	Underlying Credit Rating(1)
	AAA	AA	Total
Underlying security:
Student loans	$170,143	$87,580	$257,723

Total auction-rate securities included in long-term marketable securities	$170,143	$87,580	$257,723

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of June 30, 2008, the yields on our long-term auction-rate securities ranged from 2.49% to 14.0%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of June 30, 2008, the weighted average yield for our long-term auction-rate securities was 3.23%. Total interest earned on our auction-rate securities during the six months ended June 30, 2008 was $8.8 million.

In determining the fair value of our auction-rate securities as of June 30, 2008, we primarily applied an “income approach” supplemented with a “market approach” as prescribed under SFAS 157, Fair Value Measurements. The income approach uses valuation techniques to convert future amounts (for example, cash flows) to a single present amount (discounted). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The measurement is based on the value indicated by current market expectations about those future amounts.

In estimating the fair value of our auction-rate securities, the Company determined the interest payable on municipal bonds with comparable ratings on a state-by-state basis for each maturity date. The Company calculated the present value (not exceeding 100%) of each auction-rate security, assuming that the current interest rate being paid on each security as of June 30, 2008 would not change until maturity. The Company further applied a series of discounts as follows:

•	a 3% discount for loss of liquidity;

•	an additional 2% discount to securities for which the applicable percentage rate (“APR”) to be applied in calculating the interest rate to be paid is 125%; and

•	an additional 1% discount applied to securities for which the APR is 150%.

These discounts were reduced by 1% on securities having a current interest rate greater than 10%. A 0.5% reduction was applied to securities having a current interest rate between 8% and 10%.

The amortized cost and estimated fair value of debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in less than 1 year	$—	$—	$5,078	$5,114
Due in 1 to 5 years	—	—	4,500	4,500
Due in 5 to 10 years	—	—	—	—
Due after 10 years	304,650	277,223	577,247	577,249
Equity securities	20,000	20,766	5,000	9,862
Money market funds	380,544	380,544	299,261	299,261

Total	$705,194	$678,533	$891,086	$895,986

5. INVENTORIES

Inventories are comprised of the following at June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$10,143	$8,670
Work-in-process	18,315	14,720
Finished goods	60,948	45,838

Total	$89,406	$69,228

6. ACQUISITIONS, LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (the “Novartis Agreement”) with and among Novartis AG and Novartis Consumer Health, Inc., (“Novartis”), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (“Voltaren Gel” or “Licensed Product”). Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (“FDA”), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

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

Endo shall be solely responsible to commercialize the Licensed Product during the term of the Novartis Agreement. With respect to each year during the term of the Novartis Agreement, Endo is required to expend a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations as provided for under the Novartis Agreement. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Novartis Agreement, subject to certain provisions under the Novartis Agreement. Further, during the term of the Novartis Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

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

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (an “OTC Switch”) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Novartis Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Novartis Agreement, provided that, and subject to certain limitations and provisions as set forth in the Novartis Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Novartis Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm® . The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the six-month periods ended June 30, 2008 and 2007 we recorded $40.5 million and $35.8 million, respectively, for these royalties to Hind, which were recorded as a reduction to net sales. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only that opioid analgesic product currently under development by the parties, namely, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which oxymorphone ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the certification period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

In July 2008, the Company and Penwest entered into an amendment (the 2008 Amendment) to the 2002 Agreement. Under the terms of the 2008 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to change the manner in which Endo reimburses Penwest for costs and fees incurred by Penwest in connection with any patent enforcement litigation.

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

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the 2004 License Agreement between Vernalis and the Company (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the United States. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85 million threshold. In summary, we received a cash payment from Vernalis of $7 million and acquired an intangible asset representing a future royalty stream on the net sales of Frova® as consideration for the full settlement of the note receivable.

The fair value of the royalty stream that we acquired as a result of the settlement of the note receivable was calculated using the present value of expected future cash flows using a discount rate that we considered to be appropriate given the inherent risk in the timing and the amount of estimated cash flows. Our estimate of expected future cash flows is based on the royalty savings that we expect to realize as a result of Amendment No. 4 described above. Based upon our analysis, the fair value of the royalties that we would have otherwise been required to pay plus the $7 million cash payment made by Vernalis to us in February 2008 is sufficient to recover the amounts owed to us.

Accordingly, we recorded the intangible asset on our books in an amount equal to the book value of the note receivable surrendered, after applying the $7 million payment received from Vernalis, or $46.7 million. We are amortizing this acquired intangible asset, into cost of sales, on a straight-line basis over its estimated useful life of nine (9) years. The nine-year estimated useful life is consistent with the period of time we currently expect to maximize use of the asset without the significant risk of generic competition for Frova®.

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

ZARS Pharma

On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch (“ZARS Agreement”). SyneraTM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006, we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. Endo terminated the ZARS Agreement effective July 31, 2008.

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

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo had agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo initiated a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial, triggering a contingent purchase consideration payment in the amount of $15 million that was made in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of additional pre-clinical data. We are currently evaluating this FDA correspondence.

Orexo AB

In August 2004, we entered into an agreement (the “agreement” or the “Orexo agreement”) granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration. We were amortizing this intangible asset over its estimated useful life of 20 years. Our agreement with Orexo provided for us to make additional license fees and payments based on development and regulatory milestones, which total up to $22.1 million, $17.7 million of which has been recorded and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through June 30, 2008, $0.8 million and $5.2 million has been recorded during each of the six months ended June 30, 2008 and 2007, respectively.

During the second quarter of 2008, the Company completed an in-depth review of its research and development (R&D) activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, in July 2008 the Company decided to discontinue development of Rapinyl™. As a result of this decision, the Company recorded a pre-tax impairment of other intangible assets in the amount of $8.1 million in the second quarter of 2008 to reduce the remaining balance of our Rapinyl™ intangible asset to zero and also recorded an impairment charge of approximately $3.1 million related to the impairment of property and equipment that has been included in research and development expenses.

Pursuant to the terms the Orexo agreement, we are required to pay a $0.8 million termination fee to Orexo. In addition, we are required to continue all ongoing clinical trials related to Rapinyl™ for a maximum of six months from the date of our termination of the Orexo agreement. We are also required to transition the manufacturing process to Orexo or an agreed-upon third party, and supply manufactured product to Orexo or the agreed-upon third party during the transition period for up to a maximum of two years from the date of termination of the agreement. Orexo will pay us 125% of the cost for all manufactured product we provide during the transition period.

ProEthic Pharmaceuticals, Inc.

        In March 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries. Under the terms of this agreement, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31,

2005. We made a $5 million milestone payment upon the achievement of a regulatory milestone that was expensed as research and development during the year ended December 31, 2006.

During the second quarter of 2008, the Company completed an in-depth review of its research and development activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, in July 2008 the Company decided to discontinue development of the ketoprofen patch. There was no termination fee due to ProEthic as a result of terminating this agreement.

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. In April 2008, we terminated the DURECT CHRONOGESICTM License Agreement. Under the current terms of this license agreement, we were not responsible for any development costs for CHRONOGESIC prior to May 1, 2008 so long as written notification of termination of the agreement is provided to DURECT by April 30, 2008. This return of CHRONOGESIC rights has no effect on DURECT and Endo’s collaboration with respect to the sufentanil transdermal patch (TRANSDUR™-Sufentanil) licensed by Endo from DURECT for the U.S. and Canada. There was no termination fee due to DURECT as a result of terminating the DURECT CHRONOGESICTM License Agreement.

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

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain. EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million that was expensed as research and development during the year ended December 31, 2007, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo has assumed responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement, the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the six months ended June 30, 2008, we expensed a $2 million milestone payment as research and development expense. Additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. In future periods, we may incur up to approximately $3 million of expense pursuant to these contracts. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.

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

7. GOODWILL AND OTHER INTANGIBLES

Our goodwill and other intangible assets consist of the following at June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$181,079	$181,079

Amortizable intangibles:
Licenses	$257,757	$92,100
Patents	3,200	3,200

	260,957	95,300
Less accumulated amortization	(36,145)	(24,351)

Other Intangibles, net	$224,812	$70,949

Changes in the gross carrying amount of licenses for the year ended December 31, 2007 and the six-month period ended June 30, 2008, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2006	$94,621
Synera™ impairment	(2,521)

Balance at December 31, 2007	$92,100
Vernalis note receivable termination	46,667
Novartis license acquisition	128,990
Rapinyl™ impairment (Note 6)	(10,000)

Balance at June 30, 2008	$257,757

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2007 is as follows (in thousands):

2008	$31,859
2009	$36,297
2010	$36,297
2011	$36,297
2012	$36,297

8. NOTE RECEIVABLE

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to exclusively license to us the rights to market Frova® (frovatriptan) in North America. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. The loan was primarily used to make a payment in full and final settlement of the amounts due to Elan Corporation from Vernalis in connection with Vernalis’ reacquisition of the North American rights to Frova®. At inception, we estimated that an approximate fair market rate of interest for this type of secured loan was 8% per annum and therefore recorded the note receivable at its present value at inception of $43.8 million. The note receivable was being accreted up to its face amount at maturity using the effective interest method and thus the effective interest rate over the five-year term would have been be 8% per annum. The difference of $6.2 million between the face amount of the note and its present value at inception had been treated as additional consideration paid to acquire the license rights and was included in other intangibles, net.

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the License Agreement dated July 14, 2004 between Vernalis and the Company (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual net sales less than $85 million. Prior to this amendment, royalties were payable by the Company on all net sales of Frova® in the United States. Once the annual minimum net sales amount is reached, royalty payments will be due on the portion of annual net sales that exceed the threshold. Pursuant to the termination agreement, Vernalis also made a cash payment to the Company of $7 million.

Our analysis of the fair value of the royalty stream that we acquired as a result of the settlement of the note receivable was performed using the present value of expected future cash flows using a discount rate that we considered to be appropriate given the inherent risk in the timing and the amount of estimated cash flows. Our estimate of expected future cash flows is based on the royalty savings that we expect to realize as a result of Amendment No. 4. These royalty savings are based upon revenue projections of Frova® through 2018. Net sales of Frova® were $38.1 million, $40.6 million and $52.4 million for the years ended December 31, 2005, 2006 and 2007, respectively, representing a compound annual growth rate of approximately seventeen (17) percent. Our probability weighted model analyzes two scenarios, one having revenue growth through 2015 and the other assuming declines in revenue beginning in 2009 due to potential generic competition in the migraine market.

Based upon our analysis, the fair value of the royalties that we would have otherwise been required to pay plus the $7 million cash payment made by Vernalis to us in February 2008 was sufficient to cover the amounts Vernalis owed to us. Therefore, we concluded that an impairment charge was not required upon settlement in February 2008.

9. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$59,025	$60,546	$118,553	$117,695
Other comprehensive income:
Unrealized losses on securities, net of tax	(14,896)	(293)	(29,950)	(558)

Total comprehensive income	$44,129	$60,253	$88,603	$117,137

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million

(7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of June 30, 2008, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $4.6 million and $9.0 million during the three and six months ended June 30, 2008 and $4.2 million and $7.2 million during the three and six months ended June 30, 2007. Presented below is the allocation of stock-based compensation as recorded in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$4,109	$3,678	$8,254	$6,374
Research and development expenses	452	487	704	859

Total stock-based compensation expense	$4,561	$4,165	$8,958	$7,233

As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock-based compensation awards amounted to $48.9 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under 2000, 2004, and 2007 Stock Incentive Plans for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	4,336,052	$24.24
Granted	1,305,827	$24.98
Exercised	(47,596)	$10.91
Forfeited	(522,518)	$28.60
Expired	(9,062)	$28.14

Outstanding, June 30, 2008	5,062,703	$24.10	6.35	$13,264,544
Vested and expected to vest, June 30, 2008	4,786,940	$23.93	6.19	$13,254,580
Exercisable, June 30, 2008	2,458,179	$21.05	3.75	$12,393,854

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.7 million and $6.4 million, respectively. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2008 and 2007 was $9.55 per option and $15.19 per option, respectively, determined using the following assumptions:

	2008	2007
Average expected term (years)	4.91	5.50
Risk-free interest rate	2.81%	4.63%
Dividend yield	0.00	0.00

	2008	2007
Expected volatility	39%	48%

The weighted average remaining requisite service period of the non-vested stock options was 2.6 years.

Restricted Stock Awards

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

A summary of our restricted stock as of June 30, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2008	13,572	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(6,786)	$29.84	$—

Nonvested, June 30, 2008	5,655	$29.84

The weighted average remaining requisite service period of the non-vested restricted stock was approximately 8 months.

Restricted Stock Units

During the six months ended June 30, 2008, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock unit is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units as of June 30, 2008, is presented below:

	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—
Granted	633,288
Forfeited	(29,079)
Vested	—

Outstanding, June 30, 2008	604,209	2.22	$14,651,284
Vested and expected to vest, June 30, 2008	519,339	2.14	$12,593,307

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.5 years.

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

As described in Note 15, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. As of June 30, 2008, based on the volume-weighted average price of our common stock during a specified averaging period, we expect to receive approximately 1.3 million shares from the counterparty, which is subject to change based on the price of our common stock during the remaining averaging period. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of June 30, 2008, we purchased approximately 2.0 million shares of our common stock on the open market for a total purchase price of approximately $50.0 million.

Amendment to the Company’s Amended and Restated Certificate of Incorporation

At our 2008 Annual Meeting held on June 26, 2008, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which increased the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 175,000,000 to 350,000,000.

11. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2008, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2008, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of June 30, 2008, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2008. As of June 30, 2008, our net liability due to Endo Pharma LLC is approximately $0.3 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the six-month period ended June 30, 2008, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of June 30, 2008, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

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

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (“Ventiv”), referred to as the Ventiv Agreement. Under the terms of the Ventiv Agreement, Ventiv will provide to Endo certain sales and marketing services through a contracted field force of approximately 275 sales representatives and other sales management positions, collectively referred to as the Ventiv Field Force. The Ventiv Field Force will promote primarily Voltaren® Gel and will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

Under the terms of the Ventiv Agreement, we incurred a one-time implementation fee that we recognized in selling, general, and administrative expense in the second quarter of 2008. In addition, each month we are required to pay Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a pre-approved budget. Included in the fixed monthly fee are certain costs such as the Ventiv sales representative and district manager salaries, Ventiv field force travel, and office and other expenses captured on routine expense reports, as well as a fixed management fee. If the Ventiv Agreement is terminated prior to the completion of the first twelve months of Detailing (as defined in the Ventiv Agreement), Endo is obligated to pay Ventiv the remaining unpaid portion of the fixed management fee. During the term of the Ventiv Agreement, Ventiv will also be eligible to earn a performance-based bonus equal to the fixed management fee during each year of the Ventiv Agreement. This performance-based bonus is payable upon the achievement of certain conditions, including the number of Voltaren® Gel tubes sold and the number of Details achieved.

The Ventiv Agreement is effective April 1, 2008 and will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we may terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we may be required to pay Ventiv a termination fee of up to $1 million. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010, (2) Kunitz and Associates Inc. for assistance with adverse event reporting and (3) PPD Development, LP has agreed to provide us with clinical development services, business development support, and medical information services on a project-by-project basis under a new agreement to be entered into between the companies. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition and results of operations.

Milestones and Royalties

See Note 6 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

Life Sciences Opportunities Fund (Institutional) II, L.P.

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. As part of this investment, we are able to capitalize on the knowledge of LOF Partners, LLC, the general partner, and its access to life sciences entities with promising pharmaceutical assets, technologies and management talent and on the general partner’s wide range of industry contacts and resources. Our cumulative cash investment is $8.0 million as of June 30, 2008 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.

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

Legal Proceedings

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No contingent amounts have been accrued with respect to any of these unsettled legal proceedings at June 30, 2008.

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

A case has been filed in the Third Judicial District Court of Salt Lake County Utah by the State of Utah against EPI and nine other pharmaceutical companies, containing allegations similar to the allegations contained in the case filed by the State of Alabama: State of Utah v. Actavis US, Inc., et al., Civ. Action No. 070913719. That case was removed to federal court, transferred to the MDL, and then remanded to the court in which it was originally filed.

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

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. The Company is considering the notices, which in the relevant respects are the same as the notices previously provided with respect to the 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patents that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest. Endo has filed a motion to dismiss or stay the unfair competition claim, which is pending. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of oxymorphone hydrochloride extended release tablets. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, the Company and Penwest, filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana®ER, including enforcement of our intellectual property rights and approved labeling.

On July 14, 2008, the Company received a notice from Sandoz, Inc. (“Sandoz”), advising of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. We are currently evaluating the Sandoz notice. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

LecTec Corporation v. Chattem, Inc., et al.

On July 25, 2008, the Company became aware that LecTec Corporation had filed a complaint in the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells product that infringes one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The Company has not been served in this matter. Nevertheless, the Company intends to contest this case vigorously. However, we cannot predict the timing or outcome of this litigation.

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

13. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders	$59,025	$60,546	$118,553	$117,695
Denominator:
For basic per share data — weighted average shares	122,985	133,820	128,561	133,725
Effect of dilutive stock options	546	684	517	670

For diluted per share data — weighted average shares	123,531	134,504	129,078	134,395
Basic earnings per share	$0.48	$0.45	$0.92	$0.88

Diluted earnings per share	$0.48	$0.45	$0.92	$0.88

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

The Company and its subsidiaries are routinely examined by various taxing authorities, which have proposed adjustments to tax for issues such as certain tax credits and the deductibility of certain expenses. As discussed below, various issues pertaining to tax years after 2002 have been effectively settled during the second quarter of 2008. While it is possible that one or more of the open examinations may be resolved within the next twelve months, it is not anticipated that the resolution of these items will have a significant impact on our unrecognized tax benefits balance. In addition, the expiration of statutes of limitations for various jurisdictions is expected to reduce the unrecognized tax benefits balance by an insignificant amount.

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

During the second quarter of 2008, certain issues were effectively settled with taxing authorities for various tax years after 2002. Accordingly, the Company reversed approximately $7.0 million of previously recorded unrecognized tax benefits incurred since the adoption of FIN 48, of which $1.5 million pertained to interest and penalties. The total amount of unrecognized tax benefits as of June 30, 2008 is $9.5 million (including interest and penalties). In addition to the aforementioned decrease in the amount of unrecognized tax benefits during the six months ended June 30, 2008 we recorded additional unrecognized tax benefits, interest and penalties that relate to other uncertain income tax positions we previously identified at January 1, 2007. The change in the total amount of unrecognized benefits did not have a material impact on the Company’s results of operations for the six months ended June 30, 2008 or our financial position as of June 30, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

15. CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $371.5 million from the issuance, net of the initial purchaser’s discount. The initial purchaser’s discount as well as certain other estimated costs of the offering have been recorded as a contra-liability account applied to the face amount of the Convertible Notes and are being amortized to interest expense utilizing the effective interest method. Interest is payable semi-annually in arrears on each April 15 and October 15 beginning on October 15, 2008. We recognized $2.4 million of interest expense for the three month period ended June 30, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

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

In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture. In addition, if we undergo a Fundamental Change before maturity of the Convertible Notes, we may be required to repurchase for cash all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. As of the date of this Report, none of the conditions allowing holders of the Convertible Notes to convert had been met. In accordance with SFAS 128, Earnings Per Share (“SFAS 128”), the shares that are contingently convertible have not been included in our diluted earnings per share calculation for the three or six months ended June 30, 2008 as they are anti-dilutive.

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

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants.

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 10. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. As of June 30, 2008, based on the volume-weighted average price of our common stock during a specified averaging period, we expect to receive approximately 1.3 million shares from the counterparty, which is subject to change based on the price of our common stock during the remaining averaging period.

The Company has reserved previously authorized shares of common stock for issuance pursuant to the aforementioned Convertible Notes transaction, the convertible note hedge transaction, the warrant transaction and the accelerated share repurchase transaction.

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entities own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative financial instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance in EITF Issue 00-19. The call options, warrants, and accelerated share repurchase agreement meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2008. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our condensed consolidated balance sheet as of June 30, 2008.

In accordance with SFAS No. 128, the Convertible Notes, call options, and warrants have not been considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive. Should our common stock price exceed the conversion price of the notes or the strike price of the warrants, we will include the effect of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.

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

Through a dedicated sales force of approximately 700 sales representatives and an additional 275 contract sales representatives throughout the United States, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Recent Developments

In July 2008, Joyce N. LaViscount elected to pursue an operational role as the Company’s Vice President, Sales Operations and resigned her position as the Company’s Chief Accounting Officer, effective August 1, 2008. Ms. LaViscount’s employment contract has been amended accordingly. In connection with this change, the Company decided to eliminate the Chief Accounting Officer position and Edward J. Sweeney, age 38, will assume the responsibilities as the principal accounting officer of the Company. Mr. Sweeney is Vice President, Controller and joined the Company in March 2004 as Director, Financial Reporting and was named Vice President, Controller in June 2007. Prior to joining the Company, Mr. Sweeney was a senior manager at Ernst & Young LLP, where he worked from September 1991 through March 2004. Mr. Sweeney is a licensed certified public accountant in the Commonwealth of Pennsylvania and holds a BS degree in accounting from St. Joseph’s University.

On July 14, 2008, the Company received a notice from Sandoz, Inc. (“Sandoz”), advising of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. We are currently evaluating the Sandoz notice. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

During the second quarter of 2008, the Company completed an in-depth review of its research and development (R&D) activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, the Company has decided to discontinue development of Rapinyl™, the sub-lingual, fast-dissolving tablet of fentanyl intended for treatment of breakthrough cancer pain, and Topical Ketoprofen Patch being studied for the treatment of acute pain associated with soft-tissue injuries. Endo will work closely with development partners Orexo AB and ProEthic Pharmceuticals to facilitate a smooth transition of work as Endo transfers these activities. As a result of these decisions, the Company recorded impairment charges totaling $11.2 million to write-down all of the balance of its Rapinyl™ intangible asset and other long-lived assets.

Endo currently intends to continue its development of the Transdermal Sufentanil Patch for the relief of moderate-to-severe chronic pain, Staccato® fentanyl that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain, and Oral Rinse for the prevention or delay of severe oral mucositis,. There can be no assurance that these development projects will progress and if they do, that they will be successful.

Endo also completed a review of operations to assess its core competencies and cost infrastructure. As a result of this review, the Company has begun an initiative to improve the efficiency of its business operations and reduce expenses. In addition to reductions in staff which resulted in a pre-tax second quarter charge of $6.4 million, the Company also plans to change its business structure and reduce its utilization of outside consultants to create a more efficient operating model. With these changes, the Company’s operating priorities will be to increase sales of branded products, pursue new business opportunities, and support its most promising R&D programs and its generics business.

In July 2008, the Company and Penwest entered into an amendment (the 2008 Amendment) to the 2002 Agreement. Under the terms of the amendment, Endo and Penwest agreed to restructure the 2002 Agreement to change the manner in which Endo reimburses Penwest for costs and fees incurred by Penwest in connection with patent enforcement litigation.

In May 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (“Ventiv”), pursuant to which Ventiv will provide certain sales and marketing services, namely the promotion of Voltaren® Gel and other Endo products. The Ventiv Agreement will expire on June 30, 2010 unless earlier terminated in accordance with its terms.

In April 2008, the FDA notified us that they were placing our Oral Rinse studies on clinical hold pending the submission to the FDA of additional pre-clinical data. We are currently evaluating this FDA correspondence.

In April 2008, David A. Lee, M.D., Ph.D. resigned his position as Chief Scientific Officer to devote more time to pursue his philanthropic activities. Dr. Lee, who had been working part-time for the Company for over a year, has agreed at the Company’s request to remain with the Company as a senior strategic adviser primarily to continue to support the Company’s activities in the area of public affairs.

In April 2008, Company director Michel de Rosen informed the Board of Directors that he did not intend to stand for re-election upon the expiration of his term at the 2008 Annual Meeting of Stockholders so that he may devote more time to his new position as Chief Executive Officer of Saint-Gobain Desjonqueres in France, a position he has held since March 31, 2008. Mr. de Rosen served as a director of the Company until the expiration of his term at the 2008 Annual Meeting of Stockholders held on June 26, 2008. The Board nominated Joseph C. Scodari at the 2008 Annual Meeting of Stockholders to fill the vacancy left by Mr. de Rosen’s departure. Mr. Scodari, 55, was most recently Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson and a Member of Johnson & Johnson’s Executive Committee from March 1, 2005 until March 1, 2008. He joined Johnson & Johnson in 1999 as President of Centocor, Inc. when Johnson & Johnson acquired Centocor. At the time of that acquisition, Mr. Scodari had been the President and Chief Operating Officer of Centocor and a member of Centocor’s Board of Directors since December 1997. At the 2008 Annual Meeting of Stockholders on June 26, 2008, the Company stockholders elected Mr. Scodari a director of the Company.

In April 2008, we reached an agreement with the D. E. Shaw group, pursuant to which Endo’s Board of Directors nominated William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. The D. E. Shaw group, which owns approximately 13.2 million shares of the Company’s common stock, agreed to vote all of its shares in favor of the election of each of the Board’s nominees. The Board of Directors increased to eight members, effective June 26, 2008. Mr. Spengler, 53, was named Executive Vice President and Chief Financial Officer of Smith and Wesson Holding Corporation on June 30, 2008. He was until February 2008 Executive Senior Vice President and Chief Financial Officer at MGI Pharmaceuticals Inc., an oncology- and acute care- focused bio-pharmaceutical company, where he had worked since 2005. Prior to joining MGI Pharma, Mr. Spengler was Executive Vice President and Chief Financial Officer at Guilford Pharmaceuticals Inc. from July 2004 to October 2005. As a condition to the agreement, the D. E. Shaw group has agreed not to solicit proxies from the Company’s stockholders in connection with the election of directors or other matters until and, subject to certain other agreements, through the Company’s 2009 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, the Company stockholders elected Mr. Spengler a director of the Company.

In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase transactions or otherwise, as determined by Endo. This program does not obligate Endo to acquire any particular amount of common stock. The pace of repurchase activity depends on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in two years.

In April 2008, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. As of June 30, 2008, based on the volume-weighted average price of our common stock during a specified averaging period, we expect to receive approximately 1.3 million shares from the counterparty, which is subject to change based on the price of our common stock during the remaining averaging period. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of June 30, 2008, we purchased approximately 2.0 million shares on the open market for a total purchase price of approximately $50.0 million.

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled.

In April 2008, Ivan Gergel, M.D. was hired as Executive Vice President, Research & Development. Dr. Gergel has responsibility for all of the Company’s research and development activities, including direct supervision of clinical research, pre-clinical R&D, medical affairs, marketed product development support, regulatory affairs, project management and drug safety and surveillance. From May 19, 2005 until March 31, 2008, Dr. Gergel had been Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., managing over 900 physicians, scientists and staff at the Research Institute. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his MD from The Royal Free Medical School of The University of London and an MBA from the Wharton School.

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

In March 2008, we announced the appointment of David P. Holveck to the position of President and Chief Executive Officer of the Registrant and its wholly owned subsidiary, Endo Pharmaceuticals Inc., effective April 1, 2008. Mr. Holveck was appointed to the Board of Directors effective March 25, 2008. Prior to joining Endo, Mr. Holveck, was President of Johnson & Johnson Development Corporation and Vice President, Corporate Development of Johnson & Johnson, a pharmaceutical company, since March 2004. Mr. Holveck joined Johnson & Johnson as a company Group Chairman in 1999, following the acquisition of Centocor, Inc., a biotechnology company, by Johnson & Johnson. Mr. Holveck was Chief Executive Officer of Centocor, Inc. at the time of the acquisition. Mr. Holveck joined Centocor in 1983 and progressed through various executive positions. In 1992, he assumed the role of President and Chief Operating Officer and later that year was named President and Chief Executive Officer. Prior to Joining Centocor, he had held positions at General Electric Company, Corning Glass Works and Abbott Laboratories. Mr. Holveck is a member of the Board of Trustees for the Fund for West Chester University, the Board of Directors of the Eastern Technology Council and Cleveland Clinic’s Industrial Advisory Board. Effective April 7, 2008¸ Mr. Holveck was appointed to the board of directors of Light Sciences Oncology, Inc., and effective April 14, 2008, he was appointed to the board of directors of Tengion Inc. In connection with Mr. Holveck’s appointment as President and Chief Executive Officer of the Company, he has entered into an executive employment agreement, effective as of April 1, 2008.

In March 2008, we entered into a licensing agreement with Novartis to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1%. Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010. Voltaren Gel, which is a nonsteroidal anti-inflammatory (NSAID) medication, is indicated for use in treating pain associated with osteoarthritis in joints amenable to topical treatment, such as the knees and those of the hands. Clinical trials have demonstrated Voltaren Gel to be highly effective in treating osteoarthritis pain in the hands and knees, which are the body’s most commonly affected joints. Voltaren Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is on average 6% of the systemic exposure from a comparable dose of an oral form of diclofenac sodium. Voltaren Gel will compete in the emerging topical NSAID market, which is expected to grow given the aging U.S. population. Of the estimated 84 million NSAID and Cox-II prescriptions written annually in the U.S., about 40% are osteoarthritis-related. The dollar value of this market is approximately $3.3 billion, with roughly half of the value coming from NSAIDs and the remainder from Cox-IIs. The Company estimates U.S. peak annual sales for Voltaren Gel in treating osteoarthritis pain in the range of $250-300 million. The Company commercialized Voltaren® Gel without delay, initially using one of its two specialty sales forces, consisting of 160 representatives, prior to executing a full physician launch in late May with an additional 275 contract sales representatives targeting primary care physicians who treat patients with osteoarthritis.

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

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patents that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest. Endo has filed a motion to dismiss or stay the unfair competition claim, which is pending. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of oxymorphone hydrochloride extended release tablets. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, the Company and Penwest, filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana®ER, including enforcement of our intellectual property rights and approved labeling.

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

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. The Company is considering the notices, which in the relevant respects are the same as the notices previously provided with respect to the 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

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

As of June 30, 2008, we received information from our five largest U.S. wholesaler customers about the levels of inventory they held for our branded products. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.

Sales Deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and losses. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. During the six months ended June 30, 2008, favorable adjustments for prior periods’ sales deduction accruals amounted to approximately $5.1 million.

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

Marketable Securities

        The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair market value. The Company reviews impairments associated with these investments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income. An impairment that is viewed as other-than-temporary would be recognized in net income. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recognized any such other-than-temporary impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. Generally, the Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations. Auction-rate securities that are currently illiquid as a result of failed auctions are generally classified as non-current assets as the Company cannot predict when future auctions related to these securities will be successful. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, when present. Such amortization and accretion, along with realized gains and losses, are included in interest and other income, net.

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, our auction-rate securities have failed at auction rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. Auction-rate securities classified as long-term at June 30, 2008 and December 31, 2007 were $257.7 million and $273.5 million, respectively. Since February 2008, when we began to experience failed auctions, and through the date of this filing, we have divested, without a loss, $71.1million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of this $71.1 million of original par value auction-rate securities, $19.5 million was classified as short-term marketable securities at June 30, 2008. Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss, and none of our third-party investment advisors has discretion to make investment decisions or execute investment transactions without our consent. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements. Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of operations.

Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $27.4 million, at June 30, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $27.4 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

In determining the fair value of our auction-rate securities as of June 30, 2008, we primarily applied an “income approach” supplemented with a “market approach” as prescribed under SFAS 157, Fair Value Measurements. The income approach uses valuation techniques to convert future amounts (for example, cash flows) to a single present amount (discounted). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The measurement is based on the value indicated by current market expectations about those future amounts.

In estimating the fair value of our auction-rate securities, the Company determined the interest payable on municipal bonds with comparable ratings on a state-by-state basis for each maturity date. The Company calculated the present value (not exceeding 100%) of each auction-rate security, assuming that the current interest rate being paid on each security as of June 30, 2008 would not change until maturity. The Company further applied a series of discounts as follows:

•	a 3% discount for loss of liquidity;

•	an additional 2% discount to securities for which the applicable percentage rate (“APR”) to be applied in calculating the interest rate to be paid is 125%; and

•	an additional 1% discount applied to securities for which the APR is 150%.

These discounts were reduced by 1% on securities having a current interest rate greater than 10%. A 0.5% reduction was applied to securities having a current interest rate between 8% and 10%.

        If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

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

During the second quarter of 2008, as a result of our decision to discontinue the development of Rapinyl™, we recorded impairment charges totaling $11.2 million related to the remaining unamortized portion of our Rapinyl™ intangible asset and other long-lived assets.

During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset.

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 7.7 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty. Patents acquired in our acquisition of Algos Pharmaceutical Corporation are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of seventeen years.

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

At June 30, 2008, we had $162.3 million of gross deferred tax assets, which included the effects of accrued expenses and reserves of $56.4 million, differences between book basis and tax basis interest expense of $40.2 million, federal net operating loss and state net operating losses of $9.7 million, capital loss carryforwards of $10.8 and other items of $45.2 million. Deferred tax assets attributable to state net operating losses (NOLs) and capital loss carryforwards are offset by valuation allowances of $1.5 million and $10.8 million, respectively. The realization of certain of these future state NOL benefits is not considered more likely than not as they were acquired in connection with our purchase of RxKinetix in 2006 (now known as Endo Pharmaceuticals Colorado LLC). The realization of these state NOL benefits and capital loss carryforward benefits is not considered more likely than not as we do not anticipate sufficient Colorado state taxable income or future capital gain income to use these benefits. At June 30, 2008, the Company had $28.3 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at June 30, 2008, the Company had $21.5 million in federal NOLs and $67.5 million in state NOLs which expire at various intervals between 2010 and 2026. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and capital loss carryforwards can be utilized. We believe that for other than certain state NOLs and capital loss carryforwards we will generate sufficient future taxable income to fully realize our deferred tax assets.

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

The total amount of unrecognized tax benefits as of June 30, 2008 is $9.5 million (including interest and penalties). During the second quarter of 2008, certain issues were effectively settled with taxing authorities for various tax years after 2002. Accordingly, the Company reversed approximately $7.0 million of previously recorded unrecognized tax benefits incurred since the adoption of FIN 48, of which $1.5 million pertained to interest and penalties. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2008, or our financial position as of June 30, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

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

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is expected to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Changes in the inputs and assumptions can materially affect the measurement of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options has been determined in accordance with SFAS 123(R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

As of June 30, 2008, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $48.9 million. The weighted average remaining requisite service period of the non-vested stock options, restricted stock and restricted stock units was 2.6 years, 8 months and 3.5 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Convertible Senior Subordinated Notes Due 2015

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We received proceeds of approximately $371.5 million from the issuance, net of the initial purchaser’s discount. The initial purchaser’s discount as well as certain other estimated costs of the offering have been recorded as a contra-liability account applied to the face amount of the Convertible Notes and are being amortized to interest expense on an effective interest rate basis. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us. See Note 15 to Condensed Consolidated Financial Statements in Part I Item I of this Report for further details of the transaction.

We accounted for the issuance of the Convertible Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, we have recorded the Convertible Notes as long-term debt in our condensed consolidated balance sheet as of June 30, 2008.

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. See Note 15 to Condensed Consolidated Financial Statements in Part I Item I of this Report for further details.

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 10 to the Condensed Consolidated Financial Statements in Part I Item I of this Report. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. See Note 10 to the Condensed Consolidated Financial Statements in Part I Item I of this Report for further details.

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

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entities own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative financial instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance in EITF Issue 00-19. The call options, warrants, and accelerated share repurchase agreement meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2008. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our condensed consolidated balance sheet as of June 30, 2008.

We will be required to monitor the Convertible Notes, call options, warrants and accelerated share repurchase agreement for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 on a quarterly basis. Should the issuance of the Convertible Notes, the purchase of the call options, the sale of the warrants, or the accelerated repurchase of common stock fail to qualify under the provisions of EITF 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivate instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities as they occur in the consolidated net income until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

In accordance with SFAS No. 128, “Earnings Per Share,” the Convertible Notes, call options, and warrants have not been considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive. Should our common stock price exceed the conversion price of the notes or the strike price of the warrants, we will include the effect of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing as well as charges incurred for compensation related to stock options, impairment long-lived assets, separation benefits, purchased in-process research and development charges and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements

Net Sales. Net sales for the three and six months ended June 30, 2008 increased by $49.0 million or 19%, and $84.9 million or 17%, respectively, compared to the same periods of 2007. This increase in net sales is primarily driven by increased net sales of Lidoderm® as well as increased net sales of Opana® ER and Opana. For the three months ended June 30, 2008, increased sales volume contributed 11% of the total sales growth of 19%, while selling price increases contributed the remaining 8% of the total sales growth. For the six months ended June 30, 2008, increased sales volume contributed 11% of the total sales growth of 17%, while selling price increases contributed the remaining 6% of the total sales growth.

The following table displays our net sales by product category and as a percentage of total net sales for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Lidoderm®	$185,050	60	$168,529	65	$365,574	61	$322,600	63
Opana® ER and Opana®	46,392	15	25,029	10	86,675	15	54,276	10
Percocet®	33,382	11	28,976	11	65,182	11	59,539	12
Frova®	12,886	4	12,758	5	26,941	4	24,900	5
Other brands	4,464	2	2,520	1	6,280	1	5,130	1

Total brands	282,174	92	237,812	92	550,652	92	466,445	91
Total generics	23,987	8	19,335	8	45,780	8	45,111	9

Total net sales	$306,161	100	$257,147	100	$596,432	100	$511,556	100

Lidoderm®. Net sales of Lidoderm® for the three months ended June 30, 2008 increased by $16.5 million or 10% over the comparable period in 2007. Net sales of Lidoderm® for the six months ended June 30, 2008 increased by $43.0 million or 13% over the comparable period in 2007. The increase is primarily attributable to continued prescription growth of the product during both the second quarter and six months ended June 30, 2008. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with our continued promotional activities positioning Lidoderm® as the only prescription analgesic patch specifically designed to effectively relieve the localized pain of post-herpetic neuralgia (PHN) with low risk of systemic side effects and drug-to-drug interactions. We believe we also are benefiting from our educational programs designed to improve our target audience’s understanding regarding the localized pain of PHN. In addition, our managed care efforts are focused on Medicare Part D, which consists predominately of elderly patients who are at greater risk for PHN. Medicare Part D has also served to raise overall awareness among formulary decision-makers resulting in an ongoing assessment of how best to secure access for patients. As expected, we recognize that the growth of this product is beginning to slow as it matures and competition in the topical pain market increases.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the three months ended June 30, 2008 increased by $21.4 million or 85% over the comparable period in 2007. Net Sales of Opana® ER and Opana® for the six months ended June 30, 2008 increased by $32.4 million or 60% over the comparable periods in 2007. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force. Net sales of Opana® and Opana® ER for the six months ended June 30, 2007 includes $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006.

Percocet®. Net sales of Percocet® for the three months ended June 30, 2008 increased by $4.4 million or 15% over the comparable period in 2007. Net sales of Percocet® for the six months ended June 30, 2008 increased by $5.6 million or 9% over the comparable period in 2007. The increase is primarily attributable to improved pricing during both the second quarter and six months ended June 30, 2008.

Frova®. Net sales of Frova® for the three months ended June 30, 2008 of $12.9 million were relatively unchanged when compared to the same period in 2007. Net sales of Frova® for the six months ended June 30, 2008 increased by $2.0 million or 8% over the comparable 2007 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force.

Generics. Net sales of our generic products for the three months ended June 30, 2008 increased by $4.7 million or 24% over the comparable period in 2007. Net sales of our generic products for the six months ended June 30, 2008 increased by $0.7 million or 1% over the comparable period in 2007. Generic competition with all of our products may continue to have a material impact on our results of operations and cash flows in the future.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)		(in thousands)
Cost of sales	$62,993	$54,690	15%	$119,527	$104,315	15%
Selling, general and administrative	126,524	88,465	43%	241,526	182,586	32%
Research and development	26,497	27,260	(3)%	60,079	55,373	8%
Impairment of long-lived assets	8,083	—	100%	8,083	—	100%

Total costs and expenses	$224,097	$170,415	31%	$429,215	$342,274	25%

Cost of Sales and Gross Margin. Costs of sales for the three months ended June 30, 2008 increased by $8.3 million or 15% over the comparable period in 2007. Costs of sales for the six months ended June 30, 2008 increased by $15.2 million or 15% over the comparable period in 2007. Cost of sales as a percent of net sales was 21% and 20% for the three and six months ended June 30, 2008 and 2007, respectively. Cost of goods sold includes amortization expense on our intangible assets related to commercial products. Amortization expense in cost of goods sold was $8.9 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense in cost of good sold was $13.1 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in amortization expense is primarily due to an increase in intangible assets during the six months ended June 30, 2008. During the six months ended June 30, 2008, we added intangible assets totaling $175.7 million resulting from the settlement of our note receivable with Vernalis as well as our licensing arrangement with Novartis AG for Voltaren. The increase in amortization expense in 2008 was offset by favorable price and product mix changes when compared to the same periods in 2007. Gross profit margins for the three and six months ended June 30, 2008 and 2007 were 79% and 80%, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased by 43% to $126.5 million from the comparable 2007 period. Selling, general and administrative expenses for the six months ended June 30, 2008 increased by 32% to $241.5 million from the comparable 2007 period. These increases are primarily due to an increase in sales and promotional efforts in 2008 over the comparable 2007 periods due to our continued investment in our commercial business and our infrastructure to support our key on-market products and pipeline. Selling, general and administrative expenses in 2008 include the impact of the continuing investments in infrastructure to support Endo’s long-term growth including the addition of approximately 100 sales representatives during the second half of 2007, as well as certain costs incurred during the six months ended June 30, 2008 to obtain an additional 275 contract sales representatives for the launch of Voltaren® Gel. In addition, in the second quarter of 2008, we recognized $5.6 million in separation benefits provided to former employees.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2008 decreased to $26.5 million from $27.3 million in the comparable period in 2007. Research and development expenses for the six months ended June 30, 2008 increased to $60.1 million from $55.4 million in the comparable 2007 period. Research and development expense reflects the Company’s ongoing commitment to clinical research as well as the impact of the Company’s external collaborations. The reduction in expense for the three months ended June 30, 2008 when compared to the same period in 2007 is primarily attributable to a $4.5 million reduction of an accrual for a milestone payment that had been recorded during the first quarter of 2008, partially offset by a $3.1 million impairment charge taken on property, plant and equipment, both as a result of the decision to discontinue the development of RapinylTM. As a result there is no impact of this milestone on the results for the six months ended June 30, 2008. The increase in expense for the six moths ended June 30, 2008 compared to the same period of 2007, is primarily attributable to the ongoing clinical development of RapinylTM, our topical ketoprofen patch, our transdermal sufentanil patch and EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006.

Impairment of Other Intangible Assets

As a result of our decision to discontinue the development of RapinylTM we recorded an impairment charge in the amount of $8.1 million in the second quarter of 2008 to write-off the remaining balance of our RapinylTM intangible asset.

Interest Expense

Interest expense for the three and six month periods ended June 30, 2008 was $2.4 million and $2.7 million, respectively. These changes are primarily due to interest recognized on our 1.75% Convertible Senior Subordinated Notes issued in April 2008.

Interest and Other Income

Interest and other income for the three months ended June 30, 2008 decreased to $7.0 million from $8.3 million in the comparable 2007 period. For the six months ended June 30, 2008, interest and other income increased to $16.3 million from $15.3 million in the comparable 2007 period. The changes in interest and other income are a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. As a result of the current environment in the global credit markets, beginning in January 2008, the Company has chosen to reduce its exposure to auction rate securities. In March 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. As a result, yields on our interest-bearing accounts have generally been lower than yields earned on the same or similar investments during the comparable periods of 2007.

Income Tax

Income tax for the three months ended June 30, 2008 decreased to $27.6 million from $34.1 million in the comparable 2007 period. Income tax expense for the six months ended June 30, 2008 decreased to $62.2 million from $66.9 million in the comparable 2007 period. The net decrease in income tax expense for the three and six months ended June 30, 2008 is primarily the result of a decrease in the Company’s effective tax rate. Our effective tax rate for the three months ended June 30, 2008 decreased to 31.9% from 36.0% in the comparable period of 2007, while our effective rate for the six months ended June 30, 2008 decreased to 34.4% from 36.2% in the comparable period of 2007. The decrease in the effective income tax rate is primarily related to a decrease in the Company’s uncertain tax positions, offset by a lower amount of tax exempt interest and the absence of the federal R&D tax credit. During the second quarter of 2008, certain issues were effectively settled with taxing authorities for various tax years after 2002. Accordingly, the Company reversed approximately $7.0 million of previously recorded unrecognized tax benefits incurred since the adoption of FIN 48, of which $1.5 million pertained to interest and penalties. The federal R&D tax credit expired for taxable years beginning after December 31, 2007.

2008 Outlook

        We estimate our 2008 net sales to between $1.245 billion and $1.280 billion. Of course, there can be no assurance that the Company will achieve these results. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm® and Opana® ER and Opana®, as well as the launch of Voltaren® Gel, our newly licensed topical prescription product for use in treating pain associated with osteoarthritis. We expect gross profit margins to decline slightly over the remainder of 2008 as a result of royalties we expect to incur on a portion of our net sales of Opana® ER in the second half of 2008. In addition, gross margins for the second half of 2008 will include a full six months of amortization expense on our Voltaren® Gel intangible asset. We expect selling, general and administrative expenses for the remainder of 2008 to include additional incremental costs in support of the Voltaren® Gel launch. As a result of the completed business review, we are in the process of changing our business structure to reduce our utilization of outside consultants and create a more efficient operating model. We expect the anticipated benefit from these changes to slightly offset the increased expenses we expect to incur over the remainder of 2008 relating to the additional launch costs. R&D expenses are expected to remain stable for the remainder of 2008 despite our decision to discontinue developing two of our late-stage development products. While we expect some benefit to the R&D expense line over the longer term as a result of these decisions, we have contractual and other obligations requiring us to complete ongoing clinical trials and are also required to transition these products back to the respective collaborative partners. In addition, as a result of the completion of the R&D review we are in the process of expanding on and building certain core competencies that will affect the R&D spend going forward.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures, and debt service payments.

Cash, cash equivalents and current marketable securities were approximately $599.8 million at June 30, 2008 compared to $663.7 million at December 31, 2007. The Company continues to maintain a sufficient level of working capital, which was approximately $653.4 million at June 30, 2008, decreasing from $668.5 million at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, and liquid marketable securities, to be sufficient to cover cash needs for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments.

Cash and cash equivalents at June 30, 2008 and December 31, 2007 primarily consisted of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. Current marketable securities at June 30, 2008 consisted of investments in open-end mutual funds that invest in U.S. government securities and certain auction rate securities that have been called by the issuer and settled at original par value subsequent to June 30, 2008.

During the six-months ended June 30, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities and variable rate demand obligations. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008. In March 2008, the Board of Directors approved an amended investment policy prohibiting investments in auction-rate securities. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. During the six-months ended June 30, 2008, we sold $113.8 million of original par value variable-rate demand obligations. During the same period, we also sold $287.0 million of original par value auction-rate securities. There were no realized holding gains or losses resulting from the sales of our available for sale securities during the six-months ended June 30, 2008.

Given the current negative liquidity conditions in the global credit markets, beginning in February 2008 and continuing through the date of this Report, our auction-rate securities have failed at auction rendering these securities currently illiquid through the normal auction process. Given the failed auctions, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. Auction-rate securities classified as long-term at June 30, 2008 and December 31, 2007 were $257.7 million and $273.5 million, respectively. Since February 2008, when we began to experience failed auctions, and through the date of this filing, we have divested, without a loss, $71.1 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of this $71.1 million of original par value securities, $19.5 million was classified as short-term marketable securities at June 30, 2008. Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss, and none of our third-party investment advisors has discretion to make investment decisions or execute investment transactions without our consent. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of operations. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

Through the date of this Report all of our auction-rate securities in which we invest remain with AA and AAA underlying ratings. Specifically, 34% of our auction-rate securities are AA rated and 66% are AAA rated. The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp., or MBIA. As of July 29, 2008, MBIA was rated Baa2 by Moody’s and A- by Standard and Poor’s. AMBAC was rated A3 by Moody’s and A by Standard and Poor’s. Although our auction-rate securities continue to pay interest according to their stated terms, based on valuation models, the carrying value of our auction-rate securities were reduced by approximately $27.4 million at June 30, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, we recorded a pre-tax $27.4 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value. These securities will be analyzed each reporting period for other-than-temporary impairment factors.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of June 30, 2008 (in thousands):

	Underlying Credit Rating(1)
	AAA	AA	Total
Underlying security:
Student loans	$170,143	$87,580	$257,723

Total auction-rate securities included in long-term marketable securities	$170,143	$87,580	$257,723

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

We believe our exposure to loss is limited, despite the current illiquidity in the marketplace. We do not own any collateralized debt obligations or other types of mortgage-backed securities that have traded at significant discounts to their par amount. In addition, the underlying credit ratings of our securities are AA or better and issuers have been making interest payments promptly. Since February 2008 when we began to experience failed auctions, and through the date of this filing, we divested, without a loss, $71.1 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of this $71.1 million of original par value securities, $19.5 million was classified as short-term marketable securities at June 30, 2008. Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss, and none of our third-party investment advisors have discretion to make investment decisions or execute investment transactions without our consent. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

Of course, there can be no assurance that our current belief that the securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded in the statement of operations. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $118.7 million for the six months ended June 30, 2008, compared to $201.1 million for the six months ended June 30, 2007. Significant components of our operating cash flows for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
Cash Flow Data-Operating Activities:
Net income	$118,553	$117,695
Depreciation and amortization	19,927	7,928
Stock-based compensation	8,958	7,233
Impairment of long-lived assets	11,198	—
Interest earned on available-for-sale securities	(2,201)	—
Changes in assets and liabilities which (used) provided cash:	(35,861)	60,671
Other, net	(1,871)	7,576

Net cash provided by operating activities	$118,703	$201,103

Net cash provided by operating activities decreased to $118.7 million for the six months ended June 30, 2008, from $201.1 million for the comparable 2007 period. This decrease is primarily a result of (1) a $41.4 million decrease in the cash flow impact of accounts receivable as a result of the significant collections during the six months ended June 30, 2007 for 2006 sales of our generic oxycodone ER product which we ceased selling as of December 31, 2006; and (2) a $38.3 million increase in income taxes paid due to the timing of federal and state income tax payments made during the six months ended June 30, 2008 compared to the same period in 2007.

Net Cash Provided by/used in Investing Activities. Net cash provided by investing activities was $157.0 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $370.9 million during the same period of 2007. During the six months ended June 30, 2008, the Company collected $3.3 million in principal payments from Vernalis on our note receivable and sold $401.3 million of available-for-sale securities, which was partially offset by purchases of available-for-sale securities of $134.2 million. Also during the six months ended June 30, 2008, we made an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel, and paid $13.4 million for capital expenditures. During 2008, the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, we paid $15 million in additional contingent purchase price consideration in March 2008. Beginning in June 2007, the Company initiated an investment strategy with the intent to maximize investment returns while preserving capital and maintaining adequate liquidity. During the six months ended June 30, 2007, purchases of marketable securities classified as available-for-sale, totaled $360.6 million. Also, during the six months ended June 30, 2007, the Company paid $8.9 million for capital expenditures and invested an additional $2.8 million in Life Sciences Opportunities Fund (Institutional) II, L.P.

Net Cash Used in Financing Activities. Net cash used in financing activities increased to $60.9 million for the six months ended June 30, 2008 from $12.4 million for the six months ended June 30, 2007. In connection with the April 2008 issuance of our 1.75% Convertible Senior Subordinated Notes, we received proceeds of approximately $371.5 million, net of the original purchaser’s discount. Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. We received approximately $50.4 million in cash proceeds from the sale of these warrants. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of June 30, 2008, we purchased approximately 2.0 million shares on the open market for a total purchase price of approximately $50.0 million.

Working Capital. Working capital decreased to $653.4 million as of June 30, 2008 from $668.5 million as of December 31, 2007. The components of our working capital as of June 30, 2008 and December 31, 2007 are below:

	June 30, 2008	December 31, 2007
Total current assets	$1,001,194	$1,065,447
Less: Total current liabilities	347,772	396,958

Working capital	$653,422	$668,489

Working capital decreased primarily as a result of (1) an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel; and (2) a net cash outflow in the amount of $60.7 associated with certain financing activities including the convertible note offering, note hedge, sale of common stock warrants and the accelerated share repurchase. These amounts were partially offset by the positive impact of cash flow from operations on working capital.

Convertible Senior Subordinated Notes due 2015. As discussed in Note 15 to the Condensed Consolidated Financial Statements in Part I, Item I of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial purchasers of the Convertible Notes had the option to purchase up to an additional $34.5 million in principal amount of notes from us to cover over-allotments, which was exercised in full and is included in the aggregate principal amount of $379.5 million.

We received proceeds of approximately $371.5 million from the issuance, net of the initial purchaser’s discount. The initial purchaser’s discount as well as certain other estimated costs of the offering have been recorded as a contra-liability account applied to the face amount of the Convertible Notes and are being amortized to interest expense on an effective interest rate basis. Interest is payable semi-annually in arrears on each April 15 and October 15 beginning on October 15, 2008. We recognized $2.4 million of interest expense for the three months ended June 30, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants.

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 10 to the Condensed Consolidated Financial Statements in Part I Item I of this Report. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty As of June 30, 2008, based on the volume-weighted average price of our common stock during a specified averaging period, we expect to receive approximately 1.3 million shares from the counterparty, which is subject to change based on the price of our common stock during the remaining averaging period.

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we are required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of June 30, 2008, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC. Upon exercise of any of these Endo Pharma LLC stock options, we are generally permitted to deduct as a compensation charge, for federal income tax purposes, an amount equal to the difference between the market price of our common stock and the exercise price paid upon exercise of these options (as of June 30, 2008, approximately $775 million), which is estimated to result in a tax benefit amount of approximately $298 million. Under the tax sharing agreement, we are required to pay this $298 million, $291 million of which has already been paid as of June 30, 2008, to Endo Pharma LLC to the extent that a compensation charge deduction is usable by us to reduce our taxes and based upon the assumption that all other deductions of Endo are used prior thereto. Additionally, as part of the tax sharing agreement, Endo Pharma LLC will reimburse us for the after-tax employer payroll taxes paid by us as a result of the exercise of the 36 million options discussed above. We have paid approximately $12 million in employer payroll taxes, of which Endo Pharma LLC will reimburse us for approximately $7 million, which represents the after-tax employer payroll tax paid by us for the periods from 2001 through June 30, 2008. As of June 30, 2008, our net liability due to Endo Pharma LLC is approximately $0.3 million, which relates to Endo Pharma LLC options exercised during 2007. All payments made and accrued pursuant to the tax sharing agreement have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. Since we expect the attributable compensation charge deductions to be usable to reduce our taxes in 2007, we are obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. Fifty percent of the estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the six-month period ended June 30, 2008, and the remaining tax benefit amount attributable to 2007 is due within 30 business days of the date on which we file our 2007 tax return with the Internal Revenue Service. This will represent the final tax sharing payment due to Endo Pharma LLC.

As of June 30, 2008, there were no options remaining to be granted under the Endo Pharma LLC stock option plans.

ACQUISITIONS, LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (the “Novartis Agreement”) with and among Novartis AG and Novartis Consumer Health, Inc., (“Novartis”), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (“Voltaren Gel” or “Licensed Product”). Voltaren Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (“FDA”), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

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

Endo shall be solely responsible to commercialize the Licensed Product during the term of the Novartis Agreement. With respect to each year during the term of the Novartis Agreement, Endo is required to expend a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations as provided for under the Novartis Agreement. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Novartis Agreement, subject to certain provisions under the Novartis Agreement. Further, during the term of the Novartis Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

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

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (an “OTC Switch”) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Novartis Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Novartis Agreement, provided that, and subject to certain limitations and provisions as set forth in the Novartis Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Novartis Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm® . The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the six-month periods ended June 30, 2008 and 2007 we recorded $40.5 million and $35.8 million, respectively, for these royalties to Hind, which were recorded as a reduction to net sales. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only that opioid analgesic product currently under development by the parties, namely, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which oxymorphone ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 amended and restated strategic alliance agreement between the parties (the 2002 Agreement). Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the certification period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

As a result of the terms described above, the Company anticipates that no royalties are or will be due on the first $186.3 million of net sales of Opana® ER as we recoup our previously recognized launch expenses. After this initial $186.3 million of net sales, royalties will be reduced by fifty percent (50%) until we recoup our previously recognized certification period expenses, after which time royalties will be payable on annual net sales based on the royalty rates described above. We expect to begin incurring royalties on net sales of Opana® ER during the second half of 2008.

In July 2008, the Company and Penwest entered into an amendment (the 2008 Amendment) to the 2002 Agreement. Under the terms of the 2008 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to change the manner in which Endo reimburses Penwest for costs and fees incurred by Penwest in connection with any patent enforcement litigation.

Vernalis Development Limited

        In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). We have capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the note and its present value at inception (See Note 8 to the Condensed Consolidated Financial Statements in Part I Item I of this Report) as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset over its estimated useful life of 15 years. Under the terms of the license agreement with Vernalis, we could be required to make a $40 million milestone payment upon FDA approval for the menstrual migraine indication (MM). In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our sNDA for Frova® for the additional indication of short-term prevention of menstrual migraine. In addition, Vernalis could receive one-time milestone payments for achieving defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007 we began paying royalties to Vernalis based on the net sales of Frova®. We withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into Amendment No. 3 (Amendment No. 3) to the License Agreement dated July 14, 2004. Under the Amendment, Vernalis granted to Endo, a sole and exclusive (even as against Vernalis) license to make, have made, use, commercialize and have commercialized the product Frova® (frovatriptan) in Canada, under the Canadian Trademark.

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

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the License Agreement dated July 14, 2004 between Vernalis and the Company (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the United States. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85 million threshold. In summary, we received a cash payment from Vernalis of $7 million and acquired an intangible asset representing a future royalty stream on the net sales of Frova® as consideration for the full settlement of the note receivable.

The fair value of the royalty stream that we acquired as a result of the settlement of the note receivable was calculated using the present value of expected future cash flows using a discount rate that we considered to be appropriate given the inherent risk in the timing and the amount of estimated cash flows. Our estimate of expected future cash flows is based on the royalty savings that we expect to realize as a result of Amendment No. 4 described above. Based upon our analysis, the fair value of the royalties that we would have otherwise been required to pay plus the $7 million cash payment made by Vernalis to us in February 2008 is sufficient to recover the amounts owed to us.

Accordingly, we recorded the intangible asset on our books in an amount equal to the book value of the note receivable surrendered, after applying the $7 million payment received from Vernalis, or $46.7 million. We are amortizing this acquired intangible asset, into cost of sales, on a straight-line basis over its estimated useful life of nine (9) years. The nine-year estimated useful life is consistent with the period of time we currently expect to maximize use of the asset without the significant risk of generic competition for Frova®.

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

ZARS Pharma

        On January 6, 2006, we entered into a license agreement with ZARS Pharma for the North American rights to SyneraTM (lidocaine 70 mg and tetracaine 70 mg) topical patch (“ZARS Agreement”). Synera TM is for use on intact skin to provide local dermal anesthesia in children and adults. Approved by the FDA on June 23, 2005, SyneraTM became commercially available in the second half of 2006. Under the terms of the agreement, we paid ZARS an upfront fee of $11 million in January 2006 and an additional $8 million upon the first commercial shipment of the product in the second half of 2006. Both amounts were capitalized as an intangible asset representing the fair value of the marketing rights to Synera™ acquired from ZARS. Following an impairment review of SyneraTM, we determined that the carrying amount of the recorded intangible asset was not fully recoverable. As a result, during 2006, we recorded a $16.5 million impairment charge to write the unamortized portion of this intangible asset down to its fair value, determined using a discounted cash flow model. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. Endo terminated the ZARS Agreement effective July 31, 2008.

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

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo had agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. Under the terms of the SPA, Endo initiated a multicenter, double-blind, placebo-controlled trial in approximately 240 OM patients undergoing chemoradiation therapy for head and neck cancer. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial, triggering a contingent purchase consideration payment in the amount of $15 million that was made in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of additional pre-clinical data. We are currently evaluating this FDA correspondence.

Orexo AB

In August 2004, we entered into an agreement (the “agreement” or the “Orexo agreement”) granting us the exclusive rights to develop and market Orexo AB’s (a Swedish company) patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration. We were amortizing this intangible asset over its estimated useful life of 20 years. Our agreement with Orexo provided for us to make additional license fees and payments based on development and regulatory milestones, which total up to $22.1 million, $17.7 million of which has been recorded and included in research and development expense. Of this $17.7 million expensed from the inception of the agreement through June 30, 2008, $0.8 million and $5.2 million has been recorded during each of the six months ended June 30, 2008 and 2007, respectively.

During the second quarter of 2008, the Company completed an in-depth review of its research and development activities. The review included a thorough analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, in July 2008 the Company decided to discontinue development of Rapinyl™. As a result of this decision, the Company recorded a pre-tax impairment of other intangible assets in the amount of $8.1 million in the second quarter of 2008 to reduce the remaining balance of our Rapinyl™ intangible asset and also recorded an impairment charge of approximately $3.1 million related to the impairment of property and equipment that has been included in research and development expenses.

Pursuant to the terms the Orexo agreement, we are required to pay a $0.8 million termination fee to Orexo, which we recorded in research and development expense during the six months ended June 30, 2008. In addition, we are required to continue all ongoing clinical trials related to Rapinyl™ for a maximum of six months from the date of our termination of the Orexo agreement. We are also required to transition the manufacturing process to Orexo or an agreed-upon third party, and supply manufactured product to Orexo or the agreed-upon third party during the transition period for up to a maximum of two years from the date of termination of the agreement. Orexo will pay us 125% of cost for all manufactured product we provide during the transition period.

ProEthic Pharmaceuticals, Inc.

In March 2005, we entered into an agreement with ProEthic Pharmaceuticals, Inc. for the U.S. and Canadian rights to develop and commercialize a once-daily ketoprofen-containing topical patch. Ketoprofen is a non-steroidal anti-inflammatory drug (NSAID) generally used for the treatment of inflammation and pain and currently available in the U.S. only in oral form. The ketoprofen patch is being developed for the localized treatment of acute pain associated with soft-tissue injuries. Under the terms of this agreement, in March 2005, we paid a $10 million upfront fee that was expensed as research and development during the year ended December 31, 2005. We made a $5 million milestone payment upon the achievement of a regulatory milestone that was expensed as research and development during the year ended December 31, 2006.

During the second quarter of 2008, the Company completed an in-depth review of its research and development activities. The review included a thorough analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, in July 2008 the Company decided to discontinue development of the ketoprofen patch. There was no termination fee due to ProEthic as a result of terminating this agreement.

DURECT Corporation

In April 2007, DURECT and Endo entered into Amendment No. 4 to the Development, Commercialization and Supply License Agreement dated November 8, 2002 (the “DURECT CHRONOGESICTM License Agreement”) relating to the development and commercialization of the CHRONOGESICTM product candidate in the U.S. and Canada. Under Amendment No. 4, the foregoing termination right was amended to provide Endo with the right to terminate the DURECT CHRONOGESICTM License Agreement in the event that (i) DURECT had not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with the CHRONOGESICTM product candidate, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the DURECT CHRONOGESICTM License Agreement during the sixty-day period after DURECT’s delivery of such notice, provided that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. In April 2008, we terminated the DURECT CHRONOGESICTM License Agreement. Under the current terms of this license agreement, we were not responsible for any development costs for CHRONOGESIC prior to May 1, 2008 so long as written notification of termination of the agreement is provided to DURECT by April 30, 2008. This return of CHRONOGESIC rights has no effect on DURECT and Endo’s collaboration with respect to the sufentanil transdermal patch (TRANSDUR™-Sufentanil) licensed by Endo from DURECT for the U.S. and Canada. There was no termination fee due to DURECT as a result of terminating the DURECT CHRONOGESICTM License Agreement.

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

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). Currently in Phase I clinical development, AZ-003, now named EN3294, is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain. EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million that was expensed as research and development during the year ended December 31, 2007, with additional payments of approximately $40 million becoming due upon achievement of predetermined regulatory and commercial milestones. Endo will also pay royalties to Alexza on net sales of EN3294. Endo has assumed responsibility for, and funding of, all remaining clinical trial development and regulatory filings. Alexza will manufacture the product for Endo and will be responsible for completing development of the device.

Other

        In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement, the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the six months ended June 30, 2008, we expensed a $2 million milestone payment as research and development expense. Additional payments of approximately 74.8 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. In future periods, we may incur up to approximately $3 million of expense pursuant to these contracts. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.

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

Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. We are evaluating and pursuing opportunities to deepen and broaden our penetration of the pain market, as well as in other innovation driven categories that have the potential to provide diversification and growth. Toward this end, we are targeting products that are clinically innovative and differentiated, including earlier stage opportunities. Endo’s management team and our Board of Directors continue to examine the best use of the Company’s strong balance sheet and cash position, including consideration of opportunities in the evolving pharmaceutical marketplace that strengthen the Company and enhance shareholder value. We will continue to drive our top line growth by maximizing the growth of Lidoderm® for post-herpetic neuralgia and continuing to accelerate both the Opana® franchise and Frova® for the acute treatment of migraine headaches in adults. We will also selectively pursue high barrier to entry opportunities to invest in our generic business.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2007 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$37,094	$8,292	$7,618	$4,704	$3,246	$2,724	$10,510
Capital Lease Obligations	1,182	983	120	79	—	—	—
Minimum Purchase Commitments to Novartis	62,000	20,000	21,000	21,000	—	—	—
Estimated Tax Sharing Payments Due to Endo Pharma LLC	685	685	—	—	—	—	—
Minimum Royalty Obligation Due to Hind	2,000	500	500	500	500	—	—
Minimum Purchase Commitments to Teikoku(1)	160,000	32,000	32,000	32,000	32,000	32,000	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Milestone Payment(3)	15,000	15,000	—	—	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis AG (4)	60,000	—	—	—	15,000	30,000	15,000
Other Commitments(5)	3,333	3,333	—	—	—	—	—

Total	$343,294	$82,793	$61,238	$58,283	$50,746	$64,724	$25,510

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

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. During the year ended December 31, 2007, we invested an additional $5.3 million in this partnership, bringing our cumulative cash investment to $8.0 million as of December 31, 2007 leaving a commitment balance of $2.0 million. We are accounting for this investment utilizing the equity method.
(3)	This amount represents the contingent milestone payment due to the former owners of RxKinetix upon the first dosage being administered to a patient in a clinical phase III trial of EN3285, a topical oral-rinse in development for the prevention or delay of severe oral mucositis (OM), painful mouth sores that often occur in cancer patients undergoing radiation and chemotherapeutic treatment. In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial. Accordingly, we paid the $15 million “estimated amount due seller” in March 2008.
(4)	Under the terms of the five-year Novartis Agreement, Endo made an up-front cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Novartis Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Novartis Agreement, subject to certain limitations as defined in the Novartis Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Novartis Agreement year basis such that Endo’s obligation with respect to each Novartis Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year.
(5)	In June 2007, we agreed to provide funding for certain tenant improvements to be made at a building at the Company’s corporate headquarters in Chadds Ford, Pennsylvania. The payments were to be made in two equal installments, the first of which was paid in July 2007 with the remainder paid in March 2008 upon completion of the building. Also included in this balance is our fixed obligation payable to Ventiv during the first twelve months of Detailing under the Ventiv Agreement.

In addition, we have agreed to certain contingent payments in certain of our acquisition, license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our consolidated balance sheets and, are not reflected in the table above. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements in Part I Item I of this Report, on January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of June 30, 2008, our liability for unrecognized tax benefits amounted to $9.5 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

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

While we cannot predict the outcome of the following legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position and results of operations. No contingent amounts have been accrued with respect to any of these unsettled legal proceedings at June 30, 2008.

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

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. The Company is considering the notices, which in the relevant respects are the same as the notices previously provided with respect to the 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patents that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest. Endo has filed a motion to dismiss or stay the unfair competition claim, which is pending. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of oxymorphone hydrochloride extended release tablets. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amended ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and

5,662,933. On July 11, 2008, the Company and Penwest, filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana®ER, including enforcement of our intellectual property rights and approved labeling.

On July 14, 2008, the Company received a notice from Sandoz, Inc. (“Sandoz”), advising of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. We are currently evaluating these developments. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

LecTec Corporation v. Chattem, Inc., et al.

On July 25, 2008, the Company became aware that LecTec Corporation had filed a complaint in the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells product that infringes one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The Company has not been served in this matter. Nevertheless, the Company intends to contest this case vigorously. However, we cannot predict the timing or outcome of this litigation.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will be effective following SEC approval. The FASB does not expect the issuance of SFAS 162 to result in a change in current practice.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we will be required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there will be no effect on our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this pronouncement, however we expect there to be a dilutive effect on our earnings per share.

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

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, we hired David P. Holveck as our President and Chief Executive Officer in April 2008. Inherent with any change in management is a change in understanding of the control environment and the internal controls.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

In April 2008, we issued $379.9 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The holders of our 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the Convertible Notes. Such a repurchase could require significant amounts of cash and could adversely affect our financial condition.

Other than the above, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 in response to Item 1A. to Part 1 of such Form 10-K/A, filed with the Securities and Exchange Commission on April 29, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of Endo Pharmaceuticals Holdings Inc. common stock by the Company during the six months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1, 2008 to January 31, 2008	—	—	—	—
February 1, 2008 to February 29, 2008	—	—	—	—
March 1, 2008 to March 31, 2008	—	—	—	—
April 1, 2008 to April 30, 2008	12,576,519	$27.18	12,576,519	$408,144,317
May 1, 2008 to May 31, 2008	1,355,700	$24.45	1,355,700	$375,002,580
June 1, 2008 to June 30, 2008	—	—	—	$375,002,580

Total	13,932,219	$26.92	13,932,219	$375,002,580

(1)	In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase transactions or otherwise, as determined by Endo. In April 2008 we entered into a privately-negotiated $325.0 million accelerated repurchase agreement as part of the broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008 . We may subsequently receive additional shares from the counterparty depending on the volume-weighted average price of our common stock during a specified averaging period or, in certain limited circumstances, we may be required to deliver shares to the counterparty. As of June 30, 2008, based on the volume-weighted average price of our common stock during a specified averaging period, we expect to receive approximately 1.3 million shares from the counterparty, which is subject to change based on the price of our common stock during the remaining averaging period. The average share price for the 11.9 million shares was $27.33. The average share price will be adjusted at the end of the agreement which is not expected to last longer than four months based on the final volume weighted average price of our common stock over this period. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of June 30, 2008, we purchased approximately 2.0 million shares of our common stock on the open market for a total purchase price of approximately $50.0 million. This column discloses the number of shares purchased pursuant to the Boards’s authorization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s 2008 Annual Meeting of Stockholders was held on June 26, 2008.

(b)	The stockholders elected all of the Company’s nominees for director. The stockholders also approved (1) the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008 and (2) an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 175 million to 350 million.

(1)	Election of Directors:

	For	Withheld
John J. Delucca	106,808,958	9,166,731
David P. Holveck	115,487,012	488,677
George F. Horner, III	106,809,853	9,165,835
Michael Hyatt	106,610,955	9,364,734
Roger H. Kimmel	103,901,735	12,073,954
Clive A. Meanwell, M.D., Ph.D.	106,744,739	9,230,950
Joseph C. Scodari.	115,433,706	541,983
William F. Spengler.	115,434,297	541,392

(2)	Approval of Appointment of Deloitte & Touche LLP

For	115,758,791
Against	197,217
Abstained	19,682

(3)	Approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation

For	105,522,041
Against	10,406,159
Abstained	47,290

The foregoing matters are described in detail in the Company’s definitive proxy statement dated April 23, 2008, relating to the Annual Meeting of Stockholders held on June 26, 2008.

Item 5.	Other Information.

On June 26, 2008 at our 2008 Annual Meeting, our shareholders’ approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 175,000,000 to 350,000,000 (the “Amendment”). The Amendment will ensure that a sufficient number of shares of common stock of the Company will be available for issuance in the future. We believe that this amendment provides flexibility by authorizing a sufficient number of shares to avoid the necessity, as well as the delay and expense, of an additional stockholder vote in the foreseeable future.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/s/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer

/s/ CHARLES A. ROWLAND, JR.
Name:	Charles A. Rowland, Jr.
Title:	Executive Vice President, Chief Financial Officer and Treasurer

Date: July 31, 2008

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”)

3.2	Amended and Restated By-laws of Endo Pharmaceuticals Holdings Inc. (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo Pharmaceuticals Holdings Inc. and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on From 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind Health Care, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.18.2	Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co.

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.27	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Joyce N. LaViscount (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Intentionally Omitted

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo Pharmaceuticals Holdings Inc. and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008).

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32*	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC *

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Peter A. Lankau (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	[Intentionally Omitted]

10.42.2	[Intentionally Omitted]

10.42.3	[Intentionally Omitted]

10.42.4	[Intentionally Omitted]

10.42.5	[Intentionally Omitted]

10.43	Development and Marketing Strategic Alliance Agreement, dated as of December 31, 2002, by and among Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43 of the Current Report on Form 8-K dated January 8, 2003)

10.43.1	Agreement to Terminate the Development and Marketing Strategic Alliance Agreement between Endo Pharmaceuticals Inc., SkyePharma, Inc., and Jagotec AG, assignee of SkyePharma Canada, Inc., effective February 12, 2007 (incorporated herein by reference to Exhibit 10.43.1 of the Current Report on Form 8-K dated January 16, 2007)

10.43.2	Amendment to Development and Marketing Strategic Alliance Agreement, dated March 2, 2004, between Endo Pharmaceuticals, SkyePharma, Inc. and SkyePharma Canada, Inc. (incorporated herein by reference to Exhibit 10.43.2 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.