Form 10-K
period 2008-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2009-03-02
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 001-15989

ENDO PHARMACEUTICALS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4022871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Endo Boulevard Chadds Ford, Pennsylvania	19317
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (610) 558-9800

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock of $0.01 par value	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008 was $2,268,261,974 based on a closing sale price of $24.19 per share as reported on the NASDAQ Global Select Market on June 30, 2008. Shares of the registrant’s common stock held by each officer and director and each beneficial owner of 10% or more of the outstanding common stock of the registrant have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 20, 2009: 116,706,430

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

ENDO PHARMACEUTICALS HOLDINGS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

FORWARD LOOKING STATEMENTS

This document contains information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future net sales, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Item 1A “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this document. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this document include those factors described in this document under Item 1A titled “Risk Factors,” including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in many of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•

existing suppliers become unavailable or lose their regulatory status as an approved source, causing an inability to obtain required components, raw materials or products on a timely basis or at commercially reasonable prices;

•	the loss of branded product exclusivity periods and related intellectual property;

•	our exposure to securities that are subject to market risk; and

•	our ability to successfully integrate Indevus Pharmaceuticals, Inc.

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

We have a portfolio of branded products that includes brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, and Voltaren® Gel. Branded products comprised approximately 93% of our net sales in 2008, with 61% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 7% of net sales in 2008, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

We have recently acquired a majority position in Indevus Pharmaceuticals, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Indevus’s approved products include Sanctura® and Sanctura XR™ for overactive bladder (OAB), which is co-promoted with Allergan, Inc. (Allergan), Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (CPP), Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. Indevus also has a core urology and endocrinology portfolio containing multiple compounds in development including Nebido® for hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and the octreotide implant for acromegaly and carcinoid syndrome.

We have established research and development expertise in analgesics and are expanding our research and development capabilities to enable us to pursue development opportunities outside of pain such as in endocrinology, oncology and urology.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force of approximately 725 sales representatives in the United States, and through a contracted field force of approximately 275 sales representatives and other sales management positions, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Our Strategy

Our business strategy is to maximize the future growth of the Company and to strengthen our position as a leading specialty pharmaceutical company by delivering innovative, commercially viable products and technologies to meet unmet medical needs in our existing therapeutic and complementary areas. Execution of our strategy will incorporate the following key elements:

•	Developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities;

•	Expanding the Company’s product line by acquiring new products and technologies in existing therapeutic and complementary areas;

•	Increasing revenues and earnings through sales and marketing programs for our innovative product offerings and effectively using the Company’s resources; and

•	Providing additional resources to support our generics business.

We believe that successful execution of our business strategy will enhance shareholder value.

During 2008, we completed a review of operations to assess our core competencies, cost infrastructure and growth opportunities. As a result of this review, we are pursuing several initiatives to improve the effectiveness of our business operations, reduce expenses and create additional long-term value for our customers and stockholders. In addition to implementing selective personnel reductions, we have decided to change our business structure and reduce our utilization of outside consultants to create a more effective operating model relative to our historical operating model.

The Company is working to implement this new strategy through the following initiatives:

Refocused sales and marketing programs:

We recently reorganized our commercial group and sales territories to increase the operating efficiency and effectiveness of the Company’s sales teams. This reorganization is intended to make the Company’s sales representatives more responsive to our customers and better able to allocate time to physicians who may require additional information about the Company’s products, particularly Lidoderm®, Opana® ER and Opana®, Voltaren® Gel and Frova®.

New research and development priorities:

Subsequent to the appointment of Dr. Ivan Gergel as executive vice president of research and development in 2008, the Company conducted an in-depth review of its research and development activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, the Company decided to discontinue development of EN3267, RapinylTM, the sub-lingual, fast-dissolving tablet of fentanyl intended for treatment of breakthrough cancer pain, and EN3269, topical ketoprofen patch, being studied for the treatment of acute pain associated with soft-tissue injuries. In January 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc. to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. Further, in February 2009, the Company decided to discontinue all development activities related to EN3285, an oral rinse being studied for the prevention or delay of oral mucositis (OM) and EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain.

The Company also decided to expand its medicinal chemistry, project management and biostatistics competencies to help it conduct preclinical research and more efficiently manage the clinical development of new product candidates by contract research organizations.

Investment in new therapeutic areas:

We believe Endo’s pain management products, strong revenue base and sales teams represent strategic assets that can be leveraged to expand the Company’s pharmaceutical business beyond the treatment of pain. We are identifying complementary medical specialties where demographic, healthcare and reimbursement trends favor the consideration of new products to address unmet medical needs, such as certain pelvic diseases that are treated by urologists, endocrinologists and oncologists.

This strategy underlies our recent acquisition of Indevus Pharmaceuticals. On March 2, 2009, we announced that approximately 80% of the outstanding shares of Indevus common stock had been tendered into the offer. We expect to acquire the remaining Indevus shares during a subsequent offering period, followed by a merger of a wholly owned subsidiary of Endo with and into Indevus with Indevus surviving. Indevus currently markets products to treat overactive bladder, prostate cancer, hypogonadism and central precocious puberty and is pursuing regulatory approval of drugs to treat hypogonadism and acromegaly. The combined company will market products through three sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology. We believe this acquisition will make Endo a stronger competitor, a more valuable healthcare supplier and a more successful company.

Endo intends to pursue other strategic acquisitions to support the growth of the Company’s pain management business and its expansion into other therapeutic specialties, while continuing to make strategic decisions to support and grow our generics business.

Our Competitive Strengths

We believe that we have established a position as a market leader among specialty pharmaceutical companies by capitalizing on our following core strengths:

Established portfolio of branded products. We have assembled a portfolio of branded pharmaceutical products to treat and manage pain. In addition, as a result of our recent acquisition of Indevus Pharmaceuticals, we have added several branded products to treat conditions in urology and endocrinology. The Company’s branded products include:

•

Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, Lidoderm® was the first U.S. Food and Drug Administration (FDA)-approved product for the relief of the pain associated with post-herpetic neuralgia.

•

Opana® ER and Opana® were launched during the second half of 2006. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate. Three new additional dosage strengths of Opana® ER were launched in March 2008.

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

•

Voltaren® Gel, which was added to our portfolio of branded products in March 2008, is a topical NSAID indicated for the relief of the pain of osteoarthritis of joints amenable to topical treatment, such as the knees and those of the hands.

Recently Acquired Indevus Products:

•

Sanctura® (trospium chloride) was launched by Indevus in August 2004. Sanctura® is indicated for the treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Indevus currently co-promotes Sanctura® in the U.S. with its marketing partner, Allergan, Inc.

•

Sanctura XR™ (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. Indevus currently co-promotes Sanctura XR™ in the U.S. with its marketing partner, Allergan, Inc.

•

Supprelin® LA was launched by Indevus in June 2007. Supprelin® LA is 12-month hyrdogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, has been designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone-releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® has been approved and is being marketed in Argentina.

•

Delatestryl® is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Delatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

•

Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device. The Hydron® Implant is designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. This technology serves as the basis for two currently marketed products of Indevus: Vantas® and Supprelin® LA.

•

Valstar™ is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (“BCG”)-refractory carcinoma in situ (“CIS”) of the urinary bladder. Valstar ™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (“sNDA”) to the FDA seeking approval to reintroduce Valstar™ and in February 2009 obtained FDA approval of its sNDA for Valstar™. We intend to begin to market Valstar™ during the second half of 2009.

Focused Pipeline. During 2008, the Company completed an in-depth review of its research and development activities that included a thorough analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, we decided to discontinue development of Rapinyl™, the sub-lingual, fast-dissolving tablet of fentanyl intended for treatment of breakthrough cancer pain, and topical ketoprofen patch being studied for the treatment of acute pain associated with soft-tissue injuries. In addition, the Company has recently concluded its research collaboration with Alexza to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. We also decided to discontinue all development activities related to EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006 and EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain. We plan to pursue and develop new and more commercially viable products and technologies in existing therapeutic and complementary areas.

We have recently entered into three license and collaboration agreements to develop novel treatments for pain and to discover potential treatments for cancer as described below.

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons. Endo will be responsible for development and commercialization of any drug candidates discovered under the Harvard Agreement.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain.

Also, through the acquisition of Indevus, we have added the following products to our development pipeline:

•

Nebido® is a long-acting injectable testosterone preparation for the treatment of male hypogonadism. Nebido® is expected to be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. Indevus acquired U.S. rights to Nebido® from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy and re-submission (complete response) of the NDA for Nebido® is expected in the first quarter of calendar 2009.

•

PRO 2000, currently in Phase III clinical trials, is a candidate topical microbicide for the prevention of sexually transmitted infections including infection by the Human Immunodeficiency Virus (HIV), the cause of Acquired Immunodeficiency Syndrome (AIDS). The compound is believed to block the entry of sexually transmitted disease (STD) pathogens into human cells. In addition to its demonstrated activity against HIV infection in laboratory tests and animal models, PRO 2000 has been shown to be active against other STD pathogens such as herpes, chlamydia, and the bacterium that causes gonorrhea. Designed to be applied vaginally prior to sexual intercourse, PRO 2000 promises to offer a discreet “safer sex” option that can be controlled by women.

•

Octreotide implant, currently in Phase III clinical trials, utilizes Indevus’s patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH), for the treatment of acromegaly.

In addition to the above-mentioned development products, Indevus also has other product candidates in various stages of development.

Research and development expertise. Our research and development effort is focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our penetration in the pain area as well as in the areas of oncology, urology, and endocrinology. We will continue to capitalize on our core expertise with analgesics and expand our abilities to capture both earlier-stage opportunities and pursue other therapeutic areas. We continue to invest in research and development because we believe it is critical to our long-term competitiveness. At December 31, 2008, our research and development and regulatory affairs staff consisted of 156 employees, based in Westbury, New York and at our corporate headquarters in Chadds Ford, Pennsylvania. Our research and development expenses, including upfront and milestone payments were $110.2 million in 2008, $138.3 million in 2007 and $86.6 million in 2006.

We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with drug discovery and development expertise and broad experience in working with the FDA. To supplement our internal efforts, we engage the services of various independent research organizations, physicians and hospitals to conduct and coordinate our pre-clinical and clinical studies to establish the safety and effectiveness of new products. In addition, many of the research and development activities of products to which we have licensed the marketing rights are performed by our partners.

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the U.S. provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S., recorded data on preclinical and clinical experience are included in the New Drug Application (NDA) to the FDA for the required approval. The process from discovery to regulatory approval often takes ten years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investment in research and development, both internally and in collaboration with others, has been productive as demonstrated by our ability to commercialize our research and development efforts by launching a number of new products and product line extensions since August 1997.

Targeted national sales and marketing infrastructure. We market our products directly to physicians through an internal sales force of approximately 725 specialty and office-based representatives and through a contracted field force of approximately 275 sales representatives and other sales management positions, as well as 100 specialty sales representatives through the Indevus acquisition. Through our sales force, we market our branded pharmaceutical products to just over 86,000 physicians, which include both specialists and primary care physicians. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, clinics, government agencies and pharmacies. Our marketing policy is designed to assure that products and relevant, appropriate medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate healthcare professionals throughout the country. We work to gain access to health authority, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs) formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications. Our managed markets staff in 2008 consisted of 41 employees.

Selective focus on generic products. Our generic product portfolio includes products focused on pain management. We develop generic products that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. We have executed our generic product development strategy successfully to date with products such as morphine sulfate extended-release tablets, which we introduced in November 1998 as a bioequivalent version of MS Contin, a product of The Purdue Frederick Company. We will continue to make strategic decisions to support and grow our generics business.

Experienced and dedicated management team. Our senior management team has a proven track record of building businesses through internal growth as well as through licensing and acquisitions. The Company and members of its management team have received FDA approval on more than seventeen new products and product line extensions since 1997, and as a result of several successful product launches, have grown our net sales from $108.4 million in 1998 to $1.26 billion in 2008.

Our Industry

According to IMS Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $20.8 billion in 2008. This represents an approximately 4% compounded annual growth rate since 2003. Our primary area of focus within this market is analgesics and, specifically, opioid analgesics. In 2008, analgesics were the third most prescribed medication in the United States with over 298 million prescriptions written for this classification.

Opioid analgesics is a segment that comprised approximately 81% of the analgesic prescriptions for 2008 (59% of the pain market). Total U.S. sales for the opioid analgesic segment were $7.5 billion in 2008, representing a compounded annual growth rate of 6% since 2003. With the launch of Voltaren® Gel in 2008, Endo gained presence in the osteoarthritis market competing in the analgesic non-narcotic and anti-arthritic classes with over 168 million prescriptions written in 2008, 41% of the pain market. The U.S. sales for these markets were $13.2 billion with an annual growth rate of 3% since 2003.

Opioid analgesic products are used primarily for the treatment of pain associated with orthopedic fractures and sprains, post herpetic-neuralgia, back injuries, migraines, joint diseases, cancer and various surgical procedures.

The growth in this segment has been primarily attributable to:

•	increasing physician recognition of the need and patient demand for effective treatment of pain;

•

aging population (according to the U.S. Census Bureau, in 2000 the population aged 65 and older reached 35 million people and is expected to grow to 40 million people by 2010, representing 14% growth over this period);

•	introduction of new and reformulated branded products; and

•	increasing incidence of chronic pain conditions, such as cancer, arthritis and low back pain.

Product Overview

The following table summarizes select products in our marketed portfolio as well as selected products in development:

Marketed Products	Active Ingredients(s)	Branding	Status
Lidoderm®	lidocaine 5%	Branded	Marketed
Opana® ER(1)	oxymorphone hydrochloride	Branded	Marketed
Percocet®	oxycodone and acetaminophen	Branded	Marketed
Frova®(2)	frovatriptan	Branded	Marketed
Voltaren® Gel	diclofenac sodium topical gel 1%	Branded	Marketed
Opana®	oxymorphone hydrochloride	Branded	Marketed
Percodan®	oxycodone and aspirin	Branded	Marketed
Endocet®	oxycodone and acetaminophen	Generic	Marketed
Morphine Sulfate ER	morphine sulfate	Generic	Marketed
Sanctura®(3)	trospium chloride	Branded	Marketed
Sanctura XRTM(3)	trospium chloride	Branded	Marketed
Vantas®(3)	histrelin acetate	Branded	Marketed
Supprelin® LA(3)	histrelin acetate	Branded	Marketed
Delatestryl®(3)	testosterone enanthate	Branded	Marketed
Valstar™(3)	valrubicin	Branded	FDA approved

Products in Development	Active Ingredients(s)	Branding	Status
Nebido®(3)	testosterone undecanoate	Branded	NDA Approvable
PRO 2000(3)	naphthalene sulfonate copolymer	Branded	Phase III
Octreotide implant(3)	octreotide acetate	Branded	Phase III
Axomadol(4)	axomadol	Branded	Phase II

(1)	Marketed pursuant to an alliance agreement with Penwest Pharmaceuticals Co.
(2)	Licensed marketing rights from Vernalis Development Limited.
(3)	Obtained through our acquisition of Indevus Pharmaceuticals, Inc.
(4)	Licensed marketing and development rights from Grünenthal GMBH.

Branded Products

Lidoderm®. Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, it was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Lidoderm® is also currently protected by Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch. The last of these patents is set to expire in 2015. In 2008, 2007 and 2006, Lidoderm® net sales were $765.1 million, $705.6 million and $566.8 million, respectively. Lidoderm® accounted for approximately 61% of our 2008 net sales.

In January 2007, we received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government to provide the requested documents. At this time, we cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome. See Note. 15 “Commitment and Contingencies – Legal Proceedings”, included in the consolidated financial statements in Part IV, Item 15 of this Report.

Opana® and Opana® ER. Opana® ER and Opana® were launched during the second half of 2006 and have shown steady prescription growth trends since their launch. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. This is the first time oxymorphone is available in an oral, extended-release formulation and is available in 5mg, 7.5 mg, 10mg, 15 mg, 20mg, 30 mg and 40mg tablets. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and is available in 5mg and 10mg tablets. Both Opana® ER and Opana® are available by prescription only. Net sales for the year ended December 31, 2008 of Opana® ER and Opana® were $180.4 million. Net sales for 2007 and 2006 were $107.1 million and $6.8 million, respectively. Both of these products were approved by the FDA on June 22, 2006 and became commercially available on July 21, 2006, with active promotion of Endo’s sales force beginning in the third quarter 2006. Opana® ER and Opana® accounted for approximately 14% of our 2008 net sales.

Percocet®. We consider Percocet® to be a “gold standard” of pain management. Launched in 1976, Percocet® is approved for the treatment of moderate-to-moderately severe pain. The Percocet® family of products had net sales of $130.0 million, $121.7 million and $102.7 million in the years 2008, 2007 and 2006, respectively. The Percocet® franchise accounted for approximately 10% of our 2008 net sales.

Frova®. We began shipping Frova® upon closing of the license agreement with Vernalis in mid-August 2004, and we initiated our promotional efforts in September 2004. Frova® is indicated for the acute treatment of migraine headaches in adults. We believe that Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a very low reported migraine recurrence rate in its clinical program. Net sales of Frova® were $58.0 million in 2008, $52.4 million in 2007 and $40.6 million in 2006.

Voltaren® Gel. We launched Voltaren® Gel in March 2008 upon closing of the license and supply agreement with Novartis. Voltaren® Gel (diclofenac sodium topical gel) 1% received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010. It is the first prescription topical osteoarthritis treatment to have proven its effectiveness in both the knees and joints of the hands through clinical trials. Voltaren® Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is 94% less than the comparable oral diclofenac treatment. Net sales of Voltaren® Gel were $23.8 million in 2008.

Other. The balance of our other branded portfolio consists of a number of products, none of which accounted for more than 1% of our total net sales in the 2008 fiscal year.

Recently Acquired Indevus Products

Sanctura®. In August 2004, Indevus launched Sanctura®, a muscarinic receptor antagonist for the treatment of OAB. Sanctura® is co-promoted in the U.S. with Allergan, an Indevus marketing partner. Sanctura® is indicated for the treatment of OAB with symptoms of urge urinary incontinence, urgency and urinary frequency. Sanctura® belongs to the anticholinergic class of compounds and binds specifically to muscarinic receptors. These compounds relax smooth muscles, such as the detrusor muscle in the bladder, thus decreasing bladder contractions. Overactive or unstable detrusor muscle function is believed to be one of the principal causes of OAB symptoms. Current treatments in the U.S. for OAB include compounds in the same therapeutic class as Sanctura®. Indevus licensed exclusive rights to develop and market Sanctura® in the U.S. from Madaus GmbH (“Madaus”) in December 1999. In addition, Madaus currently manufactures and sells Indevus commercial quantities of Sanctura® in bulk form. Indevus currently co-promotes Sanctura® in the U.S. with Allergan. To support the commercialization of Sanctura® and as a platform for future growth, Indevus has a sales and marketing infrastructure which includes a specialty sales force who call on urologists and other prescribers specializing in treating patients with OAB.

Sanctura XRTM. Sanctura XRTM is a once-daily formulation of Sanctura®, Indevus’s currently marketed product for the treatment of OAB. Sanctura XRTM belongs to a class of anticholinergic compounds known as muscarinic receptor antagonists. Current treatments in the U.S. for OAB include compounds in the same therapeutic class as Sanctura XRTM. Sanctura XRTM is a quaternary ammonium compound, which Indevus believes provides significant differentiation to the tertiary ammonium compounds currently being marketed for the treatment of OAB. Quaternary ammonium compounds are highly charged and hydrophilic with a limited ability to cross lipid membranes. The formulation of Sanctura XRTM was developed under a development and license agreement with Supernus Pharmaceuticals, Inc. (“Supernus”), formerly Shire Laboratories, Inc. Indevus completed pharmacokinetic and safety studies with several once-daily formulations, including our lead formulation that was used in our Phase II trial and our Phase III program. In May 2008, Indevus signed a License Agreement with Allergan Inc., a Canadian affiliate of Allergan, Inc., granting Allergan the right to market Sanctura XRTM throughout Canada. Madaus, an Indevus partner, has received marketing approval in October 2008 from their Reference Member State which they designated as Germany.

Vantas®. Indevus launched Vantas® in the U.S. in November 2004. Indevus obtained Vantas® through an acquisition of Valera Pharmaceuticals, Inc. (“Valera”) in April 2007. Vantas® is a soft, flexible 12-month hydrogel implant based on our patented Hydron® Polymer Technology (“Hydron Polymer Technology”) that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist and is indicated for the palliative treatment of advanced prostate cancer. See “Hydron Polymer Technology” below for additional information. Mutual Recognition Procedure (MRP) in Germany, Ireland, Italy, Spain and the United Kingdom for marketing authorization began in July 2006. Approval was granted in May 2007. In April 2008, Indevus entered into a License, Supply and Distribution Agreement with Orion Corporation (“Orion”) granting them the rights to market Vantas® throughout Europe as well as certain other countries. As of August 2007, in conjunction with BioPro Pharmaceutical Inc., an Indevus marketing partner for most countries in Asia, Vantas was approved in Thailand, Singapore and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. In addition, a partner Teva-Tuteur has received approval and begun marketing Vantas in Argentina.

Supprelin® LA. Indevus launched Supprelin® LA in the U.S. in June 2007. We obtained Supprelin® LA through our acquisition of Valera. Supprelin® LA is a soft, flexible 12-month hydrogel implant based on our patented Hydron Polymer Technology that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist and is indicated for the treatment of CPP. CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and short stature, if left untreated. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. On May 3, 2007, the FDA approved the NDA for Supprelin® LA. Meetings have been held with various European regulatory authorities to seek scientific advice regarding the strategies for filing marketing applications for Supprelin® LA in Europe. Various strategies being evaluated include seeking marketing partners in territories outside of the United States. Indevus markets Supprelin® LA in the U.S. through a specialty sales force primarily to pediatric endocrinologists.

Valstar™. Valstar™ a sterile solution for intravesical instillation of valrubicin—a chemotherapeutic anthracycline derivative, is the only product currently approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder. Valstar™ is used in BCG-refractory bladder cancer patients who are not candidates for bladder removal (cystectomy).

Valstar™, which was removed from the market in the early 2000’s due to manufacturing issues, is currently on the FDA Drug Shortages List. On April 19, 2007, Indevus announced that it had submitted a Supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar™ in the United States. On December 19, 2007, Indevus announced that it had received a non-approvable letter from the FDA for Valstar™ related to its chemistry, manufacturing and controls (CMC) NDA supplement submitted to the FDA in May 2007. The letter was received following Indevus’s response to an August 2007 approvable letter of its April 2007 sNDA. Indevus believes that the Valstar™-specific issues that caused the 2002 withdrawal of the product from the market have been satisfactorily resolved. However, during a recent FDA pre-approval inspection of Indevus’s third-party manufacturing facility for Valstar™, deficiencies were identified that required resolution prior to final approval. In February 2009, Indevus obtained FDA approval of its sNDA for Valstar™. We intend to begin to market Valstar™ during the second half of 2009.

Hydron® Implant. The Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. This technology serves as the basis for two of Indevus’s currently marketed products: Vantas® and Supprelin® LA.

The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. Our implant is designed for easy, in-office physician insertion under local anesthesia. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. The Hydron® Implant delivers drugs at zero-order kinetics and the duration of delivery can be predetermined over a range of times.

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

One of our generic products is an oxycodone hydrochloride and acetaminophen product, Endocet®, which accounted for approximately 6% of our total net sales in 2008. In addition, we sell morphine sulfate extended-release tablets, which accounted for 1% of our total net sales in 2008. The balance of our generic portfolio consists of a few other products, none of which accounted for more than 1% of our total net sales for 2008.

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

Products in Development

Our pipeline portfolio contains products and product candidates that have differentiating features for multiple therapeutic areas, including pain, oncology, urology and endocrinology. The Company’s most promising pipeline products, including those recently obtained through our acquisition of Indevus Pharmaceuticals, Inc. on February 23, 2009, are as follows:

Nebido®. Nebido® is a novel, long-acting injectable testosterone preparation for the treatment of male hypogonadism. Nebido® is expected to be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. Indevus acquired U.S. rights to Nebido® from Schering AG, Germany, in July 2005. Approved and launched in Europe, Nebido® has a substantial data package which Indevus has leveraged in its U.S. development activities.

Male hypogonadism is an increasingly recognized medical condition characterized by a reduced or absent secretion of testosterone from the testes. Reduced testosterone levels can lead to health problems and significantly impair quality of life. Common effects of hypogonadism include decreased sexual desire, erectile dysfunction, muscle loss and weakness, depression, as well as an increased risk of osteoporosis. Today, there are an estimated four to five million men in the U.S. who suffer from hypogonadism. Of this group, less than ten percent are currently receiving treatment with testosterone replacement therapy.

In January 2008, Indevus announced additional positive results from its’ Phase III program. Indevus has been exploring additional dosage regimens to determine if it is possible to achieve a more rapid onset of steady state testosterone pharmacokinetics and still satisfy each of the FDA pre-specified criteria for approvability. This Phase III trial, studied a new treatment regimen in which hypogonadal men were given an initial injection of 750 mg of Nebido®, followed 4-weeks later by an additional 750 mg loading injection and then 750 mg injections every 10-weeks thereafter.

The data from this Phase III trial demonstrated a highly effective treatment regimen. In the trial, Nebido® demonstrated a rapid achievement of steady state testosterone levels, minimal excursions outside of the normal range, and an extremely high percentage of patients maintaining a eugonadal (normal) testosterone range. Nebido® met its primary endpoints, a responder analysis based on average testosterone concentrations during the steady state dosing interval and an outlier analysis based on the maximum testosterone concentrations during the steady state dosing interval. As with the original dosing regimen, treatment with Nebido® was well tolerated with this new dosing regimen. The data was filed with the FDA as an addition to the NDA originally filed on August 28, 2007. Indevus requested approval of the 750 mg regimen as it believes this regimen distinguishes itself by providing physicians with the optimal long-term dosing solution for treating their male patients with hypogonadism.

On November 1, 2007, Indevus announced that the FDA accepted for review Indevus’s NDA for Nebido®. On June 30, 2008, Indevus announced that it received an approvable letter from the FDA related to the NDA submitted in August 2007. The letter indicated that the application may be approved if Indevus is able to adequately respond to certain clinical deficiencies related to the product.

Indevus announced on September 26, 2008 that it had met with the FDA and an agreement had been reached with regard to the additional data and risk management strategy that will lead to re-submission (complete response) of the NDA for Nebido® in the first quarter of calendar 2009. The re-submission database will include experience from over 14,000 injections in more than 2,600 patients, all of which come from existing clinical trials conducted in the US and post-marketing studies that have been conducted in Europe. The FDA stated that the number of patients and the number of injections of testosterone undecanoate from these studies appear to provide an adequate size database to determine the precise incidence of serious post-injection, oil-based reactions.

Indevus and the FDA also agreed on an education plan to minimize the risks associated with the clinical use of testosterone undecanoate intramuscular injection, namely, to reduce the incidence and/or severity of the serious oil-based reactions. Further, Indevus and FDA agreed to obtain skin-testing data to characterize an allergic component to the drug or any of its excipients in certain patients. Indevus has also agreed to conduct a large, simple post-marketing study of the safety of Nebido® in approximately 10,000 patients.

PRO 2000. PRO 2000 is a candidate topical microbicide for the prevention of sexually transmitted infections including infection by the Human Immunodeficiency Virus (HIV), the cause of Acquired Immunodeficiency Syndrome (AIDS). The compound is believed to block the entry of sexually transmitted disease (STD) pathogens into human cells. In addition to its demonstrated activity against HIV infection in laboratory tests and animal models, PRO 2000 has been shown to be active against other STD pathogens such as herpes, chlamydia, and the bacterium that causes gonorrhea. Designed to be applied vaginally prior to sexual intercourse, PRO 2000 promises to offer a discreet “safer sex” option that can be controlled by women.

An estimated 5 million people worldwide were newly infected with HIV in 2004, and 39 million adults and children are thought to be living with HIV infection. The virus’s predominant route of transmission worldwide is through heterosexual contact, with women being more susceptible to infection than men. Nearly half of those infected with HIV are now women, and surveys indicate that 100 million women worldwide are concerned about contracting HIV/STDs. More than 400 million new cases of STDs occur worldwide each year, threatening the health and fertility of a growing number of people and increasing the risk of HIV infection. These statistics highlight the vast need for new, safe, effective, female-controlled options for HIV/STD prevention.

Phase I clinical trials, conducted in Europe, found that PRO 2000 was well tolerated by healthy, sexually abstinent women. Findings from an NIH-sponsored Phase I/II trial, conducted in the United States and South Africa, indicate a similarly promising safety profile in healthy, sexually active women. In June 2003, a Phase II clinical trial was initiated in Uganda to assess the safety of PRO 2000 in more than 100 African women. A Phase II/III clinical trial funded by the NIH was initiated in February 2005 and enrolled approximately 3,100 eligible, HIV-uninfected women, all of whom provided written informed consent. On February 9, 2009 Indevus announced results from the NIH-sponsored trial which found that women participating in the trial who received PRO 2000 had an approximately 30% lower risk of acquiring HIV infection than women who received placebo or no vaginal product (approximately 33 percent effectiveness would have been considered statistically significant). The adverse event profile was similar in all arms of the NIH trial, indicating that 0.5% PRO 2000 is safe for vaginal use. A full analysis of the trial data is underway.

A second large trial testing the safety and effectiveness of the 0.5% dose of PRO 2000 is currently underway. This trial is being sponsored by the United Kingdom’s Medical Research Council (MRC) and conducted by the Microbicides Development Programme (MDP), an international partnership of researchers established to develop microbicides for the prevention of HIV transmission. Study MDP 301 is a multi-national, randomized, double-blind, placebo-controlled Phase III trial designed to examine the safety and effectiveness of PRO 2000 in preventing HIV infection in women. Approximately 9,400 women have been enrolled at study sites in South Africa, Tanzania, Uganda, and Zambia. Results from this trial are expected in the second half of 2009.

Octreotide implant. The octreotide implant is in development utilizing Indevus’s patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH), for the treatment of acromegaly.

Acromegaly is a chronic hormonal disorder that occurs when a tumor of the pituitary gland causes the excess production of GH. It usually affects middle-aged adults and, if untreated, causes enlargement of certain bones, cartilage, muscles, organs and other tissue, leading to serious illness and potential premature death. There are approximately 1,000 new acromegalic patients diagnosed per year and 16,000 total patients in the United States.

Octreotide injections are currently approved treatment to reduce GH levels, as well as levels of insulin-like growth factor (IGF-1), in patients with acromegaly. Octreotide injections have also been approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors.

In 2004, a Phase I / II proof-of-concept clinical study of the implant in 11 acromegaly patients in Brazil was completed. In addition to efficacy and safety assessments, the study evaluated patient pharmacokinetics and the drug release characteristics from the hydron implant. The trial demonstrated reductions in GH and IGF-1 levels in the blood in these patients. During the trial, side effects were generally mild and did not lead to study discontinuations, and included diarrhea, low blood sugar and implant site reactions.

In August 2006, the FDA requested an additional Phase I / II pharmacokinetic study for the octreotide implant. In response, in September 2006, an original Investigational New Drug Application (IND) was submitted with the FDA for the octreotide implant.

In November 2007, positive results from Indevus’s Phase II trial in patients with acromegaly were announced. In the recently completed six-month trial, the octreotide implant effectively suppressed levels of GH and IGF-1 at rates similar to those seen with current FDA approved injectable formulations of octreotide. In addition, the drug was well tolerated. In September 2008, Indevus announced the initiation of a Phase III clinical trial. The trial is designed to test the efficacy, safety and tolerability of the octreotide implant in patients with acromegaly. Approximately 34 clinical sites in six countries are participating in the open-label trial. The trial is expected to enroll approximately 140 patients in the U.S. and Europe.

Axomadol. Axomadol is a patented new chemical entity discovered by Grunenthal and currently in Phase II development for the treatment of moderate to moderately severe chronic pain and diabetic peripheral neuropathic pain.

Other. We also have other undisclosed products in our therapeutic areas of interest in early stages of development.

We cannot predict when or if any of these products will be approved by the FDA.

Competition

The pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the United States. Our competitors vary depending upon therapeutic and product categories. Competitors include the major brand name and generic manufacturers of pharmaceuticals doing business in the United States, including Abbott Laboratories, Johnson & Johnson, King Pharmaceuticals, Inc., Mallinckrodt Inc., Pfizer, Inc., The Purdue Frederick Company, Cephalon, Inc., and Watson Pharmaceuticals, Inc.

We compete principally through our targeted product development and acquisition and in-licensing strategies. The competitive landscape in the acquisition and in-licensing of pharmaceutical products has intensified in recent years as there has been a reduction in the number of compounds available and an increase in the number of companies and the collective resources bidding on available assets. In addition to product development and acquisitions, other competitive factors in the pharmaceutical industry include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, service, reputation and access to technical information.

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

The Company is aware of certain activities involving Opana® ER and Lidoderm®, a summary of which is below.

Opana® ER

The Company is aware of various ANDA filings containing Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release tablets. For a complete description of these and other legal proceedings see Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Lidoderm®

On October 17, 2006, we became aware that, in response to an independent inquiry, the FDA’s Office of Generic Drugs (OGD) had proposed that a study of blood levels of lidocaine should be used as the key measure in proving bioequivalence of a generic version of Lidoderm® On December 19, 2006, we submitted a Citizen Petition with the U.S. Food and Drug Administration requesting that the FDA apply existing bioequivalence regulations to any Abbreviated New Drug Application (ANDA) seeking regulatory approval of a generic drug product that references Endo’s Lidoderm®. The petition emphasizes that the proposed new standard deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believes that it is critical that the FDA require any ANDA satisfy the regulations by following these additional criteria to those that FDA has proposed by (1) conducting comparative clinical studies demonstrating identical safety and efficacy between the generic version and Lidoderm®, and (2) for an applicant relying on Lidoderm® as its Reference Listed Drug, to show that its product produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. On August 30, 2007, we submitted an amended Citizen Petition to the FDA requesting that the agency withdraw the bioequivalence recommendations, convene a joint meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (DODAC) and Advisory Committee for Pharmaceutical Science (ACPS) to discuss development of the appropriate method(s) for demonstrating bioequivalence for patch dosage forms with local routes of administration, decline to approve or stay the approval of any ANDA or 505(b)(2) application referencing Lidoderm® that does not contain studies with clinical safety and efficacy endpoints that demonstrate bioequivalence to Lidoderm® and if the FDA contemplates an alternative to bioequivalence studies with clinical endpoints for Lidoderm®, only develop such method through a valid public process, with input from FDA advisory committees, including DODAC and ACPS. Other than an acknowledgement of receipt, we have received no response from FDA to either the initial Citizen Petition or the amended Citizen Petition. To our knowledge, there is no competitive product to Lidoderm® that has been, or is being developed.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells product that infringes one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against the Company. The Company intends to contest this case vigorously. However, we cannot predict the timing or outcome of this litigation.

Seasonality

Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.

Major Customers

We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Customer A	36%	34%	28%
Customer B	31%	31%	29%
Customer C	15%	15%	15%

In recent years, there have been numerous mergers and acquisitions among wholesale distributors as well as rapid growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors have demanded that pharmaceutical manufacturers, including us, enter into what are referred to as distribution service agreements pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. To date, we have entered into five such agreements.

Patents, Trademarks, Licenses and Proprietary Property

As of February 20, 2009, we held approximately: 27 U.S. issued patents, 37 U.S. patent applications pending, 141 foreign issued patents, and 82 foreign patent applications pending. In addition, as of February 20, 2009, we have licenses for approximately: 60 U.S. issued patents, 26 U.S. patent applications pending, 102 foreign issued patents and 37 foreign patent applications pending. The foregoing does not include any of the patents or patent applications owned or licensed by Indevus, of which we acquired majority control on February 23, 2009.

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

We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products and certain generic products, such as Endocet® and Endodan®, are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See Note 5 in Part IV Item 15 of this Annual Report on Form 10-K. There can be no assurance that any of our patents, licenses or other intellectual property will afford us any protection from competition.

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

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, on September 27, 2007, Congress enacted new requirements for testing drug products in children and post-approval testing of drugs that pose serious safety risks, all of which may increase the time and cost necessary for new drug development.

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

As a condition of approval, the FDA or other regulatory authorities may require further studies, including Phase IV post-marketing studies to provide additional data. In September 2007, Congress passed legislation authorizing FDA to require companies to undertake such studies to assess the risks of drugs known or signaling potential to have serious safety issues. Other post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

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

On February 6, 2009, the Food and Drug Administration (FDA) sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to address whether the benefits of these products continue to outweigh the risks. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks. The affected opioid drugs include brand name and generic products. Two products sold by Endo were included in the list of affected opioid drugs: Opana® ER and morphine sulfate ER. We cannot determine what may be required by the FDA for such a REMS for these products, but intend to comply with any enacted requirements. Changes could, among other things, require different labeling, monitoring of patients or physicians, education programs for patients or physicians, or curtailment of supplies or limitations on distribution. These changes, or others required by the FDA, could have an adverse effect on the sales, gross margins and marketing costs of these products.

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

In addition to these initiatives, the Prescription Drug User Fee Act (PDUFA) was reauthorized on September 27, 2007 through passage of the Food and Drug Administration Amendments Act of 2007 (FDAAA). In connection with that reauthorization legislation, Congress enacted new measures authorizing FDA to require companies to undertake post-approval testing of products to assess known or signaled potential serious safety risks and to make labeling changes to address safety risks. The legislation also authorized FDA to require testing of drug products in children, and provided additional incentives to companies that agree to undertake such testing in connection with a new NDA. The legislation also contained provisions to expedite new drug development, collect fees from companies that engage in direct-to-consumer television advertising, and collect data and results from clinical trials of drug products more readily available via a registry managed by the National Institutes of Health. These provisions, depending on how they are implemented by FDA, could impact our ability to market existing and new products.

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

The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs and ANDAs. If the FDA concludes that the facilities to be used do not meet cGMP, good laboratory practices or GLP or good clinical practices or GCP requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients, or APIs, used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA also conducts periodic inspections of facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs. In respect to domestic establishments, the FDA could initiate product seizures or request product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We believe that we and our suppliers and outside manufacturers are currently in compliance with cGMP requirements.

Following a routine FDA inspection primarily in the area of drug safety, an FDA 483 Inspectional Observation Form was issued to us detailing two observations that were made by the inspector. The observations focused on procedures for handling product complaints and recordkeeping regarding adverse drug experiences for the required period of time. We provided to the FDA comprehensive remediation plans which address the issues outlined in the observations along with the timeline for completing the corrective actions. Implementation of the remediation plans was completed in January 2009.

Other FDA Matters

If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify FDA, and in many cases, approval for such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions that could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The DEA limits the availability of the active ingredients used in many of our current products and products in development, and we must annually apply to the DEA for procurement quota in order to obtain these substances. As a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the security, control and accounting mechanisms required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could eventuate in criminal proceedings.

We and, to our knowledge, our third-party API suppliers, dosage form manufacturers, distributors and researchers have necessary registrations, and we believe all registrants operate in conformity with applicable requirements.

Government Benefit Programs

Statutory and regulatory requirements for Medicaid, Medicare, Tricare and other government healthcare programs govern provider reimbursement levels, including requiring that all pharmaceutical companies rebate to individual states a percentage of their net sales arising from Medicaid-reimbursed products. The federal and/or state governments may continue to enact measures in the future aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our profitability and cash flows. These efforts could, however, have material consequences for the pharmaceutical industry as a whole and consequently, also for the Company.

On December 8, 2003, President Bush signed into law the Medicare Modernization Act of 2003. The Medicare Modernization Act created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers; the program began in January 2006. This new benefit may result in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare will not be obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the $3,600 annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries have not been permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these formularies, demand for our products may decrease, and we may be forced to lower prices for our products, which may adversely affect our business and our results of operations.

Service Agreements

We contract with various third parties to provide certain critical services including manufacturing, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs.

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million per year in 2009 and 2010, and approximately $21 million in 2011. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other. Amounts purchased pursuant to this agreement were $55.4 million, $30.7 million and $40.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to the March 2008 Voltaren® Gel license and supply agreement with Novartis AG and Novartis Consumer Health, Inc., (referred to as the Voltaren® Gel Agreement), Endo has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials as set forth in the Voltaren® Gel Agreement. Amounts purchased pursuant to the Voltaren® Gel Agreement were $23.4 million for the year ended December 31, 2008.

As part of the Voltaren® Gel Agreement, we also agreed to fund certain advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. Amounts incurred by Endo for such A&P Expenditures were $9.4 million for the year ended December 31, 2008. In 2009, we agreed to spend $15.6 million on A&P Expenditures. Subsequent to 2009, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013. Endo has the option to extend the Voltaren® Gel Agreement for two successive one (1) year terms (each referred to as a Renewal Term) beyond the initial term. The Voltaren® Gel Agreement will remain in place after the first two Renewal Terms unless either party provides written notice of non-renewal to the other party at least six (6) months prior to the expiration of any Renewal Term after the first Renewal Term or the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within ninety (90) days from the giving of written notice. Endo may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the United States of a generic to Voltaren® Gel. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum details in any given six (6) month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the United States of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of Voltaren® Gel as a prescription product, following which net sales in any six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement with Teikoku, a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time. On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•	We agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•

Teikoku agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, we have used prices currently existing under the Amended Agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement.

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

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

Amounts purchased pursuant to this agreement were $152.2 million, $152.3 million, and $142.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Mallinckrodt Inc.

Under the terms of our agreement with Mallinckrodt, Mallinckrodt manufactures and supplies to us narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under this agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach. Amounts purchased pursuant to this agreement were $15.8 million, $16.5 million, and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Sharp Corporation

Under the terms of our agreement with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp agreement will expire on March 1, 2011, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp agreement at any time upon ninety (90) days’ written notice. Amounts purchased pursuant to the Sharp agreement were $5.3 million, $5.1 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (Ventiv), (referred to as the Ventiv Agreement). Under the terms of the Ventiv Agreement, Ventiv will provide to Endo certain sales and marketing services through a contracted field force of approximately 275 sales representatives and other sales management positions, collectively referred to as the Ventiv Field Force. The Ventiv Field Force will promote primarily Voltaren® Gel and will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

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

The Ventiv Agreement is effective April 1, 2008 and will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we may terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we may be required to pay Ventiv a termination fee of up to $1 million. In January 2009, we agreed to certain changes to the Ventiv Agreement allowing for modifications to certain provisions, including the modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon 60 days’ written prior notice. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010 and (2) Kunitz and Associates Inc. for assistance with adverse event reporting. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions, License and Collaboration Agreements

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the Company’s alliance partners, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. Below is a brief summary of our most significant existing third party collaboration and license agreements. For a full discussion, including agreement terms and status, see our disclosures under Note 5. “Acquisitions, License and Collaboration Agreements,” included in the consolidated financial statements in Part IV, Item 15 of this Report.

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (referred to as the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (referred to as Novartis), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (referred to as Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only the opioid analgesic product, oxymorphone ER, now known as Opana® ER. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002

Agreement. Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement.

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan succinate) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. The license agreement with Vernalis was amended in February 2008.

Products in development

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons. Endo will be responsible for development and commercialization of any drug candidates discovered under the Harvard Agreement. Under the terms of the Harvard Agreement, we made an upfront payment of $2.0 million and may pay up to an additional $16.5 million in clinical, regulatory and approval milestones. In addition, we agreed to provide research funding with respect to these products of approximately $2.0 million over the three-year life of the sponsored research agreement. Harvard will also receive payments from Endo based on a percentage of Endo’s annual net sales of licensed products commercialized under the Harvard Agreement. Endo may terminate the Harvard Agreement upon 60 days’ prior written notice without penalty.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer. Endo has agreed to provide discovery research funding of approximately $3.0 million over the first three years of the Aurigene Agreement. Endo will be responsible for all clinical development and commercialization of drug candidates that advance into human testing. We also may be required to make additional clinical, regulatory and approval milestones of up to $29.8 million and commercial milestone payments of up to an additional $32.5 million based on cumulative net sales of products commercialized under the Aurigene Agreement. The Aurigene Agreement includes an initial three-year discovery research program, which may be terminated by Endo at our sole discretion upon 60 days’ prior written notice without penalty. The Aurigene Agreement will expire in its entirety if Endo does not select any development product candidates by the end of the discovery research program or upon satisfaction and/or expiration of Endo’s obligations to make the milestone payments. Subsequent to the initial discovery research program, Endo may terminate the Aurigene Agreement at our sole discretion upon 30 days’ prior written notice without penalty.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain. Under the terms of the Grünenthal Agreement, Endo will pay Grünenthal approximately 22.4 million euros up-front, and possibly additional clinical, regulatory and approval milestones of up to an additional 21.7 million euros and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. Potential payments pursuant to these contracts could total up to approximately $3.1 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. During the years ended December 31, 2008 and 2007, amounts expensed to research and development under these agreements was approximately $4.8 million and $1.4 million, respectively.

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

Summary of Recent Events

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons.

On January 29, 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc.to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. The product, Staccato®fentanyl (AZ-003/EN-3284), has completed Phase I clinical testing and will be returned to Alexza. In 2007, Endo licensed exclusive rights to develop and commercialize AZ-003 in North America.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer.

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). The initial Offer period expired at 5:00 p.m., New York City time, on February 20, 2009. Indevus was advised by the depositary for the Offer that, as of that date, a total of approximately 61.4 million Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77.972% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276.1 million in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. The subsequent offering period expired at 5:00 p.m., New York City time, on February 27, 2009. Indevus was advised by the depositary for the Offer that, as of the expiration of the subsequent offering period, an additional 2,238,757 Shares were validly tendered and not withdrawn, which together with the 61,358,944 Shares previously tendered represents approximately 80% of the Shares outstanding. On March 2, 2009, the Parent announced that it has extended the subsequent offering period until 5:00 p.m. New York City time on Friday, March 13, 2009.

The offering period may be extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission. Any such extension will be followed by a public announcement no later than 9:00 a.m., New York City time, on the next business day after the subsequent offering period was scheduled to expire. The same Offer Price per Share offered in the initial offering period of the Offer will be paid during the subsequent offering period. Purchaser will immediately accept for payment all Shares validly tendered during this subsequent offering period, and payment will be made promptly after acceptance, in accordance with the terms of the Offer. Procedures for tendering Shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) Shares cannot be delivered by the guaranteed delivery procedure, and (2) pursuant to Rule 14d-7(a)(2) promulgated under the Securities Exchange Act of 1934, as amended, Shares tendered during the subsequent offering period may not be withdrawn. Indevus supports the Purchaser’s decision to pursue the subsequent offering period.

The $286.2 million in initial cash consideration payable to holders of Shares tendered during the initial and subsequent offer period through February 27, 2009, has been, and any cash payable to holders of Shares tendered during the extended subsequent offering period and for Shares to be converted into the right to receive the Offer Price upon the merger of Purchaser with and into Indevus pursuant to the Merger Agreement, whereby Indevus will become a wholly owned subsidiary of Parent (the “Merger”), will be provided by cash on hand at Parent and its subsidiaries.

The results of operations of Indevus Pharmaceuticals will be reflected in our consolidated statements of operations beginning on February 23, 2009.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain.

Employees

As of December 31, 2008, we had 1,216 employees, of which 156 are engaged in research and development and regulatory work, 845 in sales and marketing, 24 in quality assurance and 191 in general and administrative capacities. Our employees are not represented by unions, and we believe that our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information regarding each of our current executive officers, as of February 27, 2009:

Name	Age	Position and Offices
David P. Holveck	63	President and Chief Executive Officer and Director
Nancy J. Wysenski	51	Chief Operating Officer
Ivan Gergel, M.D.	48	Executive Vice President, Research and Development
Caroline B. Manogue	40	Executive Vice President, Chief Legal Officer and Secretary
Edward J. Sweeney	39	Vice President, Controller and Principal Accounting Officer (Principal Financial Officer)

DAVID P. HOLVECK, 63, was appointed President, Chief Executive Officer, and a Director of Endo in April 2008. Prior to joining Endo, Mr. Holveck was President of Johnson & Johnson Development Corporation and Vice President, Corporate Development of Johnson & Johnson since 2004. Mr. Holveck joined Johnson & Johnson as a company Group Chairman in 1999, following the acquisition of Centocor, Inc., by Johnson & Johnson. Mr. Holveck was Chief Executive Officer of Centocor, Inc., at the time of the acquisition. Mr. Holveck joined Centocor in 1983 and progressed through various executive positions. In 1992, he assumed the role of President and Chief Operating Officer and later that year was named President and Chief Executive Officer. Prior to joining Centocor, he held positions at General Electric Company, Corning Glass Works, and Abbott Laboratories. Mr. Holveck is a member of the Board of Trustees for the Fund for West Chester University and the Board of Directors of the Eastern Technology Council, the Board of Directors of Light Sciences Oncology, Inc., and effective February 23, 2009, the Board of Directors of Indevus Pharmaceuticals, Inc.

NANCY J. WYSENSKI, 51, was appointed Chief Operating Officer on September 6, 2007. Ms. Wysenski, a 25-year pharmaceutical industry veteran, was most recently the President and CEO of EMD Pharmaceuticals, Inc., the U.S. subsidiary of German-based Merck KGaA for more than seven years. Prior to joining and co-founding EMD, Ms. Wysenski, was the Senior Vice President of Operations at NetGenics, a start-up company specializing in sequencing software for use in drug discovery. Earlier, Ms. Wysenski held a number of positions of increasing scope and responsibility at Astra Merck, where she rose to Vice President of Sales. During her tenure at Astra Merck, she also served on the company’s operating board. Ms. Wysenski began her pharmaceutical industry career in 1984 at Merck Human Health as a sales representative following a successful career in nursing. On February 23, 2009, Ms. Wysenski was appointed to the Board of Directors of Indevus Pharmaceuticals, Inc.

IVAN GERGEL, M.D., 48, was appointed Executive Vice President, Research & Development in April 2008. In this role, he has full responsibility for all of the Company’s R&D activities, including direct supervision of clinical research, pre-clinical R&D, medical affairs, marketed product development support, regulatory affairs, project management and drug safety and surveillance. Prior to joining Endo, Dr. Gergel was Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., managing more than 900 physicians, scientists and staff at the Research Institute. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham, and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his M.D. from the Royal Free Medical School of the University of London and an MBA from the Wharton School. On February 23, 2009, Mr. Gergel was appointed to the Board of Directors of Indevus Pharmaceuticals, Inc.

CAROLINE B. MANOGUE, 40, has served as Executive Vice President, Chief Legal Officer and Secretary since 2004 and was previously Endo’s Senior Vice President, General Counsel and Secretary. Prior to joining Endo in 2000, she was an Associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York City. At Endo, she is responsible for all aspects of the Company’s legal function, including securities law, litigation, intellectual property and commercial law, as well as advising as to compliance with current laws and existing pharmaceutical company guidelines relating to, among other things, clinical, sales and marketing practices. In her capacity as Secretary, she is responsible for corporate governance matters and reports directly to the Board of Directors. She has more than 14 years’ experience in securities and M&A law. Ms. Manogue received her J.D. from Fordham Law School and her B.A. cum laude from Middlebury College.

EDWARD J. SWEENEY, 39, in his capacity as the Company’s Vice President, Controller, serves as the Company’s Principal Accounting Officer. Mr. Sweeney has been Vice President, Controller since June 2007 after having joined the Company in March 2004 as Director, Financial Reporting. Prior to joining Endo, Mr. Sweeney was a Senior Manager at Ernst & Young LLP, where he worked from September 1991 through March 2004. Mr. Sweeney is a licensed certified public accountant in the Commonwealth of Pennsylvania and holds a BS degree in Accounting from St. Joseph’s University.

We have employment agreements with each of our executive officers, except Mr. Sweeney.

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

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. In the market for branded pharmaceutical products, our competitors, including Abbott Laboratories, Johnson & Johnson, King Pharmaceuticals Inc., Cephalon, Inc., Pfizer, Inc., The Purdue Frederick Company, Allergan, Inc., and Watson Pharmaceuticals Inc., vary depending on product category, dosage strength and drug-delivery systems. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than many of our national competitors in the branded pharmaceutical products sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.

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

The Company is aware of various ANDA filings containing Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release tablets. For a complete description of these and other legal proceedings see Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Patent litigation which is often time-consuming and expensive could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The expense of patent litigation, whether or not we are successful, could have an adverse effect on our business, results of operations, financial condition and cash flows. Regardless of FDA approval, should we commence a lawsuit against a third party for patent infringement or should there be a lawsuit commenced against us with respect to any alleged patent infringement by us, in either case, whether because of the filing of an ANDA or otherwise, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The cost of such litigation as well as the ultimate outcome of such litigation, if commenced, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Most of our net sales come from a small number of products.

The following table displays our net sales by product category and as a percentage of total net sales for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31
	2008		2007		2006
	$	%	$	%	$	%
Lidoderm®	765,097	61	705,587	65	566,785	62
Opana® ER and Opana®	180,429	14	107,143	10	6,845	1
Percocet®	129,966	10	121,742	11	102,707	11
Frova®	58,017	5	52,437	5	40,564	5
Voltaren® Gel	23,791	2	—	—	—	—
Other brands	10,904	1	11,065	1	14,027	1

Total brands	1,168,204	93	997,974	92	730,928	80
Total generics	92,332	7	87,634	8	178,731	20

Total net sales	1,260,536	100	1,085,608	100	909,659	100

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

Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Federal Food, Drug and Cosmetics Act and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG) and FDA both actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

In January 2007, we received a subpoena issued by the OIG. The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%) that are focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government. At this time, we cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties that might result from a settlement or an adverse outcome. However, should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur liability if our continuing medical or health education programs and/or product promotions are determined, or are perceived, to be inconsistent with regulatory guidelines.

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the OIG may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, management’s attention could be diverted and our reputation could be damaged.

We are subject to various regulations pertaining to the marketing of our products.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Most of our core products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. On June 7, 2005, we began commercial sale of our oxycodone extended-release tablets, 10mg, 20mg, 40mg and 80mg strengths, each bioequivalent versions of OxyContin®. Pursuant to a settlement agreement with Purdue, all sales of our oxycodone extended-release tablets ceased as of December 31, 2006. However, we may be subject to litigation similar to the OxyContin® suits related to any narcotic-containing product that we market.

The FDA or the U.S. Drug Enforcement Administration, or DEA, may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, Congress enacted legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

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

The FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices,” or cGMP, regulations enforced by the FDA. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects our third party manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdrawal of product approvals if regulatory standards are not maintained. The FDA approval to manufacture a drug is site-specific. In the event an approved manufacturing facility for a particular drug is required by the FDA to cease or curtail operations, or otherwise becomes inoperable, or the manufacturing contract applicable thereto terminates, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.

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

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients or physicians, education programs for patients or physicians, or curtailment of supplies or limitations on distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. On February 6, 2009, the Food and Drug Administration (FDA) sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to address whether the benefits of these products continue to outweigh the risks. On September 27, 2007, Congress enacted new requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. In addition, in December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach certain types of agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “—If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our branded drugs, our sales may suffer.” The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

In September 2007, we received a non-approvable letter from the FDA identifying deficiencies and asking for additional information pertaining to our supplemental New Drug Application (sNDA) for Frova® (frovatriptan succinate) 2.5 mg tablets for the short-term (six days per menstrual cycle) prevention of menstrual migraine (MM). We evaluated the points raised in the FDA notification, and we have determined that the appropriate course of action is to withdraw this sNDA without prejudice to refiling as afforded under 21 CFR 314.65. We notified the FDA of this withdrawal on April 7, 2008.

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

Acquisitions, such as the recent Indevus acquisition, may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

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

There are risks associated with our recent acquisition of Indevus Pharmaceuticals, Inc., including but not limited to our ability to integrate the business into ours.

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). The initial Offer period expired at 5:00 p.m., New York City time, on February 20, 2009. Indevus was advised by the depositary for the Offer that, as of that date, a total of approximately 61,358,944 Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77.972% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276,115,248 in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. On March 2, 2009, the Parent announced that Purchaser had commenced another subsequent offering period for all remaining untendered Shares until March 13, 2009 in accordance with the terms of the Merger Agreement and applicable rules and regulations of the Securities and Exchange Commission. The same Offer Price per Share offered in the initial offering period of the Offer will be paid during the subsequent offering period. Purchaser will immediately accept for payment all Shares validly tendered during this subsequent offering period, and payment will be made promptly after acceptance, in accordance with the terms of the Offer. Procedures for tendering Shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) Shares cannot be delivered by the guaranteed delivery procedure, and (2) pursuant to Rule 14d-7(a)(2) promulgated under the Securities Exchange Act of 1934, as amended, Shares tendered during the subsequent offering period may not be withdrawn. Indevus supports the Purchaser’s decision to pursue the subsequent offering period.

If a significant number of Indevus stockholders validly assert appraisal rights, a Delaware court might disagree with Endo’s valuation and award the Indevus stockholders a significantly higher price than Endo intended to pay for Indevus shares, which could raise the cost to the Company of acquiring Indevus.

Following the completion of the pending subsequent offering period, the Company intends to merge its wholly owned subsidiary, BTB Purchaser Inc., with and into Indevus. Indevus stockholders who did not tender their Indevus shares into the tender offer will receive in the merger the right to receive the same consideration per share as if such holder had tendered its shares into the Offer. Under Section 262 of the Delaware General Corporation Law, Indevus stockholders who have not tendered their shares into the tender offer and who have not voted in favor of the merger will have certain rights to demand appraisal of, and to receive payment in cash of the fair value of their Indevus shares. Indevus stockholders who perfect these rights by complying with the procedures set forth in Section 262 of the Delaware General Corporation Law will have the fair value of their shares determined by the Delaware Court of Chancery and will be entitled to receive a cash payment equal to such fair value. The fair value as determined by the Court could be more than the consideration paid by BTB Purchaser in the Offer, which could raise the cost to the Company of acquiring Indevus stock. If a significant number of Indevus stockholders validly assert these appraisal rights, a Delaware court might disagree with the Company’s valuation and award the Indevus stockholders a significantly higher price than the Company intended to pay for Indevus shares.

Our consolidated financial statements may be impacted in future periods based on the accuracy of our valuation of the Indevus business.

Accounting for our recent acquisition of Indevus will involve a complex and subjective valuation of the assets and liabilities of Indevus, which will be recorded in the Company’s consolidated financial statements pursuant to Financial Accounting Standards Board Statement No. 141(R). Differences between the inputs and assumptions used in the valuation and actual results could have a significant impact on our consolidated financial statements in future periods.

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

We cannot assure you that a product liability claim or series of claims brought against us would not have an adverse effect on our business, financial condition, results of operations and cash flows. If any claim is brought against us, regardless of the success or failure of the claim, we cannot assure you that we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall.

The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.

Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, private health insurers and others. We cannot assure you that third party payment for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government, private insurers and other third party payers are increasingly attempting to contain healthcare costs by (1) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products approved for marketing by the FDA, (2) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval and (3) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products.

On December 8, 2003, President Bush signed into law the Medicare Modernization Act of 2003. The Medicare Modernization Act created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers; the program began in January 2006. This new benefit may result in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare will not be obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the $3,600 annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries are not permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these formularies, demand for our products might decrease and we may be forced to lower prices for our products, which may adversely affect our business, financial condition, results of operations and cash flows.

From time to time, state Medicaid programs review our products to assess whether such products should be subject to a prior authorization process, which processes vary state-by-state but generally require physicians prescribing the products to answer several questions prior to the product being dispensed. The institution of a prior authorization process may adversely impact the sales of the related product in the state and depending on the state, may adversely affect our business and results of operations. On February 20, 2008, in connection with its Clinical Drug Review Program, the Pharmacy and Therapeutics Committee of the New York State Department of Health reviewed our product Lidoderm® and recommended that it be subject to a prior authorization process. As a result, on July 31, 2008, the New York State Department of Health placed Lidoderm® in its Clinical Drug Review Program, which is a specific program within its prior authorization program. There can be no assurance that such a process, or the institution thereof, in New York State or elsewhere would not have a material adverse effect on our business, financial condition and results of operations.

If government and third party payers do not provide adequate coverage and reimbursement levels for users of our products, the market acceptance of these products could be adversely affected. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which would result in lower prices and a reduced demand for our products that might force us to reduce the price of these products to remain competitive:

•	the trend toward managed healthcare in the United States;

•	the growth of organizations such as HMOs and managed care organizations;

•	legislative proposals to reform healthcare and government insurance programs; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which appropriates $1.1 billion to fund comparative effectiveness research (CER) relating to healthcare treatments. Although the concept of CER now has significant momentum, numerous unresolved and potentially contentious issues remain, and stakeholders should follow implementation of this new law closely. Depending on whether and, if so, how CER is implemented, CER could possibly present regulatory, and reimbursement issues under certain circumstances. On February 26, 2009, President Obama released his fiscal 2010 budget, which included approximately $43 billion in new revenue from biopharmaceutical companies. The impact of the President’s proposed budget as the Company’s business, financial condition, results of operations and cash flows is not yet known.

Our reporting and payment obligations under the Medicaid rebate program and other governmental pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration in return for the purchase of our products. Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from the Medicare, Medicaid, and other government healthcare programs. There can be no assurance that our practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on our business or results of operations.

We also are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the Federal Civil and Criminal False Claims Acts, which allow any person to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against healthcare companies may result in payment of fines or exclusion from the Medicare, Medicaid, and/or other government healthcare programs.

We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. We intend to defend these lawsuits vigorously. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions. Any unfavorable outcomes as a result of such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government regulations regarding reporting and payment obligations are complex and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to the pertinent government agency (or agencies), or to the amounts themselves. In addition, because our processes for these calculations and our judgments supporting these calculations involve, and will continue to involve, subjective decisions, these calculations are subject to the risk of errors. As noted above, any governmental agency that commences an action, if successful, could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal healthcare programs (including Medicaid and Medicare). Some of the applicable laws impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position, results of operations and cash flows, and could cause the market value of our common stock to decline.

Once approved, there is no guarantee that the market will accept our future products, and regulatory requirements could limit the commercial usage of our products.

Even if we obtain regulatory approvals, uncertainty exists as to whether the market will accept our products. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. We cannot assure you that our products will receive market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position, results of operations and cash flows may be materially adversely affected, and the market value of our common stock could decline. In addition, many of our products contain narcotic ingredients that carry stringent record keeping obligations, strict storage requirements and other limitations on these products’ availability, which could limit the commercial usage of these products.

We sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Customer A	36%	34%	28%
Customer B	31%	31%	29%
Customer C	15%	15%	15%

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

Third party manufacturers currently manufacture all of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of one or more of our products. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because all of our products are manufactured by third parties, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, and their counterpart agencies at the state level, could slow down or curtail operations of third party manufacturers.

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc., or Novartis, pursuant to which Novartis has agreed to manufacture certain of our commercial products in addition to products in development. As of December 31, 2008, we are required to purchase a minimum of approximately $20 million per year in 2009 and 2010, and approximately $21 million of product from Novartis in 2011.

We also have a long-term contract with Teikoku Seiyaku Co., Ltd., or Teikoku, under which Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We agreed to purchase a minimum number of patches per year from Teikoku through 2012, representing the noncancelable portion of the Teikoku agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future set dates based on a price index defined in the Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that we have the right to terminate the Teikoku agreement after 2012, if we fail to meet the annual minimum requirement.

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

We are dependent on third parties to supply all raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to FDA, and very often DEA, requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Patent litigation which is often time-consuming and expensive could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The expense of patent litigation, whether or not we are successful, could have an adverse effect on our business, results of operations, financial condition and cash flows. Regardless of FDA approval, should we commence a lawsuit against a third party for patent infringement or should there be a lawsuit commenced against us with respect to any alleged patent infringement by us, in either case, whether because of the filing of an ANDA or otherwise, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The cost of such litigation as well as the ultimate outcome of such litigation, if commenced, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 31, 2008, $240.5 million of our marketable securities portfolio was invested in A, AA, and AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. Auctions are successful when the supply and demand of securities are in balance. Financial institutions brokering the auctions would also participate in the auctions to balance the supply and demand. Beginning in the second half of 2007, auctions began to fail for specific securities and in mid-February 2008 auction failures became common, prompting market participants, including financial institutions, to cease or limit their exposure to the auction-rate market. Given the current negative liquidity conditions in the global credit markets, the auction-rate securities market has become inactive. Consequently, our auction-rate securities are currently illiquid through the normal auction process.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of February 25, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Ba1 by Moody’s and BBB by Standard and Poor’s. These insurers are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. Any ratings downgrade or potential ratings downgrade could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our auction-rate securities have been in an unrealized loss position since the second quarter of 2008. Prior to November 2008, all unrealized losses on our auction-rate securities were determined to be temporary in nature based on our ability and intent to hold the underlying securities until their anticipated recovery.

On November 10, 2008, the Company accepted an offer (referred to as the UBS Offer) made by UBS AG (UBS) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). Further, under the terms of the UBS Offer, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

As of December 31, 2008, we had Eligible Auction-Rate Securities with original par value of $254.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the Eligible Auction-Rate Securities until their anticipated recovery. As a result, as of November 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million that is included in interest and other income, net in the Consolidated Statements of Operations included in Part IV Item 15 of this Annual Report on Form 10-K. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previous recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million impairment charge. Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are recorded to earnings. Subsequent to the transfer into the trading category, the fair value of these securities decreased by an additional $4.2 million which was recorded as a charge to earnings and included in interest and other income, net in the Consolidated Statements of Operations included in Part IV, Item 15 of this Annual Report on Form 10-K.

At December 31, 2008, the fair value of our auction-rate securities was approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $32.4 million at December 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities as described above. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $1.7 million reduction in shareholders’ equity in accumulated other comprehensive loss.

Our auction-rate securities continue to pay interest according to their stated terms. However, due to the lack of observable market prices, we will continue to evaluate whether our auction-rate securities, not subject to the UBS Offer, that remain classified as available-for-sale securities, have declined in value. If it is concluded that an impairment exists, we must evaluate if the decline in value is considered temporary or other-than-temporary. Although there can be no assurance, we believe that any impairment charge on our available-for-sale auction rate securities would be considered temporary at this time due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value. At this point in time, we have the intent and ability to hold the available-for-sale auction-rate securities over their anticipated recovery periods. However, there can be no assurance that our current belief that the available-for-sale auction-rate securities will recover their value will not change, at which time an other-than-temporary impairment could occur. An other-than-temporary impairment would be recorded as a charge to earnings.

The credit and capital markets have continued to deteriorate in 2009. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

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

In the event UBS becomes insolvent, UBS may not meet its obligations under the Rights.

Our Rights allow us to require UBS to purchase Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. Our Rights are not secured by any assets of UBS. As a result, if UBS becomes insolvent in the future, UBS may become able to meet its obligations under the Rights and may not purchase Eligible Auction Rate Securities from us.

Furthermore, pursuant to the terms of the Offer and related settlement, we are eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. In the event UBS becomes insolvent, secured creditors of UBS may be able to attach their secured interests to our “no net cost” loans. We have not yet entered into any loan arrangement with UBS.

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

Property, product liability, directors’ and officers’ and general liability insurance represent significant costs to us. Since the events of September 11, 2001, and due to recent concerns over corporate governance in the United States, corporate accounting scandals and product liability lawsuits related to pharmaceuticals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could have a material adverse effect on our results of operations and cash flows. There can be no assurance that we will be able to maintain our existing insurance policies or obtain new policies in meaningful amounts or at a reasonable cost. Any failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of December 31, 2008, goodwill and other intangibles comprised approximately 20% of our total assets and 34% of our stockholders’ equity. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. During the year ended December 31, 2008, as a result of our decision to discontinue the development of Rapinyl™, we recorded an impairment charge of $8.1 million related to the remaining unamortized portion of our Rapinyl™ intangible asset. During the year ended December 31, 2007, as a result of the continued lack of commercial success of SyneraTM, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset. During the year ended December 31, 2006, we recorded impairment charges of $31.3 million related to certain intangible assets for SyneraTM and DepoDur®.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. Accordingly, one cannot predict our quarterly financial results based on our full-year financial guidance. We cannot predict with certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our operating results may fluctuate due to various factors including those set forth above. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance. For example, our 2009 guidance is based upon our assumptions that our sales of Opana® and Opana® ER and Voltaren® Gel will grow over the course of the year, but there can be no assurance that sales of these products will grow at the rates anticipated, or at all.

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. Within the last 12 months through December 31, 2008, our stock has traded between $13.87 and $28.48 per share. The following factors, in addition to other risk factors described in this section, may cause the market price of our common stock to change:

•	FDA approval or disapproval of any of the drug applications we have submitted;

•	the success or failure of our clinical trials;

•	new data or new analyses of older data that raises potential safety or effectiveness issues concerning our approved products;

•	competitors announcing technological innovations or new commercial products;

•	introduction of generic substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products, including Lidoderm®;

•	developments concerning our or others’ proprietary rights, including patents;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the United States and foreign countries, or announcements relating to these matters;

•	period-to-period fluctuations in our financial results;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•	litigation; and

•	economic and other external factors, including disasters and other crises.

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

Of the 5,207,735 shares that may be issued upon the exercise of options or vesting of restricted stock units outstanding as of December 31, 2008, 2,579,695 were vested, exercisable and eligible for sale.

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

Recently enacted and any future changes to the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 in the United States, will cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. The new laws and regulations make it more expensive for us under indemnities provided by us to our officers and directors and may make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, or as executive officers. We may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services—all of which could cause our general and administrative costs to increase beyond what we currently have planned.

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

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies. The results of these studies or trials, when published, may have a dramatic effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies—or clinical trials related to our products or the therapeutic areas in which our products compete—could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, on September 27, 2007, Congress enacted requirements that the results of studies and clinical trials be provided by the investigator to the National Institutes of Health (NIH) for inclusion in a publicly-available database registry of clinical trials. There is an exception for clinical research performed on behalf of a sponsor who has not yet submitted an NDA in connection with the drug being studied, however, it is unclear what impact the potential publication of clinical research data for our products will have.

Actions that may be taken by significant stockholders may divert the time and attention of our board of directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. In August 2007, affiliates of D.E. Shaw & Co., L.P., which collectively currently beneficially own approximately 13.2 million shares of our outstanding common stock, sent letters to our Board of Directors suggesting, among other things, that the Company begin a process of evaluating strategic alternatives and explore a recapitalization. In April 2008, we reached an agreement with the D. E. Shaw group, pursuant to which Endo’s Board of Directors nominated William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. Mr. Spengler is an independent unaffiliated person who was recommended by D.E. Shaw to our Board of Directors. The D. E. Shaw group agreed to vote all of its shares in favor of the election of each of the Board’s nominees at our 2008 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, the Company stockholders elected Mr. Spengler as a director of the Company. As a condition to the agreement, the D. E. Shaw group has agreed not to solicit proxies from the Company’s stockholders in connection with the election of directors or other matters until and, subject to certain other agreements, through the Company’s 2009 Annual Meeting of Stockholders.

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

Chadds Ford, Pennsylvania

Painters’ Crossing One Associates, L.P. Lease Agreement. On May 5, 2000, we entered into a ten-year lease with Painters’ Crossing One Associates, L.P. pursuant to which Painters’ Crossing leases to us an office comprised of approximately 47,756 square feet located on the campus of our corporate headquarters in Chadds Ford, Pennsylvania. By amendment dated February 26, 2001, this lease commenced on August 1, 2001 and will end on July 31, 2011. During the term of the lease, the annual rent is a fixed amount paid in equal monthly installments that increase after the first five years of the lease.

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

Painters’ Crossing Three Associates, L.P. Lease Agreement. On January 19, 2007, we entered into a ten-year lease with Painters’ Crossing Three Associates, L.P. pursuant to which Painters’ Crossing leases to us an office building of approximately 48,600 square feet located on the campus of our corporate headquarters in Chadds Ford, Pennsylvania. This lease commenced on April 1, 2008 and will end on March 31, 2018. During the term of the lease, the annual rent is a fixed amount paid in equal monthly installments that increase after the first five years of the lease.

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

Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc., our recently acquired majority-owned subsidiary, leases its corporate headquarters comprised of approximately 53,200 square feet located in Lexington, Massachusetts under two leasing agreements with total annual base rent of approximately $1.3 million. The initial terms for these leases expire in 2010 and 2012. Indevus also leases two facilities in Cranbury, New Jersey consisting of a total of approximately 51,000 square feet with total annual base rent of approximately $1.3 million. The initial terms of these leases expire in 2015.

Item 3.	Legal Proceedings

The disclosures under Note 15. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated in this Part I, Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “ENDP”. The following table sets forth the quarterly high and low share price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

	Endo Common Stock
	High	Low
Year Ending December 31, 2008
1st Quarter	$28.48	$22.62
2nd Quarter	$26.56	$23.60
3rd Quarter	$25.47	$19.46
4th Quarter	$25.99	$13.87
Year Ending December 31, 2007
1st Quarter	$32.63	$26.91
2nd Quarter	$35.85	$28.94
3rd Quarter	$35.20	$28.86
4th Quarter	$30.90	$26.04

Holders. As of February 20, 2009, we estimate that there were approximately 77 record holders of our common stock.

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

Performance Graph. The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock with that of the cumulative total stockholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2003 and ending December 31, 2008. The graph assumes $100 invested on December 31, 2003 in the Company’s common stock and in each of the comparative indices. Our historic stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2003	2004	2005	2006	2007	2008
Endo Pharmaceuticals Holdings Inc.	$100.00	$108.52	$156.30	$142.46	$137.76	$133.68
NASDAQ Composite Index	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
NASDAQ Pharmaceutical Index	$100.00	$110.22	$111.87	$114.89	$106.37	$97.32

Recent sales of unregistered securities; Use of proceeds from registered securities. During the fourth quarter of 2008, the Company did not sell any unregistered securities.

Purchase of equity securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo Pharmaceuticals Holdings Inc. common stock by the Company during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2008 to October 31, 2008	548,500	$20.25	548,500	$325,184,018
November 1, 2008 to November 30, 2008	—	—	—	$325,184,018
December 1, 2008 to December 31, 2008	—	—	—	$325,184,018

Total	548,500	$20.25	548,500	$325,184,018

(1)	In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise, as determined by Endo. In April 2008 we entered into a privately-negotiated $325.0 million accelerated repurchase agreement as part of the broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. During the three months ended December 31, 2008, we purchased approximately 0.5 million shares of our common stock on the open market for a total purchase price of approximately $11.1 million. During the year ended December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million. This column discloses the number of shares purchased pursuant to the Board’s authorization.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,260,536	$1,085,608	$909,659	$820,164	$615,100
Cost and Expenses:
Cost of sales	267,235	217,369	208,889	192,296	143,964
Selling, general and administrative	488,063	411,869	346,303	217,267	183,692
Research and development	110,211	138,255	86,629	91,837	54,709
Loss on disposal of other intangible	—	—	—	—	3,800
Impairment of other intangible assets	8,083	889	31,263	5,515	—
Purchased in-process research and development	(530)	—	26,046	—	—

Operating income	387,474	317,226	210,529	313,249	228,935
Interest expense	8,354	117	1,384	1,744	1,255
Interest and other income, net	(23,080)	(36,141)	(24,589)	(12,739)	(3,416)

Income before income tax	402,200	353,250	233,734	324,244	231,096
Income tax	140,459	125,810	95,895	121,949	87,787

Net income	$261,741	$227,440	$137,839	$202,295	$143,309

Basic and Diluted Net Income Per Share:
Basic	$2.12	$1.70	$1.03	$1.53	$1.09
Diluted	$2.12	$1.69	$1.03	$1.52	$1.08
Shares Used to Compute Basic Net Income Per Share	123,248	133,903	133,178	132,242	131,805
Shares Used to Compute Diluted Net Income Per Share	123,720	134,525	133,911	133,289	132,718
Cash dividends declared per share	—	—	—	—	—

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$775,693	$350,325	$628,085	$500,956	$278,034
Working capital	797,221	668,489	697,915	483,872	294,329
Total assets	1,956,631	1,702,638	1,396,689	1,371,678	947,491
Long-term debt	371,695	—	—	—	—
Other long-term obligations, including capitalized leases	70,729	13,390	17,602	18,795	18,293
Stockholders’ equity	$1,127,734	$1,292,290	$1,040,988	$843,370	$655,950
Other Financial Data:
Net cash provided by operating activities	$356,602	$365,742	$345,334	$284,644	$170,545
Net cash provided by (used in) investing activities	178,832	(614,528)	(66,449)	(26,684)	(107,824)
Net cash used in financing activities	$(110,066)	$(28,974)	$(151,756)	$(35,038)	$(14,260)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates at Endo. This discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 1 of this Report.

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals, which we refer to as “Endo”, “we”, “us” or the “Company”, is a specialty pharmaceutical company with market leadership in pain management. We are engaged in the research, development, sale and marketing of branded and generic prescription pharmaceuticals used primarily to treat and manage pain. Through a dedicated sales force of approximately 725 sales representatives in the United States and through a contracted field force of approximately 275 sales representatives and other sales management positions, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

We have a portfolio of branded products that includes brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®,, Frova®, and Voltaren® Gel. Branded products comprised approximately 93% of our net sales in 2008, with 61% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 7% of net sales in 2008, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

We have recently acquired Indevus Pharmaceuticals, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Indevus’s approved products include Sanctura® and Sanctura XRTM for overactive bladder (“OAB”), which is co-promoted with Allergan, Inc. (“Allergan”), Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (“CPP”), Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. Indevus also has a core urology and endocrinology portfolio containing multiple compounds in development including Nebido® for hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and the octreotide implant for acromegaly and carcinoid syndrome.

2008—A Year in Review

We believe that the Company’s 2008 results reflect the Company’s ability to operate in a competitive environment through execution of its business strategy. Significant items affecting the results of our 2008 operations include:

•	The continued growth in net sales of our branded product portfolio;

•

An in-depth review of research and development (R&D) activities, including an analysis of R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product;

•	A focus on operations to assess our core competencies and cost infrastructure, resulting in improved effectiveness of our business operations and a reduction in certain operating expenses; and

•	The balanced deployment of cash for investment in business development initiatives, strengthening of our capital structure and stock repurchases.

Net sales for the year ended December 31, 2008 were $1.26 billion, a 16% increase over 2007, with net income in 2008 of $261.7 million, or $2.12 per diluted share, as compared to 2007 net income of $227.4 million or $1.69 per diluted share. The increase in sales was primarily due to the continued growth of Lidoderm®, Opana® ER and Opana®, and the launch of Voltaren® Gel in March of 2008. The increase in net income is primarily attributable to increased sales growth and favorability in research and development expense as upfront and milestone payment to partners decreased year-over-year.

Working capital as of December 31, 2008 improved to $797.2 million due to cash generated from operating activities of $356.6 million, offset by certain cash outlays for licensing and other investments totaling $105.0 million, treasury share repurchases totaling approximately $111.0 million and capital expenditures of $17.4 million. See “Working Capital” below.

Strategic Focus

Our business strategy is to maximize the future growth of the Company and to strengthen our position as a leading specialty pharmaceutical company by delivering innovative, commercially viable products and technologies to meet unmet medical needs in our existing therapeutic and complementary areas. Execution of our strategy will incorporate the following key elements:

•	Developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities;

•	Expanding the Company’s product line by acquiring new products and technologies in existing therapeutic and complementary areas;

•	Increasing revenues and earnings through sales and marketing programs for our innovative product offerings and effectively using the Company’s resources; and

•	Providing additional resources to support our generics business.

We believe that successful execution of our business strategy will enhance shareholder value.

During 2008, we completed a review of operations to assess our core competencies, cost infrastructure and growth opportunities. As a result of this review, we are pursuing several initiatives to improve the effectiveness of our business operations, reduce expenses and create additional long-term value for our customers and stockholders. In addition to implementing selective personnel reductions, we have decided to change our business structure and reduce our utilization of outside consultants to create a more effective operating model relative to our historical operating model.

The Company is working to implement this new strategy through the following initiatives:

Refocused sales and marketing programs:

We recently reorganized our commercial group and sales territories to increase the operating efficiency and effectiveness of the Company’s sales teams. This reorganization is intended to make the Company’s sales representatives more responsive to our customers and better able to allocate time to physicians who may require additional information about the Company’s products, particularly Lidoderm®, Opana® ER and Opana® , Voltaren® Gel and Frova®.

New research and development priorities:

Subsequent to the appointment of Dr. Ivan Gergel as executive vice president of research and development in 2008, the Company conducted an in-depth review of its research and development activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, the Company decided to discontinue development of EN3267, Rapinyl ™, the sub-lingual, fast-dissolving tablet of fentanyl intended for treatment of breakthrough cancer pain, and EN3269, topical ketoprofen patch, being studied for the treatment of acute pain associated with soft-tissue injuries. In January 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc. to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. Further, in February 2009, the Company decided to discontinue all development activities related to EN3285, an oral rinse being studied for the prevention or delay of oral mucositis (OM) and EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain.

The Company also decided to expand its medicinal chemistry, project management and biostatistics competencies to help it conduct preclinical research and more efficiently manage the clinical development of new product candidates by contract research organizations.

Investment in new therapeutic areas:

We believe Endo’s pain management products, strong revenue base and sales teams represent strategic assets that can be leveraged to expand the Company’s pharmaceutical business beyond the treatment of pain. We are identifying complementary medical specialties where demographic, healthcare and reimbursement trends favor the consideration of new products to address unmet medical needs, such as certain pelvic diseases that are treated by urologists, endocrinologists and oncologists.

This strategy underlies our recent acquisition of Indevus Pharmaceuticals. Indevus currently markets products to treat overactive bladder, prostate cancer, hypogonadism and central precocious puberty and is pursuing regulatory approval of drugs to treat hypogonadism and acromegaly. The combined company will market products through three sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology. We believe this acquisition will make Endo a stronger competitor, a more valuable healthcare supplier and a more successful company.

Endo intends to pursue other strategic acquisitions that support the growth of the Company’s pain management business and its expansion into other therapeutic specialties, while continuing to make strategic decisions to support and grow our generics business.

Indevus Acquisition

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). Indevus was advised by the depositary for the Offer that, as of the expiration of the Offer, a total of approximately 61.4 million Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77.972% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276.1 million in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer. Additionally, the Purchaser placed $175 million in escrow until December 2009 to fund the potential Nebido Contingent Cash Agreement.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. Indevus was advised by the depositary for the Offer that, as of the expiration of the subsequent offering period, an additional 2,238,757 Shares were validly tendered and not withdrawn, which together with the 61,358,944 Shares previously tendered represents approximately 80% of the Shares outstanding.

The offering period has been extended until March 13, 2009 in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission. The same Offer Price per Share offered in the initial offering period of the Offer will be paid during the subsequent offering period. Purchaser will immediately accept for payment all Shares validly tendered during this subsequent offering period, and payment will be made promptly after acceptance, in accordance with the terms of the Offer. Procedures for tendering Shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) Shares cannot be delivered by the guaranteed delivery procedure, and (2) pursuant to Rule 14d-7(a)(2) promulgated under the Securities Exchange Act of 1934, as amended, Shares tendered during the subsequent offering period may not be withdrawn. Indevus supports the Purchaser’s decision to pursue the subsequent offering period.

The $286.2 million in initial cash consideration paid and payable to holders of Shares tendered during the initial and subsequent offer period has been, and any cash payable to holders of Shares tendered during the additional subsequent offering period and for Shares to be converted into the right to receive the Offer Price upon the merger of Purchaser with and into Indevus pursuant to the Merger Agreement, whereby Indevus will become a wholly owned subsidiary of Parent (the “Merger”), has been and will be provided by cash on hand at Parent and its subsidiaries.

Indevus currently markets products to treat overactive bladder, prostate cancer, hypogonadism and central precocious puberty and is pursuing regulatory approval of additional drugs to treat hypogonadism and acromegaly. Indevus’s approved products include Sanctura® and Sanctura XR TM for overactive bladder, Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty, Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. The core urology and endocrinology portfolio of Indevus also contains multiple compounds in development in addition to its approved products. Indevus’s most advanced compounds are Nebido® for hypogonadism, Pro 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and cardinoid syndrome, and pagoclone for the treatment of stuttering.

Business Environment

The Company conducts its business within the pharmaceutical industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance at our third-party manufacturing operations, and research and development of new products. To successfully compete for business in the health care industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the Company’s products compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, the Company can lose a major portion of that product’s sales in a short period of time. Intellectual property rights have increasingly come under attack in the current healthcare environment. Generic drug firms have filed

Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of certain of the Company’s key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in ANDA filings, the generic firms will then introduce generic versions of the product at issue, resulting in the potential for substantial market share and revenue losses for that product. For a complete description of legal proceedings, see Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The health care industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on the Company’s sales. The U.S. Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on the Company as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls.

The growth of Managed Care Organizations (MCOs) in the U.S. has increased competition in the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in MCO formularies and the Company generally has been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

Changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, as a result of the current global economic downturn may impact the Company’s business.

Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. Shifting or adding manufacturing capacity can be a lengthy process that could require significant expenditures and regulatory approvals. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical need.

Pipeline Developments

Significant activities related to our product pipeline are as follows:

As part of our continuing strategic review of projects and programs, in February 2009, we decided to discontinue development activities related to EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006 and EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain. EN3270 was licensed from Durect Corporation in March 2005. We will return to Durect all development rights to its transdermal sufentanil patch.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer. Endo has agreed to provide discovery research funding of approximately $3.0 million over the first three years of the Aurigene Agreement. Endo will be responsible for all clinical development and commercialization of drug candidates that advance into human testing. We also may be required to make additional clinical, regulatory and approval milestones of up to $29.8 million and commercial milestone payments of up to an additional $32.5 million based on cumulative net sales of products commercialized under the Aurigene Agreement. The Aurigene Agreement includes an initial three-year discovery research program, which may be terminated by Endo at our sole discretion upon 60 days’ prior written notice without penalty. The Aurigene Agreement will expire in its entirety if Endo does not select any development product candidates by the end of the discovery research program or upon satisfaction and/or expiration of Endo’s obligations to make the milestone payments. Subsequent to the initial discovery research program, Endo may terminate the Aurigene Agreement at our sole discretion upon 30 days’ prior written notice without penalty.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain. Under the terms of the Grünenthal Agreement, Endo will pay Grünenthal approximately 22.4 million euros up-front, and possibly additional clinical, regulatory and approval milestones of up to an additional 21.7 million euros and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

On January 29, 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc. to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. The product, Staccato®fentanyl (AZ-003/EN-3284), has completed Phase I clinical testing and will be returned to Alexza. In 2007, Endo licensed exclusive rights to develop and commercialize AZ-003 in North America.

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons. Endo will be responsible for development and commercialization of any drug candidates discovered under the Harvard Agreement. Under the terms of the Harvard Agreement, we made an upfront payment of $2.0 million and may pay up to an additional $16.5 million in clinical, regulatory and approval milestones. In addition, we agreed to provide research funding with respect to these products of approximately $2.0 million over the three-year life of the sponsored research agreement. Harvard will also receive payments from Endo based on a percentage of Endo’s annual net sales of licensed products commercialized under the Harvard Agreement. Endo may terminate the Harvard Agreement upon 60 days’ prior written notice without penalty.

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

Branded Business Activity

In May 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (Ventiv), (referred to as the Ventiv Agreement) pursuant to which Ventiv will provide certain sales and marketing services, namely the promotion of Voltaren® Gel and other Endo products. The Ventiv Agreement will expire on June 30, 2010 unless earlier terminated in accordance with its terms. In January 2009, we agreed to certain changes to the Ventiv Agreement allowing for modifications to certain provisions, including the modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon 60 days’ written prior notice.

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

In March 2008, the Company commercialized Voltaren® Gel, initially using one of its two specialty sales forces, consisting of 160 representatives, prior to executing a full physician launch in late May with an additional 275 contract sales representatives targeting primary care physicians who treat patients with osteoarthritis.

In March 2008, the U.S. Food and Drug Administration approved three new dosage strengths of Opana® ER (oxymorphone HCl) extended-release tablets CII. The new strengths, 7.5 mg, 15 mg, and 30 mg, became available on April 1, 2008 and joined previously approved Opana® ER dosage strengths of 5 mg, 10 mg, 20 mg, and 40 mg.

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

Change in Executives and Directors

On February 26, 2009, the Company announced the appointment of William P. Montague to the Company’s board of directors. Mr. Montague, 62, who was chief executive officer and a director of Mark IV Industries, retired in July 2008 . Mark IV is a diversified, global manufacturer of highly-engineered systems and components for the transportation, industrial and automotive markets. He joined Mark IV Industries in April 1972 as treasurer and controller, became chief financial officer in 1986 and was named president in 1996. Mr. Montague is also a director of Gibraltar Industries, Inc., a NASDAQ-listed company that is a leading manufacturer, processor and distributor of products for the building, industrial, and vehicular markets. His appointment brings the number of Endo board members to eight. Mr. Montague will serve as a member of the audit committee of Endo’s board.

On November 28, 2008, George F. Horner, III notified the Company of his intention to resign as a director of the Company so he may more actively pursue other business opportunities. Mr. Horner’s resignation was effective on January 1, 2009.

On September 2, 2008, the Company announced the resignation of Executive Vice President and Chief Financial Officer, Charles A. Rowland, Jr. The Company has engaged an executive search firm to assist in the search for a new chief financial officer.

In July 2008, Joyce N. LaViscount elected to pursue an operational role as the Company’s Vice President, Sales Operations and resigned her position as the Company’s Chief Accounting Officer, effective August 1, 2008. Ms. LaViscount’s employment contract has been amended accordingly. In connection with this change, the Company decided to eliminate the Chief Accounting Officer position and Edward J. Sweeney assumed the responsibilities as the Principal Accounting Officer of the Company. Mr. Sweeney is Vice President, Controller and joined the Company in March 2004 as Director, Financial Reporting and was named Vice President, Controller in June 2007.

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

In April 2008, we reached an agreement with the D. E. Shaw group, pursuant to which Endo’s Board of Directors nominated William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. Mr. Spengler is an independent unaffiliated person who was recommended by D.E. Show to our Board of Directors. The D. E. Shaw group, which owns approximately 13.2 million shares of the Company’s common stock, agreed to vote all of its shares in favor of the election of each of the Board’s nominees at our 2008 Annual Meeting of Stockholders. The Board of Directors increased to eight members, effective June 26, 2008. As a condition to the agreement, the D. E. Shaw group has agreed not to solicit proxies from the Company’s stockholders in connection with the election of directors or other matters until and, subject to certain other agreements, through the Company’s 2009 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, the Company stockholders elected Mr. Spengler a director of the Company. Mr. Spengler also serves on the Audit Committee and Compensation Committee of the Board of Directors of the Company.

In April 2008, Ivan Gergel, M.D. was hired as Executive Vice President, Research & Development. Dr. Gergel has responsibility for all of the Company’s research and development activities, including direct supervision of clinical research, pre-clinical R&D, medical affairs, marketed product development support, regulatory affairs, project management and drug safety and surveillance. In connection with Dr. Gergel’s appointment as Executive Vice President, Research & Development of the Company, he entered into an executive employment agreement, effective as of April 29, 2008.

In March 2008, we announced the appointment of David P. Holveck to the position of President and Chief Executive Officer of the Registrant and its wholly owned subsidiary, Endo Pharmaceuticals Inc., effective April 1, 2008. Mr. Holveck was appointed to the Board of Directors effective March 25, 2008. In connection with Mr. Holveck’s appointment as President and Chief Executive Officer of the Company, he entered into an executive employment agreement, effective as of April 1, 2008.

In January 2008, Peter A. Lankau resigned as President and Chief Executive Officer of the Company effective March 1, 2008. Mr. Lankau also resigned from the Company’s board of directors effective January 28, 2008.

RESULTS OF OPERATIONS

The Company reported net income for 2008 of $261.7 million or $2.12 per diluted share on total net sales of $1.26 billion compared with net income of $227.4 million or $1.69 per diluted share on total net sales of $1.09 billion for 2007.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales

Net sales for the year ended December 31, 2008 increased 16% to $1.26 billion from $1.09 billion in the comparable 2007 period. This increase in net sales is primarily driven by increased sales of Lidoderm® as well as increased net sales of Opana® ER and Opana®, and Voltaren® Gel which launched in March of 2008. For the year-ended December 31, 2008, increased sales volume contributed 15% of the total net sales growth of 16%, while price increases contributed the remaining 1% of the total net sales growth.

The following table displays our net sales by product category and as a percentage of total net sales for the year ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31
	2008		2007
	$	%	$	%
Lidoderm®	765,097	61	705,587	65
Opana® ER and Opana®	180,429	14	107,143	10
Percocet®	129,966	10	121,742	11
Frova®	58,017	5	52,437	5
Voltaren® Gel	23,791	2	—	—
Other brands	10,904	1	11,065	1

Total brands	1,168,204	93	997,974	92
Total generics	92,332	7	87,634	8

Total net sales	1,260,536	100	1,085,608	100

Lidoderm®. Net sales of Lidoderm® for the year ended December 31, 2008 increased by $59.5 million or 8%, to $765.1 million from $705.6 million in the comparable 2007 period. The increase is primarily attributable to continued prescription growth of the product. We believe the continued growth of Lidoderm® is driven by the product’s proven clinical effectiveness combined with our continued promotional activities positioning Lidoderm® as the only prescription analgesic patch specifically designed to effectively relieve the localized pain of post-herpetic neuralgia (PHN) with low risk of systemic side effects and drug to drug interactions. We believe we also are benefiting from our educational programs designed to improve our target audience’s understanding regarding the localized pain of PHN. In addition, our managed care efforts are focused on Medicare Part D, which consists predominately of elderly patients who are at greater risk for PHN. Medicare Part D has also served to raise overall awareness among formulary decision-maker resulting in an ongoing assessment of how best to secure access for patients. As expected, we recognize that the growth of this product is beginning to slow as it matures and competition in the topical pain market increases.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the year ended December 31, 2008 increased by 68% or $73.3 million to $180.4 million from $107.1 million in the comparable 2007 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our expanded sales force and our contracting strategy. In addition, net sales of Opana® ER and Opana® for the year ended December 31, 2007 includes $13.8 million of deferred revenue recognized during the first quarter of 2007 for commercial shipments made to customers during 2006.

Percocet®. Net sales of Percocet® for the year ended December 31, 2008 increased by $8.3 million or 7%, to $130.0 million from $121.7 million in the comparable 2007 period. This increase is primarily attributable to improved pricing during the year ended December 31, 2008.

Frova®. Net sales of Frova® for the year ended December 31, 2008 increased by $5.6 million or 11%, to $58.0 million from $52.4 million in the comparable 2007 period. The growth in net sales is primarily attributable to continued prescription growth of the product, as we continue to drive our promotional efforts through our sales force.

Voltaren® Gel. Net sales of Voltaren® Gel for the year ended December 31, 2008 were $23.8 million. The Company launched Voltaren® Gel in March 2008.

Generics. Net sales of our generic products for the year ended December 31, 2008 increased by $4.7 million or 5%, to $92.3 million from $87.6 million in the comparable 2007 period. Generic competition with all of our products may have a material impact on our results of operations and cash flows in the future.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2008 and 2007:

	December 31,
	2008	% of net sales	2007	% of net sales
	(in thousands)
Cost of sales	$267,235	21%	$217,369	20%
Selling, general and administrative	488,063	38%	411,869	38%
Research and development	110,211	9%	138,255	13%
Impairment of other intangible assets	8,083	1%	889	—%
Purchased in-process research and development	(530)	—%	—	—%

Total costs and expenses	$873,062	69%	$768,382	71%

Costs of Sales and Gross Margin. Costs of sales for the year ended December 31, 2008 increased by $49.8 million or 23%, to $267.2 million from $217.4 million in the comparable 2007 period. Cost of sales as a percent of net sales was 21% for the year ended December 31, 2008 compared with 20% during the year ended December 31, 2007. The increase in costs of sales is primarily due to a $25.9 million increase in intangible asset amortization expense related to commercial products and the increase in net sales volume. In 2008, the Company’s intangible assets included additions totaling $175.7 million, $46.7 million of which resulted from the settlement of our note receivable with Vernalis, and the remaining $129.0 million resulting from our licensing arrangement with Novartis AG for Voltaren® Gel. The increase in cost of sales as a percentage of net sales is primarily due to the increased amortization as mentioned above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 increased by 18% to $488.1 million from $411.9 million in the comparable 2007 period. This increase is primarily due to an increase in sales and promotional efforts in 2008 over the comparable 2007 periods due to our continued investment in our commercial business and our infrastructure to support our key on-market products and pipeline. Selling, general and administrative expenses in 2008 include the impact of the continuing investments in infrastructure to support Endo’s long-term growth, including the addition of approximately 100 sales representatives during the second half of 2007, as well as the addition during 2008 of 275 contract sales representatives for the launch of Voltaren® Gel. In addition, during the year ended December 31, 2008, we recognized $10.5 million in separation benefits provided to former employees. These increases have been partially offset by cost reduction initiatives and headcount reduction completed in July 2008. Selling, general and administrative expenses in 2007 include the full year impact of the expansion of the sales force that occurred in the second half of 2006, combined with continuing investments in infrastructure to support Endo’s long-term growth and the continued launch expenses of Opana® ER and Opana®.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2008 decreased by 20% to $110.2 million from $138.3 million in the comparable 2007 period. Research and development expense reflects the Company’s ongoing commitment to clinical research as well as the impact of the Company’s external collaborations. The reduction in expense for the year ended December 31, 2008 when compared to the same period in 2007 is primarily attributable to a reduction in upfront and milestone payments from $34.9 million in 2007 to $8.9 million in 2008.

Impairment of Other Intangible Assets. During the year ended December 31, 2008, as a result of our decision to discontinue the development of RapinylTM we recorded an impairment charge in the amount of $8.1 million to write-off the remaining balance of our RapinylTM intangible asset. During the year ended December 31, 2007, as a result of the continued lack of commercial success of Synera™, we recorded an impairment charge of $0.9 million related to the remaining unamortized portion of our ZARS intangible asset.

Purchased In-Process Research and Development. Purchased in-process research and development in 2008 reflects the reversal of a contingent payment liability originally recorded upon the acquisition of RxKinetix in 2006.

Interest Expense

Interest expense for the year ended December 31, 2008 was $8.4 million compared with $0.1 million for the comparable period in 2007. This increase is primarily attributable to the interest expense on our 1.75% Convertible Senior Subordinated Notes issued in April 2008 and the recognition of interest expense during 2008 representing accretion of our minimum royalty guarantee payable to Novartis AG, related to Voltaren® Gel .

Interest and Other Income, net

The components of interest and other income, net at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Interest income	$(24,833)	$(35,543)
Other-than-temporary impairment of auction-rate securities	26,417	—
Unrealized losses on trading securities	4,225	—
Gain on Auction-Rate Securities Rights	(27,321)	—
Other	(1,568)	(598)

Interest and other income, net	$(23,080)	$(36,141)

Interest and other income, net for the year ended December 31, 2008, decreased by 36% to $23.1 million from $36.1 million in the comparable 2007 period. During the fourth quarter of 2008, upon accepting the auction-rate securities rights from UBS, the Company determined that the decline in fair value on certain of our auction-rate securities was other-than temporary and we recorded in interest and other income, net a $26.4 million other-than-temporary impairment charge to earnings. In addition, the Company made a one-time election to transfer these securities out of the available-for-sale category and into the trading category. As such, the decline in the fair value of these securities subsequent to the transfer, which amounted to $4.2 million, has been charged to earnings and included in interest and other income, net. The impairment charge and additional declines in fair value were partially offset by a $27.3 million gain recorded in the fourth quarter of 2008 resulting from the recognition of a freestanding financial instrument which arose from our auction-rate securities rights from UBS. The remaining decrease in interest and other income, net is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. During 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and yields on these securities have decreased significantly from the yields experienced in 2007. In March 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. As a result, yields on our interest-bearing accounts have generally been lower than yields earned on the same or similar investments during the comparable periods of 2007.

Income Tax

Income tax expense for the year ended December 31, 2008 increased by 12% to $140.5 million from $125.8 million in the comparable 2007 period. The increase in income tax expense is primarily a result of the increase in income before income tax for the year ended December 31, 2008 compared to the comparable period in 2007. The impact of the increase in income before income tax is partially offset by a reduction in our effective tax rate. Our effective tax rate for the year ended December 31, 2008 decreased to 34.9% from 35.6% in the comparable period of 2007. The decrease in the effective income tax rate is primarily the result of a reversal of certain of the

Company’s unrecognized tax benefits, net of deferred federal and state benefits, for the settlement of various tax issues and adjustments for prior year tax provision and return differences, which are partially offset by an increase in the effective tax rate due to lower tax-exempt interest.

2009 Outlook

We estimate that our 2009 net sales will be between $1.390 billion and $1.440 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Opana® ER and Opana® and Voltaren® Gel and our recent acquisition of Indevus Pharmaceuticals Inc. Cost of sales as a percent of net sales are expected to increase when compared to 2008. Although higher-margin branded products should continue to represent a higher proportion of total revenue, this increase is expected due to continued expansion of our contracting with managed care organizations, a full year of amortization expense on the Voltaren® Gel intangible asset, additional amortization expense related to the acquisition of Indevus and the impact of a full year of royalties on the 2009 net sales of Opana® ER. Selling, general and administrative expenses are expected to increase as we continue to provide promotional support behind our key on-market products, including those being acquired as part of our acquisition of Indevus. R&D expenses are expected to increase as we invest in clinical development programs in support of our recently announced third party collaboration agreements as well as the further advancement of the development products being acquired from Indevus. The increase in operating expenses is expected to be partially offset by the continued rationalization of our cost infrastructure. Of course, there can be no assurance that the Company will achieve these results.

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

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2007 and 2006:

	December 31,
	2007	% of net sales	2006	% of net sales
	(in thousands)
Cost of sales	$217,369	20.0%	$208,889	23.0%
Selling, general and administrative	411,869	37.9%	346,303	38.1%
Research and development	138,255	12.7%	86,629	9.5%
Impairment of other intangible assets	889	0.1%	31,263	3.4%
Purchased in-process research and development	—	—	26,046	2.9%

Total costs and expenses	$768,382	70.7%	$699,130	76.9%

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

Interest and Other Income, Net

Interest and other income, net for the year ended December 31, 2007 increased by 47% to $36.1 million from $24.6 million in the comparable 2006 period. This change is due to the increased interest income earned as a result of a higher average cash balance throughout 2007 compared to 2006 and as a result of holding investments in marketable securities which had a higher rate of return as compared to our other investment vehicles utilized in 2006. During the second quarter of 2007, the Company began investing in marketable securities.

Interest Expense

Interest expense for the year ended December 31, 2007 was $0.1 million compared with $1.4 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to the year-over-year reduction of assets accounted for under capital leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures, and debt service payments. The Company continues to maintain sufficient levels of working capital, which was approximately $797.2 million at December 31, 2008. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $782.2 million at December 31, 2008 compared to $663.7 million and $628.1 million at December 31, 2007 and 2006, respectively. Cash and cash equivalents at December 31, 2008, December 31, 2007, and December 31, 2006 primarily consisted of bank deposits, time deposits and money market funds.

In 2009, we expect cash generated from operations together with our cash, cash equivalents and current marketable securities and cash acquired from Indevus to be sufficient to cover cash needs for working capital and general corporate purposes, our acquisition of Indevus, which includes the payment during 2009 of approximately $370 million, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on Indevus debt of approximately $176.9 million assumed by the Company, $71.9 million of which is payable in 2009, and regulatory or sales milestones that may become due. We expect that sales of our currently marketed products to allow us to continue to generate positive cash flow from operations. In February 2009, concurrent with the completion of our initial tender offer for Indevus, we placed $175 million in escrow until December 2009 to fund the potential Nebido Contingent Cash Agreement.

Beyond 2009, we expect cash generated from operations together with our cash, cash equivalents and marketable securities and cash acquired as part of the Indevus acquisition to continue to be sufficient to cover cash needs for working capital and general corporate purposes, acquisition of other businesses, including the potential payments of approximately $267 million in contingent cash consideration payments related to our acquisition of Indevus, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on the remaining $105.0 million of Indevus debt assumed by the Company, certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including a principal payment of $379.5 million at maturity in 2015. We expect that sales of our currently marketed products will allow us to continue to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. If any of the above adversely affect our future cash flows, we may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Pursuant to our previously announced $750 million share repurchase plan, during 2008, we repurchased approximately 17.7 million shares of our common stock for an aggregate purchase price of approximately $424.8 million. We may, from time to time, seek to repurchase our equity in open market purchases privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in April 2010.

We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties.

Marketable Securities. Recently, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At December 31, 2008, $240.5 million of our marketable securities portfolio was invested in A, AA and AAA rated investments in auction-rate debt securities. The following table summarizes the Company’s carrying value and unrealized (loss) / gain position of its current and long-term marketable securities (in thousands):

	2008		2007
	Carrying Amount	Unrealized (Loss)/Gain	Carrying Amount	Unrealized (Loss)/Gain
Current assets:
Auction-rate securities	$6,500	$—	$194,467	$—
Variable-rate demand obligations	—	—	113,805	—
Municipal Bond	—	—	5,114	—

Long-term assets:
Auction-rate securities	$234,005	$(32,371)	273,477	—
Equity securities	5,199	199	9,862	4,862

	$245,704	$(32,172)	$596,725	$4,862

During the year ended December 31, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities and variable rate demand obligations. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008, prior to when we began to experience failed auctions. During the year ended December 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations. During the same period, we also sold $313.7 million of original par value auction-rate securities and a $5.0 million original par value municipal bond.

During the year ended December 31, 2008 and 2007, equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities were sold in their entirety for cash proceeds totaling $15.2 million. Of the $15.2 million of cash proceeds, $15.0 million was a return of principal with the remaining $0.2 million accounted for as a realized holding gain in both 2008 and 2007.

Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007. Furthermore, the auction-rate securities subject to the auction-rate securities rights, described below, are not eligible for redemption until June 2010. As a result, we have also classified our auction-rate securities rights as long-term in the Consolidated Balance Sheets at December 31, 2008. Auction-rate securities classified as long-term at December 31, 2008 and December 31, 2007 were $234.0 million and $273.5 million, respectively. Since February 2008, when we began to experience failed auctions, and through February 25, 2009, we have divested, without a loss, $89.9 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers.

Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (referred to as the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of December 31, 2008, we had Eligible Auction-Rate Securities with original par value of $254.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

In addition, as part of the UBS Offer, Endo is eligible for “no net cost” loans, should we desire to borrow money prior to the commencement of the exercise period for the Rights. Under the terms of the UBS Offer, Endo may be eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. The loans will become fully payable as soon as UBS receives the proceeds from a purchase of the Eligible Auction-Rate Securities. Our Rights pursuant to the UBS Offer, including the “no net cost” loans are not secured by UBS. As a result, in the event UBS becomes insolvent, secured creditors of UBS may be able to attach their secured interests to our “no net cost” loans. The Company is currently considering its options with respect to the loans.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the impaired securities until their anticipated recovery. Accordingly, we can no longer assert that we have the intent to hold the auction-rate securities until anticipated recovery. As a result, as of November 10, 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million that is included in interest and other income, net in the Consolidated Statements of Operations. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million impairment charge. Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. Subsequent to the transfer into the trading category, the fair value of these securities decreased by an additional $4.2 million which was recorded as a charge to earnings and included in interest and other income, net in the Consolidated Statements of Operations.

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, in November 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in earnings and included in interest and other income, net in the Consolidated Statements of Operations.

On November 10, 2008, we elected the fair value option under SFAS 159 for our auction-rate securities rights. As a result of our SFAS 159 election, the fair value of the auction-rate securities rights will be re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the auction-rate securities rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As described above, as of November 10, 2008 an asset of $25.4 million was recorded for the initial fair value measurement of the auction-rate securities rights with the corresponding gain recognized in earnings. At December 31, 2008, the fair value of our auction-rate securities rights was increased to $27.3 million to reflect the fair value measurement of the auction-rate securities rights at that date. The increase in fair value from November 10, 2008 to December 31, 2008 of $1.9 million was recognized in earnings and included in interest and other income, net in the Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings in accordance with SFAS 159.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp., or MBIA. As of February 25, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Ba1 by Moody’s and BBB by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2008 (in thousands):

	Underlying Credit Rating(1)
	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of December 31, 2008, the yields on our long-term auction-rate securities ranged from 0.32% to 2.5%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2008, the weighted average yield for our long-term auction-rate securities was 1.89%. Total interest earned on our auction-rate securities and variable rate demand obligations during the year ended December 31, 2008 and 2007 was $15.5 million and $11.6 million, respectively. We were not invested in auction-rate securities prior to 2007.

Although our auction-rate securities continue to pay interest according to their stated terms, at December 31, 2008, the fair value of our auction-rate securities, as determined by applying a discount rate adjustment technique, was approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $32.4 million at December 31, 2008, reflecting the change in fair value. As described above, the portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company assesses the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $1.7 million reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value at that time.

Components of the $32.4 million change in fair value are reflected in our consolidated financial statements as follows (in thousands):

Change in fair vale of auction- rate securities
2008
Other-than-temporary impairment of auction-rate securities	$(26,417)
Unrealized holding losses on trading securities	(4,225)

Total included in interest and other income, net	(30,642)

Temporary impairment of auction-rate securities	(1,729)

Total included in other comprehensive income	$(1,729)
Total impairment	$(32,371)

Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

The credit and capital markets have continued to deteriorate in 2009. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

Any of these events could materially affect our results of operations, our financial condition and cash flows. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

Working Capital. Working capital increased to $797.2 million as of December 31, 2008 from $668.5 million as of December 31, 2007. The components of our working capital as of December 31, 2008, December 31, 2007 and December 31, 2006 are below (dollars in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Total current assets	$1,183,694	$1,065,447	$1,036,014
Less: Total current liabilities	386,473	396,958	338,099

Working capital	$797,221	$668,489	$697,915

Working capital increased from 2007 to 2008 primarily as a result of the overall impact of cash flow from operations. This was partially offset by the impact of (1) an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel; (2) a $20 million investment in a privately-held company; (3) capital expenditures of $17.4 million; and (4) treasury stock repurchases in the amount of approximately $111.0 million.

The following table summarizes our statement of cash flows and liquidity (dollars in thousands):

	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$356,602	$365,742	$345,334
Investing activities	178,832	(614,528)	(66,449)
Financing activities	(110,066)	(28,974)	(151,756)

Net increase (decrease) in cash and cash equivalents	425,368	(277,760)	127,129
Cash and cash equivalents, beginning of period	350,325	628,085	500,956

Cash and cash equivalents, end of period	$775,693	$350,325	$628,085
Current ratio	3.1:1	2.7:1	3.1:1
Days sales outstanding	40	45	55

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $356.6 million for the year ended December 31, 2008, a 2% decrease from the comparable 2007 period. Significant components of our operating cash flows for the year ended December 31, 2008 and 2007 are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash Flow Data-Operating Activities:
Net income	$261,741	$227,440	$137,839
Depreciation and amortization	46,445	17,405	17,498
Stock-based compensation	16,934	13,928	32,279
Impairment of long-lived assets	12,680	3,164	31,263
Gain on auction-rate securities rights	(27,321)	—	—
Unrealized loss on trading securities	4,225	—	—
Other-than-temporary impairment of available-for-sale securities	26,417	—	—
Purchased in-process research and development	(530)	—	26,046
Selling, general and administrative expenses funded by Endo Pharma LLC	—	—	21,423
Changes in assets and liabilities which provided cash:	5,598	110,541	69,581
Other, net	10,413	(6,736)	9,405

Net cash provided by operating activities	$356,602	$365,742	$345,334

For the year ended December 31, 2008, significant changes in net cash provided by operating activities from the year ended December 31, 2007 included the following: (1) a $27.0 million decrease in the cash flow impact of accounts receivable as a result of the significant collections during the year ended December 31, 2007 on 2006 sales of our generic oxycodone ER product which we ceased selling as of December 31, 2006; (2) a $32.4 million increase in income tax payments during the twelve months ended December 31, 2008 compared to the same period in 2007 and (3) a $52.8 million net reduction in the favorable cash flow impact of accounts payable and accrued expenses due to the timing of certain cash payments, most notably milestone payments totaling $27.9 million, all of which were accrued as of December 31, 2007 and paid during 2008.

For the year ended December 31, 2007, significant changes in net cash provided by operating activities from December 31, 2006 include an $89.6 million increase in net income and a $41.0 million increase in the operating cash flow impact of the changes in operating assets and liabilities, offset by changes in other items reconciling net income to cash provided by operating activities, including a $41.3 million decrease in the operating cash flow impact related to selling, general and administrative expenses funded by Endo Pharma LLC, a $26.0 million decrease related to the purchased in-process research and development expense as a result of the acquisition of RxKinetix Inc. in October 2006 and a $28.1 million decrease related to the decline in asset impairment charges in 2007 compared to 2006. The increase in the cash flow impact of the changes in operating assets and liabilities is primarily attributable to the following items: (1) an $18.8 million increase in the cash flow impact of accounts receivable as a result of increased cash collection in 2007 and the overall reduction in days sales outstanding, from 55 days in 2006 to 45 days in 2007; (2) a $57.7 million increase in the cash flow impact of accrued expenses primarily due to the decrease in revenue reserves; (3) a $71.4 million decrease in the cash flow impact related to income taxes, due to the receipt of an income tax refund in 2006 as a result of the significant tax deductions generated in 2005 from the exercises of 22.2 million Endo Pharma LLC stock options; and (4) a $21.7 million increase in the cash flow impact of accounts payable largely due to the timing of our payments and growth of our business.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by in investing activities increased to $178.8 million for the year ended December 31, 2008 compared to $614.5 million and $66.4 million used in investing activities for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2008, we collected $3.3 million in principal payments from Vernalis on our note receivable and $447.1 million from the sale of available-for-sale securities. These cash inflows were partially offset by the purchase of $134.2 million of available-for-sale securities, an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel, a $20 million investment in a privately-held company that is focused on the development of an innovative treatment for certain types of cancer, and $17.4 million for capital expenditures. Also during 2008, the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, in March 2008, we paid $15 million in additional contingent purchase price consideration to the former shareholders of RxKinetix.

During the year ended December 31, 2007, purchases of marketable securities classified as available-for-sale, totaled $806.4 million, and sales of marketable securities classified as available-for-sale totaled $214.9 million. Also, during the year ended December 31, 2007, the Company paid $20.0 million for capital expenditures, primarily related to an increased investment in our information technology infrastructure. We also invested an additional $5.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P.( the Fund). In addition, during 2007, we received $2.2 million from the Fund, $2.1 million of which accounted for as a return of capital. During the year ended December 31, 2006, the Company paid $13.2 million for capital expenditures and $32.9 million for the purchase of a license right and $20.4 million for the acquisition of RxKinetix Inc.

Net Cash Used in Financing Activities. Net cash used in financing activities was $110.1 million for the year ended December 31, 2008, $29.0 million and $151.8 million for the years ended December 31, 2007 and 2006, respectively.

In connection with the April 2008 issuance of our 1.75% Convertible Senior Subordinated Notes, we received proceeds of approximately $370.7 million, net of the original purchaser’s discount as well as certain other costs of the offering. Concurrently with the issuance of the Convertible Notes, we entered into a privately-negotiated convertible note hedge transaction with affiliates of the initial purchasers. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. We received approximately $50.4 million in cash proceeds from the sale of these warrants. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million.

During 2007, net cash used in financing activities decreased to $29.0 million for the year ended December 31, 2007 from $151.8 million for the year ended December 31, 2006. The decrease was primarily due to a $38.5 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2007 compared to a $195.8 million payment in 2006 partially offset by a $35.1 million decrease in the cash flow impact related to the excess tax benefits of stock options exercised in 2007 compared to 2006.

Research and Development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

During 2008, the Company completed an in-depth review of its research and development activities that included a thorough analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, we decided to discontinue development of Rapinyl™, the sub-lingual, fast-dissolving tablet of fentanyl intended for treatment of breakthrough cancer pain, and topical ketoprofen patch being studied for the treatment of acute pain associated with soft-tissue injuries. In addition, the Company has recently decided to conclude its research collaboration with Alexza to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. We also decided to discontinue all development activities related to EN3285, our oral rinse for the treatment of oral mucositis obtained through our acquisition of RxKinetix in October 2006 and EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain. We plan to pursue and develop new and more commercially viable products and technologies in existing therapeutic and complementary areas.

The Company is also party to a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the

United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the year ended December 31, 2008, we expensed $6.9 million of milestone payments, which became payable during the year. Additional payments of approximately 71.0 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. Potential payments pursuant to these contracts could total up to approximately $3.1 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.

Any future payments payable to any of our third party collaborative partners are expected to be paid out of cash generated from operations.

In 2009, we expect to continue to incur significant levels of research and development expenditures from our acquired company, Indevus. Our research and development efforts will focus on the advancement of Nebido® for hypogonadism, Pro 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, and the octreotide implant for acromegaly and cardinoid syndrome, and pagoclone for the treatment of stuttering.

Manufacturing, Supply and Other Service Agreements. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. The following is a brief description of legal proceedings we are party to. For a complete description of legal proceedings, see Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® . The Company is cooperating with the government. However, an adverse outcome could have a material, adverse effect on our financial position, liquidity, and results of operations. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome.

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

These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. The Company intends to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. However, any settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations. No amounts have been accrued with respect to any of these unsettled legal proceedings at December 31, 2008.

Acquisitions, License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our acquisition, license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our consolidated balance sheets and, are not reflected in the expected cash requirements for Contractual Obligations table below. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our acquisitions, license and collaboration agreements, see Note 5 and Note 15 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). Indevus was advised by the depositary for the Offer that, as of the expiration of the Offer, a total of approximately 61,358,944 Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77.972% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276.1 million in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer. Additionally, the Purchaser placed $175 million in escrow until December 2009 to fund the potential Nebido Contingent Cash Agreement.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. Indevus was advised by the depositary for the Offer that, as of the expiration of the subsequent offering period, an additional 2,238,757 Shares were validly tendered and not withdrawn, which together with the 61,358,944 Shares previously tendered represents approximately 80% of the Shares outstanding.

The offering period has been extended until March 13, 2009 in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission. The same Offer Price per Share offered in the initial offering period of the Offer will be paid during the subsequent offering period. Purchaser will immediately accept for payment all Shares validly tendered during this subsequent offering period, and payment will be made promptly after acceptance, in accordance with the terms of the Offer. Procedures for tendering Shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) Shares cannot be delivered by the guaranteed delivery procedure, and (2) pursuant to Rule 14d-7(a)(2) promulgated under the Securities Exchange Act of 1934, as amended, Shares tendered during the subsequent offering period may not be withdrawn. Indevus supports the Purchaser’s decision to pursue the subsequent offering period.

The $286.2 million in initial cash consideration paid and payable to holders of Shares tendered during the initial subsequent offer period has been, and any cash payable to holders of Shares tendered during the additional subsequent offering period and for Shares to be converted into the right to receive the Offer Price upon the merger of Purchaser with and into Indevus pursuant to the Merger Agreement, whereby Indevus will become a wholly owned subsidiary of Parent (the “Merger”), has been and will be provided by cash on hand at Parent and its subsidiaries.

Indevus currently markets products to treat overactive bladder, prostate cancer, hypogonadism and central precocious puberty and is pursuing regulatory approval of drugs to treat hypogonadism and acromegaly. Indevus’s approved products include Sanctura® and Sanctura XRTM for overactive bladder, Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty, Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. The core urology and endocrinology portfolio of Indevus also contains multiple compounds in development in addition to its approved products. Indevus’s most advanced compounds are Nebido® for hypogonadism, Pro 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and cardinoid syndrome, and pagoclone for the treatment of stuttering.

The combined company will market products through three sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology. We believe this acquisition will make Endo a stronger competitor, a more valuable healthcare supplier and a more successful company.

Convertible Senior Subordinated Notes due 2015. As discussed in Note 18 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semi-annually in arrears on each April 15 and October 15 with the first interest payment being made on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2008 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$27,134	$7,282	$4,714	$3,168	$2,521	$2,668	$6,781
Convertible Senior Subordinated Notes	379,500	—	—	—	—	—	379,500
Interest payments on Convertible Senior Subordinated Notes	41,783	6,641	6,641	6,641	6,641	6,641	8,578
Minimum Purchase Commitments to Novartis	61,000	20,000	20,000	21,000	—	—	—
Minimum Royalty Obligation Due to Hind	1,500	500	500	500	—	—	—
Minimum Purchase Commitments to Teikoku(1)	128,000	32,000	32,000	32,000	32,000	—	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis AG(3)	60,000	—	—	15,000	30,000	15,000	—
Minimum advertising and promotion spend(4)	25,625	15,625	10,000	—	—	—	—
Other Commitments(5)	5,661	2,305	1,525	1,739	92	—	—

Total	$732,203	$86,353	$75,380	$80,048	$71,254	$24,309	$394,859

(1)

On April 24, 2007, our wholly owned subsidiary Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, “Teikoku”) amended their Supply and Manufacturing Agreement dated as of November 23, 1998 by and between Endo and Teikoku, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the “Product”) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo has agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement. Teikoku has agreed to fix the supply price of Lidoderm® for a specified period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

(2)	On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. During the year ended December 31, 2007, we invested an additional $5.3 million in this partnership, bringing our cumulative cash investment to $8.0 million as of December 31, 2008 leaving a commitment balance of $2.0 million. In February 2009, we invested an additional $1.25 million in this partnership. We are accounting for this investment utilizing the equity method.
(3)

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an up-front cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Voltaren® Gel Agreement, subject to certain limitations as defined in the Voltaren® Gel Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year.

(4)

Under the terms of the five-year Voltaren® Gel Agreement, Endo has agreed to certain minimum advertising and promotional spending of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. Subsequent to June 30, 2009, the minimum advertising and promotional spending are to be determined based on a percentage of net sales of the Licensed Product.

(5)	Included in this balance is our fixed obligation payable to Ventiv during the first twelve months of detailing under the Ventiv Agreement, as well as ongoing funding for research related to an agreement with Harvard University and Aurigene Discovery Technologies Limited.

In addition, we have agreed to certain contingent payments in certain of our acquisition, license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our consolidated balance sheet and are not reflected in the table above. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. The table above does not reflect contractual obligations of Indevus Pharmaceuticals, Inc., of which we acquired majority control on February 23, 2009.

As more fully described in Note 12 to the Consolidated Financial Statements in Part IV Item I5 of this Report, on January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of December 31, 2008, our liability for unrecognized tax benefits amounted to $24.4 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table.

Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations may be to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, impairment of intangible assets, separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our net sales are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.

Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of businesses, product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance stockholder value. Through execution of our business strategy we intend to focus on developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities; expanding the Company’s product line by acquiring new products and technologies in existing therapeutic and complementary areas; increasing revenues and earnings through sales and marketing programs for our innovative product offerings and effectively using the Company’s resources; and providing additional resources to support our generics business.

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

CRITICAL ACCOUNTING ESTIMATES

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. Significant estimates and assumptions are also required when determining the fair value of marketable securities and other financial instruments, the valuation of long-lived assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition results of operations or cash flows. Our most critical accounting estimates are described below:

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

Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. Over the past three years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. Accordingly, we have entered into distribution service agreements (or DSAs) with five of our wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

Under the DSAs, we received information from our five wholesaler customers about the levels of inventory they held for our branded products as of December 31, 2008. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.

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

The following table presents the activity and ending balances for our product sales provisions for the last three years (in thousands):

	Returns	Rebates	Chargebacks	Other Sales Deductions	Total
Balance at January 1, 2006	$21,215	$95,565	$50,808	$15,338	$182,926
Current year provision	22,780	171,185	416,852	33,254	644,071
Prior year provision	1,193	(4,709)	(1,614)	—	(5,130)
Payments or credits	(25,078)	(189,228)	(432,118)	(42,720)	(689,144)

Balance at December 31, 2006	$20,110	$72,813	$33,928	$5,872	$132,723

Current year provision	20,770	193,051	307,604	34,164	555,589
Prior year provision	(1,357)	(2,220)	3,753	—	176
Payments or credits	(8,325)	(182,411)	(310,710)	(34,879)	(536,325)

Balance at December 31, 2007	$31,198	$81,233	$34,575	$5,157	$152,163

Current year provision	15,596	291,580	345,378	40,641	693,195
Prior year provision	200	(5,763)	(948)	—	(6,511)
Payments or credits	(8,012)	(262,383)	(343,023)	(40,656)	(654,074)

Balance at December 31, 2008	$38,982	$104,667	$35,982	$5,142	$184,773

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

Shelf-stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The determination to grant a shelf-stock credit to a customer following a price decrease is at our discretion rather than contractually required. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:

•	the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence;

•	the estimated decline in the market price of our product, which we determine based on historical experience and input from customers; and

•	the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the time of purchase, we classify our marketable securities as available-for-sale securities or trading securities, depending on our intent. In rare or unique circumstances, management may determine that a one-time transfer of securities from available-to-sale to trading categories is appropriate. Available-for-sale securities are carried at fair value. Securities classified as trading are also carried at fair value with unrealized holding gains and losses recorded in earnings. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews impairments associated with available-for-sale securities in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in net income. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

As of December 31, 2008, the Company holds certain assets that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities. The

Company’s available-for-sale and trading securities include auction-rate securities which consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of A or better as of December 31, 2008. Further, the issuers have been making interest payments promptly.

Overview of Auction-Rate Securities

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

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At December 31, 2008, (the measurement date), the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy described in Note 3 to the Consolidated Financial Statements included in Part IV Item 15 of this Annual Report on Form 10-K because significant judgments are required to determine fair value at the measurement date.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of December 31, 2008, we had Eligible Auction-Rate Securities with original par value of $254.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the impaired securities until their anticipated recovery. Accordingly, we can no longer assert that we have the intent to hold the auction-rate securities until anticipated recovery. As a result, as of November 10, 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million that is included in Interest and other income, net in the Consolidated Statements of Operations. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million other-than-temporary impairment charge.

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, in November of 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in earnings and included in interest and other income, net in the Consolidated Statements of Operations.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. Subsequent to the transfer into the trading category, the fair value of these securities decreased by an additional $4.2 million which was recorded as a charge to earnings and included in interest and other income, net in the Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities Rights

On November 10, 2008, we elected the fair value option under SFAS 159 for our auction-rate securities rights. As further described in Note 2, SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of our SFAS 159 election, the fair value of the auction-rate securities rights will be re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the auction-rate securities rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As described above, as of November 10, 2008 an asset of $25.4 million was recorded for the initial fair value measurement of the auction-rate securities rights with the corresponding gain recognized in earnings. At December 31, 2008, the fair value of our auction-rate securities rights increased to $27.3 million to reflect the fair value measurement of the auction-rate securities rights at that date. The increase in fair value from November 10, 2008 to December 31, 2008 of $1.9 million was recognized in earnings and included in interest and other income, net in the Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings in accordance with SFAS 159.

Valuation of the Auction-Rate Securities

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine an indication of fair value.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on December 31, 2008 ranged from 3.86% to 3.96%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At December 31, 2008, the spreads over the base rate for our securities applied to our securities ranged from 264 basis points to 588 basis points.

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

At December 31, 2008, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment, the resultant discount to the original purchase price or par value would have been $25.2 million and $39.0 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $32.4 million at December 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $1.7 million reduction in shareholders’ equity in accumulated other comprehensive loss. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value at that time.

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine an indication of fair value. The Rights provide the Company with the ability to sell the Eligible Auction-Rate Securities at par to UBS beginning on June 30, 2010.

The values of the Rights were estimated as the value of a portfolio designed to approximate the cash flows of the UBS Agreement. The portfolio consists of a bond issued by UBS that will mature equal to the face value of the auction-rate securities, a series of payments that will replicate the coupons of the auction-rate securities, and a short position in the callable auction-rate security. If the UBS agreement is in the money on the exercise date, then both the UBS agreement and the replicating portfolio will be worth the difference between the par value of the ARS and the market value of the ARS. If the UBS agreement is out of the money on the exercise date, then both the replicating portfolio and the UBS agreement will have no value.

For purposes of valuing the UBS bond, management selected a required rate of return for a UBS obligation based on market factors including relevant credit default spreads. The rate of return for the auction-rate securities is determined as described above under “Valuation of the Auction-Rate Securities” and is used to determine the present value of the coupons of the auction-rate security.

At December 31, 2008, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $27.3 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment for the auction-rate securities, the resultant value of the Rights at December 31, 2008 would have been $20.5 million and $33.6, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007. Auction-rate securities classified as long-term at December 31, 2008 and December 31, 2007 were $234.0 million and $273.5 million, respectively. Since February 2008, when we began to experience failed auctions, and through February 25, 2009, we have divested, without a loss, $89.9 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements. However, there can be no assurance that our current belief that the securities will recover their value will not change.

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

During the year ended December 31, 2008, as a result of our decision to discontinue the development of Rapinyl™, we recorded an impairment charge of $8.1 million related to the remaining unamortized portion of our Rapinyl™ intangible asset, and $3.1 million to write off certain other assets related to the development of Rapinyl™. In addition, during the year ended December 31, 2008, we recorded impairment charges totaling $1.5 million related to the abandonment of certain long-lived assets.

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

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 8.6 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.

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

At December 31, 2008, we had $171.8 million of gross deferred tax assets, which included the effects of accrued expenses and reserves of $44.1 million, differences between book basis and tax basis interest expense of $37.8 million, differences between book basis and tax basis of prepaid royalties of $16.6 million, differences between book basis and tax basis in auction-rate securities of $11.7 million, federal net operating loss and state net operating losses of $10.6 million, capital loss carryforwards of $10.7 million and other items of $40.3 million. The deferred tax asset attributable to the markdown of auction-rate securities, net of the partially offsetting income from a related put option would, if realized, generate a capital loss. The Company does not anticipate future capital gain income that would be required to obtain the tax benefit of this net unrealized capital loss. Accordingly, this deferred tax asset is offset by a valuation allowance of $2.0 million. Deferred tax assets attributable to state net operating losses (NOLs) and capital loss carryforwards are offset by valuation allowances of $1.4 million and $10.7 million, respectively. The realization of certain of these future state NOL benefits is not considered more likely than not as they were acquired in connection with our purchase of RxKinetix in 2006 (now known as Endo Pharmaceuticals Colorado LLC). The realization of these state NOL benefits and capital loss carryforward benefits is not considered more likely than not as we do not anticipate sufficient Colorado state taxable income or future capital gain income to use these benefits. At December 31, 2008, the Company had $28.0 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at December 31, 2008, the Company had $21.5 million in federal NOLs and $69.0 million in state NOLs which expire at various intervals between 2010 and 2026. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and capital loss carryforwards can be utilized. We believe that for other than certain state NOLs and capital loss carryforwards we will generate sufficient future taxable income to fully realize our deferred tax assets.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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

The total amount of gross unrecognized tax benefits as of December 31, 2008 is $24.4 million, including interest and penalties, of which $8.5 million, if recognized, would affect the Company’s effective tax rate. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the year ended December 31, 2008 or our financial position as of December 31, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).

For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is expected to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. To the extent volatility of our stock price increases in the future, our estimates of the fair value of stock options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Changes in the inputs and assumptions can materially affect the measurement of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options has been determined in accordance with SFAS 123(R), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

As of December 31, 2008, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to approximately $39.0 million. The weighted average remaining requisite service period of the non-vested stock options, restricted stock awards and restricted stock units was 2.4 years, 2 months and 3.0 years, respectively. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our then existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS, we elected the fair value option for the auction-rate securities rights.

In June 2007, the Emerging Issues Task Force (EITF or Task Force) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

On September 12 2008 the FASB issued FASB Staff Position SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP SFAS 133-1 and FIN 45-4). FSP SFAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance of a guarantee. FSP SFAS 133-1 and FIN 45-4 is effective for the first interim or annual reporting period that ends after November 15, 2008. We adopted FSP SFAS 133-1 and FIN 45-4 in November 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3). FSP SFAS 157-3 clarifies the application of SFAS 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP SFAS 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP SFAS 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP SFAS 157-3 emphasizes the existing disclosure requirements under SFAS 157 regarding significant unobservable inputs (Level 3 inputs). FSP SFAS 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. The Company has adopted FSP SFAS 157-3 beginning with the quarterly period ended September 30, 2008.

On December 11, 2008 the FASB issued FASB Staff Position SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS 140-4 and FIN 46(R)-8”). FSP SFAS 140-4 and FIN 46(R)-8 requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. FSP SFAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period that ends after December 15, 2008. We adopted FSP SFAS 140-4 and FIN 46(R)-8 in December 2008. The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2007, the EITF of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. We will adopt EITF 07-1 as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008. We will adopt SFAS 141(R) and SFAS 160 as of January 1, 2009. As of December 31, 2008, we have capitalized approximately $2.5 million of transaction costs related to our tender offer made to Indevus Pharmaceuticals, Inc. These costs will be recognized as a charge to earnings upon our adoption of SFAS 141(R) on January 1, 2009.

In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP 142-3 on January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we will be required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements, however we expect there to be a dilutive effect on our earnings per share. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on January 1, 2009. We do not expect the adoption of EITF 03-6-1 to have a material effect on our results of operations or financial position.

In June 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). The consensus in EITF 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The consensus in EITF 07-5 supersedes EITF 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 07-5 as of January 1, 2009. The adoption of EITF 07-5 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Accounting Considerations (EITF 08-6). The application of the equity method is affected by the accounting for business combinations under SFAS 141(R) and the accounting for consolidated subsidiaries under SFAS 160. Therefore, the objective of EITF 08-6 is to clarify how to account for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. EITF 08-6 is to be be applied prospectively. We will adopt EITF 08-6 as of January 1, 2009. The adoption of EITF 08-6 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). While the guidance in SFAS 141(R) governs initial recognition and measurement of defensive intangible assets, EITF 08-7 was issued to clarify how defensive intangible assets acquired in a business combination or an asset acquisition should be accounted for subsequent to their acquisition. A defensive intangible asset is defined as an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to prevent others from using. EITF 08-7 requires a defensive intangible asset to be accounted for as a separate unit of accounting and assigned a useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt EITF 08-7 as of January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our money market funds and current and long-term marketable debt securities portfolio. Our current and long-term marketable debt securities classified as “available for sale” and “trading” consist principally of auction-rate securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned, which approximate current interest rates. We attempt to mitigate default risk by maintaining our portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository.

As of December 31, 2008 and December 31, 2007, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At December 31, 2008, we had publicly traded equity securities comprised of DURECT Corporation common stock at fair value totaling $5.2 million included in long-term marketable securities. The fair value of this investment is subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of DURECT. Based on the fair value of the publicly traded equity securities we held at December 31, 2008, an assumed 25%, 40% and 50% adverse change in the market prices of this security would result in a corresponding decline in total fair value of approximately $1.3 million, $2.1 million and $2.6 million, respectively. Any decline in value below our original investment of $5.0 million will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At December 31, 2008, the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations.

In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008, prior to when we began to experience failed auctions. There were no realized holding gains or losses resulting from the sales of our auction-rate securities during the twelve months ended December 31, 2008.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp., or MBIA. As of February 25, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Ba1 by Moody’s and BBB by Standard and Poor’s.

Although our auction-rate securities continue to pay interest according to their stated terms, at December 31, 2008, the fair value of our auction-rate securities, as determined by applying a discount rate adjustment technique, was approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $32.4 million at December 31, 2008, reflecting the change in fair value. At December 31, 2008, $30.7 million of the $32.4 million reduction in fair value has been charged to earnings, the remaining $1.7 million has been recorded as a reduction in shareholders’ equity in accumulated other comprehensive loss. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value at that time.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional cover rating downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings. Any of these events could materially affect our results of operations, financial condition, and cash flows. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, and our expected operating cash flows, we do not expect to be required to sell these securities at a loss. However, there can be no assurance that we will not have to sell these securities at a loss.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

The report of management of the Company regarding internal control over financial reporting is set forth in Item 15(a) of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 15(a) of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

In January 2009, we amended the Ventiv Agreement allowing for changes to certain provisions and to modify the termination rights permitting Endo to terminate the Ventiv Agreement at our sole discretion at any time upon 60 days’ written prior notice to. For further information see the amendment filed hereto as Exhibits 10.32.1 in Part IV, Item  15 of this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2009 Annual Meeting of Stockholders (referred to as our 2009 Proxy Statement).

Executive Officers

For information concerning Endo’s executive officers, see “Item 1. Business — Executive Officers of the Registrant” and our 2009 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2009 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2009 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2009 Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2008 under which equity securities of Endo may be issued to employees and directors. Although the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans provide that stock options may be granted there under to non-employee consultants, Endo has never granted any such options to any such consultants.

	Column A		Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan	1,472,660		17.08	114,926
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	2,605,576		27.64	1,263,706
Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan	581,146	(1)	24.77	5,870,501

(1)	Excludes a total of 548,353 shares of restricted stock units outstanding

Equity compensation plans not approved by security holders

Not Applicable

The other information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for 2009 and 2008 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2009 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at end of period
Allowance For Doubtful Accounts:
Year Ended December 31, 2006	$1,475	$—	$—	$1,475

Year Ended December 31, 2007	$1,475	$—	$(10)	$1,465

Year Ended December 31, 2008	$1,465	$—	$—	$1,465

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits: The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/s/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer,

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. HOLVECK David P. Holveck	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ EDWARD J. SWEENEY Edward J. Sweeney	Vice President, Controller and Principal Accounting Officer (Principal Financial Officer)	March 2, 2009

* Roger H. Kimmel	Chairman and Director	March 2, 2009

* John J. Delucca	Director	March 2, 2009

* Michael Hyatt	Director	March 2, 2009

* Clive A. Meanwell, M.D., Ph.D.	Director	March 2, 2009

* William P. Montague	Director	March 2, 2009

* Joseph C. Scodari	Director	March 2, 2009

* William F. Spengler	Director	March 2, 2009

*BY:	/s/ CAROLINE B. MANOGUE Caroline B. Manogue	Attorney-in-fact, pursuant to a Power of Attorney filed with this Report as Exhibit 24

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Endo Pharmaceuticals Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Endo Pharmaceuticals Holdings Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Endo Pharmaceuticals Holdings Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Endo Pharmaceuticals Holdings Inc.’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page F-4.

/s/ DAVID P. HOLVECK
David P. Holveck President and Chief Executive Officer (Principal Executive Officer)

/s/ EDWARD J. SWEENEY
Edward J. Sweeney
Vice President, Controller and Principal Accounting Officer (Principal Financial Officer)

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Endo Pharmaceuticals Holdings Inc and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the internal control over financial reporting of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 27, 2009

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share and per share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$775,693	$350,325
Marketable securities	6,500	313,386
Accounts receivable, net of allowance of $1,465 at December 31, 2008 and 2007	246,326	249,784
Income taxes receivable	1,600	—
Inventories	80,656	69,228
Prepaid expenses and other current assets	24,515	26,539
Deferred income taxes	48,404	56,185

Total current assets	1,183,694	1,065,447

MARKETABLE SECURITIES	239,204	283,339
AUCTION-RATE SECURITIES RIGHTS, at fair value	27,321	—
PROPERTY AND EQUIPMENT, Net	44,378	44,920
GOODWILL	181,079	181,079
OTHER INTANGIBLES, Net	205,055	70,949
NOTE RECEIVABLE	—	45,971
DEFERRED INCOME TAXES	47,898	4,211
OTHER ASSETS	28,002	6,722

TOTAL ASSETS	$1,956,631	$1,702,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,468	$178,869
Accrued expenses	226,005	185,949
Estimated amount due seller	—	15,000
Income taxes payable	—	17,140

Total current liabilities	386,473	396,958

CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	371,695	—
OTHER LIABILITIES	70,729	13,390
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 134,302,004 and 134,144,993 shares issued; 116,585,701 and 134,144,993 outstanding at December 31, 2008 and 2007, respectively	1,343	1,341
Additional paid-in capital	707,503	704,305
Retained earnings	845,360	583,619
Accumulated other comprehensive (loss) income	(1,656)	3,025
Treasury stock, 17,716,303 shares at December 31, 2008	(424,816)	—

Total stockholders’ equity	1,127,734	1,292,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,956,631	$1,702,638

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	2008	2007	2006
NET SALES	$1,260,536	$1,085,608	$909,659
COSTS AND EXPENSES:
Cost of sales	267,235	217,369	208,889
Selling, general and administrative	488,063	411,869	346,303
Research and development	110,211	138,255	86,629
Impairment of other intangible assets	8,083	889	31,263
Purchased in-process research and development	(530)	—	26,046

OPERATING INCOME	387,474	317,226	210,529

INTEREST EXPENSE	8,354	117	1,384
INTEREST AND OTHER INCOME, NET	(23,080)	(36,141)	(24,589)

INCOME BEFORE INCOME TAX	402,200	353,250	233,734
INCOME TAX	140,459	125,810	95,895

NET INCOME	$261,741	$227,440	$137,839

NET INCOME PER SHARE:
Basic	$2.12	$1.70	$1.03
Diluted	$2.12	$1.69	$1.03
WEIGHTED AVERAGE SHARES:
Basic	123,248	133,903	133,178
Diluted	123,720	134,525	133,911

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income
	Number Of Shares	Amount				Number of Shares	Amount
BALANCE, January 1, 2006	132,800,873	$1,328	$619,336	$220,992	$1,714	—	$—	$843,370	—
Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(39,702)	—	—	—	—	(39,702)	—
Selling, general and administrative expenses funded by Endo Pharma LLC	—	—	21,423	—	—	—	—	21,423	—
Compensation related to stock options			32,279					32,279
Exercise of options	800,086	8	8,435	—	—	—	—	8,443	—
Tax benefits of stock options exercised	—	—	37,933	—	—	—	—	37,933	—
Unrealized loss on securities, net of tax	—	—	—	—	(597)	—	—	(597)	(597)
Net income	—	—	—	137,839	—	—	—	137,839	137,839

Comprehensive income	—	—	—	—	—	—	—	—	$137,242

BALANCE, DECEMBER 31, 2006	133,600,959	$1,336	$679,704	$358,831	$1,117	—	$—	$1,040,988	—

Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(506)	—	—	—	—	(506)	—
Compensation related to stock-based awards	—	—	13,928	—	—	—	—	13,928	—
Grants of restricted stock awards	13,572			—	—	—	—		—
Exercise of options	530,462	5	7,726	—	—	—	—	7,731	—
Tax benefits of stock options exercised	—	—	3,453	—	—	—	—	3,453	—
Cumulative effect from the adoption of FIN 48, net of taxes	—	—	—	(2,652)	—	—	—	(2,652)	—
Unrealized gain on securities, net of tax	—	—	—	—	1,908	—	—	1,908	1,908
Net income	—	—	—	227,440	—	—	—	227,440	227,440

Comprehensive income	—	—	—	—	—	—	—	—	$229,348

BALANCE, DECEMBER 31, 2007	134,144,993	$1,341	$704,305	$583,619	$3,025	—	$—	$1,292,290	—

Estimated tax sharing distributions due to Endo Pharma LLC	—	—	14	—	—	—	—	14	—
Compensation related to stock-based awards	—	—	16,934	—	—	—	—	16,934	—
Forfeiture of restricted stock awards	(1,131)	—		—	—	—	—		—
Exercise of options	150,191	2	2,233	—	—	—	—	2,235	—
Tax benefits of stock options exercised	—	—	(92)	—	—	—	—	(92)	—
Common stock issued	7,951	—	185	—	—	—	—	185	—
Sale of common stock warrants	—	—	50,371			—		50,371
Purchase of common stock call options	—	—	(107,607)	—	—	—	—	(107,607)	—
Tax benefit of call options	—	—	41,160	—	—	—	—	41,160	—
Treasury stock acquired	—	—	—	—	—	(17,716,303)	(424,816)	(424,816)	—
Unrealized loss on securities, net of tax	—	—	—	—	(31,098)	—	—	(31,098)	(31,098)
Reclassification due to other-than-temporary impairment	—	—	—	—	26,417	—	—	26,417	26,417
Net income	—	—	—	261,741	—	—	—	261,741	261,741

Comprehensive income	—	—	—	—	—	—	—	—	$257,060

BALANCE, DECEMBER 31, 2008	134,302,004	$1,343	$707,503	$845,360	$(1,656)	(17,716,303)	$(424,816)	$1,127,734	—

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$261,741	$227,440	$137,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,445	17,405	17,498
Purchased in-process research and development	(530)	—	26,046
Amortization of debt issuance costs and premiums/discounts	3,460	(1,114)	(1,240)
Deferred income taxes	7,050	(1,624)	9,352
Amortization of deferred financing costs	—	—	351
Stock-based compensation	16,934	13,928	32,279
Selling, general and administrative expenses paid in shares of common stock	185	—	—
Interest earned on marketable securities	(1,400)	(3,503)	—
Impairment of long-lived assets	12,680	3,164	31,263
Loss (gain) on disposal of property and equipment	143	(495)	942
Selling, general and administrative expenses funded by Endo Pharma LLC	—	—	21,423
Proceeds from sale of trading securities	975	—	—
Gain on auction-rate securities rights	(27,321)	—	—
Unrealized loss on trading securities	4,225	—	—
Other-than-temporary impairment of available-for-sale securities	26,417	—	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	3,458	30,430	11,667
Inventories	(11,428)	(7,099)	(11,146)
Note receivable	(489)	86	(2,707)
Prepaid and other assets	(355)	156	2,781
Accounts payable	(17,969)	52,496	30,771
Accrued expenses	40,561	22,884	(34,853)
Due to Endo Pharma LLC	—	—	(5,624)
Other liabilities	11,009	4,323	—
Income taxes receivable/payable	(19,189)	7,265	78,692

Net cash provided by operating activities	356,602	365,742	345,334

INVESTING ACTIVITIES:
Purchase of property and equipment	(17,428)	(20,007)	(13,219)
Proceeds from sale of property and equipment	27	162	143
Purchases of available-for-sale securities	(134,211)	(806,409)	—
Proceeds from sales of available-for-sale securities	447,111	214,901	—
License fees	(85,000)	—	(32,900)
Principal payments on note receivable	3,333	—	—
Acquisition, net of cash acquired	(15,000)	—	(20,473)
Distribution from equity method investment	—	2,125	—
Other investments	(20,000)	(5,300)	—

Net cash provided by (used in) investing activities	178,832	(614,528)	(66,449)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(625)	(1,118)	(2,367)
Tax sharing payments to Endo Pharma LLC	(671)	(38,514)	(195,835)
Excess tax benefits of stock options exercised	307	2,927	38,003
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	2,235	7,731	8,443
Net proceeds from issuance of convertible senior subordinated notes due 2015	370,740	—	—
Purchase of hedge on convertible senior subordinated notes due 2015	(107,607)	—	—
Sale of common stock warrants	50,371	—	—
Purchase of common stock	(424,816)	—	—

Net cash used in financing activities	(110,066)	(28,974)	(151,756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	425,368	(277,760)	127,129
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,325	628,085	500,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$775,693	$350,325	$628,085

SUPPLEMENTAL INFORMATION:
Interest paid	$3,373	$117	$1,659

Income taxes paid	$142,660	$110,305	$39,978

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment financed by capital leases	$798	$419	$172
Accrual for purchases of property and equipment	$4,211	4,643	917
Settlement of note receivable	$(46,667)	—	—
Acquisition of license rights	$90,657	—	—
Transfer of securities from available-for-sale to trading	$228,633	—	—

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). Indevus was advised by the depositary for the Offer that, as of the expiration of the Offer, a total of approximately 61,358,944 Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77.972% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276.1 million in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer. Additionally, the Purchaser placed $175 million in escrow until December 2009 to fund the potential Nebido Contingent Cash Agreement.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. Indevus was advised by the depositary for the Offer that, as of February 27, 2009, an additional 2,238,757 Shares were validly tendered and not withdrawn, which together with the 61,358,944 Shares previously tendered represents approximately 80% of the Shares outstanding. The total initial purchase price for these Shares was approximately $286.2 million.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Endo Pharmaceuticals Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications—Certain prior period amounts in the Consolidated Balance Sheets have been reclassified to conform to the current period presentation. As a result of increased interest expense resulting from our convertible senior subordinated notes issued in April 2008, we are now presenting in our Consolidated Statements of Operations, a separate line item for interest expense. In prior years, interest expense was not material and was included in Interest and other income, net.

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made and assumptions used are in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses; inventory reserves; deferred taxes; contingencies; the valuation of stock-based compensation; the capitalization of and the selection of amortization periods for intangible assets with finite lives; and the assessment of the recoverability of long-lived assets and other intangible assets.

Customer, Product and Supplier Concentration—We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Customer A	36%	34%	28%
Customer B	31%	31%	29%
Customer C	15%	15%	15%

The Company derives a majority of its net sales from a limited number of products. Net sales that accounted for 10% or more of our total net sales during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31
	2008	2007	2006
Lidoderm®	61%	65%	62%
Opana® ER and Opana®	14%	10%	1%
Percocet®	10%	11%	11%

We have agreements with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Almac Pharma Services Sharp Corporation for the manufacture and supply of a substantial portion of our existing pharmaceutical products (see Note 15).

Revenue Recognition—Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses are reasonably determinable, and when collectibility is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Sales Deductions—When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. These provisions, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

Research and Development—Expenditures for research and development are expensed as incurred. Property and equipment that are acquired or constructed for research and development activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. Upfront and milestone payments made to third parties in connection with agreements with third parties are generally expensed as incurred up to the point of regulatory approval, absent any alternative future uses. Payments made to third parties subsequent to regulatory approval are generally capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization.

Purchased In-Process Research and Development—Purchased in-process research and development represents the estimated fair value assigned to research and development projects acquired in a purchase business combination or asset acquisition that have not been completed at the date of acquisition and which have no alternative future use. Accordingly, these costs are charged to expense as of the acquisition date.

Cash and Cash Equivalents—The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2008, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions. However, it has significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Marketable Securities—The Company accounts for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the time of purchase, we classify our marketable securities as either available-for-sale securities or trading securities, depending on our intent at that time. In rare or unique circumstances, management may determine that a one-time transfer of securities from the available-for-sale category to the trading category is appropriate.

Securities classified as trading are carried at fair value with unrealized holding gains and losses recorded in earnings. Available-for-sale securities are also carried at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews impairments associated with available-for-sale securities in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to

determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income. An impairment that is viewed as other-than-temporary would be recognized in net income. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The cost of securities sold is based on the specific identification method. Generally, the Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations. Auction-rate securities that become illiquid as a result of a failed auction are generally classified as non-current assets as the Company cannot predict when future auctions related to these securities will be successful. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, when present. Such amortization and accretion, along with realized gains and losses, are included in interest and other income, net.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable debt securities, and accounts receivable. We invest our excess cash in high-quality, liquid money market instruments and auction-rate debt securities maintained by major U.S. banks and financial institutions. We have not experienced any losses on our cash equivalents.

At December 31, 2008, $240.5 million of our marketable securities portfolio is invested in A, AA and AAA-rated investments in auction-rate securities. These securities are long-term securities that have historically provided liquidity through an auction-process that resets the applicable interest rate at predetermined calendar intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have resulted in unsuccessful auctions for all of the auction-rate securities held by Endo. Since the Company cannot predict when future auctions related to its auction-rate securities will be successful, these securities have been classified as long-term investments in the accompanying Consolidated Balance Sheets. The lack of an active market in these securities has persisted since the first quarter of 2008. As explained in Note 3, the fair value of these securities, as determined using a valuation model, was $240.5 million, $32.4 million less than their original par value of $272.9 million. Due to the continuing changes and uncertainty in the credit markets, it is possible that the valuation of auction-rate securities will further fluctuate in the near term. Also, as market conditions change, the Company may determine that unrealized losses currently considered temporary in nature, may become “other-than-temporary”, resulting in additional other-than-temporary impairment charges.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 86% and 85% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values because of the current maturities of these instruments. Marketable securities and other freestanding financial instruments are recorded at fair value at December 31, 2008.

Inventories—Inventories consist of finished goods held for distribution, raw materials and work-in-process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets, ranging from two to ten years, on a straight-line basis. Leasehold improvements and capital lease assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of their respective leases.

License Rights—The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 8.6 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms.

Impairment of Long-Lived Assets—Long-lived assets, which includes property and equipment, license rights and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

Goodwill—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. Goodwill is assessed on an annual basis on January 1st of each year for impairment or more frequently if impairment indicators arise. SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. On January 1, 2009 and 2008, our goodwill was evaluated for impairment and, based on the fair value of our one reporting unit, no impairment was identified.

Advertising Costs—Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $50.9 million, $47.2 million and $41.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes—Provisions for income taxes are calculated on reported pre-tax income based on current tax laws, statutory tax rates and available tax incentives and planning opportunities in various jurisdictions in which we operate. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could effect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Pursuant to FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Contingencies—The Company is subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses. Contingent accruals are recorded when the Company determines that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).

Segment Information—We report segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have one reportable segment, pharmaceutical products.

Comprehensive Income—Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income or loss is comprised of unrealized holding gains and losses, net of income taxes.

Treasury Stock—Treasury stock consists of shares of Endo Pharmaceuticals Holdings Inc. that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. If these shares are reissued, we use an average cost method for determining cost. Proceeds in excess of cost would then be credited to additional paid-in capital. No treasury shares have been reissued as of December 31, 2008.

Convertible Senior Subordinated Notes—We accounted for the issuance of our 1.75% Convertible Senior Subordinated Notes due April 2015 (the “Convertible Notes”) in accordance with the guidance in EITF Issue 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion and EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (see Note 17).

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entities own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative financial instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met. Accordingly, we have recorded the Convertible Notes as long-term debt in the accompanying consolidated balance sheet.

Concurrent with the issuance of the Convertible Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers. In addition, we sold warrants to affiliates of certain of the initial purchasers. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 13. We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance in EITF Issue 00-19. The call options, warrants, and accelerated share repurchase agreement meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in the accompanying consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. On January 1, 2009, the Company will adopt SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our then existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS, we elected the fair value option for the auction-rate securities rights (See Note 3).

In June 2007, the Emerging Issues Task Force (“EITF” or “Task Force”) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operation, financial condition or cash flows.

On September 12, 2008, the FASB issued FASB Staff Position SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance of a guarantee. FSP SFAS 133-1 and FIN 45-4 is effective for the first interim or annual reporting period that ends after November 15, 2008. We adopted FSP SFAS 133-1 and FIN 45-4 in November 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP SFAS 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP SFAS 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP SFAS 157-3 emphasizes the existing disclosure requirements under SFAS 157 regarding significant unobservable inputs (Level 3 inputs). FSP SFAS 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. The Company has adopted FSP SFAS 157-3 beginning with the quarterly period ended September 30, 2008. See Note 3 for a further discussion of fair value.

On December 11, 2008 the FASB issued FASB Staff Position SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS 140-4 and FIN 46(R)-8”). FSP SFAS 140-4 and FIN 46(R)-8 requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. FSP SFAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period that ends after December 15, 2008. We adopted FSP SFAS 140-4 and FIN 46(R)-8 in December 2008. The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2007, the EITF of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. We will adopt EITF 07-1 as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s consolidated results of operation, financial condition or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008. We will adopt SFAS 141(R) and SFAS 160 as of January 1, 2009. As of December 31, 2008, we have capitalized approximately $2.5 million of transaction costs related to our tender offer to Indevus Pharmaceuticals, Inc. These costs will be recognized as a charge to earnings upon our adoption of SFAS 141(R) on January 1, 2009.

In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP 142-3 on January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we will be required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements, however we expect there to be a dilutive effect on our earnings per share. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on January 1, 2009. We do not expect the adoption of EITF 03-6-1 to have a material effect on our results of operations or financial position.

In June 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”). The consensus in EITF 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The consensus in EITF 07-5 supersedes EITF 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 07-5 as of January 1, 2009. The adoption of EITF 07-5 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Accounting Considerations (“EITF 08-6”). The application of the equity method is affected by the accounting for business combinations under SFAS 141(R) and the accounting for consolidated subsidiaries under SFAS 160. Therefore, the objective of EITF 08-6 is to clarify how to account for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. EITF 08-6 is to be applied prospectively. We will adopt EITF 08-6 as of January 1, 2009. The adoption of EITF 08-6 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). While the guidance in SFAS 141(R) governs initial recognition and measurement of defensive intangible assets, EITF 08-7 was issued to clarify how defensive intangible assets acquired in a business combination or an asset acquisition should be accounted for subsequent to their acquisition. A defensive intangible asset is defined as an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to prevent others from using. EITF 08-7 requires a defensive intangible asset to be accounted for as a separate unit of accounting and assigned a useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt EITF 08-7 as of January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement.

3. Fair Value of Financial Instruments

As of December 31, 2008, the financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable and debt obligations. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. The following table presents the carrying amounts and estimated fair values of our other financial instruments as of December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$6,500	$6,500	$194,467	$194,467
Variable-rate demand obligations	—	—	113,805	113,805
Municipal bond	—	—	5,114	5,114

Long-term assets:
Auction-rate securities	234,005	234,005	273,477	273,477
Auction-rate securities rights	27,321	27,321	—	—
Equity securities	5,199	5,199	9,862	9,862
Equity and cost method investments	27,343	N/A	5,876	N/A

	$300,368		$602,601

Long-term Liabilities:
1.75% Convertible Senior Subordinated Notes Due 2015	$(371,695)	$(369,671)	$—	$—
Minimum Voltaren® gel royalties due to Novartis AG	(46,625)	(46,625)	—	—

	$(418,320)	$(416,296)	$—	$—

The fair value of our 1.75% Convertible Senior Subordinated Notes is based on a quoted market price. The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant adverse effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at December 31, 2008 represents a reasonable approximation of the costs to terminate or otherwise settle the obligation with Novartis AG. Accordingly, the carrying value approximates fair value as of December 31, 2008. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the fair value of our $20.0 million cost method investment.

The Company holds certain assets that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities and auction-rate securities rights as described in more detail below. The Company’s available-for-sale and trading securities include auction-rate securities which consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of A or better.

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

Overview of Auction-Rate Securities

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

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At December 31, 2008, (the measurement date), the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy described in Note 2 because significant judgments are required to determine fair value at the measurement date.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (“UBS”) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of December 31, 2008, we had Eligible Auction-Rate Securities with original par value of $254.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

The UBS Offer was made pursuant to agreements in principle entered into by the UBS Entities with the Securities and Exchange Commission, the New York Attorney General, the Texas State Securities Board and other state regulatory agencies represented by North American Securities Administrators Association, and a settlement agreement with the Massachusetts Securities Division to settle investigations brought by each of these agencies against the UBS Entities relating to the sale and marketing of auction-rate securities. The alleged conduct underlying these investigations suggested that the UBS Entities marketed auction-rate securities as cash alternatives but failed to adequately disclose liquidity risk.

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

In addition, as part of the UBS Offer, Endo is eligible for “no net cost” loans, should we desire to borrow money prior to the commencement of the exercise period for the Rights. Under the terms of the UBS Offer, Endo may be eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. The loans will become fully payable as soon as UBS receives the proceeds from a purchase of the Eligible Auction-Rate Securities.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the impaired securities until their anticipated recovery. Accordingly, we can no longer assert that we have the intent to hold the auction-rate securities until anticipated recovery. As a result, as of November 10, 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million that is included in interest and other income, net in the Consolidated Statements of Operations. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million impairment charge.

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, as of November 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in earnings and included in interest and other income, net in the Consolidated Statements of Operations.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. Subsequent to the transfer into the trading category, the fair value of these securities decreased by an additional $4.2 million which was recorded as a charge to earnings and included in interest and other income, net in the Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities Rights

On November 10, 2008, we elected the fair value option under SFAS 159 for our auction-rate securities rights. As further described in Note 2, SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of our SFAS 159 election, the fair value of the auction-rate securities rights will be re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the auction-rate securities rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As described above, as of November 10, 2008 an asset of $25.4 was recorded for the initial fair value measurement of the auction-rate securities rights with the corresponding gain recognized in earnings. At December 31, 2008, the fair value of our auction-rate securities rights increased to $27.3 million to reflect the fair value measurement of the auction-rate securities rights at that date. The increase in fair value from November 10, 2008 to December 31, 2008 of $1.9 million was recognized in earnings and included in interest and other income, net in the Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings in accordance with SFAS 159.

Valuation of the Auction-Rate Securities

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine an indication of fair value.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on December 31, 2008 ranged from 3.86% to 3.96%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At December 31, 2008, the spreads over the base rate for our securities applied to our securities ranged from 264 basis points to 588 basis points.

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

At December 31, 2008, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $32.4 million at December 31, 2008, reflecting the change in fair value, which the Company attributes to liquidity issues rather than credit issues. The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $1.7 million reduction in shareholders’ equity in accumulated other comprehensive loss. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. The Company’s carrying value of auction-rate securities at December 31, 2007 was at par value, which approximated fair value at that time.

Components of the $32.4 million change in fair value are reflected in our consolidated financial statements as follows (in thousands):

Change in fair vale of auction- rate securities
2008
Other-than-temporary impairment of auction-rate securities	$(26,417)
Unrealized holding losses on trading securities	(4,225)

Total included in interest and other income, net	(30,642)

Temporary impairment of auction-rate securities	(1,729)

Total included in other comprehensive loss	(1,729)

Total impairment	$(32,371)

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique described in Appendix B of SFAS 157 to determine an indication of fair value. The Rights provide the Company with the ability to sell the Eligible Auction-Rate Securities at par to UBS beginning on June 30, 2010.

The values of the Rights were estimated as the value of a portfolio designed to approximate the cash flows of the UBS Agreement. The portfolio consists of a bond issued by UBS that will mature equal to the face value of the auction-rate securities, a series of payments that will replicate the coupons of the auction-rate securities, and a short position in the callable auction-rate security. If the UBS agreement is in the money on the exercise date, then both the UBS agreement and the replicating portfolio will be worth the difference between the par value of the ARS and the market value of the ARS. If the UBS agreement is out of the money on the exercise date, then both the replicating portfolio and the UBS agreement will have no value.

For purposes of valuing the UBS bond, management selected a required rate of return for a UBS obligation based on market factors including relevant credit default spreads. The rate of return for the auction-rate securities is determined as described above under “Valuation of the Auction-Rate Securities” and is used to determine the present value of the coupons of the auction-rate security.

At December 31, 2008, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $27.3 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$356,867	$—	$—	$356,867
Auction-rate securities	6,500	—	234,005	240,505
Auction-rate securities rights	—	—	27,321	27,321
Equity securities	5,199	—	—	5,199

Total	$368,566	$—	$261,326	$629,892

Auction-rate securities included in level 1 represent securities that were called and settled subsequent to December 31, 2008 at amounts equal to our original par value investment. The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the twelve months ended December 31, 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2008	$—	$—	$—
Transfers to Level 3	356,250	—	356,250
Securities sold or redeemed	(83,374)	—	(83,374)
Securities purchased or acquired	—	25,378	25,378
Transfers in and/or (out) of Level 3	(6,500)	—	(6,500)
Other-than-temporary impairment charge recorded in earnings	(26,417)	—	(26,417)
Changes in fair value recorded in earnings	(4,225)	1,943	(2,282)
Unrealized loss included in other comprehensive loss	(1,729)	—	(1,729)

Balance at December 31, 2008	$234,005	$27,321	$261,326

At December 31, 2008, the fair value of the Company’s trading securities was $216.9 million. The following is a summary of available-for-sale securities held by the Company as of December 31, 2008 and 2007 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2008:
Money market funds	$356,867	$—	$—	$356,867

Total included in cash and cash equivalents	356,867	—	—	356,867
Auction-rate securities	18,800	—	(1,729)	17,071
Equity securities	5,000	199	—	5,199

Long-term available-for-sale securities	23,800	199	(1,729)	22,270
Total available-for-sale securities	$380,667	$199	$(1,729)	$379,137

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2007:
Money market funds	$299,261	$—	$—	$299,261

Total included in cash and cash equivalents	299,261	—	—	299,261
Auction-rate securities	194,465	2	—	194,467
Variable-rate demand obligations	113,805	—	—	113,805
Municipal bond	5,078	36	—	5,114

Current available-for-sale securities	313,348	38	—	313,386
Auction-rate securities	273,477	—	—	273,477
Equity securities	5,000	4,862	—	9,862

Long-term available-for-sale securities	278,477	4,862	—	283,339
Total available-for-sale securities	$891,086	$4,900	$—	$895,986

Variable rate demand obligations are typically bought and sold through a remarketing process, whereby an investor tenders their bonds to a trustee for purchase at any auction or remarketing date. A remarketing agent resets the interest rate on variable rate demand obligations to a rate that will successfully allow remarketing of those bonds and remarkets the bonds to new investors. Equity securities included in long-term marketable securities in the accompanying balance sheets consists of publicly traded equity securities which are not held to support current operations. Accordingly, they are classified as non-current assets.

During the year ended December 31, 2008, we purchased $15.0 million of equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities and $118.7 million of original par value auction-rate securities and variable rate demand obligations. In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008, prior to when we began to experience failed auctions. During the year ended December 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations. During the same period, we also sold $313.7 million of original par value auction-rate securities and a $5.0 million original par value municipal bond.

During the year ended December 31, 2008 and 2007, equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities were sold in their entirety for cash proceeds totaling $15.2 million. Of the $15.2 million of cash proceeds, $15.0 million was a return of principal with the remaining $0.2 million accounted for as a realized holding gain in both 2008 and 2007. The realized gains are included in Interest and other income, net in the Consolidated Statement of Operations. There were no realized holding gains and losses resulting from the sale of our auction-rate securities and variable rate demand obligations during the year ended December 31, 2008 or 2007.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of February 25, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Ba1 by Moody’s and BBB by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2008 (in thousands):

	Underlying Credit Rating(1)
	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of December 31, 2008, the yields on our long-term auction-rate securities ranged from 0.32% to 2.5%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2008, the weighted average yield for our long-term auction-rate securities was 1.89%. Total interest earned on our auction-rate securities and variable rate demand obligations during the year ended December 31, 2008 and 2007 was $15.5 million and $11.6 million, respectively. We were not invested in auction-rate securities prior to 2007. Further, the issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$5,078	$5,114
Due in 1 to 5 years	—	—	4,500	4,500
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,071	577,247	577,249
Equity securities	5,000	5,199	5,000	9,862

Total	$23,800	$22,270	$591,825	$596,725

4. INVENTORIES

Inventories are comprised of the following at December 31, 2008 and December 31, 2007, respectively (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$7,157	$8,670
Work-in-process	10,131	14,720
Finished goods	63,368	45,838

Total	$80,656	$69,228

5. ACQUISITIONS, LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (referred to as the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (referred to as Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (referred to as Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (“FDA”), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations as defined in the Voltaren® Gel Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during 2008. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset over its estimated useful life of 5 years.

Endo shall be solely responsible to commercialize the Licensed Product during the term of the Novartis Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, Endo is required to expend a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations as provided for under the Voltaren® Gel Agreement. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement, subject to certain provisions under the Voltaren® Gel Agreement. Further, during the term of the Voltaren® Gel Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

During the term of the Voltaren® Gel Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials as set forth in the Voltaren® Gel Agreement. Endo has an existing long-term manufacturing and development agreement with Novartis whereby Novartis has agreed to manufacture certain of our commercial products and products in development.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States, referred to as an OTC Switch, by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement, provided that, and subject to certain limitations and provisions as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Voltaren® Gel Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013. Endo has the option to extend the Voltaren® Gel Agreement for two successive one (1) year terms (each referred to as a Renewal Term) beyond the initial term. The Voltaren® Gel Agreement will remain in place after the first two Renewal Terms unless either party provides written notice of non-renewal to the other party at least six (6) months prior to the expiration of any Renewal Term after the first Renewal Term or the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within ninety (90) days from the giving of written notice. Endo may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the United States of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum details in any given six (6)-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the United States of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During 2008, 2007 and 2006, we recorded $84.8 million, $78.2 million and $62.8 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. At December 31, 2008 and 2007, $22.8 million and $23.1 million, respectively, is recorded as royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this strategic alliance agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only the opioid analgesic product, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of oxymorphone ER on account of their concern about their ability to access external capital funding opportunities in the future. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which oxymorphone ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 Agreement. Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reaches profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of December 31, 2008, Endo has recouped approximately $5 million of these unfunded development costs.

Royalties will be reduced by fifty percent (50%) until we recoup our previously recognized unfunded development costs, after which time royalties will be payable on annual net sales based on the royalty rates described above. In September 2008, the $41 million royalty threshold was met. As a result, we began incurring royalties on the net sales of Opana® ER. Such royalties will be reduced by fifty percent (50%) until we recoup Penwest’s share of the unfunded development costs of $28 million, after which time royalties will be payable on annual net sales based on the royalty rates described above. During 2008, we recorded in costs of sales, royalties on Opana® ER of approximately $5.0 million.

In July 2008, the Company and Penwest entered into an amendment (the 2008 Amendment) to the 2002 Agreement. Under the terms of the 2008 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to change the manner in which Endo reimburses Penwest for costs and fees incurred by Penwest in connection with any patent enforcement litigation.

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan succinate) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. We capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the loan and its present value at inception (See Note 8) as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset into cost of sales over approximately 12.5 years.

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

The fair value of the royalty stream that we acquired as a result of the settlement of the note receivable was calculated using the present value of expected future cash flows using a discount rate that we considered to be appropriate given the inherent risk in the timing and the amount of estimated cash flows. Our estimate of expected future cash flows was based on the royalty savings that we expect to realize as a result of Amendment No. 4 described above. Based upon our analysis, the fair value of the royalties that we would have otherwise been required to pay plus the $7 million cash payment made by Vernalis to us in February 2008 was sufficient to recover the amounts owed to us.

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

Products in development

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons. Endo will be responsible for development and commercialization of any drug candidates discovered under the Harvard Agreement. Under the terms of the Harvard Agreement, we made an upfront payment of $2.0 million and may pay up to an additional $16.5 million in clinical, regulatory and approval milestones. In addition, we agreed to provide research funding with respect to these products of approximately $2.0 million over the three-year life of the sponsored research agreement. Harvard will also receive payments from Endo based on a percentage of Endo’s annual net sales of licensed products commercialized under the Harvard Agreement. Endo may terminate the Harvard Agreement upon 60 days’ prior written notice without penalty.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer. Endo has agreed to provide discovery research funding of approximately $3.0 million over the first three years of the Aurigene Agreement. Endo will be responsible for all clinical development and commercialization of drug candidates that advance into human testing. We also may be required to make additional clinical, regulatory and approval milestones of up to $29.8 million and commercial milestone payments of up to an additional $32.5 million based on cumulative net sales of products commercialized under the Aurigene Agreement. The Aurigene Agreement includes an initial three-year discovery research program, which may be terminated by Endo at our sole discretion upon 60 days’ prior written notice without penalty. The Aurigene Agreement will expire in its entirety if Endo does not select any development product candidates by the end of the discovery research program or upon satisfaction and/or expiration of Endo’s obligations to make the milestone payments. Subsequent to the initial discovery research program, Endo may terminate the Aurigene Agreement at our sole discretion upon 30 days’ prior written notice without penalty.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain. Under the terms of the Grünenthal Agreement, Endo will pay Grünenthal approximately 22.4 million euros up-front, and possibly additional clinical, regulatory and approval milestones of up to an additional 21.7 million euros and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

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

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo had agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. In March 2008, the first dosage of EN3285 was administered to a patient enrolled in the clinical phase III trial, triggering a contingent purchase consideration payment in the amount of $15 million that was made in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of additional pre-clinical data. In February 2009, the Company decided to discontinue all development activities related to EN3285.

Orexo AB

In August 2004, we entered into an agreement with Orexo AB , (referred to as the Orexo Agreement), granting us the exclusive rights to develop and market Orexo AB’s patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The Orexo Agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration. We were amortizing this intangible asset over its estimated useful life of 20 years.

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

Pursuant to the terms the Orexo Agreement, we are required to pay a $0.8 million termination fee to Orexo. In addition, we were required to continue all ongoing clinical trials related to Rapinyl™ for a maximum of six months from the date of our termination of the Orexo Agreement. On October 30, 2008, Endo entered into an early termination agreement effective October 31, 2008 pursuant to which we agreed to cease all involvement in the ongoing clinical trials of Rapinyl™ and paid Orexo a lump sum fee equal to $2.3 million, including the termination fee of $0.8 million. In exchange, Orexo has released Endo from certain claims under the Orexo Agreement. We are also required to transition the manufacturing process to Orexo or an agreed-upon third party, and supply manufactured product to Orexo or the agreed-upon third party during the transition period for up to a maximum of two years from the date of termination of the agreement. Orexo will pay us 125% of the cost for all manufactured product we provide during the transition period.

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

In March 2005, we signed an agreement that gives us the exclusive license to develop and commercialize DURECT’s sufentanil-containing transdermal patch in the U.S. and Canada, (referred to as the DURECT Sufentanil Agreement). The sufentanil patch, which is in clinical development, is intended to provide relief of moderate-to-severe chronic pain for up to seven days. We assumed all remaining development and regulatory filing responsibility for this product, including the funding thereof. Under the terms of the DURECT Sufentanil Agreement, in April 2005, we paid DURECT a $10 million upfront fee, which was expensed as research and development. During 2008, the Company completed an in-depth review of its research and development activities that included a thorough analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result, we decided to discontinue all development activities related EN3270 transdermal sufentanil patch for the treatment of moderate-to-severe chronic pain.

EpiCept Corp.

In December 2003, we entered into a license granting us exclusive, worldwide rights to certain patents of EpiCept Corp. as well as exclusive, worldwide commercialization rights to EpiCept’s LidoPAIN® BP product. The license agreement provides for Endo to pay EpiCept milestones as well as royalties on the net sales of EpiCept’s LidoPAIN® BP product. Under this agreement, we made an upfront payment to EpiCept of $7.5 million which we capitalized as an intangible asset representing the fair value of the exclusive right and the patents. We are amortizing this intangible asset over its useful life of 13 years. EpiCept has also retained an option to co-promote the LidoPAIN® BP product. Milestone payments made by Endo under this agreement, including regulatory milestones and sales thresholds, could total up to $82.5 million. In addition, this agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. This agreement generally lasts until the underlying patents expire. In January 2009, EpiCept announced that it was discontinuing all drug discovery activities including the development of LidoPAIN® BP. However, the Company intends to maintain its patent rights conveyed by the EpiCept license agreement.

Alexza Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement with Alexza Pharmaceuticals, Inc. (Alexza) for the exclusive development and commercialization rights in North America for Alexza’s AZ-003 (Staccato® fentanyl) (Alexza Agreement). AZ-003, now named EN3294, is a hand-held delivery system that uses Alexza’s proprietary Staccato® system inhalation technology to deliver fentanyl for the treatment of breakthrough pain. EN3294 is patent protected until 2022. Under the terms of the Alexza Agreement, Endo paid Alexza an upfront fee of $10 million that was expensed as research and development during the year ended December 31, 2007. In January 2009, as a result of our ongoing strategic review, and upon mutual agreement with Alexza, we concluded our research collaboration to develop EN3294 for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. The product has completed Phase I clinical testing and will be returned to Alexza. There is no termination fee due to Alexza as a result of terminating the Alexza Agreement.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the year ended December 31, 2008, we expensed $6.9 million of milestone payments, which became payable during the year. Additional payments of approximately 71.0 million euros may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration agreements with third parties for the development of pain management and other products. Potential payments pursuant to these contracts could total up to approximately $3.1 million. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products. During the years ended December 31, 2008 and 2007, amounts expensed to research and development under these agreements was approximately $4.8 million and $1.4 million, respectively.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company and the rights to negotiate an exclusive worldwide development and commercialization arrangement with respect to a certain technology for use in a specified indication. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of December 31, 2008, our investment in the privately-held company was $20 million, representing our maximum exposure to loss.

6. Property and Equipment

Property and equipment is comprised of the following at December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Machinery and equipment	$14,421	$15,833
Leasehold improvements	17,459	13,889
Computer equipment and software	35,983	26,567
Assets under capital leases	1,542	1,906
Furniture and fixtures	7,824	6,482
Assets under construction	5,300	12,061

	82,529	76,738
Less accumulated depreciation	(38,151)	(31,818)

Total	$44,378	$44,920

Depreciation expense was $13.0 million, $11.2 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Goodwill and Other Intangibles

Goodwill and other intangible assets consist of the following at December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008	December 31, 2007
Goodwill	$181,079	$181,079

Amortizable Intangibles:
Licenses	257,757	92,100
Patents	3,200	3,200

	260,957	95,300
Less accumulated amortization	(55,902)	(24,351)

Other intangibles, net	$205,055	$70,949

Changes in the gross carrying amount of licenses for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Gross carrying amount
Balance at January 1, 2007	$94,621
SyneraTM impairment	(2,521)

Balance at December 31, 2007	92,100
Vernalis note receivable termination (Note 8)	46,667
Novartis license acquisition (Note 5)	128,990
RapinylTM impairment (Note 5)	(10,000)

Balance at December 31, 2008	$257,757

Amortization expense was $33.5 million, $6.2 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2008 is as follows (in thousands):

2009	$36,109
2010	36,109
2011	36,109
2012	36,109
2013	24,016

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

Our analysis of the fair value of the royalty stream that we acquired as a result of the settlement of the note receivable was performed using the present value of expected future cash flows using a discount rate that we considered to be appropriate given the inherent risk in the timing and the amount of estimated cash flows. Our estimate of expected future cash flows was based on the royalty savings that we expect to realize as a result of Amendment No. 4. These royalty savings were based upon revenue projections of Frova® through 2018. Net sales of Frova® were $38.1 million, $40.6 million and $52.4 million for the years ended December 31, 2005, 2006 and 2007, respectively, representing a compound annual growth rate of approximately seventeen (17) percent. Our probability weighted model analyzed two scenarios, one having revenue growth through 2015 and the other assuming declines in revenue beginning in 2009 due to potential generic competition in the migraine market.

Based upon our analysis, the fair value of the royalties that we would have otherwise been required to pay plus the $7 million cash payment made by Vernalis to us in February 2008 was sufficient to cover the amounts Vernalis owed to us. Therefore, we concluded that an impairment charge was not required upon settlement in February 2008.

9. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Chargebacks	$35,982	$34,575
Returns and allowances	38,982	31,198
Rebates	104,667	81,233
Other sales deductions	5,142	5,157
Other	41,232	33,786

Total	$226,005	$185,949

10. Other Long-term Liabilities

Other long-term liabilities are comprised of the following at December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Minimum Voltaren® gel royalties due to Novartis AG (See Note 5)	$46,625	$—
FIN 48 liability (See Note 12)	23,033	11,978
Other	1,071	1,412

Total	$70,729	$13,390

11. Interest and Other Income, net

The components of interest and other income, net at December 31, 2008, 2007 and 2006, respectively are as follows (in thousands):

	2008	2007	2006
Interest income	$(24,833)	$(35,543)	$(24,589)
Other-than-temporary impairment of auction-rate securities	26,417	—	—
Unrealized losses on trading securities	4,225	—	—
Gain on Auction-Rate Securities Rights	(27,321)	—	—
Other	(1,568)	(598)	—

Interest and other income, net	$(23,080)	$(36,141)	$(24,589)

12. Income Taxes

Income tax consists of the following for 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Current:
Federal	$124,862	$100,542	$46,814
State	8,639	23,439	1,766

	133,501	123,981	48,580

Deferred:
Federal	6,031	(1,553)	5,186
State	(225)	(17)	4,158

	5,806	(1,570)	9,344

Excess tax benefits of stock options exercised	(92)	3,453	37,933
Valuation allowance	1,244	(54)	38

Total income tax	$140,459	$125,810	$95,895

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for 2008, 2007, and 2006 is as follows (in thousands):

	2008	2007	2006
Federal income tax at the statutory rate	$140,774	$123,637	$81,806
State income tax net of federal benefit	9,302	11,493	7,295
Research and development credit	(2,124)	(2,704)	(950)
FIN 48	(2,898)	5,055	—
Other	1,765	(1,993)	767
Effect of permanent items:
Purchased in-process research and development	(203)	—	9,116
Tax exempt interest income	(6,631)	(9,447)	(5,621)
Non-deductible executive compensation	109	—	2,600
Other	365	(231)	882

Total income tax	$140,459	$125,810	$95,895

The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Accrued expenses	$44,056	$54,864
Compensation related to stock options	14,631	8,768
Purchased in-process research and development	4,203	5,376
Net operating loss carryforward	10,598	10,774
Capital loss carryforward	10,729	10,773
Other intangible assets	—	18,662
FIN 48	15,858	3,402
Other-than-temporary impairment of auction-rate securities	11,721	—
Interest expense—original issuers discount	37,820	—
Prepaid royalties	16,557	—
Other	5,620	2,750

Total gross deferred income tax assets	171,793	115,369

Deferred tax liabilities:
Depreciation and amortization	(49,032)	(39,830)
Auction-rate securities rights	(10,451)	—
Other	(1,941)	(2,981)

Total gross deferred income tax liabilities	(61,424)	(42,811)

Valuation allowance	(14,067)	(12,162)

Net deferred income tax asset	$96,302	$60,396

As of December 31, 2008, the Company recorded a valuation allowance of $0.7 million related to the unrealized holding loss on available-for-sale auction-rate securities, the offset of which was recorded in accumulated other comprehensive loss, a component of shareholder’s equity.

The estimated fair value of the Endo Pharmaceuticals Colorado LLC (formerly RxKinetix) purchased in-process research development of $26.0 million was not a tax deductible item and, therefore, increased our effective income tax rate in 2006. The Company recorded a valuation allowance in 2006 due to the uncertainty of its ability to utilize the capital losses and state net operating losses acquired from RxKinetix. In addition, the Company recorded a valuation allowance on state net operating losses generated from the acquisition date to the date the entity was converted to a limited liability company. At December 31, 2008, the Company had $28.0 million in capital loss carryforwards, for tax purposes, which expire in 2009. Also, at December 31, 2008, the Company had $21.5 million and $69.0 million, respectively, in federal and state net operating loss carryforwards which expire at various intervals between 2010 and 2026.

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

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, interest and penalties included in income tax expense totaled $1.3 million and $1.6 million, respectively.

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2007 to December 31, 2008 is as follow (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
Balance at January 1, 2007	$5,461
Gross additions for current year positions	4,363
Gross additions for prior period positions	1,220
Gross reductions for prior period positions	(64)

Balance at December 31, 2007	10,980
Gross additions for current year positions	5,200
Gross additions for prior period positions	17,091
Gross reductions for prior period positions	(11,758)
Decrease due to settlements	(559)
Decrease due to lapse of statute of limitations	(1,650)

Balance at December 31, 2008	$19,304

Accrued interest and penalties	5,057

Total FIN 48 liability	$24,361

Current portion (included in accrued expenses)	$1,328
Non-current portion (included in other liabilities)	$23,033

The Company and its subsidiaries are routinely examined by various taxing authorities, which have proposed adjustments to tax for issues such as certain tax credits and the deductibility of certain expenses. While it is possible that one or more of these examinations may be resolved within the next twelve months, it is not anticipated that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. In addition, the expiration of statutes of limitations for various jurisdictions is expected to reduce the unrecognized tax benefits balance by an insignificant amount.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The Company’s U.S. federal income tax returns for tax years 2003 through 2005 are currently under routine examination by the IRS. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company believes that it has adequately provided under FIN 48 for all open tax years by tax jurisdiction.

The total amount of gross unrecognized tax benefits as of December 31, 2008 is $24.4 million, including interest and penalties, of which $8.5 million, if recognized, would affect the Company’s effective tax rate. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the year ended December 31, 2008 or our financial position as of December 31, 2008. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

13. STOCKHOLDERS’ EQUITY

Common Stock

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

Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2008, no shares of Preferred Stock have been issued.

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). Approximately 12.5 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004 and 2007 Stock Incentive Plans. As of December 31, 2008, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

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

Presented below is the allocation of stock-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	2008	2007	2006
Selling, general and administrative expenses	$15,492	$12,397	$10,835
Research and development expenses	1,442	1,531	1,538

Total stock-based compensation expense	$16,934	$13,928	$12,373

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

A summary of the activity under 2000, 2004, and 2007 Stock Incentive Plans for the three-year period ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,299,430	$14.78
Granted	1,733,530	$28.90
Exercised	(800,086)	$10.55
Forfeited	(316,012)	$23.47
Expired	(6,094)	$18.52

Outstanding, December 31, 2006	3,910,768	$21.19
Granted	1,201,663	$30.59
Exercised	(530,462)	$14.57
Forfeited	(222,743)	$27.55
Expired	(23,174)	$28.24

Outstanding, December 31, 2007	4,336,052	$24.24
Granted	1,371,253	$24.78
Exercised	(150,191)	$14.88
Forfeited	(834,753)	$28.10
Expired	(62,979)	$29.11

Outstanding, December 31, 2008	4,659,382	$23.95	5.45	$16,377,451
Vested and expected to vest, December 31, 2008	4,444,312	$23.81	5.29	$16,199,217
Exercisable, December 31, 2008	2,579,695	$21.31	3.08	$15,067,655

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $1.4 million, $9.4 million, and $16.2 million, respectively. The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 were $9.48, $15.11 and $15.67 per option, respectively, determined using the following assumptions:

	2008	2007	2006
Average expected term (years)	4.92	5.50	6.25
Risk-free interest rate	2.8%	4.6%	4.6%
Dividend yield	0.00	0.00	0.00
Expected volatility	39%	48%	50%

The weighted average remaining requisite service period of the non-vested stock options was 2.36 years. As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $26.9 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

The following table summarizes information about stock options outstanding under our 2000, 2004 and 2007 Stock Incentive Plans at December 31, 2008:

2000, 2004 and 2007 Stock Incentive Plans Options Outstanding

Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price	Range of Exercise Prices
4,659,382	5.45	$23.95	2,579,695	$21.31	$6.88-32.99

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the three-year period ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,809,265	$2.42
Granted	809,893	$2.42
Exercised	(3,543,717)	$2.42
Forfeited	(182)	$2.42

Outstanding, December 31, 2006	75,259	$2.42
Granted	—	$—
Exercised	(75,259)	$2.42
Forfeited	—	$—

Outstanding, December 31, 2007	—	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding, vested and exercisable, December 31, 2008	—	$—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $2.3 million and $104.4 million, respectively. The weighted-average grant date fair value of the stock options granted during the year ended December 31, 2006 was $24.58, which was equal to the intrinsic value of the options on the date of grant as the options granted were immediately vested and exercised.

As of December 31, 2008, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans. Additionally, no options were available for grant under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans at December 31, 2008.

Restricted Stock Awards

During the year ended December 31, 2007, the Company granted restricted stock awards to non-employee directors of the Company. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock activity during the years ended December 31, 2008 and 2007, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, December 31, 2007	13,572	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(6,786)	$29.84	$175,622

Non-vested, December 31, 2008	5,655	$29.84

The weighted average remaining requisite service period of the non-vested restricted stock was approximately 2 months.

Restricted Stock Units

During the year ended December 31, 2008, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock unit is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units activity during the year ended December 31, 2008, is presented below:

	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—
Granted	639,396
Forfeited	(91,043)
Vested	—

Outstanding, December 31, 2008	548,353	1.73	$14,191,376
Vested and expected to vest, December 31, 2008	473,662	1.62	$12,258,363

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.04 years. The weighted-average grant date fair value of the restricted stock units granted during the year ended December 31, 2008 was $25.09 per unit. As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $12.1 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

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

As described in Note 18, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008, we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million.

14. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we were required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC. As of December 31, 2008, all 36 million of these stock options had been exercised into shares of our common stock held by Endo Pharma LLC.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. We were obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. The estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the twelve months ended December 31, 2008. This represents the final tax sharing payment due to Endo Pharma LLC.

Executive Compensation. In March 2006, Endo Pharma LLC advised our Board of Directors that it intended to pay a one-time cash bonus to each of Mr. Peter Lankau, our former President and Chief Executive Officer, Ms. Caroline Manogue, our Executive Vice President, Chief Legal Officer and Secretary, and Mr. Jeffrey Black, our former Executive Vice President, Chief Financial Officer and Treasurer in the amount of $3 million, $6 million and $10 million, respectively, in recognition of their significant contributions to our success. These bonus payments have been recorded in selling, general and administrative expenses during the year ended December 31, 2006. These payments were made by the Company in April 2006 and repaid to us by Endo Pharma LLC in the third quarter of 2006 with interest. In addition, only a portion of these bonus payments were deductible for federal and state income tax purposes. We are not required to pay nor will we pay to Endo Pharma LLC the amount of any of the tax benefits related to these bonus payments pursuant to the tax sharing agreement between us and Endo Pharma LLC. These bonuses were funded entirely by Endo Pharma LLC, with no contribution by us and they have been treated as a capital contribution by Endo Pharma LLC.

Endo Pharma LLC also informed us that, in connection with its eventual winding-up, it would make a special allocation to Ms. Carol Ammon, our former Chairman of the Board and former Chief Executive Officer, of approximately $22 million, with all or a portion of Ms. Ammon’s payment being satisfied by granting to her the remaining unallocated Endo Pharma LLC stock options representing approximately 0.8 million shares under the Endo Pharma LLC stock option plans. This amount has been recorded in selling, general and administrative expenses during the year ended December 31, 2006 and as a capital contribution by Endo Pharma LLC. This grant of options to Ms. Ammon was made during the fourth quarter of 2006. The 0.8 million options were granted by Endo Pharma LLC to Ms. Ammon in the fourth quarter of 2006, as described above, at an exercise price of $2.42 per share. Therefore, approximately $20 million of the approximately $22 million recorded in the first quarter of 2006 was reclassified as a stock compensation expense representing the fair value of the option on the date of grant. These options were immediately vested and exercised by Ms. Ammon and the resulting compensation charge deduction of approximately $19 million and the resulting tax sharing obligation to Endo Pharma LLC was included in our tax sharing liability discussed above. Endo Pharma LLC funded the remaining $2 million to Ms. Ammon in June 2007.

15. COMMITMENTS and CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million per year in 2009 and 2010, and approximately $21 million in 2011. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other. Amounts purchased pursuant to this agreement were $55.4 million, $30.7 million and $40.8 million for the years ended December 31, 2008, 2007 and 2006, respectively

Pursuant to the March 2008 Voltaren® Gel license and supply agreement with Novartis AG and Novartis Consumer Health, Inc. (the Voltaren® Gel Agreement) Endo has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials as set forth in the Novartis Agreement. Amounts purchased pursuant to Voltaren® Gel Agreement were $23.4 million for the year ended December 31, 2008.

As part of the Voltaren® Gel Agreement, we also agreed to fund certain advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. Amounts incurred by Endo for such A&P Expenditures were $9.4 million for the year ended December 31, 2008. In 2009, we agreed to spend $15.6 million on A&P Expenditures. Subsequent to 2009, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement with Teikoku, a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time. On April 24, 2007, we amended this agreement. The material components of the Amended Agreement are as follows:

•	We agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•

Teikoku agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, we have used prices currently existing under the Amended Agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement.

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

Amounts purchased pursuant to this agreement were $152.2 million, $152.3 million, and $142.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Mallinckrodt Inc.

Under the terms of our agreement with Mallinckrodt, Mallinckrodt manufactures and supplies to us narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under this agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate this agreement for a material breach. Amounts purchased pursuant to this agreement were $15.8 million, $16.5 million, and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Sharp Corporation

Under the terms of our agreement with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp agreement will expire on March 1, 2011, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp agreement at any time upon ninety (90) days’ written notice. Amounts purchased pursuant to the Sharp agreement were $5.3 million, $5.1 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (Ventiv), (referred to as the Ventiv Agreement). Under the terms of the Ventiv Agreement, Ventiv will provide to Endo certain sales and marketing services through a contracted field force of approximately 275 sales representatives and other sales management positions, collectively referred to as the Ventiv Field Force. The Ventiv Field Force will promote primarily Voltaren® Gel and will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

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

The Ventiv Agreement is effective April 1, 2008 and will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we may terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we may be required to pay Ventiv a termination fee of up to $1 million. In January 2009, we agreed to certain changes to the Ventiv Agreement allowing for modifications to certain provisions, including the modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon 60 days’ written prior notice. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010 and (2) Kunitz and Associates Inc. for assistance with adverse event reporting. Although we have no reason to believe that these agreements will not be honored, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Milestones and Royalties

See Note 5 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

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

Legal Proceedings

While we cannot predict the outcome of our ongoing legal proceedings, we believe that the claims against us are without merit, and we intend to vigorously defend our position. An adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows. No amounts have been accrued with respect to any of these unsettled legal proceedings at December 31, 2008.

Indevus Tender Offer

On January 9, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Court of Chancery of the State of Delaware, docketed as Gober v. Endo Pharmaceuticals, et al., C.A. No. 4276 (Del. Ch.) (the “Gober Action”) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Gober Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Gober Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Gober Action seeks, among other relief, declaring the action to be a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of the Gober Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

On January 12, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Superior Court of the Commonwealth of Massachusetts, docketed as Scroeder [sic] v. Endo Pharmaceuticals, et al., 09-0126 (the “Schroeder Action”) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Schroeder Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Schroeder Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Schroeder Action seeks, among other relief, declaring the action to be a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of the Schroeder Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

On January 13, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Superior Court of the Commonwealth of Massachusetts, docketed as Wexler v. Indevus Pharmaceuticals, et al., 09-0166 (the “Wexler Action”) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Wexler Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Wexler Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and the Merger and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Wexler Action seeks, among other relief, declaring the action to be a class action, declaring that the Merger Agreement was entered into in breach of the defendants’ fiduciary duties and is therefore unlawful and unenforceable, injunctive relief enjoining the Offer and the Merger, directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Indevus’s stockholders, rescinding, to the extent already implemented, the Offer and the Merger or any of the terms thereof, awarding plaintiff the costs and disbursements of the Wexler Action including reasonable attorneys’ and experts’ fees and granting such other and further relief as the court deems just and proper.

On January 20, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Court of Chancery of the State of Delaware, docketed as Mishket v. Cooper, et al., C.A. No. 4299 (the “Mishket Action”) against Endo, Purchaser and each of Indevus’s directors as defendants and Indevus as a nominal defendant. The Mishket Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Mishket Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Mishket Action seeks, among other relief, declaring the action to be a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of the Mishket Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

On January 30, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Court of Chancery of the State of Delaware, docketed as Hell v. Indevus Pharmaceuticals, et al., C.A. No. 4327 (the “Hell Action”) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Hell Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Hell Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that Endo and Merger Sub aided and abetted such alleged breach by the Indevus director defendants. The Hell Action also alleges that the Indevus Schedule 14D-9 Solicitation Statement fails to disclose material information about the Offer, that the defendant directors did not protect against purported conflicts of interest and that the terms of the Merger Agreement prevent stockholders of Indevus from receiving appropriate consideration for their Indevus shares. Based on these allegations, the Hell Action seeks, among other relief, declaring the action to be a class action on, enjoining, preliminarily and permanently, the Offer, rescinding the Offer or granting damages to the extent the Offer has been consummated, directing that the defendants account for all damages, profits and special benefits obtained as a result of their purportedly unlawful conduct, awarding plaintiff the costs and disbursements of the Hell Action including reasonable attorneys’ and experts’ fees and granting such other and further relief as the court deems just and proper.

On February 4, 2009, the parties to the Gober Action, Mishket Action, Wexler Action, and Schroeder Action executed a Memorandum of Understanding (the “Memorandum of Understanding”), setting forth the terms and conditions for settlement of each of the actions. The Memorandum of Understanding does not include the plaintiff in the Hell Action. The parties agreed that, after arm’s length discussions between and among the parties, Indevus will provide additional supplemental disclosures to its Schedule 14D-9 and that the Company Termination Fee, as defined in the Merger Agreement, will be reduced by 10% (from $20,000,000 to $18,000,000). In exchange, following confirmatory discovery, the parties will attempt in good faith to agree to a stipulation of settlement and, upon court approval in the Gober Action of that stipulation, the Plaintiffs will dismiss each of the other above-referenced actions with prejudice, and the Defendants will be released from any claims arising out of the Proposed Transaction. The Defendants have agreed not to oppose any fee application by Plaintiffs’ counsel that does not exceed $700,000 in the aggregate.

Endo and Purchaser have denied, and continue to deny, that either of them has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions. Endo and Purchaser each expressly maintains that it has diligently and scrupulously complied with its legal duties, and has executed the Memorandum of Understanding solely to eliminate the burden and expense of further litigation.

Department of Health and Human Services Subpoena

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome.

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

Three previously reported cases, County of Erie v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Erie County, County of Oswego v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Oswego County, and County of Schenectady v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Schenectady County, have been coordinated by the New York Litigation Coordinating Panel in the Supreme Court of the State of New York, Erie County.

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

The Company intends to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company.

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Impax filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Impax filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuits previously filed by the Company and Penwest against IMPAX remain pending. We cannot predict the outcome of this litigation.

In February 2008, we along with our partner Penwest, received a notice from Actavis South Atlantic LLC, (Actavis), advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest.

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of oxymorphone hydrochloride extended release tablets. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, the Company and Penwest, filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On August 14, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest.

On February 20, 2009, Endo and Penwest settled all of the Actavis litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. Endo and Penwest agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets by the earlier of July 15, 2011, the last day Actavis would forfeit its 180-day exclusivity, and the date on which any third party commences commercial sales of a generic oxymorphone hydrochloride extended-release tablets, but not before November 28, 2010. Endo and Penwest also granted Actavis a license to produce and market other strengths of Opana® ER generic on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

On July 14, 2008, the Company received a notice from Sandoz, Inc. (Sandoz), advising of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, the Company and our partner Penwest filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

On or around November 17, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Penwest, filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana®ER, including enforcement of our intellectual property rights and approved labeling.

On September 12, 2008, the Company received a notice from Barr Laboratories, Inc. or Barr, advising of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on October 20, 2008, the Company and our partner Penwest filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

LecTec Corporation v. Chattem, Inc., et al.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells product that infringes one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against the Company. The Company intends to contest this case vigorously. However, we cannot predict the timing or outcome of this litigation.

Other Legal Proceedings

In addition to the above proceedings, we are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. Currently, we are not involved in any arbitration and/or other legal proceeding that we expect to have a material effect on our business, financial condition, results of operations and cash flows.

Leases

We lease automobiles and office and laboratory facilities under certain noncancelable operating leases that expire through 2018. These leases are renewable at our option. A summary of minimum future rental payments required under operating leases as of December 31, 2008 are as follows (in thousands):

Operating Leases
2009	$7,282
2010	4,714
2011	3,168
2012	2,521
2013	2,668
Thereafter	6,781

Total minimum lease payments	$27,134

Expense incurred under operating leases was $8.7 million, $6.1 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

16. Savings and Investment Plan and Deferred Compensation Plans

On September 1, 1997, we established a defined contribution Savings and Investment Plan covering all employees. Employee contributions are made on a pre-tax basis under section 401(k) of the Internal Revenue Code (the “Code”). We match up to six percent of the participants’ contributions subject to limitations under section 401(k) of the Code. Participants are fully vested with respect to their own contributions. Participants are fully vested with respect to our contributions after one year of continuous service. Contributions by us amounted to $7.2 million, $5.6 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2007, the Board of Directors (the “Board”) of Endo Pharmaceuticals Holdings Inc. adopted the Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) and the Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (the “401(k) Restoration Plan”) both effective as of January 1, 2008. Both plans cover employees earning over the Internal Revenue Code plan compensation limit, which would include the chief executive officer, chief financial officer and other named executive officers. The Deferred Compensation Plan allows for deferral of up to 50% of the bonus and up to 100% of restricted stock units granted, with payout to occur as elected either in lump sum or installments. Under the 401(k) Restoration Plan the participant may defer the amount of base salary and bonus that would have been deferrable under the Company’s Savings and Investment Plan (up to 50% of salary and bonus) if not for the qualified plan statutory limits on deferrals and contributions, and also provides for a company match on the first six percent of deferrals to the extent not provided for under the Savings and Investment Plan. Payment occurs after separation from service either in lump sum or installments as elected by the participant.

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

17. Net Income Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	2008	2007	2006
Numerator:
Net income available to common stockholders	$261,741	$227,440	$137,839

Denominator:
For basic per share data—weighted average shares	123,248	133,903	133,178
Effect of dilutive securities	472	622	733

For diluted per share data—weighted average shares	123,720	134,525	133,911
Basic net income per share	$2.12	$1.70	$1.03

Diluted net income per share	$2.12	$1.69	$1.03

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.

The Convertible Notes are considered to be Instrument X securities as defined by EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion; therefore, these notes would only be included in the dilutive earnings per share calculation using the treasury stock method when the average market price of our common stock is above the applicable conversion price of the Convertible Notes, or $29.20 per share. Under the treasury stock method, we would calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. SFAS No. 128, “Earnings Per Share” (“SFAS 128”), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. The treasury stock method will be applied when the warrant is in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included under the warrants is 1.3 million.

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive for the years ended December 31 (in thousands):

	2008	2007	2006
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	—	—
Employee stock-based awards	3,596	2,423	1,367

	17,890	2,423	1,367

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

18. Convertible Senior Subordinated Notes Due 2015

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. The initial purchaser’s discount, as well as certain other costs of the offering, have been recorded as a contra-liability account applied to the face amount of the Convertible Notes and are being amortized to interest expense utilizing the effective interest method. Interest is payable semi-annually in arrears on each April 15 and October 15 with the first interest payment being made on October 15, 2008. We recognized $5.7 million of interest expense for the year ended December 31, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

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

In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture. In addition, if we undergo a Fundamental Change before maturity of the Convertible Notes, we may be required to repurchase for cash all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. In accordance with SFAS 128, Earnings Per Share (“SFAS 128”), the shares that are contingently convertible have not been included in our diluted earnings per share calculation for the year ended December 31, 2008 as they are anti-dilutive.

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

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 13. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement.

The Company has reserved previously authorized shares of common stock for issuance pursuant to the aforementioned Convertible Notes transaction, the convertible note hedge transaction, and the warrant.

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

We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance in EITF Issue 00-19. The call options, warrants, and accelerated share repurchase agreement meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in our consolidated balance sheet as of December 31, 2008. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our condensed balance sheet as of December 31, 2008.

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

19. Subsequent Events

Grünenthal, GMBH

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünethal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropthic pain. Under the terms of the Grünenthal Agreement, Endo will pay Grünenthal approximately 22.4 million euros up-front, and possibly additional clinical, regulatory and approval milestones of up to an additional 21.7 million euros and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

Long-Term Incentive Compensation

In early 2009, long-term incentive compensation in the form of approximately 1.6 million stock options and 0.9 million restricted stock units were granted to employees. Stock options will vest over four years and expire ten years from the date of the grant. Restricted stock units will vest over four years. The exercise price of the options granted was equal to the closing price on the dates of grant. The grant date fair value of the stock options and restricted stock units granted was approximately $31 million.

Acquisition of Indevus Pharmaceuticals, Inc.

On February 23, 2009, BTB Purchaser Inc. (“Purchaser”), a Delaware corporation and a wholly-owned subsidiary of Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Parent”), completed its initial tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.001 per share (the “Shares”), of Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), at a price of $4.50 per Share, net to the seller in cash (less any required withholding taxes and without interest), plus contractual rights to receive up to an additional $3.00 per Share in contingent cash consideration payments (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009, by and among Parent, Purchaser and Indevus (as amended, the “Merger Agreement”). Indevus was advised by the depositary for the Offer that, as of the expiration of the Offer, a total of 61,358,944 Shares were validly tendered and not withdrawn (including Shares delivered through notices of guaranteed delivery), representing approximately 77% of the Shares outstanding. On February 23, 2009, Parent announced that Purchaser had accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn prior to the expiration of the Offer. On that same day, Purchaser paid $276 million in aggregate initial cash consideration for the Shares tendered to the depositary and Parent entered into the Nebido Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Share in contingent cash consideration payments, in accordance with the terms of the Offer. Additionally, the Purchaser placed $175 million in escrow until December 2009 to fund the potential Nebido Contingent Cash Agreement.

On February 23, 2009, Parent also announced that Purchaser had commenced a subsequent offering period for all remaining untendered Shares. Indevus was advised by the depositary for the Offer that, as of the expiration of the subsequent offering period, an additional 2,238,757 Shares were validly tendered and not withdrawn, which together with the 61,358,944 Shares previously tendered represents approximately 80% of the Shares outstanding. The Company intends to acquire 100% of the outstanding shares of Indevus, either through the commencement of subsequent offering periods or a long-form merger.

The $286.2 million in initial cash consideration paid and payable to holders of Shares tendered during the initial and subsequent offer periods has been, and any cash payable to holders of Shares tendered during any additional subsequent offering period and for Shares to be converted into the right to receive the Offer Price upon the merger of Purchaser with and into Indevus pursuant to the Merger Agreement, whereby Indevus will become a wholly owned subsidiary of Parent (the “Merger”), has been and will be provided by cash on hand at Parent and its subsidiaries. The total upfront payment for 100% of the shares and existing equity awards is approximately $370 million.

Indevus Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology and endocrinology.

Indevus’s approve products include the following:

•

Sanctura® (trospium chloride) was launched by Indevus in August 2004. Sanctura® is indicated for the treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Indevus currently co-promotes Sanctura® in the U.S. with its marketing partner, Allergan, Inc.

•

Sanctura XR™ (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. Indevus currently co-promotes Sanctura® XR in the U.S. with its marketing partner, Allergan, Inc.

•

Supprelin® LA was launched by Indevus in June 2007. Supprelin® LA is 12-month hyrdogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, has been designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormonereleasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® has been approved and is being marketed in Argentina.

•

Dalatestryl® is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Dalatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

•

Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device. The Hydron® Implant is designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. This technology serves as the basis for two currently marketed products of Indevus: Vantas® and Supprelin® LA. V

•

Valstar™ is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (“BCG”)-refractory carcinoma in situ (“CIS”) of the urinary bladder. Valstar™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (“sNDA”) to the FDA seeking approval to reintroduce Valstar and in February 2009 obtained FDA approval of its sNDA for Valstar™. We intend to begin to market Valstar™ during the second half of 2009.

Indevus’s primary development products include the following:

•

Nebido® is a long-acting injectable testosterone preparation for the treatment of male hypogonadism. Nebido® is expected to be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. Indevus acquired U.S. rights to Nebido® from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy and re-submission (complete response) of the NDA for Nebido® is expected in the first quarter of calendar 2009.

•

PRO 2000, currently in Phase III clinical trials, is a candidate topical microbicide for the prevention of sexually transmitted infections including infection by the Human Immunodeficiency Virus (HIV), the cause of Acquired Immunodeficiency Syndrome (AIDS). The compound is believed to block the entry of sexually transmitted disease (STD) pathogens into human cells. In addition to its demonstrated activity against HIV infection in laboratory tests and animal models, PRO 2000 has been shown to be active against other STD pathogens such as herpes, chlamydia, and the bacterium that causes gonorrhea. Designed to be applied vaginally prior to sexual intercourse, PRO 2000 promises to offer a discreet “safer sex” option that can be controlled by women.

•

Octreotide implant, currently in Phase III clinical trials, utilizes Indevus’s patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH), for the treatment of acromegaly.

The acquisition of Indevus reflects our desire to expand our business beyond pain management into complementary medical areas where we can be innovative and competitive. We believe this expansion of our product line has significant growth potential because of the therapeutic value of the Indevus product portfolio, the unique expertise of both companies, and the demographic, health care and reimbursement trends that favor the consideration of new products to address unmet needs in urology and endocrinology.

These trends demand that pharmaceutical companies become better health care partners with physicians and managed care organizations by offering a range of new products and technologies in related medical specialties that achieve better outcomes for patients. This transaction represents a unique opportunity for us to achieve these goals. The combined company will market products through three specialty sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology. We believe this will make Endo a stronger competitor, a more valuable health care supplier and a more successful company.

The Company will account for this acquisition under the SFAS 141(R), Business Combinations (“SFAS 141(R)”), which the Company will adopt on January 1, 2009. The Company will include Indevus’s results of operations in our consolidated financial statements beginning on February 23, 2009, the acquisition date. Under SFAS 141(R), we are required to recognize the assets acquired and liabilities assumed at their fair value as of the acquisition date. Given the date on which we acquired a controlling financial interest in Indevus, we are unable to provide the acquisition date fair value of assets acquired, liabilities assumed and noncontrolling interest. Accordingly, we are also unable to provide a qualitative description of the factors that make up goodwill to be recognized, if any, such as expected synergies from combining operations with Indevus, intangible assets that do not qualify for separate recognition, or other factors. We have also not provided supplemental pro forma financial information required under SFAS 141(R) as it is impracticable to do so. The presentation of supplemental pro forma financial information requires an assessment of pro forma adjustments to arrive at a fair presentation of the combined entity. Given the date we acquired a controlling financial interest in Indevus, we have not yet completed our assessment of these pro forma adjustments.

Transaction costs will be recorded to selling, general and administrative expenses in the consolidated statements of operations.

In the event that Indevus receives an approval letter from the FDA with respect to the Nebido® NDA on or before the third anniversary of the time at which we purchase Shares in the Offer, then Purchaser will, subject to the terms described below, (i) pay an additional $2.00 per Share to stockholders of Indevus whose Shares are accepted for payment in connection with the Offer, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that does not contain a “boxed warning” or alternatively, (ii) pay an additional $1.00 per Share to stockholders of Indevus whose Shares are accepted for payment in connection with the Offer, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that contains a “boxed warning”. In the event that either a Nebido® With Label Approval or a Nebido® Without Label Approval has not been obtained prior to the third anniversary of the Effective Time, then Purchaser will not pay, and tendering stockholders shall not receive, the Nebido® With Label Contingent Cash Consideration Payment or the Nebido® Without Label Contingent Cash Consideration Payment, as applicable.

Further, in the event that the Nebido® Without Label Approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect that net sales of Nebido® of at least $125,000,000, on or prior to the fifth anniversary of the date of the first commercial sale of Nebido®, then

Purchaser will, subject to the terms described below, pay an additional $1.00 per Share to stockholders of Indevus whose Shares are accepted for payment in connection with the Offer. In the event that the Nebido® Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of Nebido® then Purchaser will not pay, and tendering stockholders shall not receive, the Nebido® Net Sales Contingent Cash Consideration Payment.

Given the date we acquired a controlling financial interest in Indevus, we are still in the process of estimating the range of outcomes associated with these contingent cash consideration payments for purposes of recognizing their acquisition date fair value. As a result we are unable to disclose the amount to acquisition date fair value to be recognized for these contingencies or the estimated range of outcomes associated with these contingent cash consideration payments. The total contingent consideration could be up to approximately $270 million.

20. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2008(1)
Net sales	$290,271	$306,161	$316,768	$347,336
Gross profit	$233,737	$243,168	$245,741	$270,655
Operating income	$85,153	$82,064	$107,327	$112,930
Net income	$59,528	$59,025	$68,246	$74,942
Net income per share (basic)	$0.44	$0.48	$0.57	$0.64
Net income per share (diluted)	$0.44	$0.48	$0.57	$0.64
Weighted average shares (basic)	134,141	122,985	119,439	116,544
Weighted average shares (diluted)	134,652	123,531	119,954	116,894

2007(2)
Net sales	$254,409	$257,147	$269,470	$304,582
Gross profit	$204,784	$202,457	$218,461	$242,537
Operating income	$82,910	$86,372	$80,338	$67,606
Net income	$57,149	$60,546	$59,147	$50,598
Net income per share (basic)	$0.43	$0.45	$0.44	$0.38
Net income per share (diluted)	$0.43	$0.45	$0.44	$0.38
Weighted average shares (basic)	133,629	133,820	133,915	134,105
Weighted average shares (diluted)	134,277	134,504	134,611	134,632

Quarterly and year to date computations of per share amounts are made independently; therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year.

(1)	Operating income for the year ended December 31, 2008 was impacted by milestone payments to partners of $6.5 million in the first quarter, milestone reversals of $4.5 million in the second quarter and $6.9 million in the fourth quarter. Operating income for the year ended December 31, 2008 was also impacted by (1) the impairment of long-lived assets of $11.2 million in the second quarter and $1.5 million in the third quarter; (2) separation benefits of $3.3 million in the first quarter, $6.4 million in the second quarter, and $1.6 million in the third quarter; (3) contract termination costs of $5.1 million in the third quarter and (4) changes in the fair value of financial instruments recorded as a net charge to earnings of $3.3 million in the fourth quarter.
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

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

Exhibit No.	Title
10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo Pharmaceuticals Holdings Inc. and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on From 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

Exhibit No.	Title
10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on From 8-K dated January 11, 2007)

10.18.2	Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

Exhibit No.	Title
10.26	Separation Agreement, dated as of September 8, 2008, between the Endo Pharmaceuticals Holdings Inc. and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 8, 2008)

10.27	[Intentionally Omitted]

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo Pharmaceuticals Holdings Inc. and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008).

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.32.1*	Amendment to the Sales and Marketing Services Agreement, dated as of January 29, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC

10.33	[Intentionally Omitted]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	[Intentionally Omitted]

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

Exhibit No.	Title
10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	[Intentionally Omitted]

10.42.2	[Intentionally Omitted]

10.42.3	[Intentionally Omitted]

10.42.4	[Intentionally Omitted]

10.42.5	[Intentionally Omitted]

10.43	[Intentionally Omitted]

10.43.1	[Intentionally Omitted]

10.43.2	[Intentionally Omitted]

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

Exhibit No.	Title
10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan

Exhibit No.	Title
10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009, to the Agreement and Plan of Merger, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo Pharmaceuticals Holdings Inc., BTB Purchaser Inc. and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.53	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated January 5, 2009)

10.54	Nebido® Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company.

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company.

10.56	Memorandum of Understanding, dated February 4, 2009, by and among (i) Wolf Popper LLP, counsel for Plaintiff Arthur Gober, CBM IRA Beneficiary Custodian, Beneficiary of Jerome Gober, (ii) Skadden, Arps, Slate, Meagher & Flom LLP, counsel for Defendants Endo Pharmaceuticals Holdings Inc. and BTB Purchaser Inc., (iii) The Weiser Law Firm, P.C., counsel for Plaintiff Martin Wexler, (iv) Young Conaway Stargatt & Taylor, LLP, counsel for Defendants Indevus Pharmaceuticals, Inc., Glenn L. Cooper, Andrew Ferrara, James C. Gale, Michael E. Hanson, Stephen C. McCluski, Cheryl P. Morley and Malcolm Morville, (v) Levi & Korsinsky LLP, counsel for Plaintiff Malena C. Schroeder and (vi) Johnson Bottini LLP, counsel for Plaintiff H. Steven Mishket (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2009)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.