Form 10-Q
period 2009-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2009-05-11
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of April 30, 2009: 117,155,344

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements, including estimates of future net sales, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in our Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in our Annual Report on Form 10-K include those factors described herein under the caption “Risk Factors” and in documents incorporated herein by reference, including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

i

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of most of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total net sales;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

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

•

the holders of our 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the Convertible Notes. Such a repurchase could require significant amounts of cash and could adversely affect our financial condition; and

•	our ability to successfully integrate Indevus Pharmaceuticals, Inc.

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K, and 8-K reports to the Securities and Exchange Commission (or SEC). Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$394,157	$775,693
Restricted cash	180,805	—
Marketable securities	—	6,500
Accounts receivable, net	361,709	246,326
Income taxes receivable	—	1,600
Inventories	94,708	80,656
Prepaid expenses and other current assets	18,600	24,515
Deferred income taxes	102,779	48,404

Total current assets	1,152,758	1,183,694

MARKETABLE SECURITIES	231,090	239,204
AUCTION-RATE SECURITIES RIGHTS, at fair value	33,587	27,321
PROPERTY AND EQUIPMENT, Net	50,006	44,378
GOODWILL	283,569	181,079
OTHER INTANGIBLES, Net	780,428	205,055
OTHER ASSETS	29,465	28,002

TOTAL ASSETS	$2,560,903	$1,908,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,652	$160,468
Accrued expenses	302,914	226,005
Estimated amount due seller	134,130	—
6.25% convertible notes payable	71,749	—
Income taxes payable	34,288	—

Total current liabilities	692,733	386,473

DEFERRED INCOME TAXES	123,380	1,270
ESTIMATED AMOUNT DUE SELLER	40,220	—
CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	247,268	243,150
NON-RECOURSE NOTES PAYABLE	115,143	—
OTHER LIABILITIES	90,628	70,729
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 134,870,772 and 134,302,004 shares issued; 117,154,469 and 116,585,701 outstanding at March 31, 2009 and December 31, 2008, respectively	1,349	1,343
Additional paid-in capital	799,853	793,285
Retained earnings	877,992	838,955
Accumulated other comprehensive loss	(2,847)	(1,656)
Treasury stock, 17,716,303 shares at March 31, 2009 and December 31, 2008	(424,816)	(424,816)

Total stockholders’ equity	1,251,531	1,207,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,560,903	$1,908,733

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
NET SALES	$335,300	$290,271

COSTS AND EXPENSES:
Cost of sales	83,009	56,534
Selling, general and administrative	120,006	115,002
Research and development	28,414	33,582
Acquisition-related costs	26,405	—

OPERATING INCOME	77,466	85,153

INTEREST EXPENSE (INCOME), net of interest income of $1,140 and interest expense of $270, respectively	7,593	(9,265)
OTHER EXPENSE, NET	1,105	282

INCOME BEFORE INCOME TAX	68,768	94,136
INCOME TAX	29,731	34,608

NET INCOME	$39,037	$59,528

NET INCOME PER SHARE:
Basic	$0.33	$0.44
Diluted	$0.33	$0.44
WEIGHTED AVERAGE SHARES:
Basic	116,822	134,141
Diluted	117,209	134,652

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$39,037	$59,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,915	7,304
Stock-based compensation	1,937	4,397
Amortization of debt issuance costs and premium / discount	4,914	70
Selling, general and administrative expenses paid in shares of common stock	64	—
Deferred income taxes	(5,744)	(4,267)
Interest earned on marketable securities	(1,150)	(4,543)
Gain on disposal of property and equipment	(114)	(15)
Gain on auction-rate securities rights	(6,266)	—
Unrealized loss on trading securities	6,094	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(101,658)	18,521
Inventories	1,756	(12,982)
Note receivable	—	(416)
Prepaid and other assets	6,946	6,677
Accounts payable	(12,179)	(25,126)
Accrued expenses	49,672	4,287
Other liabilities	868	858
Income taxes receivable/payable	35,939	21,160

Net cash provided by operating activities	35,031	75,453

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,409)	(7,262)
Purchases of available-for-sale securities	—	(134,211)
Proceeds from sales of available-for-sale securities	6,650	363,525
Principal payments on note receivable	—	3,333
License fees	—	(85,000)
Acquisition, net of cash acquired	(249,546)	(15,000)
Funding of acquisition-related escrow	(175,000)	—
Other investments	(1,250)	—

Net cash (used in) provided by investing activities	(423,555)	125,385

FINANCING ACTIVITIES:
Capital lease obligations repayments	(55)	(395)
Tax sharing payments to Endo Pharma LLC	—	(343)
Tax benefits of stock awards	666	22
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	6,377	93

Net cash provided by (used in) financing activities	6,988	(623)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(381,536)	200,215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	775,693	350,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$394,157	$550,540

SUPPLEMENTAL INFORMATION:
Interest paid	$6	$13
Income taxes paid	$1,792	$17,015
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment financed by capital leases	$40	$416
Accrual for purchases of property and equipment	$493	$1,886
Settlement of note receivable	$—	$(46,667)
Acquisition of license rights	$—	90,657

In connection with the purchase of all of the capital stock of Indevus Pharmaceuticals, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$1,013,724	$—
Cash paid for the capital stock	(367,221)	—
Contingent consideration	(174,350)	—

Liabilities assumed	$472,153	$—

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (referred to as the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

On February 23, 2009, the Company acquired Indevus Pharmaceuticals, Inc. (Indevus). Accordingly, as of February 23, 2009, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our consolidated results of operations include Indevus’s operating results from February 23, 2009 through March 31, 2009.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008 is derived from the Company’s audited financial statements at that date and has been adjusted as a result of our retrospective adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 2. Recent Accounting Pronouncements and Note 12. Debt, for further details. The Condensed Consolidated Balance Sheet as of December 31, 2008 does not include all of the information and footnotes required by generally accepted accounting principles (referred to as GAAP) for complete financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB or the Board) issued SFAS No.157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 became effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS, we elected the fair value option for the auction-rate securities rights (See Note 3).

On September 12, 2008, the FASB issued FASB Staff Position SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP SFAS 133-1 and FIN 45-4). FSP SFAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance of a guarantee. FSP SFAS 133-1 and FIN 45-4 became effective for the first interim or annual reporting period that ends after November 15, 2008. We adopted FSP SFAS 133-1 and FIN 45-4 in November 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

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

On December 11, 2008 the FASB issued FASB Staff Position SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. FSP SFAS 140-4 and FIN 46(R)-8 became effective for the first interim or annual reporting period that ends after December 15, 2008. We adopted FSP SFAS 140-4 and FIN 46(R)-8 in December 2008. The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 became effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. We have adopted EITF 07-1 as of January 1, 2009. The adoption of EITF 07-1 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS 141(R) Business Combinations (SFAS 141(R)) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and became effective for fiscal years, beginning on or after December 15, 2008. We have adopted SFAS 141(R) and SFAS 160 as of January 1, 2009. The adoption of SFAS 141(R) had a material impact on the accounting for our merger with Indevus Pharmaceuticals, Inc. in February of 2009. See Note 5 for further discussion. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP SFAS 141(R)-1), which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The Board voted to carry forward the requirements in SFAS 141, for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). FSP SFAS 141(R)-1 became effective for fiscal years, beginning on or after December 15, 2008. We have adopted FSP SFAS 141(R)-1 as of January 1, 2009. See Note 5 for further discussion.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted FSP 142-3 as of January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of FSP APB 14-1 are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have adopted FSP APB 14-1 as of January 1, 2009. The adoption of FSP APB 14-1 will result in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes. See Note 12 for further details.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We have adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material effect on our results of operations or financial position.

In June 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). The consensus in EITF 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The consensus in EITF 07-5 supersedes EITF 01-6 and became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 as of January 1, 2009. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Accounting Considerations (EITF 08-6). The application of the equity method is affected by the accounting for business combinations under SFAS 141(R) and the accounting for consolidated subsidiaries under SFAS 160. Therefore, the objective of EITF 08-6 is to clarify how to account for certain transactions and impairment considerations involving equity method investments. EITF 08-6 became effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. EITF 08-6 is to be applied prospectively. We adopted EITF 08-6 as of January 1, 2009. The adoption of EITF 08-6 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). While the guidance in SFAS 141(R) governs initial recognition and measurement of defensive intangible assets, EITF 08-7 was issued to clarify how defensive intangible assets acquired in a business combination or an asset acquisition should be accounted for subsequent to their acquisition. A defensive intangible asset is defined as an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to prevent others from using. EITF 08-7 requires a defensive intangible asset to be accounted for as a separate unit of accounting and assigned a useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. EITF 08-7 became effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted EITF 08-7 as of January 1, 2009. The adoption of EITF 08-7 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Accounting Pronouncements Issued But Not Yet Adopted

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). FSP SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased in relation to normal market activity for the asset or liability. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 157-4 must be accompanied by early adoption of FSP SFAS 115-2 as described below. The Company has not adopted FSP SFAS 157-4 early. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on our consolidated results of operations, cash flows and financial position.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2). FSP SFAS 115-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP SFAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 115-2 must be accompanied by early adoption of FSP SFAS 157-4 as described above. The Company has not adopted FSP SFAS 115-2 early. The Company is currently evaluating the impact of adopting FSP SFAS 115-2 on our consolidated results of operations, cash flows and financial position.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 107-1 must be accompanied by early adoption of FSP SFAS 115-2 and FSP SFAS 157-4 as described above. The Company has not adopted FSP SFAS 107-1 early. The Company is currently evaluating the impact of adopting FSP SFAS 107-1 on our consolidated results of operations, cash flows and financial position.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets and liabilities. As of January 1, 2009, we also adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

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

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities and auction-rate securities rights as described in more detail below. The Company’s available-for-sale and trading securities include auction-rate securities which consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have credit ratings of Baa1 or better.

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

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At March 31, 2009, (the measurement date), the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy described in Note 2 because significant judgments are required to determine fair value at the measurement date.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of March 31, 2009, we had Eligible Auction-Rate Securities with original par value of $247.4 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

In addition, as part of the UBS Offer, Endo is eligible for “no net cost” loans, should we desire to borrow money prior to the commencement of the exercise period for the Rights. Under the terms of the UBS Offer, Endo may be eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. If and as soon as UBS receives proceeds from a purchase of the Eligible Auction-Rate Securities, the loans will become partially payable in the amount of the proceeds.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the impaired securities until their anticipated recovery. Accordingly, we can no longer assert that we have the intent to hold the auction-rate securities until anticipated recovery. As a result, during the fourth quarter of 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million recorded in earnings. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million impairment charge.

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, during the fourth quarter of 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in earnings.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. During the three-month period ended March 31, 2009, the fair value of these securities decreased by $6.1 million which was recorded as a charge to earnings and included in other expense, net in the Condensed Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities Rights

In November 2008, we elected the fair value option under SFAS 159 for our auction-rate securities rights. As further described in Note 2, SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of our SFAS 159 election, the fair value of the auction-rate securities rights will be re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the auction-rate securities rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As of December 31, 2008 the fair value of our auction-rate securities rights was $27.3 million. At March 31, 2009, the fair value of our auction-rate securities rights increased to $33.6 million to reflect the fair value measurement of the auction-rate securities rights at that date. The increase in fair value from December 31, 2008 to March 31, 2009 of $6.3 million was recognized in earnings and included in other expense, net in the Condensed Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings in accordance with SFAS 159.

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

To calculate a price for our auction-rate securities, the Company calculates times to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the times to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The weighted average life used for each security representing time to maturity ranges from 4 to 8 years. The weighted average life measured across the entire auction-rate portfolio is approximately seven (7) years.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on March 31, 2009 ranged from 4.25% to 4.69%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At March 31, 2009, the spreads over the base rate for our securities applied to our securities ranged from 270 basis points to 771 basis points.

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

At March 31, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $227.7 million, representing a 17%, or $38.6 million discount from their original purchase price or par value. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $6.2 million at March 31, 2009, reflecting the change in fair value for the three months ended March 31, 2009, which the Company attributes to liquidity issues rather than credit issues. The portion of this decline in fair value related to the Eligible Auction-Rate Securities was $6.1 million and was recorded in earnings as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.1 million reduction in shareholders’ equity in accumulated other comprehensive loss. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors.

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

At March 31, 2009, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $33.6 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$44,879	$—	$—	$44,879
Auction-rate securities	—	—	227,670	227,670
Auction-rate securities rights	—	—	33,587	33,587
Equity securities	3,420	—	—	3,420

Total	$48,299	$—	$261,257	$309,556

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended March 31, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2009	$234,005	$27,321	$261,326
Transfers to Level 3	—	—	—
Securities sold or redeemed	(150)	—	(150)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	(6,094)	6,266	172
Unrealized loss included in other comprehensive loss	(91)	—	(91)

Balance at March 31, 2009	$227,670	$33,587	$261,257

At March 31, 2009, the fair value of the Company’s trading securities was $210.7 million. The following is a summary of available-for-sale securities held by the Company as of March 31, 2009 and December 31, 2008 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2009:
Money market funds	$44,879	$—	$—	$44,879

Total included in cash and cash equivalents	44,879	—	—	44,879

Auction-rate securities	18,800	—	(1,820)	16,980
Equity securities	5,000	—	(1,580)	3,420

Long-term marketable securities	23,800	—	(3,400)	20,400

Total available-for-sale securities	$68,679	$—	$(3,400)	$65,279

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2008:
Money market funds	$356,867	$—	$—	$356,867

Total included in cash and cash equivalents	356,867	—	—	356,867
Auction-rate securities	18,800	—	(1,729)	17,071
Equity securities	5,000	199	—	5,199

Long-term available-for-sale securities	23,800	199	(1,729)	22,270

Total available-for-sale securities	$380,667	$199	$(1,729)	$379,137

Equity securities included in Long-term Marketable Securities in the Condensed Consolidated Balance Sheets consists of publicly traded equity securities which are not held to support current operations. Accordingly, they are classified as non-current assets. Money market funds represent a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. As of March 31, 2009 and December 31, 2008 $44.3 million and $356.4 million, respectively, of our money market funds are held in funds that solely invest in U.S. Treasury Bills.

During the three-month period ended March 31, 2009, we sold $6.7 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the three-month period ended March 31, 2009 and 2008.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of April 30, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Caa1 by Moody’s and BBB by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of March 31, 2009 and December 31, 2008 (in thousands):

As of March 31, 2009	Underlying Credit Rating(1)
	AAA	AA	A	Baa1	Total
Underlying security:
Student loans	$139,602	$4,673	$61,411	$21,984	$227,670

Total auction-rate securities included in long-term marketable securities	$139,602	$4,673	$61,411	$21,984	$227,670

As of December 31, 2008	Underlying Credit Rating(1)
	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2009, the yields on our long-term auction-rate securities ranged from 0.84% to 1.34%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2009, the weighted average yield for our long-term auction-rate securities was 1.09%. Total interest earned on our auction-rate securities during the three-month periods ended March 31, 2009 and 2008 was $0.8 million and $5.2 million, respectively. Further, the issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	16,980	18,800	17,071
Equity securities	5,000	3,420	5,000	5,199

Total	$23,800	$20,400	$23,800	$22,270

4. INVENTORIES

Inventories are comprised of the following at March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$10,361	$7,157
Work-in-process	16,637	10,131
Finished goods	67,710	63,368

Total	$94,708	$80,656

5. ACQUISITIONS

Indevus Pharmaceuticals, Inc.

On February 23, 2009 (the Acquisition Date), the Company, completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus Pharmaceuticals, Inc., a Delaware corporation (Indevus). On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through extensions of the Offer and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $367 million in aggregate initial cash consideration for the Indevus Shares tendered to the depositary and entered into the Nebido® Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million. As of the date hereof, Endo has paid the entire cost of (i) the initial cash consideration in respect of the Indevus Shares and (ii) the outstanding unexercised options. Endo funded the acquisition with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

Indevus Pharmaceuticals, Inc. was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology and endocrinology.

Indevus’s approved products include the following:

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

•

Supprelin® LA was launched by Indevus in June 2007. Supprelin® LA is 12-month hydrogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, has been designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® has been approved and is being marketed in Argentina.

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

•

Valstar™ is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder. Valstar™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar™ and in February 2009 obtained FDA approval of its sNDA for Valstar™. We currently intend to begin to market Valstar™ during the second half of 2009.

Indevus’s primary development products include the following:

•

A long-acting injectable testosterone preparation for the treatment of male hypogonadism that we have historically referred to as Nebido®. Nebido® is expected to be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. Indevus acquired U.S. rights to Nebido® from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the U.S. Food and Drug Administration (FDA) accepted for review the complete response submission to the new drug application for Nebido® intramuscular injection. The FDA is targeting September 2, 2009 as the action date for a decision on this application. On May 6, 2009, we received notice from the FDA that Nebido® is unacceptable as a proprietary name. The Company is currently preparing a request for review for a new proprietary name for this product.

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

•

Octreotide implant, currently in Phase III clinical trials for the treatment of acromegaly, utilizes Indevus’s patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH). Octreotide is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. The Octreotide implant is also currently in Phase II trials for the treatment of carcinoid syndrome.

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive. The combined company will market products through four field sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology.

The operating results of Indevus from February 23, 2009 to March 31, 2009 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The Acquisition Date fair value of the total consideration transferred was $541.6 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$367,221
Contingent consideration	174,350

Total	$541,571

The Contingent Consideration relates to the amounts payable under the Nebido® Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement. In the event that Indevus receives an approval letter from the FDA with respect to the Nebido® NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that does not contain a “boxed warning” (Nebido® With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that contains a “boxed warning” (Nebido® Without Label). In the event that either a Nebido® With Label Approval or a Nebido® Without Label Approval has not been obtained prior to the third anniversary of the Effective Time, then the Company will not pay, and the former stockholders shall not receive, the Nebido® With Label Contingent Cash Consideration Payment or the Nebido® Without Label Contingent Cash Consideration Payment, as applicable.

Further, in the event that the Nebido® Without Label Approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect net sales of Nebido® of at least $125.0 million, on or prior to the fifth anniversary of the date of the first commercial sale of Nebido®, then the Company will, subject to the terms described below, pay an additional $1.00 per Share to the former stockholders of Indevus. In the event that the Nebido® Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of Nebido® then Purchaser will not pay, and tendering stockholders shall not receive, the Nebido® Net Sales Contingent Cash Consideration Payment.

Endo has deposited $175.0 million in cash with a paying agent pursuant to the terms of the Nebido® Contingent Cash Consideration Agreement, which amount is consistent with the aggregate amount payable to the former Indevus stockholders if the Nebido® approval is obtained and is not subject to a “boxed warning” label (described above) by the FDA, and will be paid to the former Indevus stockholders under the terms of the Nebido® Contingent Cash Consideration Agreement. This amount is included in our restricted cash balance in the accompanying Condensed Consolidated Balance Sheet and is restricted through December 15, 2009.

The range of the undiscounted amounts the Company could pay under the Nebido® Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the Nebido® contingent consideration recognized on the acquisition date is $134.1 million and represents the current portion of the estimated amount due seller line item in the Condensed Consolidated Balance Sheets. We determined the fair value of the Nebido® contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. Under the Nebido® Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former shareholders of Indevus. These scenarios are (1) obtaining a Nebido® With Label approval, (2) obtaining a Nebido® Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of Nebido® should the Nebido® Without Label approval be obtained. The fourth scenario is Nebido® not receiving approval within three years of the Acquisition Date, which would result in no payment to the former shareholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of Nebido®. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

Similarly, in the event that an approval letter from the FDA is received with respect to an Octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the Acquisition Date, then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus (such payment, the Octreotide Contingent Cash Consideration Payment). In the event that an Octreotide Approval has not been obtained prior to the fourth anniversary of the Acquisition Date, then the Company will not pay, and the former stockholders shall not receive, the Octreotide Contingent Cash Consideration Payment.

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Consideration Agreement is between $0 and approximately $91 million. The fair value of the Octreotide contingent consideration recognized on the acquisition date is $40.2 million and represents the long-term portion of the estimated amount due seller line item in the Condensed Consolidated Balance Sheets. We determined the fair value of the Octreotide Contingent Consideration Agreement based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) FDA approval with respect to an Octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the Acquisition Date or (2) no FDA approval with respect to an Octreotide NDA on or before the fourth anniversary of the Acquisition Date. Each scenario was assigned a probability based on the current development stage of Octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

As of March 31, 2009, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition of Indevus.

In addition to the potential payouts under the Nebido® Contingent Consideration Agreement and the Octreotide Contingent Consideration Agreement the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s previously consummated acquisition of Valera Pharmaceuticals, Inc (Valera Contingent Consideration) on April 18, 2007. The pre-existing contingent consideration related to the rights of Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved within five years of the closing of Indevus’s acquisition of Valera, or April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments. These amounts would only be payable upon the approval of the Octreotide implant.

In accordance with SFAS 141(R), the Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the acquisition date is $13.7 million and is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the Nebido® and Octreotide Contingent Cash Consideration Agreements, except that the probabilities associated with the Nebido® Contingent Cash Consideration Agreement have been compounded further by the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the Acquisition Date. This is due to the fact that the Valera Contingent Consideration will not be paid unless Octreotide for the treatment of acromegaly is approved.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

February 23, 2009
Cash and cash equivalents	$117,675
Accounts receivable	13,725
Inventories	15,808
Prepaid and other current assets	8,327
Property, plant and equipment	8,266
Other intangible assets	586,900
Deferred tax assets	159,769
Other non-current assets	764

Total identifiable assets	$911,234

Accounts payable	$(5,081)
Accrued expenses	(27,357)
Convertible notes	(71,682)
Non-recourse notes	(115,235)
Deferred tax liabilities	(234,599)
Other non-current liabilities	(18,199)

Total liabilities assumed	(472,153)

Net identifiable assets acquired	$439,081
Goodwill	$102,490

Net assets acquired	$541,571

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

Of the $586.9 million of acquired intangible assets, $312.9 million was provisionally assigned to in-process research and development. The remaining $274.0 million was provisionally assigned to License Rights and is subject to a provisional weighted average useful life of approximately 12 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
ValstarTM	$62.0	n/a
Nebido®	120.0	n/a
Octreotide	75.0	n/a
Pagoclone	24.0	n/a
Pro 2000	30.0	n/a
Other	1.9	n/a

Total	$312.9	n/a

License Rights:
Hydron® Polymer	$25.0	17
Vantas®	22.0	6
Sanctura® Franchise	90.0	14
Supprelin® LA	136.0	10
Other	1.0	4

Total	$274.0	12

Total intangible assets	$586.9

The fair value of the in-process research and development (IPR&D) assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method pursuant to SFAS 157. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to out-license the technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and Octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer Technology also includes an existing royalty of 3% payable by the Company to the Population Council based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 15% to 19%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with a market participant’s perspective.

The $102.5 million of goodwill is currently assigned to our pharmaceutical products segment, which is our only segment as of March 31, 2009. This assignment is subject to change as this business combination could lead to additional reportable segments in the future. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Indevus.

The deferred tax assets of $159.8 million are related principally to federal net operating loss carryforwards of Indevus Pharmaceuticals, Inc. and subsidiaries. The deferred tax liabilities of $234.6 million related principally to the difference between the book basis and tax basis of identifiable intangible assets. To the extent of any change to the provisional fair values of the intangible assets or other items there also would be a change to the related deferred tax assets and liabilities that have been recorded at the acquisition date.

The Company recognized $26.4 million of acquisition-related costs that were expensed in the current period. These costs are included in line item entitled “Acquisition-related costs” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Investment bank fees	$13,030
Accounting / legal	5,889
Separation costs	6,969
Other	517

Total	$26,405

The amounts of revenue and net loss of Indevus included in the Company’s Condensed Consolidated Statements of Operations from the Acquisition date to the period ending March 31, 2009 are as follows (in thousands, except per share data):

Revenue and Losses included in the Condensed Consolidated Statements of Operations from February 23, 2009 to March 31, 2009
Revenue	$7,916
Net loss	$(11,252)
Basic and diluted loss per share	$(0.10)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the three months ended March 31, 2009 and on January 1, 2008 for the three months ended March 31, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2008 or January 1, 2009, nor are they indicative of any future results.

	Quarter ended
Pro forma consolidated results (in thousands, except per share data):	March 31, 2009	March 31, 2008
Revenue	$345,599	$305,211
Net income	$21,913	$20,914
Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.16

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Indevus to reflect a different revenue recognition model, the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets, unfavorable leases and current and long-term debt, had been applied on January 1, 2009 or 2008, as applicable, together with the consequential tax effects.

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

6. LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (referred to as the Voltaren ® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc., (referred to as Novartis), to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (diclofenac sodium topical gel) 1% (referred to as Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations as defined in the Voltaren® Gel Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during the three months ended March 31, 2009 or 2008. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset over its estimated useful life of approximately 5 years.

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

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (referred to as an OTC Switch) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement, provided that, and subject to certain limitations and provisions as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold as defined in the Voltaren® Gel Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., or Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three-month periods ended March 31, 2009 and 2008 we recorded $19.0 million and $20.0 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of March 31, 2009, Endo has recouped approximately $9.4 million of these unfunded development costs.

Royalties will be reduced by fifty percent (50%) until we recoup our previously recognized unfunded development costs, after which time royalties will be payable on annual net sales based on the royalty rates described above. In September 2008, the $41 million royalty threshold was met. As a result, we began incurring royalties on the net sales of Opana® ER. Such royalties will be reduced by fifty percent (50%) until we recoup Penwest’s share of the unfunded development costs of $28 million, after which time royalties will be payable on annual net sales based on the royalty rates described above. During the three months ended March 31, 2009, we recorded in costs of sales, royalties on the net sales of Opana® ER of approximately $4.4 million. No royalties were payable during the three months ended March 31, 2008.

Vernalis Development Limited

In July 2004, we entered into a license agreement and a loan agreement with Vernalis Development Limited, or Vernalis, under which Vernalis agreed to license exclusively to us rights to market Frova® (frovatriptan succinate) in North America. Launched in the U.S. in June 2002, Frova® is indicated for the acute treatment of migraine headaches in adults. Under the terms of the license agreement, we paid Vernalis an upfront fee of $30 million and were required to make anniversary payments for the first two years at $15 million in 2005 and 2006 (both $15 million anniversary payments have been made). Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. We capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the loan and its present value at inception as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset into cost of sales over approximately 12.5 years.

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

Allergan/Esprit

In September 2007, Indevus Pharmaceuticals, Inc., or Indevus (now known as Endo Pharmaceuticals Solutions Inc.), entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc (Esprit), which re-defined the obligations of each party and superseded all previous agreements (the Allergan Agreement). On October 16, 2007, the effective date of the Allergan Agreement, Allergan, Inc. (Allergan) acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, Indevus received the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties. Aggregate minimum royalties for the remainder of the Allergan Agreement amount to approximately $112 million, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, or earlier in the case of generic competition, Allergan has the right to reduce, subject to quarterly and annual restrictions, royalty payments by $20 million in the aggregate. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of Sanctura® and Sanctura XR™ will be reimbursed to the Company by Allergan up to six percent (6%) of net sales. Pursuant to the Allergan Agreement, on August 13, 2008, Allergan assumed responsibility to manufacture Sanctura XR™ for its use. Additionally, in March 2009, Allergan assumed responsibility to manufacture Sanctura® for its use. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of Sanctura XR™ or the last to expire patent covering Sanctura XR™ in the United States. Either party may also terminate the Allergan Agreement under certain customary conditions of breach. In August 2008, Indevus assigned its rights to receive a fixed percentage of net sales and $20 million related to a long-term commercialization milestone related to generic competition to the holders of the non-recourse Notes (see Note 12). The Allergan Agreement superseded all previous agreements with Esprit or its predecessors pertaining to Sanctura® and Sanctura XR™.

In May 2008, together with Madaus AG (Madaus), Indevus also licensed to Allergan the exclusive right to develop, manufacture, and commercialize Sanctura XR™ in Canada. As a result, the Company could receive milestone payments upon achievement of certain sales thresholds. In addition, third-party royalties owed by the Company on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, after which Allergan will have a fully-paid license.

Madaus

In November 1999, Indevus entered into an agreement with Madaus AG (Madaus) under which Indevus licensed exclusive rights under Madaus’ patents and know-how to develop and market certain products, including Sanctura® in the United States. In exchange for these rights, Indevus agreed to pay Madaus potential regulatory and sales milestone payments and royalties on net sales of the licensed products or, if sublicensed by Indevus, a portion of royalties received from its sublicensee on net sales of the licensed product by the sublicensee, in lieu of royalty payments. The agreement expires on the tenth annual anniversary of the launch of Sanctura XR™ provided either party may also terminate this agreement under certain customary conditions of breach. The term of the agreement continues for ten years from the first commercial sale of each licensed product, after which the license is fully paid for that licensed product.

In November 2006, Indevus entered into (i) a License and Supply Agreement and (ii) an amendment to its original license agreement with Madaus (collectively, the Madaus Agreements). Under the Madaus Agreements, Indevus agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient for production of Sanctura XR™ through November 2007, (b) license to Madaus the rights to sell Sanctura XR™ in all countries outside of the U.S. (the Madaus Territory) except Canada, Japan, Korea and China (the Joint Territory), (c) pay to Madaus a fee based on the number of capsules of Sanctura XR™ sold in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply Sanctura XR™ to Madaus for a specified period of time, (e) provide development committee support for a defined period, and (f) provide future know-how to Madaus. In exchange, Madaus (a) waived all rights to manufacture Sanctura XR™, (b) will purchase Sanctura XR™ from Indevus at cost plus a fee based on the number of Sanctura XR™ capsules sold in the Madaus Territory, and (c) will make payments upon the achievement of certain commercial milestones and royalties based on future sales of Sanctura XR™ in the Madaus Territory. The Company and Madaus will share the economics of development and commercialization in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of Sanctura XR™ in any country in the Joint Territory, the other party has the right to develop and commercialize Sanctura XR ™ in that country. Madaus is also due a portion of royalties the Company receives for Sanctura® and Sanctura XR™ subject to a minimum of 4% of net sales, which is offsetable by any third party royalties owed by the Company. The term of the Madaus Agreement for Sanctura XR™ extends until the expiration, on a country-by-country basis, of all royalty obligations owed to the Company from Madaus which ceases upon the last to expire applicable patent in the Madaus territory. Either party may also terminate this agreement under certain customary conditions of breach.

Supernus

In March 2003, Indevus signed a development and license agreement with Supernus Pharmaceuticals, Inc. (Supernus) under which Supernus developed Sanctura XR™ and granted exclusive, worldwide rights under Supernus-related patents and know-how to Indevus. The agreement includes potential future development and commercialization milestone payments from the Company to Supernus, including royalties based on sales of Sanctura XR™, and potential future development and commercialization milestone payments for up to an aggregate of $2.4 million pertaining to the launch of Sanctura XR™ in certain geographic areas. In addition, the agreement includes potential future development and commercialization milestone payments for up to an aggregate of $4.5 million pertaining to the launch of new formulations and over-the-counter products. The Company is responsible for all development costs and the commercialization of Sanctura XR™ under this agreement. This agreement continues until the earlier of, in any particular country, (i) the last date on which the manufacture, use or sale of licensed product in such country would infringe a valid claim of a licensed patent in such country but for the license granted by the agreement; or (ii) 12 years from the date of first commercial sale of licensed product in such country. Either party may also terminate this agreement under certain customary conditions of breach or by mutual consent.

The Population Council

The Company markets its products utilizing the Hydron® Polymer Technology pursuant to an existing agreement between Indevus and the Population Council. Subject to earlier termination by either party under certain customary conditions of breach, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing an LHRH analog. The Population Council is also entitled to receive royalties ranging from 0.5% of net sales to 4% of net sales under certain conditions. The Population Council is entitled to 30% of certain profits and payments in certain territories received by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.

Orion Corporation

In April 2008, Indevus entered into a License, Supply and Distribution Agreement (the Orion Agreement) with Orion Corporation (Orion) granting Orion the rights to market Vantas® throughout Europe as well as in certain other countries. Vantas® is currently approved for the treatment of advanced prostate cancer in Denmark, the United Kingdom and other European countries. Vantas® is currently undergoing the mutual recognition procedure for further European approvals. The Company could receive certain contingent payments related to approvals and sales thresholds. Additionally, the Company will supply Vantas® to Orion at a pre-determined transfer price subject to annual minimum purchase requirements. The Orion Agreement expires in April 2023, subject to earlier termination by either party under certain customary conditions of breach. The Orion Agreement will automatically renew for one-year periods at a time, subject to the right of either party to terminate the agreement at any time effective at the end of the initial 15-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party.

Products in development

Harvard University

In December 2008, we entered into a license agreement and a sponsored research agreement with Harvard University (referred to as the Harvard Agreement). Under the terms of the Harvard Agreement, we obtained the exclusive worldwide rights to a new combination pain-drug-delivery technique that targets pain-sensing neurons without affecting motor neurons. Endo will be responsible for development and commercialization of any drug candidates discovered under the Harvard Agreement. In December 2008, under the terms of the Harvard Agreement, we made an upfront payment of $2.0 million and may pay up to an additional $16.5 million in clinical, regulatory and approval milestones. In addition, we agreed to provide research funding with respect to these products of approximately $2.0 million over the three-year life of the sponsored research agreement. Harvard will also receive payments from Endo based on a percentage of Endo’s annual net sales of licensed products commercialized under the Harvard Agreement. Endo may terminate the Harvard Agreement upon 60 days’ prior written notice without penalty.

Aurigene Discovery Technologies Limited

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

Grünenthal GMBH

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million up-front, which was recognized in research and development expense during the three month period ended March 31, 2009, and could possibly pay additional clinical, regulatory and approval milestones of up to approximately 37 million euros and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

BayerSchering

In July 2005, Indevus licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we have historically referred to as Nebido® (the BayerSchering Agreement). The Company is responsible for the development and commercialization of Nebido® in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market Nebido®. Indevus also agreed to pay to BayerSchering 25% of net sales of Nebido® to cover both the cost of finished product and royalties. This agreement extends to ten years from the first commercial sale of Nebido®. Either party may also terminate this agreement under certain customary conditions of breach.

In October 2006, Indevus entered into a supply agreement with BayerSchering under which Indevus finalized terms of its July 2005 license for the manufacture and the supply of Nebido® from BayerSchering. Pursuant to the terms of this agreement, BayerSchering agreed to manufacture and supply Indevus with all of its requirements for Nebido® for a supply price based on net sales of Nebido®. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. This agreement expires ten years from the first commercial sale of Nebido®.

Sanofi-Aventis

In February 1994, Indevus licensed from Rhone-Poulenc Rorer, S.A., now Sanofi-Aventis, (Sanofi-Aventis), exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Indevus granted Sanofi-Aventis an option to sublicense, under certain conditions, rights to market pagoclone in France. In exchange, Indevus paid Sanofi-Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales through the expiration of the composition of matter patent. If sublicensed, the Company would pay to Sanofi-Aventis a portion of receipts from the sublicensee in lieu of payments. Under the terms of the agreement with Sanofi-Aventis, the Company is responsible for all costs of developing, manufacturing, and marketing pagoclone. This agreement expires with respect to each country upon the last to expire applicable patent. Additionally either party may also terminate this agreement under certain customary conditions of breach. The Company could owe an additional $5.5 million if the Company successfully achieves remaining clinical and regulatory development milestones, as well as royalties on net sales or a percentage of royalties it receives if the product is sublicensed.

Teva

In September 2008, Indevus entered into a development, license and commercialization agreement with Teva Pharmaceutical Industries Ltd. (Teva) for the exclusive, worldwide rights to pagoclone (the Teva Agreement). The Teva Agreement became effective in November 2008. Under the terms of the Teva Agreement, the Company will conduct, and Teva will reimburse expenses for, a Phase IIb study for stuttering. Teva will be responsible for the conduct of all remaining development and commercialization, including the Phase III program.

In March 2009, Teva converted the Teva Agreement from an equal cost sharing arrangement to a royalty structure whereby Teva will be responsible for all development and commercial costs in the U.S. and the Company will receive royalties on potential net sales, in addition to milestones.

Under the Teva Agreement, the Company could receive up to $142.5 million in development and sales threshold milestones and payments, including an estimated $11.0 million of contractual payments to be received during the Phase IIb study, of which Indevus has received $6.0 million as of March 31, 2009.

The term will extend on a country-by-country basis from the effective date to the later of 12 years from first commercial sale or the last valid claim in a country in the territory. Teva may terminate the Teva Agreement (i) by giving notice within a certain time frame from the completion of the Phase IIb study, and (ii) anytime with a specified advance notice, except no such termination will be effective until the completion of any ongoing Phase IIb clinical trial. If Teva terminates the Teva Agreement after a product is approved, the Company will pay Teva royalties on its revenues up to an aggregate of certain amounts expended by Teva on development and commercialization. Either party may terminate the Teva Agreement upon certain customary conditions of breach.

Medical Research Council

In July 2005, Indevus entered into the Collaborative Research and Licensing Agreement (the MRC Agreement) with the Medical Research Council (MRC), an agency of the United Kingdom. In exchange for the right to have PRO 2000 included in the MRC’s approximately 10,000 person Phase III clinical trial studying the prevention of the transmission of HIV and other sexually-transmitted diseases to be conducted primarily in Africa and India and the right to use the results of this trial, Indevus agreed to grant to the MRC a non-exclusive license to PRO 2000 solely for its use in the Phase III trial and also to supply, at no cost to the MRC, all PRO 2000 and placebo required for the Phase III trial. The MRC will be responsible for all other trial costs. Additionally, Indevus agreed to make PRO 2000 available in developing countries with high need under a license agreement to be negotiated in good faith, or to supply to the MRC PRO 2000 to be distributed in these developing countries at its cost plus a markup pursuant to a supply agreement to be negotiated. The Company will pay the MRC a minimal royalty on sales of PRO 2000 in developed countries. The term of this agreement will extend to ten years from the date of first commercial sale in a developed country.

Hydron Technologies, Inc.

In November 1989, GP Strategies Corporation (GP Strategies), then known as National Patent Development Corporation, entered into an agreement (the Hydron Agreement) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera Pharmaceuticals, Inc., or Valera, (now a wholly-owned subsidiary of the Company known as Endo Pharmaceuticals Valera Inc.) entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, the Hydron Agreement, and certain other agreements with The Population Council, Inc. and Shire US, Inc.

Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Hydron® Polymer, while Hydron Technologies was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Hydron® Polymer in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the Hydron® Polymer, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of Hydron® Polymers if Hydron Technologies elects to purchase them from the Company. In the event the Company withdraws from the business of manufacturing the Hydron® polymer, the Company will assign all of its right and interest in the Hydron trademark to Hydron Technologies. The agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.

Orexo AB

In August 2004, we entered into an agreement with Orexo AB, (referred to as the Orexo Agreement), granting us the exclusive rights to develop and market Orexo AB’s patented sublingual muco-adhesive fentanyl product (Rapinyl™) in North America. Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The Orexo Agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration. We were amortizing this intangible asset over its estimated useful life of 20 years.

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

Pursuant to the terms the Orexo Agreement, we were required to pay a $0.8 million termination fee to Orexo. In addition, we were required to continue all ongoing clinical trials related to Rapinyl™ for a maximum of six months from the delivery of the Orexo Agreement termination notice in July 2008. On October 30, 2008, Endo entered into an early termination agreement effective October 31, 2008 pursuant to which we agreed to cease all involvement in the ongoing clinical trials of Rapinyl™ and paid Orexo a lump sum fee equal to $2.3 million, including the termination fee of $0.8 million. In exchange, Orexo has released Endo from certain claims under the Orexo Agreement. We are also required to transition the manufacturing process to Orexo or an agreed-upon third party, and supply manufactured product to Orexo or the agreed-upon third party during the transition period for up to a maximum of two years from the date of termination of the agreement. Orexo will pay us 125% of the cost for all manufactured product we provide during the transition period.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company and the rights to negotiate an exclusive worldwide development and commercialization arrangement with respect to a certain technology for use in a specified indication. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of March 31, 2009, our investment in the privately-held company was $20 million, representing our maximum exposure to loss.

7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amounts of goodwill were as follows:

Carrying Amount
Balance at December 31, 2008	$181,079
Acquisition of Indevus	102,490

Balance at March 31, 2009	$283,569

Our other intangible assets consist of the following at March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31, 2009	December 31, 2008
Indefinite-lived intangibles:
In process research and development (Note 5)	$312,900	$—

Amortizable intangibles:
Licenses	$257,757	$257,757
Less accumulated amortization	(61,729)	(54,452)
License Rights (Note 5)	274,000	—
Less accumulated amortization	(2,500)	—
Patents	—	3,200
Less accumulated amortization	—	(1,450)

	467,528	205,055

Other intangibles, net	$780,428	$205,055

During the first quarter of 2009, net sales of Voltaren® Gel did not meet our original sales forecast. As a result, the Company believed that this could be a potential indicator that the carrying amount of our Voltaren® Gel intangible asset could not be recoverable. As a result, as of March 31, 2009, we compared the carrying amount of our Voltaren® Gel intangible asset to the undiscounted future cash flows of Voltaren® Gel. We concluded that an impairment did not exist since the carrying value of the asset did not exceed the undiscounted future cash flows of Voltaren® Gel. We will continue to monitor any indicators of impairment related to Voltaren® Gel and will perform impairment testing whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Amortization expense for the three month periods ended March 31, 2009 and 2008 was $11.5 million and $4.5 million, respectively. As of March 31, 2009, the weighted average amortization period for our definite lived intangible assets in total was approximately 10 years. As of March 31, 2009, the weighted average amortization period for our licenses and License Rights was approximately 8.6 years and 11.6 years, respectively.

Changes in the gross carrying amount of our other intangible assets for the three-month period ended March 31, 2009, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2008	$260,957
Acquisition of Indevus (Note 5)	586,900

Balance at March 31, 2009	$847,857

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2008 is as follows (in thousands):

2009	$61,368
2010	$65,658
2011	$65,658
2012	$65,658
2013	$53,352

8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
Net income	$39,037	$59,528
Other comprehensive loss:
Unrealized loss on securities, net of tax	(1,191)	(15,054)

Total comprehensive income	$37,846	$44,474

9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). As of March 31, 2009, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $1.9 million and $4.4 million, during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $68.4 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	4,659,382	$23.95
Granted	1,938,174	$19.56
Exercised	(451,982)	$14.11
Forfeited	(34,366)	$27.37
Expired	(437,078)	$24.10

Outstanding, March 31, 2009	5,674,130	$23.20	7.63	$2,202,764
Vested and expected to vest, March 31, 2009	5,129,637	$23.34	7.42	$2,165,147
Exercisable, March 31, 2009	2,251,352	$23.84	5.17	$2,006,882

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $3.1 million and $0.1 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2009 and 2008 was $7.55 per option and $9.41 per option, respectively, determined using the following assumptions:

	2009	2008
Average expected term (years)	5.3	4.8
Risk-free interest rate	1.99%	2.78%
Dividend yield	0.00	0.00
Expected volatility	40%	39%

The weighted average remaining requisite service period of the non-vested stock options was 3.2 years.

Restricted Stock Awards

A summary of our restricted stock activity as of March 31, 2009, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2009	5,655	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(4,524)	$29.84	$79,984

Non-vested, March 31, 2009	—	$—

Restricted Stock Units

A summary of our restricted stock units as of March 31, 2009, is presented below:

	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	548,353
Granted	1,075,827
Forfeited	(15,561)
Vested	(114,312)

Outstanding, March 31, 2009	1,494,307	2.37	$26,419,348
Vested and expected to vest, March 31, 2009	1,217,181	2.26	$21,490,558

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.6 years. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2009 was $19.55 per unit.

10. COMMITMENTS and CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million per year in 2009 and 2010 and approximately $21 million in 2011. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other.

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

As part of the Voltaren® Gel Agreement, we also agreed to fund certain advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15.0 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ends on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extending through June 30, 2010, we agreed to spend a minimum of $20 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

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

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement with Ventiv Commercial Services, LLC (Ventiv), (referred to as the Ventiv Agreement). Under the terms of the Ventiv Agreement, Ventiv will provide to Endo certain sales and marketing services through a contracted field force and other sales management positions, collectively referred to as the Ventiv Field Force. The Ventiv Field Force will promote primarily Voltaren® Gel and will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

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

The Ventiv Agreement is effective April 1, 2008 and will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we may terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we may be required to pay Ventiv a termination fee of up to $1 million. In January 2009, we agreed to certain changes to the Ventiv Agreement allowing for modifications to certain provisions, including the modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon 30 days’ written prior notice. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

In May 2009, we entered into an Amendment to the Ventiv Agreement (the Ventiv Amendment), to amend certain provisions in the Ventiv Agreement including a reduction in the Ventiv Field Force from 275 to 80 sales representatives effective June 1, 2009. The Company will pay Ventiv a partial termination fee as part of the Ventiv Amendment.

Helsinn Chemicals SA and Helsinn Advanced Synthesis SA

In November 2006, Indevus entered into an API Supply Agreement with Helsinn Chemicals SA and Helsinn Advanced Synthesis SA, or Helsinn, (the Helsinn Agreement) whereby Helsinn agreed to supply trospium active pharmaceutical ingredient to Indevus. Trospium active pharmaceutical ingredient is used in the production of Sanctura XR™. The term of the Helsinn Agreement is seven years and contained certain minimum purchase requirements which would cease after Indevus purchased a certain aggregate quantity based on the current supply price. As described in Note 6, in August of 2008, Allergan assumed responsibility to manufacture Sanctura XR™ for its own use. As a result, the minimum purchase requirement has been transferred to Allergan. Either party may also terminate this agreement under certain customary conditions of breach, and the Company may terminate the agreement if regulatory actions prohibit or materially restrict the manufacture, sale or use if the product in the United States. While retaining rights under this agreement, the Company also assigned certain rights and obligations under this agreement to Allergan, including the minimum purchase requirements described above.

Catalent Pharma Solutions, Inc.

In September 2007, Indevus entered into a Manufacturing and Supply Agreement (the Catalent Agreement) with Catalent Pharma Solutions, Inc. (now Catalent Pharma Solutions, LLC) (Catalent), to manufacture Sanctura XR™ bulk capsules and to package them in bottles for sale and blister packages to be used as samples in the United States. As described in Note 6, in August 2008, Allergan assumed responsibility to manufacture Sanctura XR™ for its own use, As a result, Allergan entered into a separate agreement to manufacture and package Sanctura XR™, and Indevus entered into a new agreement to manufacture Sanctura XR™ bulk capsules. The Catalent Agreement terminates in September 2012, subject to earlier termination by either party under certain customary conditions of breach. The Company may terminate this agreement at any time if regulatory actions prohibit or materially restrict the manufacture, sale or use of the product in the United States. The Company supplies Catalent the active pharmaceutical ingredient used to manufacture the Sanctura XR™ capsules sold to Madaus.

BayerSchering

The BayerSchering Agreement contains certain minimum purchase requirements that would commence after the second year of sales of Nebido®, upon approval. Such minimums will be determined to be a percent of purchases the Company would make in the second year of sales. After the second year of sales, the Company will be able to determine such minimum purchase requirements.

In October 2006, Indevus entered into a supply agreement with BayerSchering under which Indevus finalized terms of its July 2005 license for the manufacture and the supply of Nebido® from BayerSchering. Pursuant to the terms of this agreement, BayerSchering agreed to manufacture and supply Indevus with all of its requirements for Nebido® for a supply price based on net sales of Nebido®. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. This agreement expires ten years from the first commercial sale of Nebido®.

Plantex

Indevus has a supply agreement (the Plantex Agreement) with Plantex USA Inc. (Plantex), whereby Plantex will supply the Company with the active pharmaceutical ingredient for Valstar™ called Valrubicin. The Agreement will expire ten years after the date of the first commercial sale of Valstar™ provided Valstar™ is approved by June 30, 2009. Beginning in the calendar year following the year in which it receives regulatory approval for Valstar™ in the U.S., the Company will have annual minimum purchase requirements of $1.0 million. This agreement may be terminated by either party under certain customary conditions of breach, by mutual agreement of the parties, or by Plantex if Valstar™ is not approved by June 30, 2009.

Les Laboratories Servier

Pursuant to agreements with Les Laboratoires Servier, from whom Indevus in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., the manufacturer of Redux, and other parties, the Company may be required to indemnify such parties for Redux-related liabilities.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010, (2) Kunitz and Associates Inc. for assistance with adverse event reporting, and (3) DecisionLine Clinical Research Corporation for certain clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Milestones and Royalties

See Notes 5 and 6 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched by its licensee, American Home Products Corporation, now Wyeth, in June 1996. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes its total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have a material adverse effect on the Company’s business, results of operations or financial condition. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus or their insurers.

At March 31, 2009, the Company has an accrued liability of approximately $0.4 for Redux-related expenses, including legal expenses. The amount the Company ultimately pays could differ significantly from the amount currently accrued at March 31, 2009. To the extent the amount actually paid differs from the amount accrued, the Company will record a charge or credit to the statement of operations.

As of March 31, 2009, the Company had an outstanding insurance claim of approximately $3.0 million, relating to payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to Indevus by Reliance Insurance Company (Reliance). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. It is uncertain when, if ever, the Company will collect any of its remaining $3.0 million of claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

Indevus Tender Offer

On January 9, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Court of Chancery of the State of Delaware, docketed as Gober v. Endo Pharmaceuticals, et al., C.A. No. 4276 (Del. Ch.) (the Gober Action) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Gober Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Gober Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Gober Action seeks, among other relief, declaring the action to be a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of the Gober Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

On January 12, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Superior Court of the Commonwealth of Massachusetts, docketed as Scroeder [sic] v. Endo Pharmaceuticals, et al., 09-0126 (the Schroeder Action) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Schroeder Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Schroeder Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Schroeder Action seeks, among other relief, declaring the action to be a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of the Schroeder Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

On January 13, 2009, a purported stockholder of Indevus filed a complaint seeking certification of a class action lawsuit in the Superior Court of the Commonwealth of Massachusetts, docketed as Wexler v. Indevus Pharmaceuticals, et al., 09-0166 (the Wexler Action) against Endo, Purchaser, Indevus and each of Indevus’s directors. The Wexler Action purports to be brought individually and on behalf of all public stockholders of Indevus. The Wexler Action alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and the Merger and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. Based on these allegations, the Wexler Action seeks, among other relief, declaring the action to be a class action, declaring that the Merger Agreement was entered into in breach of the defendants’ fiduciary duties and is therefore unlawful and unenforceable, injunctive relief enjoining the Offer and the Merger, directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Indevus’s stockholders, rescinding, to the extent already implemented, the Offer and the Merger or any of the terms thereof, awarding plaintiff the costs and disbursements of the Wexler Action including reasonable attorneys’ and experts’ fees and granting such other and further relief as the court deems just and proper.

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

On February 4, 2009, the parties to the Gober Action, Mishket Action, Wexler Action, and Schroeder Action executed a Memorandum of Understanding (the Memorandum of Understanding), setting forth the terms and conditions for settlement of each of the actions. The Memorandum of Understanding does not include the plaintiff in the Hell Action. The parties agreed that, after arm’s length discussions between and among the parties, Indevus will provide additional supplemental disclosures to its Schedule 14D-9 and that the Company Termination Fee, as defined in the Merger Agreement, will be reduced by 10% (from $20,000,000 to $18,000,000). In exchange, following confirmatory discovery, the parties will attempt in good faith to agree to a stipulation of settlement and, upon court approval in the Gober Action of that stipulation, the Plaintiffs will dismiss each of the other above-referenced actions with prejudice, and the Defendants will be released from any claims arising out of the Proposed Transaction. The Defendants have agreed not to oppose any fee application by Plaintiffs’ counsel that does not exceed $700,000 in the aggregate.

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

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX Laboratories , Inc. (IMPAX) advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDCA Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDCA Act, we believe IMPAX’s notice triggered the 45-day period under the FDCA Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Impax filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending. We cannot predict the outcome of this litigation.

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

All three of these pending suits against IMPAX were transferred to the United States District Court for the District of New Jersey. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

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

Both of these pending suits against Sandoz were transferred to the United States District Court for the District of New Jersey. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana®ER, including enforcement of our intellectual property rights and approved labeling.

On September 12, 2008, the Company received a notice from Barr Laboratories, Inc. (Barr), advising of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on October 20, 2008, the Company and our partner

Penwest filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. We cannot predict the outcome of this litigation. We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling.

LecTec Corporation v. Chattem, Inc., et al.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells products that infringe one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against the Company. The Company intends to contest this case vigorously. However, we cannot predict the timing or outcome of this litigation.

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

11. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income available to common stockholders	$39,037	$59,528
Denominator:
For basic per share data — weighted average shares	116,822	134,141
Effect of dilutive stock options	387	511

For diluted per share data — weighted average shares	117,209	134,652
Basic net income per share	$0.33	$0.44

Diluted net income per share	$0.33	$0.44

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

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 would only be included in the dilutive earnings per share calculation using the treasury stock method when the average market price of our common stock is above the applicable conversion price of the Convertible Notes, or $29.20 per share. Under the treasury stock method, we would calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. SFAS No. 128, Earnings Per Share (SFAS 128), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. The treasury stock method will be applied when the warrant is in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included under the warrants is 1.3 million.

The following reconciliation shows the shares excluded from the calculation of diluted earnings per share as the inclusion of such shares would be anti-dilutive for the three months ended March 31 (in thousands):

	2009	2008
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	—
Employee stock-based awards	3,912	2,981

	18,206	2,981

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

12. DEBT

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

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

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

Adoption of FSP APB 14-1

As discussed in Note 2, we adopted FSP APB 14-1 as of January 1, 2009. FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods.

As a result of our adoption of FSP APB 14-1, we separated the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and are amortizing the resulting discount into interest expense over the life of the Convertible Notes. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In order to determine the fair value of the debt portion and equity portion of our Convertible Notes in accordance with SFAS 157, we first attempted to use a market approach by identifying prices and other relevant information generated by market transactions at or near the issuance date of our Convertible Notes, that involved comparable companies issuing nonconvertible debt with similar embedded features (other than the conversion feature). We were unable to identify any such transactions. As a result, the Company determined that an expected present value technique, or income approach that maximizes the use of observable market inputs is the preferred approach to measure the fair value of the debt and equity components of our Convertible Notes. Specifically, the Company used an income approach known as the binomial lattice model.

To calculate the fair value of the debt and equity components of our Convertible Notes, the Company constructed a binomial lattice to model future changes in the equity value of the Company, and a convertible bond lattice for the Convertible Notes, which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and a stock price volatility of 36% that was based on historic volatility of the Company’s common stock and other factors.

An implied credit spread of 6.12% was calculated based on the results of the convertible bond lattice described above. The fair value of the debt component was then calculated by discounting the coupon and principal payments of the Convertible Notes with a risk free interest rate of 2.97% and the implied credit spread of 6.12%, which collectively represent the Company’s estimated nonconvertible debt borrowing rate of 9.09%. As a result of this analysis, the fair value of the debt component of our Convertible Notes was determined to be $237.3 million on the date of issuance.

The provisions of FSP APB 14-1 are to be applied retrospectively to all periods presented upon adoption. As a result of our adoption of FSP APB 14-1, we recorded a retrospective adjustment to our Condensed Consolidated Balance Sheet as of April 15, 2008 to separate the debt and equity components of our Convertible Notes. This adjustment resulted in a reclassification out of Convertible Senior Subordinated Notes Due 2015 into Additional Paid-In Capital of $142.2 million, which represents the fair value of the equity component of our Convertible Notes on the date of issuance.

In addition, we were required to reclassify the portion of the initial purchaser’s discount and certain other costs of the offering that were attributable to the equity component of our Convertible Notes. The initial purchaser’s discount and certain other costs of the offering were originally recorded as a contra-liability account applied to the face amount of the Convertible Notes and were being amortized to interest expense utilizing the effective interest method. Upon adoption of FSP APB 14-1, we recorded an adjustment out of the contra-liability account and into Additional Paid-In Capital of $3.3 million, which represents the portion of the original purchaser’s discount and certain other costs of the offering that are relate to the equity component of our Convertible Notes.

The adoption of FSP APB 14-1 resulted in the recognition of an additional $10.4 million of interest expense and a reduction to our income tax expense of $4.0 million for the year ended December 31, 2008. Accordingly, we recorded a $6.4 million adjustment to beginning retained earnings in our March 31, 2009 Condensed Consolidated Balance Sheet.

The carrying values of the debt and equity components of our Convertible Notes at March 31, 2009 are as follows (in thousands):

March 31, 2009
Principal amount of Convertible Notes	$379,500
Unamortized discount related to the debt component (1)	(132,232)

Net carrying amount of the debt component	$247,268

Carrying amount of the equity component	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion in accordance with FSP APB 14-1. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $5.8 million of interest expense for the three months ended March 31, 2009, $1.7 million of which related to the contractual interest payments and $4.1 million of which related to the amortization of the debt discount and certain other costs of the offering.

As a result of applying FSP APB 14-1 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2008
	Before the Impact of FSP APB 14-1	Incremental Impact of Adoption of FSP APB 14-1	As Adjusted
Deferred income taxes asset/(liability) (non-current)	$47,898	$(49,168)	$(1,270)
Convertible senior subordinated notes due 2015	371,695	(128,545)	243,150
Additional paid-in capital	707,503	85,782	793,285
Retained earnings	$845,360	$(6,405)	$838,955

Convertible Notes Due July 2009

As a result of our acquisition of Indevus Pharmaceuticals, Inc., the Company assumed Indevus’s 6.25% Convertible Senior Notes due July 2009 (the Notes). On March 23, 2009, the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee (the Trustee) entered into a first supplemental indenture, dated as of March 25, 2009 (the Supplemental Indenture), to the indenture, dated as of August 6, 2007 (the Indenture), pursuant to which the Notes were issued. Prior to the acquisition, the Notes were convertible into shares of Indevus common stock. The Supplemental Indenture defines the rights the noteholders will receive upon conversion of the Notes, in lieu of shares of Indevus common stock. The Supplemental Indenture provides that, as of the effective date of the Merger (March 23, 2009), each $1,000 aggregate principal amount of Notes surrendered for conversion will be convertible into (i) an amount in cash equal to $676.08, which is the product of (x) $4.50 and (y) a number equal to 1,000 divided by the conversion price immediately prior to the effective time of the Merger (March 23, 2009) and (ii) contractual rights to receive certain contingent payments of up to an additional $450.7212 of cash, as set forth in the Supplemental Indenture. The Company has $71.7 million of the Notes as a component of current liabilities as of March 31, 2009.

Pursuant to the Indenture, within 30 days of the effective date of the Merger, holders of the Notes had the right to tender their Notes for the principal amount of the Notes plus any accrued and unpaid interest. During this 30-day period, approximately $3.7 million in aggregate principal amount of Notes plus accrued interest were tendered and the Company paid this amount in April 2009.

The Notes will mature on July 15, 2009. The Company has the option to redeem the Notes prior to July 15, 2009 for an amount equal to the principal amount of the Notes plus any accrued and unpaid interest.

Non-recourse Notes

On August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the acquisition date, the Company provisionally recorded these notes at their fair value of approximately $115.2 million. The Company will amortize these notes to their face value of $105 million at maturity in 2024.

In connection with the issuance of the Non-recourse Notes, Indevus and Royalty Sub entered into a Purchase and Sale Agreement through which Indevus sold to Royalty Sub its rights to receive royalty payments from Allergan arising under the U.S. Allergan Agreement (as described in Note 6) for sales in the U.S. of Sanctura® and Sanctura XR™ and by a pledge by Indevus of all the outstanding equity interest in Royalty Sub. To secure repayment of the Non-recourse Notes, Royalty Sub granted a continuing security interest to the trustee for the benefit of the noteholders in, among other things, the royalty payments made by Allergan under the Allergan Agreement discussed above, all of its rights under the Purchase and Sale Agreement and any accounts established in accordance with the Indenture (and all amounts from time to time credited to such accounts). The Non-recourse Notes have not been guaranteed by Indevus or the Company.

Principal on the Non-recourse Notes is required to be paid in full by the final legal maturity date of November 5, 2024, unless repaid or redeemed earlier. In the event the Non-recourse Notes are repaid or redeemed prior to November 5, 2024, the noteholders will be entitled to a redemption premium (as described below). The interest rate applicable to the Non-recourse Notes is 16% per year and is payable quarterly in arrears and commenced on November 5, 2008.

Principal and interest on the Non-recourse Notes will be repaid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest shortfalls. Approximately $5.8 million of the remaining interest reserve account is classified as restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-Recourse Notes (16%) compounded quarterly. If such shortfall is not cured and thus not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur. Pursuant to the Indenture, the Company has the right to cure such a shortfall by contributing an amount equal to the shortfall to the trustee for distribution to the noteholders. The Company has the right to cure such a shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to cure a shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may assume all rights to future royalty payments from Allergan.

The Non-recourse Notes will be subject to redemption at the option of Royalty Sub. If the applicable redemption of the Non-recourse Notes occurs on or prior to August 5, 2010, the redemption price will be equal to the greater of (x) the outstanding principal balance of the Non-recourse Notes being redeemed or (y) the present value, discounted at the rate on U.S. Treasury obligations with a comparable maturity to the remaining weighted average life of the Non-recourse Notes plus 1.00%, of the principal payment amounts and interest at the rate applicable to the Non-recourse Notes on the outstanding principal balance of the Non-recourse Notes. If the applicable redemption of the Non-recourse Notes occurs after August 5, 2010, the redemption price will be equal to the percentage of the outstanding principal balance of the Non-recourse Notes being redeemed specified below for the period in which the redemption occurs:

Payment Dates (between indicated dates)	Redemption Percentage
From November 5, 2010 to and including August 5, 2011	108%
From November 5, 2011 to and including August 5, 2012	104%
From November 5, 2012 and thereafter	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, for the year ended December 31, 2008 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this Report.

EXECUTIVE SUMMARY

About the Company

We are a specialty pharmaceutical company engaged in the research, development, sale and marketing of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate cancer and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Sanctura XRTM, Sanctura®, Vantas®, Delatestryl®, and Supprelin® LA. Branded products comprised approximately 87% of our net sales in the first quarter of 2009, with 51% of our net sales coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 13% of net sales in the first quarter of 2009, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

In the first quarter of 2009, we acquired Indevus Pharmaceuticals, Inc. a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Indevus’s approved products include Sanctura® and Sanctura XRTM for overactive bladder (OAB), which is co-promoted with Allergan, Inc. (Allergan), Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (CPP), Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. Indevus also has a core urology and endocrinology portfolio containing multiple compounds in development including Nebido® for hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and the octreotide implant for acromegaly and carcinoid syndrome.

Through a dedicated sales force of approximately 860 sales representatives in the United States, and through a contract field force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, surgery, anesthesiology, oncology, urology, endocrinology and primary care. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Indevus Acquisition

On February 23, 2009 (the Acquisition Date), the Company, completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus Pharmaceuticals, Inc., a Delaware corporation (Indevus). On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through extensions of the Offer and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $367 million in aggregate initial cash consideration for the Indevus Shares tendered to the depositary and entered into the Nebido® Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million. As of the date hereof, Endo has paid the entire cost of (i) the initial cash consideration in respect of the Indevus Shares and (ii) the outstanding unexercised options. Endo funded the acquisition with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

Pipeline Developments

On January 29, 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc. to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. The product, Staccato® fentanyl (AZ-003/EN-3294), has completed Phase I clinical testing and was returned to Alexza. In 2007, Endo licensed exclusive rights to develop and commercialize AZ-003 in North America.

In February 2009, we entered into a discovery collaboration agreement with Aurigene Discovery Technologies Limited (referred to as the Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer.

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH, referred to as Grünenthal, granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain.

In March 2009, the U.S. Food and Drug Administration (FDA) accepted for review the complete response submission to the new drug application for Nebido® (testosterone undecanoate) intramuscular injection, an investigational testosterone preparation for the treatment of male hypogonadism. The FDA is targeting September 2, 2009 as the action date for a decision on this application. On May 2009, we received notice from the FDA that Nebido® is unacceptable as a proprietary name. The Company is currently preparing a request for review for a new proprietary name with the FDA for this product.

Branded Business Activity

In February 2009, The Company, and Penwest Pharmaceuticals (Penwest) settled litigation with Actavis South Atlantic LLC (Actavis) regarding the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII. Endo and Penwest have agreed to dismiss their suit with prejudice and Actavis has agreed to dismiss its counterclaims with prejudice. Under the terms of the settlement, Endo and Penwest have agreed to grant Actavis a license and a covenant not to sue to the patents in suit to sell a generic of Opana® ER on or after July 15, 2011, and earlier under certain circumstances.

Changes in Directors & Officers and Other Related Matters

In February 2009, the Company announced the appointment of William P. Montague to the company’s board of directors. Mr. Montague, 62, retired in July last year as chief executive officer and a director of Mark IV Industries. Mark IV is a diversified global manufacturer of highly-engineered systems and components for the transportation, industrial and automotive markets. He joined Mark IV Industries in April 1972, became chief financial officer in 1986 and was named president in 1996. Mr. Montague is also a director of Gibraltar Industries, Inc., a NASDAQ-listed company that is a leading manufacturer, processor and distributor of products for the building, industrial, and vehicular markets. Mr. Montague serves as a member of the audit committee of Endo’s board.

In March 2009, the Company announced the appointment of Nancy J. Hutson, Ph.D., to the company’s board of directors. Dr. Hutson retired from Pfizer, Inc. in 2006 after spending 25 years in various research and leadership positions with that company, serving most recently as senior vice president, Pfizer Global Research and Development and director of Pfizer’s pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson currently is a director of Cubist Pharmaceuticals, Inc. and Inspire Pharmaceuticals, Inc. and serves on the board of Planned Parenthood of Connecticut. Dr. Hutson serves as a member of the compensation committee of Endo’s board.

On May 5, 2009, the Company’s Board of Directors appointed Alan G. Levin, the Company’s Executive Vice President and Chief Financial Officer. From June 2008 until present, Mr. Levin, 47, was the executive vice president and chief financial officer of Moksha8 Pharmaceuticals, Inc., a privately held, specialty pharmaceuticals company focused in Latin America and other emerging markets. From 1987 until 2007, Mr. Levin worked at Pfizer Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including treasurer, senior vice president of finance and strategic management for the company’s research and development organization and most recently senior vice president and chief financial officer. Mr. Levin began his career in public accounting and received a bachelor’s degree from Princeton University and a master’s from New York University’s Stern School of Business.

In connection with Mr. Levin’s appointment as the Company’s Executive Vice President and Chief Financial Officer, on May 7, 2009, he entered into an executive employment agreement (the Employment Agreement) with the Company effective as of June 1, 2009 (the Effective Date).

The initial term of the Employment Agreement is three years and renews automatically for an additional one-year period unless either party gives 120 days’ notice of non-renewal (the Employment Term). Under the Employment Agreement, Mr. Levin is entitled to a base salary of $600,000 and an annual cash performance bonus with a target of 55% of salary and a maximum bonus of 200% of salary. For each fiscal year during the Employment Term, Mr. Levin will be eligible to receive equity-based compensation in an amount up to 200% of salary. Upon the commencement of Mr. Levin’s employment with the Company on the Effective Date, he will be granted (1) 80,000 stock options valued with reference to the closing market price on the Effective Date vesting ratably over four years (the Initial Stock Options), (2) 43,500 restricted stock units vesting ratably over four years (the Initial RSUs), and (3) a $225,000 one-time cash bonus (which must be repaid to the Company on a prorated basis if Mr. Levin voluntarily terminates his employment or is terminated by the Company for cause within 18 months of the Effective Date). Mr. Levin is also entitled to employee benefits, executive benefits, perquisites, reimbursement of expenses and vacation on the same basis as other senior executives, except that Mr. Levin shall not be entitled to any excise tax-gross up under Section 280G or Section 4999 of the Internal Revenue Code (or any successor provision) or any other tax gross-up.

The Employment Agreement provides that on termination of Mr. Levin’s employment by the Company without cause or by Mr. Levin for good reason (each as defined in the Employment Agreement), Mr. Levin will be entitled to any accrued compensation as of the termination date, a prorated bonus for the year of termination (based on actual results), severance in an amount equal to two times the sum of his base salary and target bonus, two years of additional vesting on the Initial Stock Options and the Initial RSUs, and continuation of medical and life insurance benefits for two years following termination. Receipt of this severance is conditioned on Mr. Levin’s release of claims against the Company. Payments upon death or disability include any accrued compensation, a prorated bonus for the year of termination, and in the event of disability, 24 months of salary continuation offset by disability benefits. If the Employment Agreement is not renewed and, in connection with such non-renewal, Mr. Levin terminates employment, Mr. Levin will be entitled to a prorated bonus for the year of termination (based on actual results), and, in the event that it is the Company that elects to not renew the Employment Agreement, two years of additional vesting on the Initial Stock Options and the Initial RSUs. In the event of a change in control (as defined in the Employment Agreement), the Initial Stock Options and the Initial RSUs will vest in full. If Mr. Levin is entitled to any change in control payments that would constitute “excess parachute payments” subject to the excise tax imposed under Sections 280G and 4999 of the Internal Revenue Code, his payments will not be “grossed up” but instead will be reduced to the extent necessary to avoid the excise tax, but only if such reduction will result in a higher after-tax payment to Mr. Levin. If any excise taxes are owed by Mr. Levin as a result of his receipt of any excess parachute payments, Mr. Levin will be responsible for paying all such excise taxes.

The Employment Agreement also contains covenants not to solicit for 24 months and not to compete for 18 months after termination, nondisparagement, and cooperation in any investigation and litigation.

On May 5, 2009, the Board of Directors of the Company met and approved the execution of a standard form of indemnification agreement (the Indemnification Agreement) with each of the Company’s directors and named executive officers, following which the Company entered into the Indemnification Agreement with each of its current directors and named executive officers (each, an Indemnitee). The Company’s current directors are Roger H. Kimmel, John J. Delucca, David P. Holveck (who also serves as the President and Chief Executive Officer), Nancy J. Hutson, Michael Hyatt, Clive A. Meanwell, M.D., Ph.D., William P. Montague, Joseph C. Scodari and William F. Spengler, and the Company’s current named executive officers are, in addition to David P. Holveck, Ivan Gergel, M.D., Alan G. Levin, Caroline B. Manogue, Edward J. Sweeney and Nancy J. Wysenski.

The Indemnification Agreement provides for indemnification, to the fullest extent permitted by Delaware law, for expenses, attorneys’ fees, judgments and certain other amounts actually and reasonably incurred by Indemnitee with respect to claims asserted against an Indemnitee by reason of such Indemnitee’s position as a director or officer of the Company and with respect to proceedings to which an Indemnitee is not a party but is a witness or otherwise asked to participate by reason of such Indemnitee’s position as a director or officer of the Company. The Indemnification Agreement also requires the Company to advance certain amounts associated with such claims, subject to reimbursement if the Indemnitee is ultimately determined not to be entitled to indemnification under applicable law. The Indemnification Agreement provides that, subject to certain exceptions, no indemnification will be provided (1) to the extent that payments have actually been made to the Indemnitee under any insurance policy, (2) for claims under Section 16(b) of the Securities Exchange Act of 1934, as amended, (3) for claims brought by the Indemnitee, except (i) a claim to enforce the Indemnification Agreement, (ii) a claim that the Board of Directors of the Company approves prior to its initiation or (iii) if the Company provides the indemnification, in its sole discretion, pursuant to its powers under applicable law, or (4) if it is determined that Indemnitee would not be entitled to indemnification, subject to an appeal by Indemnitee.

On May 5, 2009, the Company’s Board of Directors adopted a policy that provides that the Company does not intend to enter into any future employment agreements that include excise tax gross-ups with respect to payments contingent upon a change in control (beginning with, and including, the employment agreement entered into with Mr. Alan Levin which, as described above, does not include an excise tax gross-up).

RESULTS OF OPERATIONS

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired and (5) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, impairment of intangible assets, and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements.

Net Sales

Net sales for the three months ended March 31, 2009 increased 16% to $335.3 million from $290.3 million in the comparable 2008 period. This increase in net sales is primarily driven by increased net sales of Opana® ER and Opana® and Voltaren® Gel, a topical drug added to our portfolio in March 2008. Also, included in the three months ended March 31, 2009 are the net sales of our newly acquired products, included in other brands, from our acquisition of Indevus Pharmaceuticals, Inc. For the three months ended March 31, 2009, increased sales volume contributed 9% of the total net sales growth of 16%, while price increases and the sale of the newly acquired Indevus products contributed the remaining 4% and 3% of the total net sales growth, respectively.

The following table displays our net sales by product category and as a percentage of total net sales for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	$	%	$	%
Lidoderm®	$171,636	51	$180,524	62
Opana® ER and Opana®	52,765	16	40,283	14
Percocet®	33,690	10	31,800	11
Voltaren® Gel	12,319	4	—	—
Frova®	12,292	3	14,055	5
Other brands	10,205	3	1,816	1

Total brands	292,907	87	268,478	93
Total generics	42,393	13	21,793	7

Total net sales	$335,300	100	$290,271	100

Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2009 decreased by $8.9 million, or 5%, from the comparable 2008 period. During the first quarter of 2009, prescription growth of Lidoderm® decreased from the same period in 2008 as a result of a first quarter inventory workdown by wholesalers and a change in formulary access with New York Medicaid, as well as shifts in regional managed care coverage that occur each year as contracts are negotiated.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the three months ended March 31, 2009 increased by $12.5 million, or 31% from the comparable 2008 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet®. Net sales of Percocet® for the three months ended March 31, 2009 increased by $1.9 million, or 6% from the comparable 2008 period. The increase is primarily attributable to improved pricing during the first quarter of 2009 as compared to 2008.

Voltaren® Gel. Net sales of Voltaren® Gel for the three months ended March 31, 2009 were $12.3 million. The Company launched Voltaren® Gel in March 2008 and thus there were no net sales recognized during the first quarter of 2008.

Other brands. Net sales of our other branded products for the three months ended March 31, 2009 increased by $8.4 million from the comparable 2008 period. This increase is primarily driven by our February 2009 acquisition of Indevus Pharmaceuticals, Inc., which contributed approximately $7.9 million of net sales during the period from February 23, 2009 through March 31, 2009.

Generics. Net sales of our generic products for the three months ended March 31, 2009 increased by $20.6 million, or 95% from the comparable 2008 period. The increase was primarily due to a shortage of other competing generic opioids in the market. Although the Company continues benefit from this situation, we cannot predict when the supply of these generic products will return to normal levels and consequently our first quarter 2009 net sales of generic products may not be indicative of future results.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	% of net sales	2008	% of net sales
	(in thousands)
Cost of sales	$83,009	25%	$56,534	19%
Selling, general and administrative	120,006	36%	115,002	40%
Research and development	28,414	8%	33,582	12%
Acquisition related costs	26,405	8%	—	—%

Total costs and expenses	$257,834	77%	$205,118	71%

Cost of Sales and Gross Margin. Costs of sales for the three months ended March 31, 2009 increased by $26.5 million or 47%, to $83.0 million from $56.5 million in the comparable 2008 period. Cost of sales as a percent of revenue was 25% for the three months ended March 31, 2009, compared to 19% for the three months ended March 31, 2008. Gross profit margins for the three months ended March 31, 2009 and 2008 were 75% and 81%, respectively. The reduction in gross profit margins is primarily due to the increased amortization expense in 2009 and the 11% royalty recorded on sales of Opana® ER. During the first quarter of 2008, the company recorded intangible assets totaling $175.7 million, $46.7 million of which resulted from the settlement of our note receivable with Vernalis, and the remaining $129.0 million of this $175.7 million resulted from our licensing arrangement with Novartis AG for Voltaren® Gel. During the first quarter of 2009, as a result of our acquisition of Indevus Pharmaceuticals, Inc., we recorded amortizable intangible assets totaling $274.0 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 increased to $120 million from $115 million in the comparable 2008 period. The increase is primarily attributable to our acquisition of Indevus during the first quarter of 2009.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 decreased to $28.4 million from $33.6 million in the comparable 2008 period. The reduction in expense for the three months ended March 31, 2009 when compared to the same period in 2008 is primarily attributable to our decision to discontinue the development of Rapinyl™, the ketoprofen patch, Staccato® fentanyl, EN3285for the treatment of oral mucositis, and the transdermal sufentanil patch during the second half of 2008. We expect research and development expenses to increase in the future as a result of the recent investments in our pipeline including the acquisition of Indevus as well as our collaborative agreements with Grünenthal, Aurigene, and Harvard University.

Acquisition Related Costs. As a result of our acquisition of Indevus Pharmaceuticals, Inc. in the first quarter of 2009, we incurred $26.4 million of acquisition related costs, which were attributable to transaction fees, professional service fees, employee retention and separation arrangements and other costs related to the acquisition.

Interest Expense (Income), net

The components of interest expense (income), net at March 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Interest expense	$8,733	$270
Interest income	(1,140)	(9,535)

Interest expense (income), net	$7,593	$(9,265)

Interest expense for the three months ended March 31, 2009 increased to $8.7 million from $0.3 million in the comparable 2008 period. This change is primarily due to interest expense recognized on our 1.75% Convertible Senior Subordinated Notes issued in April 2008, including the impact of the adoption of FSP APB 14-1. Interest income decreased to $1.1 million for the three months ended March 31, 2009 compared to $9.5 million in the comparable 2008 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. During 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and since that time, yields on these securities have decreased significantly. In March 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. As a result, yields on our interest-bearing accounts have been lower than yields earned on the same or similar investments during the comparable periods of 2008.

Other Expense, net

The components of other expense, net at March 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Unrealized losses on trading securities	$6,094	$—
Gain on Auction-Rate Securities Rights	(6,266)	—
Other	1,277	282

Other Expense, net	$1,105	$282

During the fourth quarter of 2008, upon accepting the auction-rate securities rights from UBS, the Company made a one-time election to transfer certain auction-rate securities out of the available-for-sale category and into the trading category. As such, the decline in the fair value of these securities is now charged to earnings. During the three months ended March 31, 2009, declines in the value of our trading auction-rate securities were $6.1 million. The declines in fair value were partially offset by a $6.3 million gain recorded in the third quarter of 2009 resulting from the recognition of a freestanding financial instrument which arose from our auction-rate securities rights from UBS. The increase in other expense included in the table above is primarily due to foreign currency transaction losses incurred in the first quarter of 2009 related to an upfront payment made in euros to Grünenthal.

Income Tax

Income tax for the three months ended March 31, 2009 decreased to $29.7 million from $34.6 million in the comparable period. This decrease is due to the decrease in income before income tax for the three months ended March 31, 2009, partially offset by the increase in our effective income tax rate to 43.2% for the three months ended March 31, 2009 from 36.8% in the comparable 2008 period. The increase in the effective income tax rate is due to certain non-deductible Indevus acquisition related costs and a reduction in tax exempt interest for the period, partially offset by an R&D credit that was not available in the comparable 2008 period due to the expiration of the R&D credit until its retroactive reinstatement in the fourth quarter of 2008.

2009 Outlook.

We estimate that our 2009 net sales will be between $1.390 billion and $1.440 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Opana® ER and Opana® and Voltaren® Gel and our recent acquisition of Indevus Pharmaceuticals Inc and our generic portfolio. Cost of sales as a percent of net sales are expected to increase when compared to 2008. This increase is expected due to continued expansion of our contracting with managed care organizations, a full year of amortization expense on the Voltaren® Gel intangible asset, additional amortization expense related to the acquisition of Indevus and the impact of a full year of royalties on the 2009 net sales of Opana® ER. Selling, general and administrative expenses are expected to increase as we continue to provide promotional support behind our key on-market products, including those being acquired as part of our acquisition of Indevus. R&D expenses are expected to increase as we invest in clinical development programs in support of our recently announced third party collaboration agreements as well as the further advancement of the development products being acquired from Indevus. The increase in operating expenses is expected to be partially offset by the continued rationalization of our cost infrastructure. Of course, there can be no assurance that the Company will achieve these results.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures and debt service payments. Cash, cash equivalents and current marketable securities were approximately $394.2 million at March 31, 2009 compared to $782.2 million at December 31, 2008. The Company continues to maintain a sufficient level of working capital, which was approximately $460.0 million at March 31, 2009, decreasing from $797.2 million at December 31, 2008.

In 2009, we expect cash generated from operations together with our cash and cash equivalents to be sufficient to cover cash needs for working capital and general corporate purposes, our acquisition of other businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on Indevus debt assumed by the Company, $72 million of which is due and payable by July 2009, and any regulatory and/or sales milestones that may become due. We expect that sales of our currently marketed products to allow us to continue to generate positive cash flow from operations. In February 2009, we placed $175 million in escrow until December 2009 to fund the potential Nebido® Contingent Cash Agreement.

Beyond 2009, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, acquisition of other businesses, including the potential payments of approximately $91 million in contingent cash consideration payments related to our acquisition of Indevus, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on the remaining $105 million face amount of Indevus debt assumed by the Company, certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including a principal payment of $379.5 million at maturity in 2015. We expect that sales of our currently marketed products will allow us to continue to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. If any of the above adversely affect our future cash flows, we may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in April 2010. As of March 31, 2009, the approximate amount of shares that may be purchased under the share repurchase plan is $325.2 million.

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

Marketable Securities. Recently, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At March 31, 2009, $227.7 million of our marketable securities portfolio was invested in A, AA and AAA rated investments in auction-rate debt securities.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of April 30, 2009, MBIA was rated Ba1 by Moody’s and BB+ by Standard and Poor’s. AMBAC was rated Caa1 by Moody’s and BBB by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of March 31, 2009 and December 31, 2008 (in thousands):

As of March 31, 2009	Underlying Credit Rating(1)
	AAA	AA	A	Baa1	Total
Underlying security:
Student loans	$139,602	$4,673	$61,411	$21,984	$227,670

Total auction-rate securities included in long-term marketable securities	$139,602	$4,673	$61,411	$21,984	$227,670

As of December 31, 2008	Underlying Credit Rating(1)
	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2009, the yields on our long-term auction-rate securities ranged from 0.84% to 1.34%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2009, the weighted average yield for our long-term auction-rate securities was 1.09%. Total interest earned on our auction-rate securities during the three-month periods ended March 31, 2009 and 2008 was $0.8 million and $5.2 million, respectively. Further, the issuers have been making interest payments promptly.

Although our auction-rate securities continue to pay interest according to their stated terms, at March 31, 2009, the fair value of our auction-rate securities, as determined by applying a discount rate adjustment technique, was approximately $227.7 million, representing a 17%, or $38.6 million discount from their original purchase price or par value. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $6.2 million at March 31, 2009, reflecting the change in fair value for the three months ended March 31, 2009. The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as a change in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.1 million reduction in shareholders’ equity in accumulated other comprehensive loss.

During the three-month period ended March 31, 2009, we sold $6.7 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the three-month period ended March 31, 2009 and 2008.

Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008. Furthermore, the auction-rate securities subject to the auction-rate securities rights, described below, are not eligible for redemption unil June 2010. As a result, we have also classified our auction-rate securities rights as long-term in the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008. Auction-rate securities classified as long-term at March 31, 2009 and December 31, 2008 were $227.7 million and $234.0 million, respectively. Since February 2008, when we began to experience failed auctions, and through April 30, 2009, we have sold, without a loss, $90.1 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers.

Further, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (referred to as the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012

(the Expiration Date). As of March 31, 2009, we had Eligible Auction-Rate Securities with original par value of $247.4 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

In addition, as part of the UBS Offer, Endo is eligible for “no net cost” loans, should we desire to borrow money prior to the commencement of the exercise period for the Rights. Under the terms of the UBS Offer, Endo may be eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. If and as soon as UBS receives proceeds from a purchase of the Eligible Auction-Rate Securities, the loans will become partially payable in the amount of the proceeds.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intends to hold the impaired securities until their anticipated recovery. Accordingly, we can no longer assert that we have the intent to hold the auction-rate securities until anticipated recovery. As a result, during the fourth quarter of 2008, we recognized an other-than-temporary impairment charge of approximately $26.4 million recorded in earnings. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the $26.4 million impairment charge.

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, during the fourth quarter of 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in earnings.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. During the three-month period ended March 31, 2009, the fair value of these securities decreased by $6.1 million which was recorded as a charge to earnings and included in other expense, net in the Condensed Consolidated Statements of Operations.

In November 2008, we elected the fair value option under SFAS 159 for our auction-rate securities rights. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of our SFAS 159 election, the fair value of the auction-rate securities rights will be re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the auction-rate securities rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As of December 31, 2008 the fair value of our auction-rate securities rights was $27.3 million. At March 31, 2009, the fair value of our auction-rate securities rights increased to $33.6 million to reflect the fair value measurement of the auction-rate securities rights at that date. The increase in fair value from December 31, 2008 to March 31, 2009 of $6.3 million was recognized in earnings and included in other expense, net in the Condensed Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings in accordance with SFAS 159.

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

To calculate a price for our auction-rate securities, the Company calculates times to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the times to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The weighted average life used for each security representing time to maturity ranges from 4 to 8 years. The weighted average life measured across the entire auction-rate portfolio is approximately seven (7) years.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on March 31, 2009 ranged from 4.25% to 4.69%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At March 31, 2009, the spreads over the base rate for our securities applied to our securities ranged from 270 basis points to 771 basis points.

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

At March 31, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $227.7 million, representing a 17%, or $38.6 million discount from their original purchase price or par value. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment, the resultant discount to the original purchase price or par value would have been $30.2 million and $45.9 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities were reduced by approximately $6.2 million at March 31, 2009, reflecting the change in fair value for the three months ended March 31, 2009, which the Company attributes to liquidity issues rather than credit issues.

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

At March 31, 2009, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $33.6 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment for the auction-rate securities, the resultant value of the Rights at March 31, 2009 would have been $25.2 million and $40.6, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

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

Working Capital. Working capital decreased to $460.0 million as of March 31, 2009 from $797.2 million as of December 31, 2008. The components of our working capital as of March 31, 2009 and December 31, 2008 are below:

	March 31, 2009	December 31, 2008
Total current assets	$1,152,758	$1,183,694
Less: Total current liabilities	692,733	386,473

Working capital	$460,025	$797,221

Working capital decreased primarily as a result of our first quarter acquisition of Indevus Pharmaceuticals, Inc. for initial upfront cash consideration of $367 million.

The following table summarizes our statement of cash flows and liquidity as of March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Net cash flow provided by (used in):
Operating activities	$35,031	$75,453
Investing activities	(423,555)	125,385
Financing activities	6,988	(623)

Net (decrease) increase in cash and cash equivalents	(381,536)	200,215
Cash and cash equivalents, beginning of period	775,693	350,325

Cash and cash equivalents, end of period	$394,157	$550,540
Current ratio	1.7:1	2.6:1
Days sales outstanding	46	43

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $35.0 million for the three months ended March 31, 2009 compared to $75.5 million for the three months ended March 31, 2008. Significant components of our operating cash flows for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Cash Flow Data-Operating Activities:
Net income	$39,037	$59,528
Depreciation and amortization	14,915	7,304
Stock-based compensation	1,937	4,397
Interest earned on available-for-sale securities	(1,150)	(4,543)
Gain on auction-rate securities rights	(6,266)	—
Unrealized loss on trading securities	6,094	—
Changes in assets and liabilities which (used) provided cash:	(18,656)	12,979
Other, net	(880)	(4,212)

Net cash (used in) provided by operating activities	$35,031	$75,453

The primary drivers of the decrease in cash flow provided by operating activities when compared to the prior year were (1) the decrease in net income as a result of the transaction fees and costs required to fund the Indevus acquisition and (2) the significant increase in generic product sales in the first quarter of 2009 which generally have longer payment terms than sales of branded products.

Net Cash Used In Investing Activities. Net cash used in investing activities was $423.6 million for the three months ended March 31, 2009 compared to net cash provided by investing activities of $125.4 million during the same period of 2008. During the three months ended March 31, 2009, the Company completed its acquisition of Indevus Pharmaceuticals, Inc. for initial upfront cash consideration, net of cash acquired of $249.6 million. The Company also deposited $175.0 million in cash with a paying agent pursuant to the terms of the Nebido® Contingent Cash Consideration Agreement, which amount is equal to the aggregate amount payable to the former Indevus stockholders if the Nebido® approval is obtained and is not subject to a “boxed warning” label by the FDA, and will be paid to the former Indevus stockholders under the terms of the Nebido® Contingent Cash Consideration Agreement. In addition, the Company sold $6.7 million of trading auction-rate securities at par value, which was offset by the purchases of property and equipment of $4.4 million and an additional investment of $1.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P. During the first quarter of 2008, the Company collected $3.3 million from Vernalis on our note receivable and sold $363.5 million of available-for-sale securities, which was partially offset by purchases of available-for-sale securities of $134.2 million and an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel. During the first quarter of 2008, the Company paid $7.3 million for property and equipment and the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, we paid the $15 million in additional contingent purchase price related to our October 2006 acquisition of RxKinetix.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2009 compared to net cash used in financing activities of $0.6 million during the three months ended March 31, 2008. During the first quarter of 2009, the exercise of equity awards provided $6.4 million of financing cash flows.

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

We expect to continue to incur significant levels of research and development expenditures as we focus on the development and advancement of our product pipeline.

There can be no assurance that results of any ongoing or future pre-clinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

Our core development products acquired from Indevus consist of the following:

Product	Indication	Development Phase	Anticipated Year of Completion
Nebido®	Hypogonadism (Testosterone Deficiency)	NDA filed	2009
Pro 2000	Prevention of HIV and sexually-transmitted diseases	Phase III	2011
Octreotide implant	Acromegaly	Phase III	2011
Octreotide implant	Carcinoid Syndrome	Phase II	2013
Pagoclone	Stuttering	Phase II	2013

The estimated cost to complete development of Nebido® is not expected to be material as the NDA for Nebido® has been submitted to the FDA. In March 2009, Teva converted the Pagoclone development, license and commercialization agreement from an equal cost sharing arrangement to a royalty structure where Teva will be responsible for all development and commercial costs in the U.S. and the Company will receive royalties on potential net sales, in addition to milestones. The estimated costs to complete the Pro 2000 and Octreotide products could be up to approximately $60 million over the development phases noted above. We have not included compounds in development for which we do not expect to incur significant research and development costs. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimate above. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Actual costs to complete any of our products may differ significantly from the estimate noted above. The anticipated year of completion shown in the above table is based on our best estimate assuming successful and timely completion of all clinical trials in preparation of an NDA filing. However, these anticipated completion dates are subject to significant change, particularly those not yet in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. We are currently considering strategic partners for future development and commercialization of PRO 2000.

Manufacturing, Supply and Other Service Agreements. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services and Sharp Corporation. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For a complete description of legal proceedings, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisitions. On February 23, 2009 (the Acquisition Date), the Company, completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus Pharmaceuticals, Inc., a Delaware corporation (Indevus). On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through extensions of the Offer and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $367 million in aggregate initial cash consideration for the Indevus Shares tendered to the depositary and entered into the Nebido® Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million. As of the date hereof, Endo has paid the entire cost of (i) the initial cash consideration in respect of the Indevus Shares and (ii) the outstanding unexercised options. Endo funded the acquisition with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

Indevus Pharmaceuticals, Inc. was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology and endocrinology.

Indevus’s approved products include the following:

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

•

Supprelin® LA was launched by Indevus in June 2007. Supprelin® LA is 12-month hydrogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, has been designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® has been approved and is being marketed in Argentina.

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

•

Valstar™ is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder. Valstar™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar™ and in February 2009 obtained FDA approval of its sNDA for Valstar™. We currently intend to begin to market Valstar™ during the second half of 2009.

Indevus’s primary development products include the following:

•

A long-acting injectable testosterone preparation for the treatment of male hypogonadism that we have historically referred to as Nebido®. Nebido® is expected to be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. Indevus acquired U.S. rights to Nebido® from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the U.S. Food and Drug Administration (FDA) accepted for review the complete response submission to the new drug application for Nebido® intramuscular injection. The FDA is targeting September 2, 2009 as the action date for a decision on this application. On May 6, 2009, we received notice from the FDA that Nebido® is unacceptable as a proprietary name. The Company is currently preparing a request for review for a new proprietary name for this product.

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

•

Octreotide implant, currently in Phase III clinical trials for the treatment of acromegaly, utilizes Indevus’s patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH). Octreotide is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. The Octreotide implant is also currently in Phase II trials for the treatment of carcinoid syndrome.

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive. The combined company will market products through four field sales forces and have the capability to develop innovative new therapies using a novel drug delivery technology.

The operating results of Indevus from February 23, 2009 to March 31, 2009 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The Acquisition Date fair value of the total consideration transferred was $541.6 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$367,221
Contingent consideration	174,350

Total	$541,571

The Contingent Consideration relates to the amounts payable under the Nebido® Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement. In the event that Indevus receives an approval letter from the FDA with respect to the Nebido® NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that does not contain a “boxed warning” (Nebido® With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell Nebido® immediately and provides labeling for Nebido® that contains a “boxed warning” (Nebido® Without Label). In the event that either a Nebido® With Label Approval or a Nebido® Without Label Approval has not been obtained prior to the third anniversary of the Effective Time, then the Company will not pay, and the former stockholders shall not receive, the Nebido® With Label Contingent Cash Consideration Payment or the Nebido® Without Label Contingent Cash Consideration Payment, as applicable.

Further, in the event that the Nebido® Without Label Approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect net sales of Nebido® of at least $125.0 million, on or prior to the fifth anniversary of the date of the first commercial sale of Nebido®, then Purchaser will, subject to the terms described below, pay an additional $1.00 per Share to the former stockholders of Indevus. In the event that the Nebido® Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of Nebido® then the Company will not pay, and tendering stockholders shall not receive, the Nebido® Net Sales Contingent Cash Consideration Payment.

Endo has deposited $175.0 million in cash with a paying agent pursuant to the terms of the Nebido® Contingent Cash Consideration Agreement, which amount is consistent with the aggregate amount payable to the former Indevus stockholders if the Nebido® approval is obtained and is not subject to a “boxed warning” label (described above) by the FDA, and will be paid to the former Indevus stockholders under the terms of the Nebido® Contingent Cash Consideration Agreement. This amount is included in our restricted cash balance in the accompanying Condensed Consolidated Balance Sheet and is restricted through December 15, 2009.

The range of the undiscounted amounts the Company could pay under the Nebido® Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the Nebido® contingent consideration recognized on the acquisition date is $134.1 million and represents the current portion of the estimated amount due seller line item in the Condensed Consolidated Balance Sheets. We determined the fair value of the Nebido® contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. Under the Nebido® Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former shareholders of Indevus. These scenarios are (1) obtaining a Nebido® With Label approval, (2) obtaining a Nebido® Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of Nebido® should the Nebido® Without Label approval be obtained. The fourth scenario is Nebido® not receiving approval within three years of the Acquisition Date, which would result in no payment to the former shareholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of Nebido®. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

Similarly, in the event that an approval letter from the FDA is received with respect to an Octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the Acquisition Date, then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus (such payment, the Octreotide Contingent Cash Consideration Payment). In the event that an Octreotide Approval has not been obtained prior to the fourth anniversary of the Acquisition Date, then the Company will not pay, and the former stockholders shall not receive, the Octreotide Contingent Cash Consideration Payment.

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Consideration Agreement is between $0 and approximately $91 million. The fair value of the Octreotide contingent consideration recognized on the acquisition date is $40.2 million and represents the long-term portion of the estimated amount due seller line item in the Condensed Consolidated Balance Sheets. We determined the fair value of the Octreotide Contingent Consideration Agreement based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) FDA approval with respect to an Octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the Acquisition Date or (2) no FDA approval with respect to an Octreotide NDA on or before the fourth anniversary of the Acquisition Date. Each scenario was assigned a probability based on the current development stage of Octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

As of March 31, 2009, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition of Indevus.

In addition to the potential payouts under the Nebido® Contingent Consideration Agreement and the Octreotide Contingent Consideration Agreement the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s previously consummated acquisition of Valera Pharmaceuticals, Inc (Valera Contingent Consideration) on April 18, 2007. The pre-existing contingent consideration related to the rights of Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved within five years of the closing of Indevus’s acquisition of Valera, or April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments. These amounts would only be payable upon the approval of the Octreotide implant.

In accordance with SFAS 141(R), the Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the acquisition date is $13.7 million and is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the Nebido® and Octreotide Contingent Cash Consideration Agreements, except that the probabilities associated with the Nebido® Contingent Cash Consideration Agreement have been compounded further by the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the Acquisition Date. This is due to the fact that the Valera Contingent Consideration will not be paid unless Octreotide for the treatment of acromegaly is approved.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

February 23, 2009
Cash and cash equivalents	$117,675
Accounts receivable	13,725
Inventories	15,808
Prepaid and other current assets	8,327
Property, plant and equipment	8,266
Other intangible assets	586,900
Deferred tax assets	159,769
Other non-current assets	764

Total identifiable assets	911,234

Accounts payable	$(5,081)
Accrued expenses	(27,357)
Convertible notes	(71,682)
Non-recourse notes	(115,235)
Deferred tax liabilities	(234,599)
Other non-current liabilities	(18,199)

Total liabilities assumed	(472,153)

Net identifiable assets acquired	$439,081
Goodwill	$102,490

Net assets acquired	$541,571

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

Of the $586.9 million of acquired intangible assets, $312.9 million was provisionally assigned to in-process research and development. The remaining $274.0 million was provisionally assigned to License Rights and is subject to a provisional weighted average useful life of approximately 12 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
ValstarTM	$62.0	n/a
Nebido®	120.0	n/a
Octreotide	75.0	n/a
Pagoclone	24.0	n/a
Pro 2000	30.0	n/a
Other	1.9	n/a

Total	$312.9	n/a

License Rights:
Hydron® Polymer	$25.0	17
Vantas®	22.0	6
Sanctura® Franchise	90.0	14
Supprelin® LA	136.0	10
Other	1.0	4

Total	$274.0	12

Total intangible assets	$586.9

The fair value of the in-process research and development (IPR&D) assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method pursuant to SFAS 157. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to out-license the Technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and Octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer technology also includes an existing royalty of 3% payable by the Company to the Population Council based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 15% to 19%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with a market participant’s perspective.

The $102.5 million of goodwill is currently assigned to our pharmaceutical products segment, which is our only segment as of March 31, 2009. This assignment is subject to change as this business combination could lead to additional reportable segments in the future. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Indevus.

The deferred tax assets of $159.8 million are related principally to federal net operating loss carryforwards of Indevus Pharmaceuticals, Inc. and subsidiaries. The deferred tax liabilities of $234.6 million related principally to the difference between the book basis and tax basis of identifiable intangible assets. To the extent of any change to the provisional fair values of the intangible assets or other items there also would be a change to the related deferred tax assets and liabilities that have been recorded at the acquisition date.

The Company recognized $26.4 million of acquisition-related costs that were expensed in the current period. These costs are included in line item entitled “Acquisition-related costs” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Investment bank fees	$13,030
Accounting / legal	5,889
Separation costs	6,969
Other	517

Total	$26,405

The amounts of revenue and net loss of Indevus included in the Company’s Condensed Consolidated Statements of Operations from the Acquisition date to the period ending March 31, 2009 are as follows (in thousands, except per share data):

Revenue and Losses included in the Condensed Consolidated Statements of Operations from February 23, 2009 to March 31, 2009
Revenue	$7,916
Net loss	$(11,252)
Basic and diluted loss per share	$(0.10)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the three months ended March 31, 2009 and on January 1, 2008 for the three months ended March 31, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2008 or January 1, 2009, nor are they indicative of any future results.

	Quarter ended
Pro forma consolidated results (in thousands, except per share data):	March 31, 2009	March 31, 2008

Revenue	$345,599	$305,211
Net income	$21,913	$20,914
Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.16

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Indevus to reflect a different revenue recognition model, the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets, unfavorable leases and current and long-term debt, had been applied on January 1, 2009 or 2008, as applicable, together with the consequential tax effects.

License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets and, are not reflected in the expected cash requirements for Contractual Obligations table below. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our license and collaboration agreements, see Note 6, and Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Convertible Notes due 2009. As discussed in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, as a result of our acquisition of Indevus Pharmaceuticals, Inc., the Company assumed Indevus’s 6.25% Convertible Senior Notes due July 2009 (the Notes). On March 23, 2009, the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee (the Trustee) entered into a first supplemental indenture, dated as of March 25, 2009 (the Supplemental Indenture), to the indenture, dated as of August 6, 2007 (the Indenture), pursuant to which the Notes were issued. Prior to the acquisition, the Notes were convertible into shares of Indevus common stock. The Supplemental Indenture defines the rights the noteholders will receive upon conversion of the Notes, in lieu of shares of Indevus common stock. The Supplemental Indenture provides that, as of the effective date of the Merger (March 23, 2009), each $1,000 aggregate principal amount of Notes surrendered for conversion will be convertible into (i) an amount in cash equal to $676.08, which is the product of (x) $4.50 and (y) a number equal to 1,000 divided by the conversion price immediately prior to the effective time of the Merger (March 23, 2009) and (ii) contractual rights to receive certain contingent payments of up to an additional $450.7212 of cash, as set forth in the Supplemental Indenture. The Company has $71.7 million of the Notes as a component of current liabilities as of March 31, 2009.

Pursuant to the Indenture, within 30 days of the effective date of the Merger, holders of the Notes had the right to tender their Notes for the principal amount of the Notes plus any accrued and unpaid interest. During this 30-day period, approximately $3.7 million in aggregate principal amount of Notes plus accrued interest were tendered and the Company paid this amount in April 2009.

The Notes will mature on July 15, 2009. The Company has the option to redeem the Notes prior to July 15, 2009 for an amount equal to the principal amount of the Notes plus any accrued and unpaid interest.

Convertible Senior Subordinated Notes due 2015. As discussed in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Non-recourse Notes. As discussed in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, on August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the acquisition date, the Company provisionally recorded these notes at their fair value of approximately $115.2 million. The Company will amortize these notes to their face value of $105 million at maturity in 2024.

In connection with the issuance of the Non-recourse Notes, Indevus and Royalty Sub entered into a Purchase and Sale Agreement through which Indevus sold to Royalty Sub its rights to receive royalty payments from Allergan arising under the U.S. Allergan Agreement (as described in Note 6) for sales in the U.S. of Sanctura® and Sanctura XR™ and by a pledge by Indevus of all the outstanding equity interest in Royalty Sub. To secure repayment of the Non-recourse Notes, Royalty Sub granted a continuing security interest to the trustee for the benefit of the noteholders in, among other things, the royalty payments made by Allergan under the Allergan Agreement discussed above, all of its rights under the Purchase and Sale Agreement and any accounts established in accordance with the Indenture (and all amounts from time to time credited to such accounts). The Non-recourse Notes have not been guaranteed by Indevus or the Company.

Principal on the Non-recourse Notes is required to be paid in full by the final legal maturity date of November 5, 2024, unless repaid or redeemed earlier. In the event the Non-recourse Notes are repaid or redeemed prior to November 5, 2024, the noteholders will be entitled to a redemption premium (as described below). The interest rate applicable to the Non-recourse Notes is 16% per year and is payable quarterly in arrears and commenced on November 5, 2008.

Principal and interest on the Non-recourse Notes will be repaid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest shortfalls. Approximately $5.8 million of the remaining interest reserve account is classified as restricted cash in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-Recourse Notes (16%) compounded quarterly. If such shortfall is not cured and thus not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur. Pursuant to the Indenture, the Company has the right to cure such a shortfall by contributing an amount equal to the shortfall to the trustee for distribution to the noteholders. The Company has the right to cure such a shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to cure a shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may assume all rights to future royalty payments from Allergan.

The Non-recourse Notes will be subject to redemption at the option of Royalty Sub. If the applicable redemption of the Non-recourse Notes occurs on or prior to August 5, 2010, the redemption price will be equal to the greater of (x) the outstanding principal balance of the Non-recourse Notes being redeemed or (y) the present value, discounted at the rate on U.S. Treasury obligations with a comparable maturity to the remaining weighted average life of the Non-recourse Notes plus 1.00%, of the principal payment amounts and interest at the rate applicable to the Non-recourse Notes on the outstanding principal balance of the Non-recourse Notes. If the applicable redemption of the Non-recourse Notes occurs after August 5, 2010, the redemption price will be equal to the percentage of the outstanding principal balance of the Non-recourse Notes being redeemed specified below for the period in which the redemption occurs:

Payment Dates (between indicated dates)	Redemption Percentage
From November 5, 2010 to and including August 5, 2011	108%
From November 5, 2011 to and including August 5, 2012	104%
From November 5, 2012 and thereafter	100%

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2008 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$40,305	$9,779	$7,625	$5,044	$4,284	$4,318	$9,255
Convertible Senior Subordinated Notes	379,500	—	—	—	—	—	379,500
Interest payments on Convertible Senior Subordinated Notes	41,783	6,641	6,641	6,641	6,641	6,641	8,578
Convertible Notes	71,925	71,925	—	—	—	—	—
Interest on Convertible Notes	1,311	1,311	—	—	—	—	—
Non-recourse Notes	105,000	—	—	—	—	—	105,000
Interest on Non-recourse Notes	261,800	12,600	16,800	16,800	16,800	16,800	182,000
Minimum Purchase Commitments to Novartis	61,000	20,000	20,000	21,000	—	—	—
Minimum Royalty Obligation Due to Hind	1,500	500	500	500	—	—	—
Minimum Purchase Commitments to Teikoku(1)	128,000	32,000	32,000	32,000	32,000	—	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis AG (4)	60,000	—	—	15,000	30,000	15,000	—
Minimum advertising and promotion spend(3)	25,625	15,625	10,000	—	—	—	—
Other Commitments(5)	5,661	2,305	1,525	1,739	92	—	—
Shire Minimum Payments(6)	2,875	—	1,375	1,500	—	—	—

Total	$1,188,285	$174,686	$96,466	$100,224	$89,817	$42,759	$684,333

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

(4)

Under the terms of the five-year Voltaren® Gel Agreement, Endo has agreed to certain minimum advertising and promotional spending of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. Subsequent to June 30, 2010, the minimum advertising and promotional spending are to be determined based on a percentage of net sales of the Licensed Product.

(5)	Included in this balance is our fixed obligation payable to Ventiv during the first twelve months of detailing under the Ventiv Agreement, as well as ongoing funding for research related to an agreement with Harvard University and Aurigene Discovery Technologies Limited.
(6)

In April 2008, Indevus entered into an agreement to terminate its manufacturing and supply agreement with Shire Pharmaceuticals Group plc (Shire) related to Vantas®. Under this termination agreement, Shire relinquished its right to receive royalties on net sales of Vantas® or a percentage of royalties and other consideration received by the Indevus relative to a sublicense of our Vantas® selling and marketing rights granted by Shire. In exchange, the termination agreement provided for Indevus to pay Shire a total of $5.0 million. The remaining payments to be made to Shire consist of $1.4 million payable in January 2010 and $1.5 million payable in January 2011.

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

On January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of March 31, 2009, our liability for unrecognized tax benefits amounted to $26.0 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations, cash flows, or financial position.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 became effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS, we elected the fair value option for the auction-rate securities rights (See Note 3).

On September 12, 2008, the FASB issued FASB Staff Position SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP SFAS 133-1 and FIN 45-4). FSP SFAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance of a guarantee. FSP SFAS 133-1 and FIN 45-4 became effective for the first interim or annual reporting period that ends after November 15, 2008. We adopted FSP SFAS 133-1 and FIN 45-4 in November 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

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

On December 11, 2008 the FASB issued FASB Staff Position SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. FSP SFAS 140-4 and FIN 46(R)-8 became effective for the first interim or annual reporting period that ends after December 15, 2008. We adopted FSP SFAS 140-4 and FIN 46(R)-8 in December 2008. The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated results of operations, financial condition, or required financial statement disclosures.

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a

Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 became effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. We have adopted EITF 07-1 as of January 1, 2009. The adoption of EITF 07-1 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS 141(R) Business Combinations (SFAS 141(R)) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and became effective for fiscal years, beginning on or after December 15, 2008. We have adopted SFAS 141(R) and SFAS 160 as of January 1, 2009. The adoption of SFAS 141(R) had a material impact on the accounting for our merger with Indevus Pharmaceuticals, Inc. in February of 2009. See Note 5 for further discussion. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP SFAS 141(R)-1), which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The Board voted to carry forward the requirements in SFAS 141, for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). FSP SFAS 141(R)-1 became effective for fiscal years, beginning on or after December 15, 2008. We have adopted FSP SFAS 141(R)-1 as of January 1, 2009. See Note 5 for further discussion.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted FSP 142-3 as of January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of FSP APB 14-1. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of FSP APB 14-1 are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have adopted FSP APB 14-1 as of January 1, 2009. The adoption of FSP APB 14-1 will result in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We have adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material effect on our results of operations or financial position.

In June 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). The consensus in EITF 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The consensus in EITF 07-5 supersedes EITF 01-6 and became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 as of January 1, 2009. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Accounting Considerations (EITF 08-6). The application of the equity method is affected by the accounting for business combinations under SFAS 141(R) and the accounting for consolidated subsidiaries under SFAS 160. Therefore, the objective of EITF 08-6 is to clarify how to account for certain transactions and impairment considerations involving equity method investments. EITF 08-6 became effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. EITF 08-6 is to be applied prospectively. We adopted EITF 08-6 as of January 1, 2009. The adoption of EITF 08-6 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In November 2008, the EITF of the FASB ratified the consensus reached in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). While the guidance in SFAS 141(R) governs initial recognition and measurement of defensive intangible assets, EITF 08-7 was issued to clarify how defensive intangible assets acquired in a business combination or an asset acquisition should be accounted for subsequent to their acquisition. A defensive intangible asset is defined as an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to prevent others from using. EITF 08-7 requires a defensive intangible asset to be accounted for as a separate unit of accounting and assigned a useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. EITF 08-7 became effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted EITF 08-7 as of January 1, 2009. The adoption of EITF 08-7 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Accounting Pronouncements Issued But Not Yet Adopted

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). FSP SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased in relation to normal market activity for the asset or liability. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 157-4 must be accompanied by early adoption of FSP SFAS 115-2 as described below. The Company has not adopted FSP SFAS 157-4 early. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on our consolidated results of operations, cash flows and financial position.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2). FSP SFAS 115-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP SFAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 115-2 must be accompanied by early adoption of FSP SFAS 157-4 as described above. The Company has not adopted FSP SFAS 115-2 early. The Company is currently evaluating the impact of adopting FSP SFAS 115-2 on our consolidated results of operations, cash flows and financial position.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP SFAS 107-1 must be accompanied by early adoption of FSP SFAS 115-2 and FSP SFAS 157-4 as described above. The Company has not adopted FSP SFAS 107-1 early. The Company is currently evaluating the impact of adopting FSP SFAS 107-1 on our consolidated results of operations, cash flows and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. Our exposures to market risk have not changed materially since December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

The risk factors listed below are included for the purposes of updating the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009. Other than these new risk factors resulting from our acquisition of Indevus, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The ability of Allergan to perform its obligations with respect to Sanctura® and Sanctura XR™.

Two of our products Sanctura® and Sanctura XR™ are treatments for overactive bladder, which we co-promote with our marketing partner, Allergan. We are highly dependent on Allergan for the commercialization and marketing of Sanctura® and Sanctura XR™ in the U.S. and for performance of its obligations under the Allergan Agreement. Under the terms of the Allergan Agreement, Allergan is responsible for all U.S. marketing and sales activities relating to Sanctura® and Sanctura XR™ (we have the right to co-promote Sanctura XR™ through September 2009). As such, we will depend on Allergan to devote sufficient resources to effectively market Sanctura® and Sanctura XR™. The failure of Allergan to effectively market Sanctura® or Sanctura XR™ or perform its obligations under the Allergan Agreement, could materially adversely affect our business, financial condition and results of operations.

In certain circumstances, we may lose the potential to receive future royalty payments after the Non-recourse Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the Non-recourse Note financing agreements.

In August 2008, through a wholly-owned subsidiary, Indevus issued $105 million in aggregate principal amount of Non-recourse Notes, which were secured principally by royalty payments from Allergan relating to future sales of Sanctura® and Sanctura XR™ in the U.S., and by a pledge by Indevus of all the outstanding equity interest in its subsidiary, Ledgemont Royalty Sub LLC, which is now a subsidiary of Endo. If the Sanctura® and Sanctura XR™ royalty payments received from Allergan are insufficient to repay the Non-recourse Notes or if an event of default occurs under the indenture governing the Non-recourse Notes, in certain circumstances, the royalty payments and our equity interest in Ledgemont Royalty Sub LLC may be foreclosed upon and we would lose the potential to receive future royalty payments after the Non-recourse Notes are repaid in full. In addition, in connection with the issuance of the Non-recourse Notes, Indevus made certain representations, warranties and covenants to Ledgemont Royalty Sub LLC and the holders of the Non-recourse Notes, or the Non-recourse Noteholders. If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture, which could trigger a cross default under the indenture that governs our Convertible Senior Subordinated Notes due 2015. We could also be liable to Ledgemont Royalty Sub LLC or the Non-recourse Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned.

Allergan’s failure to successfully market and commercialize Sanctura® and Sanctura XR™ would harm sales of Sanctura® and Sanctura XR™and, therefore, would delay or prevent repayment of the Non-recourse Notes, which would delay or prevent us from receiving future revenue from sales of Sanctura® and Sanctura XR™.

The Non-recourse Notes issued by our subsidiary, Ledgemont Royalty Sub LLC, will be repaid solely from royalties received from Allergan on its net sales of Sanctura® and Sanctura XR™ in the United States under the Allergan Agreement. Royalty payments in respect of net sales of Sanctura® and Sanctura XR™ in the U.S. will be entirely dependent on the actions, efforts and success of Allergan, over whom neither we nor our subsidiary Ledgemont Royalty Sub LLC, have control. Neither we nor our subsidiary, Ledgemont Royalty Sub LLC, can ensure that Allergan effectively maximizes the potential sales of Sanctura® and Sanctura XR™. The ability of Ledgemont Royalty Sub LLC to pay amounts due on the Non-recourse Notes may be materially harmed to the extent Allergan fails or is unable to successfully market and sell Sanctura® and Sanctura XR™. Our ability to receive future revenue from sales of Sanctura® and Sanctura XR™ is dependent on our subsidiary, Ledgemont Royalty Sub LLC, repaying the Non-recourse Notes in a timely fashion. If Ledgemont Royalty Sub LLC takes longer than anticipated to repay the Non-recourse Notes, or if it defaults on the Non-recourse Notes, in each case due to lower sales of Sanctura® and Sanctura XR™ by Allergan, we may not receive future revenue from Sanctura® and Sanctura XR™ as currently planned, or at all.

Royalties under the Allergan Agreement may not be sufficient for our subsidiary to meet its payment obligations under the Non-recourse Notes.

While our subsidiary, Ledgemont Royalty Sub LLC, will be entitled to certain minimum royalties under the Allergan Agreement, such minimum royalties may not be sufficient for Ledgemont Royalty Sub LLC to meet its payment obligations under the Non-recourse Notes and, therefore, it will be dependent on Allergan’s successful sales and marketing efforts for Sanctura® and Sanctura XR™ in order for it to receive royalties in excess of these minimum amounts. In addition, Allergan’s obligation to pay minimum royalties may be reduced, suspended or eliminated following certain adverse events pertaining to regulatory non-compliance, generic competition, lack of product supply and other events. Any such royalty modifications would result in Ledgemont Royalty Sub LLC receiving significantly reduced or no royalties under the Allergan Agreement, which would delay repayment of the Non-recourse Notes, or result in a default under the Non-recourse Notes. In such circumstances we may not receive future revenue relating to Sanctura® and Sanctura XR™ as currently planned, or at all. In addition, a default under the Non-recourse Note indenture could trigger a cross default under the indenture that governs our Convertible Senior Subordinated Notes due 2015.

The regulatory approval process outside the U.S. varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.

We have worldwide rights to market many of our products and product candidates. We intend to seek approval of and market our products outside of the U.S. For example, we have agreements to license Vantas® in Canada, South Africa, Asia and Argentina. To market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. Other than the approval of Vantas® for marketing in the European Union and certain other foreign jurisdictions, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

The outcome of the Redux litigation could materially harm us.

On September 15, 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched by its licensee, American Home Products Corporation, now Wyeth, in June 1996. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions, some of which purport to be class actions, in federal and state courts relating to the use of Redux and other weight loss drugs. The existence of such litigation may materially adversely affect our business. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may in the future have, an adverse effect on the market price of our common stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations.

On May 30, 2001, Indevus entered into an Indemnity and Release Agreement with Wyeth, which provides for indemnification of Redux-related claims brought by plaintiffs who initially elected not to stay in the American Home Products national class action settlement of diet drug litigation and by those claimants who allege primary pulmonary hypertension, a serious disease involving the blood vessels in the lungs. This agreement also provides for funding of all defense costs related to all Redux-related claims and provides for Wyeth to fund certain additional insurance coverage to supplement the Company’s existing product liability insurance. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which we are not otherwise indemnified or covered under the AHP indemnity and release agreement will not have a material adverse effect on our future business, results of operations or financial condition or that the potential of any such claims would not adversely affect our ability to obtain sufficient financing to fund operations. We are unable to predict whether the existence of such litigation may adversely affect our business.

Pursuant to agreements we have with Les Laboratories Servier, from whom Indevus in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., the manufacturer of Redux, and other parties, we may be required to indemnify such parties for Redux-related liabilities. We are unable to predict whether such indemnification obligations, if they arise, may adversely affect our business.

There are risks associated with our recent acquisition of Indevus Pharmaceuticals, Inc., including but not limited to our ability to integrate the business into ours.

The former Indevus business and personnel are in the process of being integrated with Endo’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected synergies associated with the Indevus acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees; and

•	challenges in attracting and retaining key personnel.

As a result, the Company may not be able to realize the expected revenue growth and other benefits that it hopes to achieve from the Indevus acquisition. In addition, Endo may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

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

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/S/ DAVID P. HOLVECK
Name:	David P Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ EDWARD J. SWEENEY
Name:	Edward J. Sweeney
Title:	Vice President, Controller and Principal Accounting Officer (Principal Financial Officer)

Date: May 11, 2009

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.8	Indenture dated as of August 6, 2007 between Indevus and The Bank of New York Trust Company, N.A, as trustee (incorporated herein by reference to Exhibit 4.1 of the Indevus Current Report on Form 8-K filed with the Commission on August 7, 2007)

4.8.1	Supplemental Indenture, dated as of March 23, 2009, by and between Indevus and the The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated March 23, 2009)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

Exhibit No.	Title
10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo Pharmaceuticals Holdings Inc. and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on Form 8-K dated January 11, 2007)

10.18.2	Third Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc., dated as of March 31, 2009 (incorporated herein by reference to Exhibit 10.18.2 of the Current report on Form 8-K dated April 6, 2009)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Separation Agreement, dated as of September 8, 2008, between the Endo Pharmaceuticals Holdings Inc. and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 8, 2008)

10.27	Executive Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Ivan Gergel, M.D., dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2009)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG (incorporated herein by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo Pharmaceuticals Holdings Inc. and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008)

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.32.1	Amendment to the Sales and Marketing Services Agreement, dated as of January 29, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.32.2	Amendment to the Sales Representative Service Agreement, dated as of April 1, 2009 between Endo Pharmaceuticals Inc. and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated April 7, 2009)

10.32.3*	Amendment to the Sales Representative Services Agreement, dated as of May 11, 2009 between Endo Pharmaceuticals Inc. and Ventiv Commercial Services, LLC

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	[Intentionally Omitted]

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 8, 2009).

10.43	Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Alan G. Levin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated May 8, 2009).

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.50 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009 to the Agreement and Plan of Merger, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo Pharmaceuticals Holdings, Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.53	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated January 5, 2009)

10.54	Nebido® Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.55 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.56	Memorandum of Understanding, dated February 4, 2009, by and among (i) Wolf Popper LLP, counsel for Plaintiff Arthur Gober, CBM IRA Beneficiary Custodian, Beneficiary of Jerome Gober, (ii) Skadden, Arps, Slate, Meagher & Flom LLP, counsel for Defendants Endo Pharmaceuticals Holdings Inc. and BTB Purchaser Inc., (iii) The Weiser Law Firm, P.C., counsel for Plaintiff Martin Wexler, (iv) Young Conaway Stargatt & Taylor, LLP, counsel for Defendants Indevus Pharmaceuticals, Inc., Glenn L. Cooper, Andrew Ferrara, James C. Gale, Michael E. Hanson, Stephen C. McCluski, Cheryl P. Morley and Malcolm Morville, (v) Levi & Korsinsky LLP, counsel for Plaintiff Malena C. Schroeder and (vi) Johnson Bottini LLP, counsel for Plaintiff H. Steven Mishket (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2009)

10.57	Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58	Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.59	Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004 (incorporated herein by reference to Exhibit 10.10 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.60	Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005 (incorporated herein by reference to Exhibit 10.11 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.61	Agreement and Plan of merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Indevus Current Report on Form 8-K, dated December 12, 2006)

10.62	License Agreement dated February 18, 1994 between Indevus and Rhone-Poulenc Rorer, S.A. (incorporated herein by reference to the Indevus Registration Statement on Form S-3 or Amendment I (File no. 33-75826))

10.63	Lease dated February 5, 1997 between Indevus and Ledgemont Realty Trust (incorporated herein by reference to Exhibit 10.87 to the Indevus Form 10-Q for the period ended December 31, 1996 filed with the Commission on February 14, 1997)

10.64	License Agreement effective as of November 26, 1999 between Madaus AG and Indeuvs (incorporated herein by reference to Exhibit 10.113 to the Indevus Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 28, 1999)

10.65	Indemnity and Release Agreement between American Home Products Corporation and Indevus dated as of May 30, 2001 (incorporated herein by reference to Exhibit 1.120 to the Indevus Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001)

10.66	Supply Agreement between Indevus and Madaus AG dated December 16, 2003 (incorporated herein by reference to Exhibit 10.129 to the Indevus Form 10-Q for the period ended December 31, 2002, filed with the Commission on February 14, 2003)

10.67	Development and License Agreement between Indevus and Shire Laboratories Inc. dated March 11, 2003 (incorporated herein by reference to Exhibit 10.130 to the Indevus Form 10-Q for the period ended March 31, 2003, filed with the Commission on April 13, 2003)

10.68	License, Commercialization and Supply Agreement dated April 6, 2004 between Indevus and Odyssey Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 99.2 to the Indevus Current Report on Form 8-K dated April 19, 2004)

10.68.1	Amendment No. 1 to License, Commercialization and Supply Agreement dated April 30, 2005 between Indevus and Odyssey Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.143 to the Indevus Form 10-Q for the period ended March 31, 2005, filed with the Commission on May 10, 2005)

10.69	Indenture of Lease dated December 20, 2004 between Indevus and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Hayden Office Trust (incorporated herein by reference to Exhibit 10.142 to the Indevus Form 10-Q for the period ended December 31, 2004, filed with the Commission on February 9, 2005)

10.70	Amendment and Consent Agreement dated May 14, 2005 between Indevus, Odyssey Pharmaceuticals, Inc., and Saturn Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated May 17, 2005)

10.71	License Agreement dated July 28, 2005 between Indevus and Schering Aktiengesellschaft (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated August 2, 2005)

10.72	Manufacturing and Supply Agreement by and between Indevus and Schering AG, Germany dated on or about October 20, 2006 (incorporated herein by reference to Exhibit 10.158 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73	License and Supply Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.159 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73.1	Amendment and Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.160 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.74	API Supply Agreement by and between Indevus and Helsinn Chemicals SA and Helsinn Advanced Synthesis SA dated on or about November 22, 2006 (incorporated herein by reference to Exhibit 10.162 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.75	Supprelin Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.75.1	Supplemental Supprelin CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 23, 2009)

10.76	Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.76.1	Supplemental Stent CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 23, 2009)

10.77	Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.3 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.77.1	Supplemental Octreotide CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 23, 2009)

10.78	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc. (incorporated herein by reference to Exhibit 10.1 to the Valera Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 9, 2006)

10.79	Form of License, Supply and Distribution Agreement by and between Indevus Pharmaceuticals, Inc. and Orion Corporation dated April 2, 2008 (incorporated herein by reference to Exhibit 10.208 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.80	Form of Purchase and Sale Agreement by and between Ledgemont Royalty Sub LLC and Indevus dated August 26, 2008 (incorporated herein by reference to Exhibit 10.215 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.81	Form of Note Purchase Agreement by and among Ledgemont Royalty Sub LLC, Indevus and the purchasers named therein dated August 26, 2008 (incorporated herein by reference to Exhibit 10.216 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.82	Form of Indenture by and between Ledgemont Royalty Sub LLC and U.S. Bank National Association dated August 26, 2008 (incorporated herein by reference to Exhibit 10.217 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.83	Form of Pledge and Security Agreement made by Indevus to U.S. Bank National Association, as Trustee, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.218 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.84	Form of Development, License and Commercialization Agreement made by and between Indevus and Teva Pharmaceutical Industries Ltd., dated September 25, 2008 (incorporated herein by reference to Exhibit 10.219 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.85	First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.86	Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989 (incorporated herein by reference to Exhibit 10.17 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.87	Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000 (incorporated herein by reference to Exhibit 10.12 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (incorporated herein by reference to Exhibit 10.6 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.1	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (incorporated herein by reference to Exhibit 10.7 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.2	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (incorporated herein by reference to Exhibit 10.8 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.