Form 10-Q
period 2009-09-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2009-10-30
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

Common Stock, $0.01 par value Shares outstanding as of October 23, 2009: 117,259,235

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

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456,753	$775,693
Restricted cash	176,957	—
Marketable securities	400	6,500
Accounts receivable, net	307,375	246,326
Income taxes receivable	—	1,600
Inventories	97,133	80,656
Prepaid expenses and other current assets	13,469	24,515
Auction-rate Securities Rights, at fair value	19,680	—
Deferred income taxes	107,148	48,404

Total current assets	1,178,915	1,183,694

MARKETABLE SECURITIES	245,370	239,204
AUCTION-RATE SECURITIES RIGHTS, at fair value	—	27,321
PROPERTY AND EQUIPMENT, Net	46,341	44,378
GOODWILL	302,089	181,079
OTHER INTANGIBLES, Net	695,791	205,055
OTHER ASSETS	31,762	28,002

TOTAL ASSETS	$2,500,268	$1,908,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$172,279	$160,468
Accrued expenses	297,074	226,005
Acquisition-related contingent consideration	126,220	—
Income taxes payable	13,829	—

Total current liabilities	609,402	386,473

DEFERRED INCOME TAXES	78,034	1,270
ACQUISITION-RELATED CONTINGENT CONSIDERATION	63,580	—
CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	255,829	243,150
NON-RECOURSE NOTES PAYABLE	62,349	—
OTHER LIABILITIES	86,957	70,729
COMMITMENTS AND CONTINGENCIES (NOTE 10) STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 134,949,792 and 134,302,004 shares issued; 117,233,489 and 116,585,701 outstanding at September 30, 2009 and December 31, 2008, respectively	1,349	1,343
Additional paid-in capital	812,030	793,285
Retained earnings	957,443	838,955
Accumulated other comprehensive loss	(1,889)	(1,656)
Treasury stock, 17,716,303 shares at September 30, 2009 and December 31, 2008	(424,816)	(424,816)

Total stockholders’ equity	1,344,117	1,207,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,500,268	$1,908,733

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Net sales	$358,344	$316,768	$1,062,972	$913,200
Royalty and other revenue	2,683	—	6,463	—

TOTAL REVENUES	361,027	316,768	1,069,435	913,200

COSTS AND EXPENSES:
Cost of revenues	97,307	71,027	275,385	190,554
Selling, general and administrative	139,922	116,249	389,520	357,775
Research and development	59,690	22,165	136,612	82,244
Acquisition-related costs	(20,206)	—	41,222	—
Impairment of other intangible assets	—	—	—	8,083

OPERATING INCOME	84,314	107,327	226,696	274,544

INTEREST EXPENSE (INCOME), NET	10,204	1,401	28,213	(8,292)
OTHER EXPENSE (INCOME), NET	(1,194)	9	(1,604)	(835)
GAIN ON EXTINGUISHMENT OF DEBT, NET	(4,025)	—	(4,025)	—

INCOME BEFORE INCOME TAX	79,329	105,917	204,112	283,671
INCOME TAX	29,907	39,923	85,624	101,021

NET INCOME	$49,422	$65,994	$118,488	$182,650

NET INCOME PER SHARE:
Basic	$0.42	$0.55	$1.01	$1.46
Diluted	$0.42	$0.55	$1.01	$1.45
WEIGHTED AVERAGE SHARES:
Basic	117,207	119,439	117,062	125,498
Diluted	117,643	119,954	117,401	126,012

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$118,488	$182,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,482	32,367
Stock-based compensation	14,626	13,713
Amortization of debt issuance costs and premium/discount	14,282	8,936
Selling, general and administrative expenses paid in shares of common stock	189	—
Deferred income taxes	(30,836)	(11,553)
(Gain) loss on disposal of property and equipment	(156)	73
Change in the fair value of acquisition-related contingent consideration	3,240	—
Loss on auction-rate securities rights	7,641	—
Unrealized gain on trading securities	(9,646)	—
Gain on extinguishment of debt	(4,025)	—
Impairment of long-lived assets	—	12,680
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(45,731)	(3,303)
Inventories	1,030	(22,400)
Note receivable	—	(489)
Prepaid and other assets	16,047	3,921
Accounts payable	9,522	(39,283)
Accrued expenses	44,335	42,439
Other liabilities	8,533	(3,882)
Income taxes receivable/payable	14,994	12,240

Net cash provided by operating activities	219,015	228,109

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,815)	(16,474)
Purchases of available-for-sale securities	—	(134,211)
Proceeds from sales of trading securities	8,975	420,811
Proceeds from the sale of property and equipment	—	27
Principal payments on note receivable	—	3,333
License fees	—	(85,000)
Acquisition, net of cash acquired	(250,359)	(15,000)
Funding of acquisition-related escrow	(175,000)	—
Other investments	(1,250)	(20,000)

Net cash (used in) provided by investing activities	(425,449)	153,486

FINANCING ACTIVITIES:
Capital lease obligations repayments	(182)	(565)
Tax sharing payments to Endo Pharma LLC	—	(343)
Tax benefits of stock awards	715	156
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	7,431	1,225
Principal payments on 6.25% convertible notes due July 2009	(71,990)	—
Principal payments on non-recourse notes payable	(48,480)	—
Net proceeds from issuance of convertible senior subordinated notes due 2015	—	371,512
Purchase of hedge on convertible senior subordinated notes due 2015	—	(107,607)
Sale of common stock warrants	—	50,371
Purchase of common stock	—	(413,710)

	Nine Months Ended September 30,
	2009	2008
Net cash used in financing activities	(112,506)	(98,961)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(318,940)	282,634
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	775,693	350,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$456,753	$632,959

SUPPLEMENTAL INFORMATION:
Interest paid	$15,087	$44
Income taxes paid	$92,279	$104,044
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrual for purchases of property and equipment	$1,419	$527
Settlement of note receivable	$—	$(46,667)
Acquisition of license rights	$—	90,657

	Nine Months Ended September 30,
	2009	2008
In connection with the purchase of all of the capital stock of Indevus Pharmaceuticals, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$991,553	$—
Cash paid for the capital stock	(368,034)	—
Contingent consideration	(172,860)	—

Liabilities assumed	$450,659	$—

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (referred to as the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

On February 23, 2009, the Company acquired Indevus Pharmaceuticals, Inc., a Delaware corporation (Indevus). Accordingly, as of February 23, 2009, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our consolidated results of operations include Indevus’s operating results from February 23, 2009 through September 30, 2009.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008 is derived from the Company’s audited financial statements at that date and has been recast as a result of our retrospective adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), as codified in the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) subtopic 470-20, Debt: Debt with Conversion and Other Options (ASC 470-20) . The accompanying Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2008 and the accompanying Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2008 have also been recast as a result of our retrospective adoption of FSP APB 14-1 (ASC 470-20). See Note 2. Recent Accounting Pronouncements and Note 12. Debt, for further details. The Condensed Consolidated Balance Sheet as of December 31, 2008 does not include all of the information and footnotes required by generally accepted accounting principles (referred to as GAAP) for complete financial statements. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we suggest that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company has evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB or the Board) issued SFAS No.157, Fair Value Measurements (previously referred to as SFAS 157), as codified in FASB ASC topic 820-10, Fair Value Measurements and Disclosures (now referred to as ASC 820-10), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. ASC 820-10 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (previously referred to as FSP 157-2), now referred to as ASC 820-10. ASC 820-10 delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (previously referred to as SFAS 159), as codified in FASB ASC topic 825, Financial Instruments (now referred to as ASC 825), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. ASC 825 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. ASC 825 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. ASC 825 became effective for fiscal years beginning after November 15, 2007. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of ASC 825 did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS with respect to certain auction rate securities in UBS accounts, we elected the fair value option for the auction-rate securities rights (See Note 3).

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (previously referred to as SFAS 141(R)), as codified in FASB ASC topic 805, Business Combinations (now referred to as ASC 805) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (previously referred to as SFAS 160), as codified in FASB ASC topic 810, Consolidation (now referred to as ASC 810). ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. ASC 805 and ASC 810 were required to be adopted concurrently and became effective for fiscal years, beginning on or after December 15, 2008. We have adopted ASC 805 and ASC 810 as of January 1, 2009. The adoption of ASC 805 had a material impact on the accounting for our merger with Indevus in February of 2009. See Note 5 for further discussion. The adoption of ASC 810 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

On January 1, 2008, the Company adopted ASC 820-10 for financial assets and liabilities. The adoption of ASC 820-10 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. On January 1, 2009, the Company adopted ASC 820-10 for non-financial assets and non-financial liabilities. The adoption of ASC 820-10 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP APB 14-1 (now referred to as ASC 470-20). ASC 470-20 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of ASC 470-20. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of ASC 470-20 are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have adopted ASC 470-20 as of January 1, 2009. The adoption of ASC 470-20 will result in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes. See Note 12 for further details.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (previously referred to as FSP SFAS 157-3), now referred to, as codified, ASC 820. ASC 820 clarifies the application of SFAS 157 when determining the fair value of a financial asset when the market for that asset is not currently active. ASC 820 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. ASC 820 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. ASC 820 emphasizes the existing disclosure requirements under SFAS 157 regarding significant unobservable inputs (Level 3 inputs). ASC 820 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. The Company has adopted ASC 820 beginning with the quarterly period ended September 30, 2008. See Note 3 for a further discussion of fair value.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (previously referred to as FSP SFAS 141(R)-1), as codified in ASC 805 (now referred to as ASC 805), which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 810. The requirements in SFAS 141 for acquired contingencies were carried forward and require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies will typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (previously referred to as SFAS 5), as codified primarily in FASB ASC topic 450, Contingencies (now referred to as ASC 450). ASC 805 became effective for fiscal years, beginning on or after December 15, 2008. We have adopted ASC 805 as of January 1, 2009. See Note 5 for further discussion.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (previously referred to as FSP SFAS 157-4), as codified in ASC 820. ASC 820 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP SFAS 157-4 beginning with the quarterly period ended June 30, 2009. The adoption of ASC 820 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (previously referred to as FSP SFAS 107-1), as codified in ASC 825. ASC 825 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, by requiring disclosures with respect to the fair value of financial instruments in interim and annual financial statements. ASC 825 is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 825 beginning with the quarterly period ended June 30, 2009. The adoption of ASC 825 did not have a material effect on the Company’s consolidated results of operations or financial condition; however it did result in enhanced disclosures about fair value of financial instruments in our interim financial statements. See Note 3, Fair Value of Financial Instruments for further discussion.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), as codified in ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 nullifies FSP SFAS 140-4 and FIN 46(R)-8 (now referred to as ASC 860). However, the content of the enhanced disclosures required by SFAS 167 is generally consistent with that previously required by the FSP. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of adopting SFAS 167 on our consolidated results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157). ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (i.e., a transfer notion), the ASU requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (i.e., a Level 1 fair value measurement). The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, ASU 2009-05 prescribes one or more valuation techniques that a company should use to estimate fair value. ASU 2009-05 also emphasizes that regardless of the technique(s) used; an entity should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Therefore, for Endo, the ASU becomes effective on October 1, 2009. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The Company is currently evaluating the impact of adopting ASU 2009-05 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition (referred to as ASC 605). ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 08-1 on our consolidated results of operations and financial position.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2009, the financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds,

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. As of September 30, 2009 and December 31, 2008, $114.7 million and $356.9 million, respectively, of our money market funds are held in funds that solely invest in U.S. Treasury Bills. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009
	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$400	$400
Auction-rate securities rights	19,680	19,680

Long-term assets:
Auction-rate securities	$241,275	$241,275
Equity securities	4,095	4,095
Equity and cost method investments	29,575	N/A

	$295,025

Current liabilities:
Acquisition-related contingent consideration	$(126,220)	$(126,220)

Long-term liabilities:
Acquisition-related contingent consideration	(63,580)	(63,580)
1.75% Convertible Senior Subordinated Notes Due 2015	(255,829)	(273,584)
Non-Recourse Notes Payable	(62,349)	(63,303)
Minimum Voltaren® gel royalties due to Novartis AG	(49,131)	(49,131)

	$(557,109)	$(575,818)

Equity securities consist of publicly traded common stock the value which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration represents amounts payable to the former shareholders under contingent cash consideration agreements relating to the development of AveedTM and octreotide. These amounts are required to be measured at fair value on a recurring basis (see Note 5 for further details). The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and a stock price volatility of 36% that was based on historic volatility of the Company’s common stock and other factors. The technique is consistent with the methodology used for the adoption of ASC 470-20 (see Note 12. Debt). The Non-recourse Notes were recorded at fair value as of February 23, 2009, the date we acquired Indevus. Fair value was determined using an income approach (present value technique). The Non-recourse Notes due in 2024 are being amortized down to their face value at maturity of $57.0 million (see Note 12. Debt). The fair value of our Non-recourse Notes at September 30, 2009 was determined using an income approach (present value technique) consistent with the methodology used as of February 23, 2009.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

is not aware of any events or circumstances that would have a significant adverse effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at September 30, 2009 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2009. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the fair value of our $20.0 million cost method investment.

As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities, auction-rate securities rights, and acquisition-related contingent consideration. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s money market funds and $0.4 million of original par value trading auction-rate securities are based on quoted market prices, representing Level 1 inputs under the fair value hierarchy. The fair value of the Company’s available-for-sale and the remaining trading securities, auction-rate securities rights and acquisition-related contingent consideration are all based on unobservable inputs as little or no market data exists for these assets and liabilities. Consequently, these inputs fall within Level 3 of the fair value hierarchy.

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

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At September 30, 2009, (the measurement date), the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy described in Note 2 because significant judgments are required to determine fair value at the measurement date.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of September 30, 2009, we had Eligible Auction-Rate Securities with original par value of $245.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%) or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Concurrent with the acceptance of the UBS Offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as codified in ASC 323. The Company made the election to transfer the securities into the trading category after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. During the nine-month period ended September 30, 2009, the fair value of these securities increased by $9.6 million, which was recorded as a gain and included in other income, net in the Condensed Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities Rights

In November 2008, we elected the fair value option for the Rights. As further described in Note 2, ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of this election, the fair value of the Rights is re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the Rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the Rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under ASC 825, as it believes it is most appropriate to recognize future changes in the fair value of the Rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As of December 31, 2008 the fair value of the Rights was $27.3 million. At September 30, 2009, the fair value of the Rights decreased to $19.7 million to reflect the fair value measurement of the Rights at that date. The decrease in fair value from December 31, 2008 to September 30, 2009 of $7.6 million was recognized as a charge to earnings and included in other income, net in the Condensed Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings.

Valuation of the Auction-Rate Securities

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our auction-rate securities. Specifically, the Company used the discount rate adjustment technique described in ASC 820 (previously Appendix B of SFAS 157) to determine an indication of fair value.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on September 30, 2009 ranged from 4.79% to 5.50%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At September 30, 2009, the spreads over the base rate for our auction-rate securities applied to our auction-rate securities ranged from 166 basis points to 485 basis points.

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

At September 30, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $241.7 million, representing an 8%, or $22.2 million discount from their original purchase price or par value, which the Company attributes to liquidity issues rather than credit issues. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities was increased by approximately $10.1 million at September 30, 2009, reflecting the change in fair value for the nine months ended September 30, 2009. The portion of this increase in fair value related to the Eligible Auction-Rate Securities was $9.6 million and was recorded in earnings as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary, as we currently do not intend to sell these securities, it is not more likely than not that we will be required to sell these securities before the recovery of our amortized cost basis and we currently expect to recover the entire cost basis of these securities. Our assessment was based in large part on the financial condition and near-term prospects of the underlying issuers. Accordingly, we recorded a $0.5 million increase in shareholders’ equity in accumulated other comprehensive loss. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the Rights. Specifically, the Company used the discount rate adjustment technique described in ASC 820 (previously Appendix B of SFAS 157) to determine an indication of fair value. The Rights provide the Company with the ability to sell the Eligible Auction-Rate Securities at par plus accrued interest and dividends to UBS beginning on June 30, 2010.

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

At September 30, 2009, the fair value of the Rights, as determined by applying the above described discount rate adjustment technique, was approximately $19.7 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$114,717	$—	$—	$114,717
Auction-rate securities	400	—	241,275	241,675
Auction-rate securities rights	—	—	19,680	19,680
Equity securities	4,095	—	—	4,095

Total	$119,212	$—	$260,955	$380,167

Liabilities:
Acquisition-related contingent consideration – current	$—	$—	$(126,220)	$(126,220)
Acquisition-related contingent consideration – long-term	—	—	(63,580)	$(63,580)

Total	$—	$—	$(189,800)	$(189,800)

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Auction-rate securities included in Level 1 represent trading securities that were called by the issuer and settled subsequent to September 30, 2009 at amounts equal to our original par value investment. Consequently, these trading securities categorized within Level 1 of the fair value hierarchy are classified as current marketable securities at September 30, 2009.

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Assets:
Balance at June 30, 2009	$237,770	$24,808	$262,578
Amounts sold or redeemed	(1,075)	—	(1,075)
Amounts acquired or issued	—	—	—
Transfers in and/or (out) of Level 3	(400)	—	(400)
Changes in fair value recorded in earnings	4,830	(5,128)	(298)
Unrealized loss included in other comprehensive loss	150	—	150

Balance at September 30, 2009	$241,275	$19,680	$260,955

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at June 30, 2009	$(212,490)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	22,690

Balance at September 30, 2009	$(189,800)

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Assets:
Balance at January 1, 2009	$234,005	$27,321	$261,326
Amounts sold or redeemed	(2,475)	—	(2,475)
Amounts acquired or issued	—	—	—
Transfers in and/or (out) of Level 3	(400)	—	(400)
Changes in fair value recorded in earnings	9,646	(7,641)	2,005
Unrealized loss included in other comprehensive loss	499	—	499

Balance at September 30, 2009	$241,275	$19,680	$260,955

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2009	$—
Amounts acquired or issued	(186,560)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(3,240)

Balance at September 30, 2009	$(189,800)

For a complete discussion of the Company’s acquisition-related contingent consideration, including relevant fair value disclosures, see Note 5. Acquisitions.

At September 30, 2009, the fair value of the Company’s trading securities was $224.1 million. The following is a summary of available-for-sale securities held by the Company as of September 30, 2009 and December 31, 2008 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2009:
Money market funds	$114,717	$—	$—	$114,717

Total included in cash and cash equivalents	114,717	—	—	114,717
Auction-rate securities	18,800	—	(1,230)	17,570
Equity securities	5,000	—	(905)	4,095

Long-term marketable securities	23,800	—	(2,135)	21,665

Total available-for-sale securities	$138,517	$—	$(2,135)	$136,382

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2008:
Money market funds	$356,867	$—	$—	$356,867

Total included in cash and cash equivalents	356,867	—	—	356,867
Auction-rate securities	18,800	—	(1,729)	17,071
Equity securities	5,000	199	—	5,199

Long-term available-for-sale securities	23,800	199	(1,729)	22,270

Total available-for-sale securities	$380,667	$199	$(1,729)	$379,137

During the nine-month period ended September 30, 2009, we sold $9.0 million of auction-rate securities at par value. During the nine-month period ended September 30, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $301.4 million of auction-rate securities at par value and $5.0 million of municipal bonds at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the nine-month period ended September 30, 2009 and 2008. The cost of securities sold is based on the specific identification method.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monoline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of October 23, 2009, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

The following tables set forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of September 30, 2009 and December 31, 2008 (in thousands):

	Underlying Credit Rating(1)
As of September 30, 2009	AAA	AA	A	Ba2	B2	Total
Underlying security:
Student loans	$142,377	$5,189	$68,054	$8,850	$17,205	$241,675

Total auction-rate securities included in long-term marketable securities	$142,377	$5,189	$68,054	$8,850	$17,205	$241,675

	Underlying Credit Rating(1)
As of December 31, 2008	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of September 30, 2009, the yields on our long-term auction-rate securities ranged from 0.51% to 0.90%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of September 30, 2009, the weighted average yield for our long-term auction-rate securities was 0.74%. Total interest earned on our auction-rate securities during the nine-months ended September 30, 2009 and 2008 was $2.0 million and $11.4 million, respectively. Further, the issuers have been making interest payments when due.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,570	18,800	17,071
Equity securities	5,000	4,095	5,000	5,199

Total	$23,800	$21,665	$23,800	$22,270

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE 4. INVENTORIES

Inventories are comprised of the following at September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$11,746	$7,157
Work-in-process	17,445	10,131
Finished goods	67,942	63,368

Total	$97,133	$80,656

NOTE 5. ACQUISITIONS

Indevus Pharmaceuticals, Inc.

On February 23, 2009 (the Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus, a Delaware corporation. On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement. As of the date hereof, Endo has paid the (i) aggregate cash consideration in respect of the Indevus Shares and (ii) cash consideration for unexercised in-the-money options. Endo funded such amounts with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology and endocrinology. Following the completion of the Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Indevus’s approved products include the following:

•

Sanctura® (trospium chloride) was launched by Indevus in August 2004. Sanctura® is indicated for the treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Sanctura® is currently promoted in the U.S. by Allergan Inc.

•

Sanctura XR® (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. We had co-promoted Sanctura XR® in the U.S. with our marketing partner , Allergan Inc., however, our right to co-promote expired in September 2009.

•

Supprelin® LA (histrelin acetate) was launched by Indevus in June 2007. Supprelin® LA is a 12-month hydrogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

•

Vantas® (histrelin) was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® received approval in Argentina in January 2007 and is currently being marketed in that country.

•

Delatestryl® (testosterone enanthate) is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Delatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

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

•

Valstar™ (valrubicin) is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the bladder. Valstar™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar™ and in February 2009 obtained FDA approval of its sNDA for Valstar™. In September 2009, we launched Valstar™ for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support the launch of Valstar™.

Indevus’s primary development products include the following:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. The contingent cash consideration agreement relating to the product, which we have historically referred to as the Nebido® Contingent Cash Consideration Agreement, will now be referred to as the AveedTM Contingent Cash Consideration Agreement throughout this Report. Indevus acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. In September 2009, the FDA informed us that it has extended the review period for Aveed™ to December 2, 2009.

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

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive. The combined company markets products through four field sales forces and has the capability to develop innovative new therapies using a novel drug delivery technology.

The operating results of Indevus from February 23, 2009 to September 30, 2009 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The Acquisition Date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The contingent consideration relates to the amounts payable under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

Further, in the event that the AveedTM Without Label approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect cumulative net sales of AveedTM of at least $125.0 million for four consecutive calendar quarters on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM (AveedTM Net Sales Event), then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus. In the event that the AveedTM Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of AveedTM then the Company will not pay, and former Indevus stockholders will not receive, any additional amounts under the AveedTM Contingent Cash Consideration Agreement.

Endo has deposited $175.0 million in cash in an escrow account with a paying agent pursuant to the terms of the AveedTM Contingent Cash Consideration Agreement, which amount is equal to the aggregate amount payable to the former Indevus stockholders if the AveedTM With Label approval is obtained under the terms of the AveedTM Contingent Cash Consideration Agreement. This amount is included in our restricted cash balance in the accompanying Condensed Consolidated Balance Sheet and is restricted through December 15, 2009, the date when such amount will be released in accordance with the terms of the AveedTM Contingent Cash Consideration Agreement if not previously paid to former Indevus stockholders under the terms of the AveedTM Contingent Cash Consideration Agreement.

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91 million. The fair value of the octreotide contractual obligation to pay the contingent

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

consideration recognized on the Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

In accordance with ASC 805 (previously referred to as SFAS 141(R)), the Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012.

During the three months ended September 30, 2009, the fair value of the acquisition-related contingent consideration, as determined in accordance with accounting principles generally accepted in the United States, decreased by approximately $23 million reflecting management’s current assessment in light of the FDA’s ongoing review of the application for AveedTM. The decrease in the liability was recorded as a gain and is included in the acquisition-related costs line item in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2009, the fair value of the acquisition-related contingent consideration increased by $3.2 million and was recorded as a charge to earnings and is included in the acquisition-related costs line item in the accompanying Condensed Consolidated Statements of Operations.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

As of September 30, 2009, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement or related to the Valera Contingent Consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	February 23, 2009 (As initially reported)	Measurement Period Adjustments	February 23, 2009 (As adjusted)
Cash and cash equivalents	$117,675	$—	$117,675
Accounts receivable	13,725	1,593	15,318
Inventories	15,808	1,699	17,507
Prepaid and other current assets	8,327	(5)	8,322
Property, plant and equipment	8,266	590	8,856
Other intangible assets	586,900	(52,000)	534,900
Deferred tax assets	159,769	7,277	167,046
Other non-current assets	764	155	919

Total identifiable assets	$911,234	$(40,691)	$870,543

Accounts payable	$(5,081)	$—	$(5,081)
Accrued expenses	(27,357)	668	(26,689)
Convertible notes	(71,682)	(830)	(72,512)
Non-recourse notes	(115,235)	—	(115,235)
Deferred tax liabilities	(234,599)	22,307	(212,292)
Other non-current liabilities	(18,199)	(651)	(18,850)

Total liabilities assumed	(472,153)	21,494	(450,659)

Net identifiable assets acquired	$439,081	$(19,197)	$419,884
Goodwill	$102,490	$18,520	$121,010

Net assets acquired	$541,571	$(677)	$540,894

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

Of the $534.9 million of acquired intangible assets, $281.9 million was provisionally assigned to in-process research and development. The remaining $253.0 million has been provisionally assigned to license rights and is subject to a provisional weighted average useful life of approximately 12 years.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
ValstarTM (1)	$87.0	n/a
AveedTM	100.0	n/a

Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Vantas® (ex-U.S.)	18.0
Pro 2000	13.0	n/a
Other	11.9	n/a

Total	$281.9	n/a

License Rights:
Hydron® Polymer	$22.0	15
Vantas®	18.0	6
Sanctura® Franchise	88.0	14
Supprelin® LA	124.0	10
Other	1.0	4

Total	$253.0	12

Total other intangible assets	$534.9

(1)	The FDA approved the sNDA for Valstar™ subsequent to the Acquisition Date. Therefore, Valstar™ was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval.

The fair value of the in-process research and development assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to out-license the technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer Technology also includes an existing royalty payable by the Company to certain third party partners based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 13% to 20%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with those that a market participant would use.

The $121.0 million of goodwill is currently assigned to our pharmaceutical products segment, which is our only reportable segment as of September 30, 2009. This assignment is subject to change as this business combination with Indevus could lead to additional reportable segments in the future. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The deferred tax assets of $167.0 million are related primarily to federal net operating loss carryforwards of Indevus and its subsidiaries. The deferred tax liabilities of $212.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets. To the extent of any change to the provisional fair values of the intangible assets or other items, we would also expect to change the related deferred tax assets and liabilities that have been recorded at the Acquisition Date.

During the nine months ended September 30, 2009, we expensed $41.2 million of acquisition-related costs. Due to a change in the fair value our acquisition-related contingent consideration during the three months ended September 30, 2009, we recognized a net decrease of $20.2 million in acquisition-related costs during third quarter of 2009. These costs are included in line item entitled “Acquisition-related costs” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three Months Ended September 30, 2009	February 23, 2009 to September 30, 2009
Investment bank fees, includes Endo and Indevus	$—	$13,030
Accounting and legal	710	7,672
Separation and other costs	1,774	17,280

	2,484	37,982
Changes in fair value of acquisition-related contingent consideration	(22,690)	3,240

Total	(20,206)	41,222

The amounts of revenue and net loss of Indevus included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and from the Acquisition Date to the period ending September 30, 2009 are as follows (in thousands, except per share data):

	Revenue and Losses included in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2009	February 23, 2009 to September 30, 2009
Revenue	$18,194	$42,628
Net loss	$(18,233)	$(53,625)
Basic and diluted loss per share	$(0.16)	$(0.46)

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the three and nine-months ended September 30, 2009 and on January 1, 2008 for the three and nine-months ended September 30, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Indevus been completed on January 1, 2008 or January 1, 2009, nor are they indicative of any future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Pro forma consolidated results (in thousands, except per share data):
Revenue	$335,738	$1,079,735	$963,423
Net income	$56,217	$95,488	$106,144
Basic net income per share	$0.47	$0.82	$0.85
Diluted net income per share	$0.47	$0.81	$0.84

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

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo had agreed to the trial design with the FDA under the Special Protocol Assessment (SPA) process. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial, triggering a contingent purchase consideration payment to former shareholders of RxKinetix in the amount of $15 million that was made in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of additional pre-clinical data. In February 2009, the Company decided to discontinue all development activities related to EN3285.

NOTE 6. LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG

On March 4, 2008, we entered into a license and supply agreement (referred to as the Voltaren ® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc., (referred to as Novartis), to obtain the exclusive U.S. marketing rights for

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million to Novartis AG. Endo has agreed to pay royalties to Novartis AG on annual Net Sales of Voltaren® Gel, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments to Novartis AG of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations as defined in the Voltaren® Gel Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of Voltaren® Gel or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during the nine months ended September 30, 2009 or 2008. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset over its estimated useful life of approximately 5 years.

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

Novartis has the exclusive right, at its sole discretion, to effect a switch of Voltaren® Gel from a prescription product to an over-the-counter (OTC) product in the United States (referred to as an OTC Switch) by filing an amendment or supplement to the Voltaren® Gel New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis may not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis may not take any action that results in the loss of the prescription product status for Voltaren® Gel prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Voltaren® Gel being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement, provided that, and subject to certain limitations and provisions as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of Voltaren® Gel in the United States must have exceeded a certain threshold as defined in the Voltaren® Gel Agreement prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc. (referred to as Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® (lidocaine patch 5%) in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico. During the nine-month periods ended September 30, 2009 and 2008 we recorded $62.1 million and $62.0 million for these royalties to Hind, respectively, which were recorded as a reduction to net sales.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of September 30, 2009, Endo has recouped approximately $18.7 million of these unfunded development costs.

Royalties will be reduced by fifty percent (50%) until we recoup our previously recognized unfunded development costs, after which time royalties will be payable on annual net sales based on the royalty rates described above. In September 2008, the $41 million royalty threshold was met. As a result, we began incurring royalties on the net sales of Opana® ER. Such royalties will be reduced by fifty percent (50%) until we recoup Penwest’s share of the unfunded development costs of $28 million, after which time royalties will be payable on annual net sales based on the royalty rates described above. During the three and nine months ended September 30, 2009, we recorded, in costs of sales, royalties on the net sales of Opana® ER of approximately $4.9 million and $13.7 million, respectively. Royalties of $0.6 million were payable during the nine months ended September 30, 2008.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Supernus

In March 2003, Indevus entered into a development and license agreement with Supernus Pharmaceuticals, Inc. (Supernus) pursuant to which Supernus agreed to develop Sanctura XR® and granted exclusive, worldwide rights under certain Supernus patents and know-how to Indevus. The agreement includes potential future development and commercialization milestone payments from the Company to Supernus, including royalties based on sales of Sanctura XR® , and potential future development and commercialization

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

milestone payments for up to an aggregate of $2.4 million upon the launch of Sanctura XR® in certain geographic areas. In addition, the agreement includes potential future development and commercialization milestone payments for up to an aggregate of $4.5 million upon the launch of new formulations and over-the-counter products. The Company is responsible for all development costs and the commercialization of Sanctura XR® under the agreement. The agreement continues until the earlier of, in any particular country, (i) the last date on which the manufacture, use or sale of licensed product in such country would infringe a valid claim of a licensed patent in such country but for the license granted by the agreement; or (ii) 12 years from the date of first commercial sale of licensed product in such country. Either party may also terminate this agreement in the event of a material breach by the other party or by mutual consent.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Grünenthal GMBH

In February 2009, we entered into a development, license and supply agreement with Grünenthal GMBH (referred to as Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol (referred to as the Grünenthal Agreement). Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million up-front and an additional $20.6 million in June 2009 upon the achievement of a certain milestone as defined in the Grünenthal Agreement. Both the up-front payment and the milestone payment were recognized in research and development expense during the nine month period ended September 30, 2009. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 22 million euros (approximately $32 million at September 30, 2009) and possibly development and commercial milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the axomadol product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the latest to occur of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the axomadol product. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon 90 days’ written prior notice to Grünenthal and payment of certain penalties.

Bioniche Life Sciences Inc.

In July 2009, the Company entered into a License, Development and Supply Agreement (referred to as the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively referred to as Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as Urocidin™, in the U.S. with an option for global rights. Urocidin™ is a patented formulation of MCC

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20.0 million in July 2009, which was recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $110 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to Urocidin™. Bioniche will manufacture Urocidin™ and receive a transfer price for supply based on a percentage of Endo’s annual net sales of Urocidin™. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. (referred to as the ProStrakan Agreement). Fortesta™, a patented 2 percent testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense. In addition, ProStrakan could potentially receive up to approximately $200 million in additional payments linked to the achievement of future regulatory and commercial milestones related to Fortesta™. ProStrakan will exclusively supply Fortesta™ to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months, prior written notice at no cost to the Company.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The Company will continue to work closely with the FDA to address their questions and we expect to file a complete response, mid-2010. The potential of this action was considered in the structure of the deal to in-license this product as the milestone payment to ProStrakan related to FDA approval of Fortesta™ is reduced the longer such approval takes.

BayerSchering

In July 2005, Indevus licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). The Company is responsible for the development and commercialization of AveedTM in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. This agreement expires ten years from the first commercial sale of AveedTM. Either party may also terminate this agreement in the event of a material breach by the other party.

In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of AveedTM. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. This agreement expires ten years after the first commercial sale of AveedTM.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Under the Teva Agreement, the Company could receive up to $142.5 million in development and sales threshold milestone payments, including an estimated $11.0 million of contractual payments to be received during the Phase IIb study, of which Indevus has received $9.0 million as of September 30, 2009.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Additional payments of approximately 71.0 million euros (approximately $104.0 million at September 30, 2009) may become due upon achievement of certain regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any product or products commercialized under this agreement.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (as codified in ASC 810), our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of September 30, 2009, our investment in the privately-held company was $20 million, representing our maximum exposure to loss.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amounts of goodwill were as follows:

Carrying Amount
Balance at December 31, 2008	$181,079
Acquisition of Indevus (Note 5)	121,010

Balance at September 30, 2009	$302,089

Our other intangible assets consist of the following at September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009	December 31, 2008
Indefinite-lived intangibles:
In process research and development	$196,900	$—

Definite-lived intangibles:
Licenses	$595,757	$257,757
Less accumulated amortization	(96,866)	(54,452)
Patents	—	3,200
Less accumulated amortization	—	(1,450)

	498,891	205,055

Other intangibles, net	$695,791	$205,055

During the first quarter of 2009, net sales of Voltaren® Gel did not meet our original sales forecast. As a result, the Company believed that this could be a potential indicator that the carrying amount of our Voltaren® Gel intangible asset could not be recoverable. As a result, as of March 31, 2009, we compared the carrying amount of our Voltaren® Gel intangible asset to the

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Amortization expense for the nine month periods ended September 30, 2009 and 2008 was $44.2 million and $22.7 million, respectively. As of September 30, 2009, the weighted average amortization period for our definite-lived intangible assets in total was approximately 11 years.

Changes in the gross carrying amount of our other intangible assets for the nine-month period ended September 30, 2009, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2008	$260,957
Acquisition of Indevus (Note 5)	534,900
Disposal of patents	(3,200)

Balance at September 30, 2009	$792,657

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2008 is as follows (in thousands):

2009	$61,140
2010	$65,393
2011	$65,393
2012	$65,393
2013	$53,086

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$49,422	65,994	$118,488	182,650
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	375	1,647	(233)	(28,303)

Total comprehensive income	$49,797	$67,641	$118,255	$154,347

NOTE 9. STOCKHOLDERS’ EQUITY

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). As of September 30, 2009, stock options, restricted stock awards, and restricted stock units have been granted under the Stock Incentive Plans.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123R), as codified in FASB ASC topic 718 (ASC 718). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $6.8 million and $14.6 million, during the three and nine months ended September 30, 2009 and $4.8 million and $13.7 million during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $55.9 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	4,659,382	$23.95
Granted	2,207,271	$19.28
Exercised	(521,053)	$14.26
Forfeited	(216,600)	$26.36
Expired	(846,496)	$24.59

Outstanding, September 30, 2009	5,282,504	$22.75	7.41	$12,038,058

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Vested and expected to vest, September 30, 2009	4,883,413	$22.90	7.27	$11,002,594
Exercisable, September 30, 2009	2,043,546	$23.89	5.13	$5,008,747

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $3.4 million and $1.1 million, respectively. The weighted-average grant date fair value of the stock options granted in the nine months ended each of September 30, 2009 and 2008 was $7.47 per option and $9.54 per option, respectively, determined using the following assumptions:

	2009	2008
Average expected term (years)	5.22	4.92
Risk-free interest rate	2.04%	2.82%
Dividend yield	0.00	0.00
Expected volatility	40%	39%

The weighted average remaining requisite service period of the non-vested stock options was 3.0 years.

Restricted Stock Awards

A summary of our restricted stock awards activity as of September 30, 2009, is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2009	5,655	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(4,524)	$29.84	$102,378

Non-vested, September 30, 2009	—	$—

Restricted Stock Units

A summary of our restricted stock units’ activity as of September 30, 2009, is presented below:

	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	548,353
Granted	1,129,619
Forfeited	(69,990)
Vested	(118,012)

Outstanding, September 30, 2009	1,489,970	1.88	$33,718,021
Vested and expected to vest, September 30, 2009	1,282,755	1.78	$28,991,350

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.0 years. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2009 was $19.42 per unit.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

The Ventiv Agreement is effective April 1, 2008 and will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we had the right to terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we would have been required to pay Ventiv a termination fee of up to $1 million. In January 2009, we agreed to certain changes to the Ventiv Agreement, including modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon thirty days’ prior written notice. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty days from the giving of written notice.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

BayerSchering Pharma AG

The BayerSchering Agreement contains certain minimum purchase requirements that would commence after the second year of sales of AveedTM following approval of the product. Such minimums will be a percentage of purchases the Company would make in the second year of sales. After the second year of sales, the Company will be able to determine such minimum purchase requirements.

In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of AveedTM. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. This agreement expires ten years from the first commercial sale of AveedTM.

General

In addition to the manufacturing and supply agreements described above, we have agreements with (1) UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services, Inc.) for customer service support, warehouse and distribution services and certain financial functions that expires in 2010 and (2) various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth, and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal of Redux, the Company was named, together with other

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

pharmaceutical companies, as a defendant in several thousand product liability legal actions in federal and state courts relating to the use of Redux and other weight loss drugs. Less than 100 lawsuits are still pending against the Company. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes its total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have a material adverse effect on the Company’s business, results of operations or financial condition. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus or their insurers.

As of September 30, 2009, the Company had an outstanding insurance claim of approximately $3.0 million, relating to payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to Indevus by Reliance Insurance Company (Reliance). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. It is uncertain when, if ever, the Company will collect any of its remaining $3.0 million of claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

On August 26, 2009, after a period of confirmatory discovery, a Stipulation of Settlement (the Stipulation) was filed with the Court of Chancery in the Gober Action. On August 28, 2009, the Court approved a proposed Scheduling Order for the settlement of the Gober Action, setting a hearing on the fairness of the proposed settlement on November 23, 2009. Under the terms of the Scheduling Order, notice of the proposed settlement was mailed to shareholders on or before September 28, 2009. Under the terms of the Stipulation, upon court approval in the Gober Action, the Plaintiffs in the Mishket and Wexler Actions will dismiss each of their respective actions with prejudice, and the Defendants will be released from any claims arising out of the Proposed Transaction.

Endo and Purchaser have denied, and continue to deny, that either of them has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions. Endo

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

and Purchaser each expressly maintains that it has diligently and scrupulously complied with its legal duties, and has executed the Memorandum of Understanding solely to eliminate the burden and expense of further litigation.

Department of Health and Human Services Subpoena

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government. At this time, the Company cannot predict or determine the timing or outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome.

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

The federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases are pending in MDL 1456 and have been consolidated into one consolidated complaint: City of New York v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et al.; County of Chemung v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Columbia v. Abbott Laboratories, Inc., et al.; County of Cortland v. Abbott Laboratories, Inc., et al.; County of Dutchess v. Abbott Laboratories, Inc., et al.; County of Essex v. Abbott Laboratories, Inc., et al.; County of Fulton v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Jefferson v. Abbott Laboratories, Inc., et al.; County of Lewis v. Abbott Laboratories, Inc., et al.; County of Madison v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Niagara v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Onondaga v. Abbott Laboratories, Inc., et al.; County of Ontario v. Abbott Laboratories, Inc., et al.; County of Orleans v. Abbott Laboratories, Inc., et al.; County of Putnam v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of Schuyler v. Abbott Laboratories, Inc., et al.; County of Seneca v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Ulster v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Westchester v. Abbott Laboratories, Inc., et al; County of Wyoming v. Abbott Laboratories, Inc., et al.; and County of Yates v. Abbott Laboratories, Inc., et al.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

There is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies: State of Utah v. Actavis US, Inc., et al., Civ. Action No. 070913719.

There is a previously reported case pending in the MDL against EPI and numerous other pharmaceutical companies: State of Iowa v. Abbott Laboratories, Inc., et al., Civ. Action No. 4:07-cv-00461.

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

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX Laboratories , Inc. (IMPAX) advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDC Act, we believe IMPAX’s notice triggered the 45-day period under the FDC Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and our partner Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Impax filed an answer and counterclaims, asserting claims for

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

On September 12, 2008, the Company received a notice from Barr Laboratories, Inc. (Barr), advising of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form (NDA) exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, the Company and our partner Penwest filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, the Company and our partner Penwest filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

We intend, and we have been advised by Penwest that they too intend, to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Paragraph IV Certifications on Sanctura XR®

On June 2, 2009, the Company’s subsidiary, Endo Pharmaceuticals Solutions, Inc. (Endo Solutions), received a notice from Watson Laboratories, Inc. (Watson) advising that Watson had filed a certification with the FDA under 21 C.F.R. § 314.95(c)(1) in conjunction with ANDA 91-289 for approval to commercially manufacture and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV letter alleged that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Watson’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions. The Sanctura XR® product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on August 3, 2010.

In response to Watson’s notice letter, on July 13, 2009, Supernus Pharmaceuticals, Inc., Endo Solutions and our partner Allergan filed a lawsuit against Watson in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Watson’s ANDA 91-289. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. We cannot, however, predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

LecTec Corporation v. Chattem, Inc., et al.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells products that infringe one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against the Company. The Company intends to contest this case vigorously. However, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interest of the Company.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

11. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$49,422	$65,994	$118,488	$182,650
Denominator:
For basic per share data — weighted average shares	117,207	119,439	117,062	125,498
Effect of dilutive stock options	436	515	339	514

For diluted per share data — weighted average shares	117,643	119,954	117,401	126,012
Basic net income per share	$0.42	$0.55	$1.01	$1.46

Diluted net income per share	$0.42	$0.55	$1.01	$1.45

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

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (Convertible Notes) would only be included in the dilutive net income per share calculation using the treasury stock method when the average market price of our common stock is above the applicable conversion price of the Convertible Notes, or $29.20 per share. Under the treasury stock method, we would calculate the number of shares issuable under the terms of the Convertible Notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, SFAS No. 128, Earnings Per Share, now referred to as ASC 260, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted net income per share. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. The treasury stock method will be applied when the warrant is in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact on the diluted weighted average share calculation. The total number of shares that could potentially be included under the warrants is 1.3 million.

The following reconciliation shows the shares excluded from the calculation of diluted net income per share as the inclusion of such shares would be anti-dilutive for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	14,294
Employee stock-based awards	4,703	3,230

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Nine Months Ended September 30,
2009	2008
18,997	17,524

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

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

In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the Convertible Note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

As discussed in Note 2, on January 1, 2009 we adopted FSP APB 14-1 (now referred to as ASC 470-20). ASC 470-20 requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods.

As a result of our adoption of ASC 470-20, we separated the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and we are amortizing the resulting discount into interest expense over the life of the Convertible Notes.

In order to determine the fair value of the debt portion and equity portion of our Convertible Notes, we first attempted to use a market approach by identifying prices and other relevant information generated by market transactions at or near the issuance date of our Convertible Notes, that involved comparable companies issuing nonconvertible debt with similar embedded features (other than the conversion feature). We were unable to identify any such transactions. As a result, the Company determined that an expected present value technique, or income approach that maximizes the use of observable market inputs is the preferred approach to measure the fair value of the debt and equity components of our Convertible Notes. Specifically, the Company used an income approach known as the binomial lattice model.

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

The provisions of ASC 470-20 are to be applied retrospectively to all periods presented upon adoption. As a result, we recorded a retrospective adjustment to our Condensed Consolidated Balance Sheet as of April 15, 2008 to separate the debt and equity components of our Convertible Notes. This adjustment resulted in a reclassification out of Convertible Senior Subordinated Notes Due 2015 into Additional Paid-In Capital of $142.2 million, which represents the fair value of the equity component of our Convertible Notes on the date of issuance.

In addition, we were required to reclassify the portion of the initial purchaser’s discount and certain other costs of the offering that were attributable to the equity component of our Convertible Notes. The initial purchaser’s discount and certain other costs of the offering were originally recorded as a contra-liability account applied to the face amount of the Convertible Notes and were being amortized to interest expense utilizing the effective interest method. Upon adoption of ASC 470-20, we recorded an adjustment out of the contra-liability account and into Additional Paid-In Capital of $3.3 million, which represents the portion of the original purchaser’s discount and certain other costs of the offering that are relate to the equity component of our Convertible Notes.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The adoption of ASC 470-20 resulted in the recognition of an additional $10.4 million of interest expense and a reduction to our income tax expense of $4.0 million for the year ended December 31, 2008. Accordingly, we recorded a $6.4 million adjustment to beginning retained earnings in our September 30, 2009 Condensed Consolidated Balance Sheet.

The carrying values of the debt and equity components of our Convertible Notes at September 30, 2009 are as follows (in thousands):

September 30, 2009
Principal amount of Convertible Notes	$379,500
Unamortized discount related to the debt component (1)	(123,671)

Net carrying amount of the debt component	$255,829

Carrying amount of the equity component	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion in accordance with ASC 470-20. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $17.7 million of interest expense related to our Convertible Notes for the nine months ended September 30, 2009, $5.0 million of which related to the contractual interest payments and $12.7 million of which related to the amortization of the debt discount and certain other costs of the offering. During the nine months ended September 30, 2008, we recognized $10.3 million of interest expense related to our Convertible Notes, $3.0 million of which related to the contractual interest payments and $7.3 million of which related to the amortization of the debt discount and certain other costs of the offering.

As a result of applying ASC 470-20 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2008
	Before the Impact of ASC 470-20	Incremental Impact of Adoption of ASC 470-20	As Adjusted
Deferred income taxes asset/(liability) (non-current)	$47,898	$(49,168)	$(1,270)
Convertible senior subordinated notes due 2015	371,695	(128,545)	243,150
Additional paid-in capital	707,503	85,782	793,285
Retained earnings	$845,360	$(6,405)	$838,955

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Non-recourse Notes

On August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Acquisition Date, the Company provisionally recorded these notes at their fair value of approximately $115.2 million and began amortizing these notes to their face value of $105.0 million at maturity in 2024.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest payment shortfalls. Approximately $2.0 million of the interest reserve account remains and is classified as restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (the Expiration Time). As of the Expiration Time, $48 million Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

13. SUBSEQUENT EVENTS

Credit Facility

On October 16, 2009, we established a $300 million, three-year senior secured revolving credit facility (the Credit Facility) with JP Morgan Chase Bank, Barclay’s Capital and certain other lenders. The Credit Facility will be available for letters of credit, working capital and general corporate purposes. The Credit Facility also permits up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

The obligations of the Company under the Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company. The Credit Facility contains certain usual and customary covenants,

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

including, but not limited to covenants to maintain a maximum leverage ratio and minimum interest coverage ratio as well as limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. Borrowings under the Credit Facility will be pegged to either (1) the London Interbank Offered Rate (LIBOR) or (2) an alternate base rate, plus a specified margin depending on the Company’s leverage ratio from time to time. The alternate base rate is the greater of the prime rate, the federal funds rate plus 0.5%, or an adjusted LIBOR rate plus 1%. The Company will also pay a commitment fee of between 62.5 to 100 basis points, depending on the Company’s leverage ratio, payable quarterly, on the average daily unused amount of the Credit Facility. As of the date of this filing, the Company has not drawn any amounts under the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, for the year ended December 31, 2008 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 4 of this Report.

EXECUTIVE SUMMARY

About the Company

We are a specialty pharmaceutical company engaged in the research, development, manufacturing, sale and marketing of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate cancer and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Sanctura XR®, Sanctura®, Vantas®, Delatestryl®, and Supprelin® LA. Branded products comprised approximately 90% of our revenues in the first nine months of 2009, with 52% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 9% of revenues in the first nine months of 2009, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

In the first quarter of 2009, we acquired Indevus, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Indevus’s approved products include Sanctura® and Sanctura XR® for overactive bladder (OAB), which is promoted in the U.S. by Allergan, Inc. (Allergan), Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (CPP), Delatestryl® for the treatment of hypogonadism and Valstar™ for bladder cancer. Indevus also has a core urology and endocrinology portfolio containing multiple compounds in development including AveedTM for hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and the octreotide implant for acromegaly and carcinoid syndrome.

Through a dedicated sales force of approximately 890 sales representatives in the United States, including 320 Specialty representatives and 75 sales representatives focusing on urology and oncology, and through a contract field force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, neurology, rheumatology, surgery, anesthesiology, oncology, urology, endocrinology and primary care, including pediatricians. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Business Environment

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 continues to provide an effective prescription drug benefit under the Medicare program (known as Medicare Part D). Uncertainty currently exists due to the current administration and U.S. Congress, and the impact any government decisions or programs on the pharmaceutical industry is unknown. Draft legislation on healthcare reform currently being considered by Congress has the potential to be both beneficial and detrimental to the pharmaceutical industry. First, virtually all of the proposals seek to reduce significantly the number of uninsured Americans by a combination of reform of private insurance, mandates to purchase or to provide insurance, and subsidies for such purchase. Some proposals would also expand health insurance coverage through use of a public health plan option. Upon obtaining healthcare coverage, previously uninsured individuals are likely to consume more healthcare services, including pharmaceutical products. However, many of the proposals focus on cost savings by imposing additional pricing pressures on products. One proposal would require the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers. Congress could also seek to permit boarder importation of prescription drugs in conjunction with healthcare reform legislation. Further, proposals to expand coverage to the uninsured may be financed through some form of price rebates or tax on the pharmaceutical industry, including changes in the mix and amount of rebates paid under various contractual arrangements. The proposals also focus on cost savings through the use of generic products, which could lower the utilization of brand pharmaceuticals and stimulate more competition from generic drugs. In addition, many U.S. states are facing substantial budget difficulties due to the downturn in the economy and are expected to seek aggressive cuts or other offsets in healthcare spending. Accordingly, we expect pricing pressures at the federal and state levels to intensify, which could have a material adverse effect on our consolidated results of operations, cash flows and / or financial position.

The Food and Drug Administration (FDA) held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter (OTC) and prescription (Rx) products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations followed the release in May 2009 of an FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury. These recommendations are advisory in nature and the FDA is not bound to follow these recommendations.

The public docket remained open for comment until September 30, 2009. As of the filing of this Report, the FDA has not made any decisions regarding acetaminophen-containing products, but has stated that it is reviewing the recommendations of the advisory committee, all available safety and efficacy data as well as public input before making a final decision. Therefore, it is unclear what actions the FDA may take in response to the panel’s recommendations. Implementation by the FDA of certain specific panel recommendations could result in (1) a boxed warning on the labels of prescription acetaminophen combination products or (2) the removal of several products from the marketplace including certain, or even all, strengths of Percocet® and Endocet®. The recommendation does not change the safety and efficacy of Percocet® and Endocet®, which remain FDA approved. Endo remains committed to working with the FDA so that these products are prescribed in the best interest of patients, and we will continue to closely monitor this issue. Any action taken by the FDA to implement certain of the recommendations of the panel, or take other measures to address concerns raised by the panel, could have a material adverse effect on our consolidated results of operations and cash flows.

Indevus Acquisition

On February 23, 2009 (the Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus, a Delaware corporation. On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement. As of the date hereof, Endo has paid the (i) aggregate cash consideration in respect of the Indevus Shares and (ii) cash consideration for unexercised in-the-money options. Endo funded such amounts with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

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

In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection, an investigational testosterone preparation for the treatment of male hypogonadism. The FDA targeted September 2, 2009 as the action date for a decision on this application. In September 2009, the FDA informed us that it has extended the review period to December 2, 2009.

In July 2009, the Company entered into a License, Development and Supply Agreement (the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively referred to as Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as Urocidin™, in the U.S. with an option for global rights. Urocidin™ is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20 million in July 2009, which was recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $110 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to Urocidin™. Bioniche will manufacture Urocidin™ and receive a transfer price for supply based on a percentage of Endo’s annual net sales of Urocidin™. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. (referred to as the ProStrakan Agreement). Fortesta™, a patented 2 percent testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense. In addition, ProStrakan could potentially receive up to approximately $200 million in additional payments linked to the achievement of future regulatory and commercial milestones related to Fortesta™. ProStrakan will exclusively supply Fortesta™ to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months, prior written notice at no cost to the Company.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The Company will continue to work closely with the FDA to address their questions and we expect to file a complete response, mid-2010. The potential of this action was considered in the structure of the deal to in-license this product as the milestone payment to ProStrakan related to FDA approval of Fortesta™ is reduced the longer such approval takes.

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

Changes in Directors and Officers

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

In March 2009, the Company announced the appointment of Nancy J. Hutson, Ph.D., to the Company’s board of directors. Dr. Hutson retired from Pfizer, Inc. in 2006 after spending 25 years in various research and leadership positions with that company, serving most recently as senior vice president, Pfizer Global Research and Development and director of Pfizer’s pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson currently is a director of Cubist Pharmaceuticals, Inc. and Inspire Pharmaceuticals, Inc. and serves on the board of Planned Parenthood of Connecticut. Dr. Hutson serves as a member of the compensation committee and the transactions committee of Endo’s board.

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

On August 12, 2009, the Company announced the resignation of Nancy J. Wysenski, Endo’s Chief Operating Officer. Ms. Wysenski’s resignation was effective September 1, 2009. Endo has engaged an executive search firm to assist in the search for a new chief operating officer.

RESULTS OF OPERATIONS

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired and (5) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, impairment of intangible assets, changes in the fair value of certain of our financial instruments and contingent consideration arrangements and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements.

Revenues

Revenues for the three and nine months ended September 30, 2009 increased 14% to $361.0 million and 17% to $1,069 million, respectively from the comparable 2008 periods. This increase in revenues is primarily driven by increased net sales of Opana® ER and Opana® and Voltaren® Gel, a topical drug added to our portfolio in March 2008. For the nine months ended September 30, 2009 compared to the comparable period in 2008, Lidoderm® net sales as a percent of total revenues have decreased from 61% of total revenues to 52% of total revenues. We expect this trend to continue as we continue to diversify our product portfolio. Also, included in the three and nine months ended September 30, 2009 are net sales of our recently acquired products, included in other brands, from our acquisition of Indevus on February 23, 2009. For the three months ended September 30, 2009, increased sales volume contributed 10% of the total growth in revenues of 14%, while price increases contributed 4% of the total growth in revenues. For the nine months ended September 30, 2009, increased sales volume contributed 15% of the total growth in revenues of 17%, while price increases contributed the remaining 2% of the total growth in revenues, respectively.

The following table displays our revenues by product category and as a percentage of total revenues for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Lidoderm®	$192,738	53	$194,138	61	$559,846	52	$559,712	61
Opana® ER and Opana®	58,894	16	41,496	13	166,878	16	128,171	14
Percocet®	30,690	9	31,371	10	96,394	9	96,553	11
Voltaren® Gel	19,584	5	10,299	3	57,437	5	11,296	1
Frova®	15,000	4	14,306	5	42,479	4	41,247	5
Other brands	18,510	5	2,748	1	44,333	4	8,031	1

Total brands*	335,416	93	294,358	93	967,367	90	845,010	93
Total generics	22,928	6	22,410	7	95,605	9	68,190	7
Total royalty and other revenues	2,683	1	—	—	6,463	1	—	—

Total revenues*	$361,027	100	$316,768	100	$1,069,435	100	$913,200	100

*- Total percentages may not sum due to rounding.

Lidoderm®. Net sales of Lidoderm® for the three months ended September 30, 2009 decreased by $1.4 million, or 0.7%, from the comparable 2008 period. Net sales of Lidoderm® for the nine months ended September 30, 2009 increased by $0.1 million from the comparable 2008 period. As expected, we recognize that the growth of this product has slowed as it matures and competition in the topical pain market increases. Notwithstanding, the product has had a solid performance this year and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the three months ended September 30, 2009 increased by $17.4 million, or 42% from the comparable 2008 period. Net sales of Opana® ER and Opana® for the nine months ended September 30, 2009 increased by $38.7 million, or 30% from the comparable 2008 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to effectively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet®. Net sales of Percocet® for the three months ended September 30, 2009 decreased by $0.7 million, or 2% from the comparable 2008 period. Net sales of Percocet® for the nine months ended September 30, 2009 decreased by $0.2 million from the comparable 2008 period.

Voltaren® Gel. Net sales of Voltaren® Gel for the three and nine months ended September 30, 2009 were $19.6 million and $57.4 million, respectively compared to $10.3 million for the three months ended September 30, 2008 and $11.3 million for the nine months ended September 30, 2008. The Company launched Voltaren® Gel in March 2008. We believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical effectiveness combined with our continued promotional activities aimed at increasing product awareness in the target audience. We believe we are establishing a stronger position in the osteoarthritis market with Voltaren® Gel.

Other brands. Net sales of our other branded products for the three months ended September 30, 2009 increased by $15.8 million to $18.5 million from $2.7 million in the comparable 2008 period. Net sales of our other branded products for the nine months ended September 30, 2009 increased by $36.3 million to $44.3 million from $8.0 million in the comparable 2008 period. This increase is primarily driven by the acquired Indevus products, Supprelin® LA and Vantas®, which together contributed approximately $14.6 million of net sales during the three months ended September 30, 2009 and $32.1 million of net sales during the period from February 23, 2009 through September 30, 2009.

Generics. Net sales of our generic products for the three months ended September 30, 2009 increased by $0.5 million, or 2% from the comparable 2008 period. Net sales of our generic products for the nine months ended September 30, 2009 increased by $27.4 million, or 40% from the comparable 2008 period. The year-to-date increase was primarily due to a shortage of other competing generic opioids in the market during the first half of 2009. The supply of these generic products has largely returned to normal levels and consequently our net sales of generic products for the nine months ended September 30, 2009 may not be indicative of future results.

Royalty and other revenues. Royalty and other revenues for the three and nine months ended September 30, 2009 was $2.7 million and $6.5 million, respectively. These amounts consist primarily of royalties earned from Allergan on net sales of Sanctura® and Sanctura XR® in the United States.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Cost of revenues	$97,307	27%	$71,027	22%	$275,385	26%	$190,554	21%
Selling, general and administrative	139,922	39	116,249	37	389,520	36	357,775	39
Research and development	59,690	17	22,165	7	136,612	13	82,244	9
Acquisition related costs	(20,206)	(6)	—	—	41,222	4	—	—
Impairment of long-lived assets	—	—	—	—	—	—	8,083	1

Total costs and expenses	$276,713	77%	$209,441	66%	$842,739	79%	$638,656	70%

Cost of Revenues and Gross Margin. Cost of revenues for the three months ended September 30, 2009 increased by $26.3 million or 37%, to $97.3 million from $71.0 million in the comparable 2008 period. Cost of revenues for the nine months ended September 30, 2009 increased by $84.8 million or 45%, to $275.4 million from $190.6 million in the comparable 2008 period. Gross profit margins for the three months ended September 30, 2009 and 2008 were 73% and 78%, respectively. Gross profit margins for the nine months ended September 30, 2009 and 2008 were 74% and 79%, respectively. The reduction in gross profit margins is primarily due to the increased amortization expense in 2009 due to the acquisition of Indevus and the royalty recorded on sales of Opana® ER. During 2009, as a result of our acquisition of Indevus, we recorded amortizable intangible assets totaling $338 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 increased to $139.9 million from $116.2 million in the comparable 2008 period. Selling, general and administrative expenses for the nine months ended September 30, 2009 increased to $389.5 million from $357.8 million in the comparable 2008 period. The increase is primarily attributable to our acquisition of Indevus during the first quarter of 2009 partially offset by expense efficiency measures taken in 2009.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2009 increased to $59.7 million from $22.2 million in the comparable 2008 period. Research and development expenses for the nine months ended September 30, 2009 increased to $136.6 million from $82.2 million in the comparable 2008 period. The increase in research and development expenses for the three months ended September 30, 2009 when compared to the same period in 2008 is primarily attributable to a $10 million upfront payment to ProStrakan related to Fortesta™ and a $20 million upfront payment to Bioniche related to Urocidin™, both of which were expensed as research and development during the third quarter of 2009. The increase in research and development expenses for the nine months ended September 30, 2009 when compared to the same period in 2008 is primarily attributable to the upfront payments made to ProStrakan and Bioniche as described above, and $30.0 million of upfront and milestone payments made to Grünenthal related to axomadol, all of which was expensed during the nine months ended September 30, 2009. We expect research and development expenses to increase in the future as a result of the recent investments in our pipeline, the acquisition of Indevus and our collaborative agreements with Grünenthal, Aurigene, Harvard University, Bioniche and ProStrakan.

Acquisition-Related Costs. As a result of our acquisition of Indevus in the first quarter of 2009, we incurred acquisition-related costs attributable to transaction fees, professional service fees, employee retention and separation arrangements, and other costs related to the acquisition. Also included in acquisition-related costs are changes in the fair value of the acquisition-related contingent consideration. During the three months ended September 30, 2009, the fair value of the acquisition-related contingent consideration, as determined in accordance with accounting principles generally accepted in the United States, decreased by approximately $22.7 million reflecting management’s current assessment in light of the FDA’s ongoing review of the application for AveedTM. During the nine months ended September 30, 2009, the fair value of the acquisition-related contingent consideration increased by $3.2 million.

Impairment of Other Intangible Assets

As a result of our decision to discontinue the development of RapinylTM we recorded an impairment charge in the amount of $8.1 million in the second quarter of 2008 to write-off the remaining balance of our RapinylTM intangible asset.

Interest Expense (Income), net

The components of interest expense (income), net for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense	$10,950	$6,427	$31,154	$12,168
Interest income	(746)	(5,026)	(2,941)	(20,460)

Interest expense (income), net	$10,204	$1,401	$28,213	$(8,292)

Interest expense for the three months ended September 30, 2009 increased to $11.0 million from $6.4 million in the comparable 2008 period. For the nine months ended September 30, 2009, interest expense increased to $31.2 million from $12.2 million in the comparable 2008 period. This change is primarily due to interest expense recognized on the 16% Non-recourse Notes and the 6.25% convertible notes assumed from Indevus. Interest income decreased to $0.7 million for the three months ended September 30, 2009 compared to $5.0 million in the comparable 2008 period. Interest income decreased to $2.9 million for the nine month period ended September 30, 2009 compared to $20.5 million in the comparable 2008 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. During the first half of 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and since that time, yields on these securities have decreased significantly.

Other Expense (Income), net

The components of other income, net for the three and nine months ended September 30, 2009 and 2008, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized gain on trading securities	$(4,830)	$—	$(9,646)	$—
Loss on auction-rate securities rights	5,128	—	7,641	—
Other (income) expense	(1,492)	9	401	(835)

Other (income) expense, net	$(1,194)	$9	$(1,604)	$(835)

During the fourth quarter of 2008, upon accepting the UBS Offer of auction-rate securities rights, the Company made a one-time election to transfer Eligible Auction-rate Securities out of the available-for-sale category and into the trading category. As such, the change in the fair value of these securities is now charged to earnings. During the three months ended September 30, 2009, the value of our trading auction-rate securities increased by $4.8 million. During the nine months ended September 30, 2009, the value of our trading auction-rate securities increased by $9.6 million. The increases in fair value were partially offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights. During the three and nine months ended September 30, 2009, decreases in the fair value of our auction-rate securities rights were $5.1 million and $7.6 million, respectively.

Gain on Extinguishment of Debt

As a result of the cash tender offer for any and all outstanding Non-recourse notes, which closed in September 2009, the Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the tender offer closing. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

Income Tax

Income tax for the three months ended September 30, 2009 decreased to $29.9 million from $39.9 million in the comparable period. For the nine months ended September 30, 2009, income tax decreased to $85.6 million from $101.0 million. This decrease is primarily due to the decrease in income before income tax for the three and nine months ended September 30, 2009. For the nine months ended September 30, 2009, this decrease was partially offset by an increase in our effective income tax rate to 41.9% for the nine months ended September 30, 2009 from 35.6% in the comparable 2008 period. The increase in the effective income tax rate is due to the non-deductible charges to earnings for the increase in the fair value of the Indevus acquisition-related contingent consideration, certain non-deductible Indevus acquisition-related costs, the absence of certain unrecognized tax benefits that reversed in 2008 and a reduction in tax exempt interest for the period, partially offset by an R&D credit that was not available in the comparable 2008 period due to the expiration of the R&D credit until its retroactive reinstatement in the fourth quarter of 2008. Our effective income tax rate for the three months ended September 30, 2009 was unchanged from the comparable period in 2008.

2009 Outlook

We expect our 2009 net sales to be between $1.440 billion and $1.465 billion. Diluted earnings per share are estimated to be between $1.41 and $1.47. Our estimate is based on the continued strength of Lidoderm®, the growth of our branded product portfolio, primarily driven by prescription demand for Opana® ER, Opana® and Voltaren® Gel, and our recent acquisition of Indevus. Cost of revenues as a percentage of net sales is expected to increase when compared to 2008. This increase is expected due to continued expansion of our contracting with managed care organizations, a full year of amortization expense on the Voltaren® Gel intangible asset, additional amortization expense related to the acquisition of Indevus and the impact of a full year of royalties on the 2009 net sales of Opana® ER. Selling, general and administrative expenses are expected to increase compared to 2008 as we continue to promote our key on-market products, including those acquired as part of our acquisition of Indevus. Research and development expenses are expected to increase compared to 2008 as we invest in pipeline development programs, both branded and generic. There can be no assurance that the Company will achieve these results.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures and debt service payments. Cash, cash equivalents and current marketable securities were approximately $457.2 million at September 30, 2009 compared to $782.2 million at December 31, 2008. The Company continues to maintain a sufficient level of working capital, which was approximately $569.5 million at September 30, 2009, decreasing from $797.2 million at December 31, 2008.

In 2009, we expect cash generated from operations together with our cash and cash equivalents to be sufficient to cover cash needs for working capital and general corporate purposes, the payment of contractual obligations, including scheduled interest payments on our Convertible Notes, principal and interest payments on the remaining Indevus debt assumed by the Company, and any regulatory and/or sales milestones that may become due. We expect that sales of our currently marketed products to allow us to continue to generate positive cash flow from operations. In February 2009, we deposited $175 million in an escrow account until December 15, 2009 to fund potential payments under the AveedTM Contingent Cash Consideration Agreement, which amount is not included in the cash, cash equivalents and current marketable securities total above.

Beyond 2009, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, the potential payments of up to an additional approximately $124 million in octreotide contingent cash consideration payments related to our acquisition of Indevus, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on the remaining $57.0 million of face value Indevus non-recourse notes, certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due, the settlement of outstanding litigation described under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report, and/or the purchase, redemption or retirement of our Convertible Notes, including a principal payment of $379.5 million at maturity in 2015.

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

On October 16, 2009, we established a $300 million, three-year senior secured revolving credit facility (the Credit Facility) with JP Morgan Chase Bank, Barclay’s Capital and certain other lenders. The Credit Facility will be available for letters of credit, working capital and general corporate purposes. The Credit Facility also permits up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

The obligations of the Company under the Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company. The Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain a maximum leverage ratio and minimum interest coverage ratio as well as limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. Borrowings under the Credit Facility will be pegged to either (1) the London Interbank Offered Rate (LIBOR) or (2) an alternate base rate, plus a specified margin depending on the Company’s leverage ratio from time to time. The alternate base rate is the greater of the prime rate, the federal funds rate plus 0.5%, or an adjusted LIBOR rate plus 1%. The Company will also pay a commitment fee of between 62.5 to 100 basis points, depending on the Company’s leverage ratio, payable quarterly, on the average daily unused amount of the Credit Facility. As of the date of this filing, the Company has not drawn any amounts under the Credit Facility.

Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase shares of our common stock in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as the amount of cash generated from operations, cash requirements for investment in the Company’s business, repayment of outstanding debt, current stock price, market conditions, certain restrictions under our credit facility and other factors. The share repurchase program may be suspended, modified or discontinued at any time and is set to expire in April 2010. As of September 30, 2009, the approximate amount of shares that may be purchased under the share repurchase plan is $325.2 million.

We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact our net income per share in future periods.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. We may need to obtain additional funding for these future strategic transactions. Any future strategic transactions may introduce additional volatility to our earnings as a result of transaction and related expenses (whether or not our efforts are successful). An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties.

Marketable Securities. Beginning in 2008 and continuing into 2009, the securities and credit markets have experienced severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At September 30, 2009, $241.7 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings varying from B2 to AAA. Despite recent downgrades in certain of our auction-rate securities, the Company believes that our exposure to loss is mitigated as a result of the auction-rate securities rights agreement with UBS (described in more detail below) which management views as an economic hedge against potential credit risk losses. During 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. The amended investment policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monoline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of October 23, 2009, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

The following tables set forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of September 30, 2009 and December 31, 2008 (in thousands):

	Underlying Credit Rating(1)
As of September 30, 2009	AAA	AA	A	Ba2	B2	Total
Underlying security:
Student loans	$142,377	$5,189	$68,054	$8,850	$17,205	$241,675

Total auction-rate securities included in long-term marketable securities	$142,377	$5,189	$68,054	$8,850	$17,205	$241,675

	Underlying Credit Rating(1)
As of December 31, 2008	AAA	AA	A	Total
Underlying security:
Student loans	$166,885	$35,302	$31,818	$234,005

Total auction-rate securities included in long-term marketable securities	$166,885	$35,302	$31,818	$234,005

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

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

Since mid-February 2008, the market for auction-rate securities has seen a dramatic decrease in the volume of trades relative to historical levels. At September 30, 2009, (the measurement date), the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy because significant judgments are required to determine fair value at the measurement date.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of September 30, 2009, we had Eligible Auction-Rate Securities with original par value of $245.1 million, representing 93% of our total auction-rate securities portfolio at par. The remaining seven percent (7%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

Concurrent with the acceptance of the UBS Offer, the Company made a one-time election to transfer the Eligible Auction-Rate Securities from the available-for-sale category to the trading category pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as codified in ASC 323. The Company made the election to transfer the securities into the trading category after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Changes in the fair value of the Eligible Auction-Rate Securities are now recorded to earnings. During the nine-month period ended September 30, 2009, the fair value of these securities increased by $9.6 million, which was recorded as a gain and included in other income, net in the Condensed Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities Rights

In November 2008, we elected the fair value option under SFAS 159 (as codified in ASC 825) for the Rights. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As a result of our SFAS 159 election, the fair value of the Rights is re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the Rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view the Rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. Accordingly, management has elected the fair value option under SFAS 159, as it believes it is most appropriate to recognize future changes in the fair value of the Rights as those changes occur in order to offset the fair value movements in the Eligible Auction-Rate Securities. As of December 31, 2008 the fair value of our Rights was $27.3 million. At September 30, 2009, the fair value of the Rights decreased to $19.7 million to reflect the fair value measurement of the Rights at that date. The decrease in fair value from December 31, 2008 to September 30, 2009 of $7.6 million was recognized as a charge to earnings and included in other income, net in the Condensed Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on September 30, 2009 ranged from 4.79% to 5.50%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At September 30, 2009, the spreads over the base rate for our auction-rate securities applied to our auction-rate securities ranged from 166 basis points to 485 basis points.

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

At September 30, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $241.7 million, representing an 8%, or $22.2 million discount from their original purchase price or par value, which the Company attributes to liquidity issues rather than credit issues. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment, the resultant discount to the original purchase price or par value would have been $17.3 million and $26.8 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities was increased by approximately $10.1 million at September 30, 2009, reflecting the change in fair value for the nine months ended September 30, 2009. The portion of this increase in fair value related to the Eligible Auction-Rate Securities was $9.6 million and was recorded in earnings as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary, as we currently do not intend to sell these securities, it is not more likely than not that we will be required to sell these securities before the recovery of our amortized cost basis and we currently expect to recover the entire cost basis of these securities. Our assessment was based in large part on the financial condition and near-term prospects of the underlying issuers. Accordingly, we recorded a $0.5 million increase in shareholders’ equity in accumulated other comprehensive loss. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors.

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

At September 30, 2009, the fair value of the Rights, as determined by applying the above described discount rate adjustment technique, was approximately $19.7 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment for the auction-rate securities, the resultant value of the Rights at September 30, 2009 would have been $15.3 million and $23.7, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

During the nine-month period ended September 30, 2009, we sold $9.0 million of auction-rate securities at par value. During the nine-month period ended September 30, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $301.4 million of auction-rate securities at par value and $5.0 million of municipal bonds at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the nine-month period ended September 30, 2009 and 2008. The cost of securities sold is based on the specific identification method.

As of September 30, 2009, the yields on our long-term auction-rate securities ranged from 0.51% to 0.90%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of September 30, 2009, the weighted average yield for our long-term auction-rate securities was 0.74%. Total interest earned on our auction-rate securities during the nine-months ended September 30, 2009 and 2008 was $2.0 million and $11.4 million, respectively. Further, the issuers have been making interest payments when due.

Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008. The Eligible Auction-rate Securities subject to the Rights, are eligible for redemption beginning June 30, 2010. As a result, we have classified the Rights as a current asset in the Condensed Consolidated Balance Sheet at September 30, 2009. Auction-rate securities classified as long-term at September 30, 2009 and December 31, 2008 were $241.3 million and $234.0 million, respectively. Since February 2008, when we began to experience failed auctions, and through October 23, 2009, we have sold, without a loss, $92.8 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. Of the $92.8 million of original par value auction-rate securities, $0.4 million was classified as current marketable securities at September 30, 2009.

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

Working Capital. Working capital decreased to $569.5 million as of September 30, 2009 from $797.2 million as of December 31, 2008. The components of our working capital as of September 30, 2009 and December 31, 2008 are below:

	September 30, 2009	December 31, 2008
Total current assets	$1,178,915	$1,183,694
Less: Total current liabilities	609,402	386,473

Working capital	$569,513	$797,221

Working capital decreased primarily as a result of our first quarter acquisition of Indevus and the payment of the initial upfront cash consideration, net of cash acquired of $250 million, which was partially offset by cash generated from operations for the nine months ended September 30, 2009. Total current assets in the table above include $177.0 million of restricted cash.

The following table summarizes our statement of cash flows and liquidity as of September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$219,015	$228,109
Investing activities	(425,449)	153,486
Financing activities	(112,506)	(98,961)

Net (decrease) increase in cash and cash equivalents	(318,940)	282,634
Cash and cash equivalents, beginning of period	775,693	350,325

Cash and cash equivalents, end of period	$456,753	$632,959

Current ratio	1.93:1	2.79:1
Days sales outstanding	47	44

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $219.0 million for the nine months ended September 30, 2009 compared to $228.1 million for the nine months ended September 30, 2008. Significant components of our operating cash flows for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008
Cash Flow Data-Operating Activities:
Net income	$118,488	$182,650
Depreciation and amortization	56,482	32,367
Stock-based compensation	14,626	13,713
Change in fair value of contingent consideration	3,240	—
Impairment of long-lived assets	—	12,680
Loss on auction-rate securities rights	7,641	—
Unrealized gain on trading securities	(9,646)	—
Gain on extinguishment of debt	(4,025)	—
Changes in assets and liabilities which (used) provided cash:	48,730	(10,757)
Other, net	(16,521)	(2,544)

Net cash provided by operating activities	$219,015	$228,109

The decrease in cash flow provided by operating activities when compared to the prior year is primarily attributable to cash outlays for upfront and milestone payments of $61.1 million compared to $2.0 million in the comparable period in 2008 as well as cash outlays for acquisition-related costs totaling approximately $21 million. These cash items are partially offset by the positive impact of changes in operating assets and liabilities as a result of our increases in net sales when compared to the prior period.

Net Cash Used In Investing Activities. Net cash used in investing activities was $425.4 million for the nine months ended September 30, 2009 compared to net cash provided by investing activities of $153.5 million during the same period of 2008. During the nine months ended September 30, 2009, the Company completed its acquisition of Indevus and paid initial upfront cash consideration, net of cash acquired of $250.4 million. The Company also deposited $175.0 million in cash in an escrow account with a paying agent through December 15, 2009, pursuant to the terms of the AveedTM Contingent Cash Consideration Agreement, which amount is equal to the aggregate amount payable to the former Indevus stockholders if the AveedTM approval is obtained and is not subject to a “boxed warning” label by the FDA. In addition, the Company sold $9.0 million of trading auction-rate securities at par value, which was partially offset by the purchases of property and equipment of $7.8 million and made an additional investment of $1.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P. During the nine months ended September 30, 2008, the Company collected $3.3 million in principal payments from Vernalis on our note receivable and sold $420.8 million of available-for-sale securities, which was partially offset by purchases of available-for-sale securities of $134.2 million. Also during the nine months ended September 30, 2008, we made an $85 million upfront payment to Novartis AG to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel, and paid $16.5 million for capital expenditures. During 2008, the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, we paid $15 million in additional contingent purchase price consideration to the former stockholders of RxKinetix in March 2008.

Net Cash Provided by Financing Activities. Net cash used by financing activities was $112.5 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $99.0 million during the nine months ended September 30, 2008. As a result of our acquisition of Indevus, the Company assumed Indevus’s 6.25% Convertible Senior Notes due July 2009 (the Notes). Pursuant to the Indenture governing the Notes, within 30 days of the effective date of the Merger, holders of the Notes had the right to tender their Notes for the principal amount of the Notes plus any accrued and unpaid interest. During this 30-day period, approximately $3.6 million in aggregate principal amount of Notes were tendered and the Company paid this amount in April 2009. The Notes matured on July 15, 2009. Accordingly, in July 2009, the Company paid the remaining $68.3 million in outstanding principal to satisfy the Notes in their entirety. As a result of the cash tender offer for any and all outstanding Non-recourse notes, which closed in September 2009, the Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48.5 million. In 2008, in connection with the April 2008 issuance of our 1.75% Convertible Senior Subordinated Notes, we received proceeds of approximately $371.5 million, net of the original purchaser’s discount. Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. We received approximately $50.4 million in cash proceeds from the sale of these warrants. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the Convertible Note offering closed, April 15, 2008. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. During the nine months ended September 30, 2008, we purchased approximately 3.9 million shares on the open market for a total purchase price of approximately $88.7 million.

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

Acquisitions. On February 23, 2009 (the Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.001 per share (the Indevus Shares), of Indevus, a Delaware corporation. On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of

January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement. As of the date hereof, Endo has paid the (i) aggregate cash consideration in respect of the Indevus Shares and (ii) cash consideration for unexercised in-the-money options. Endo funded such amounts with existing cash on hand. Indevus common stock ceased trading on NASDAQ at market close on March 23, 2009.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology and endocrinology. Following the completion of the Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Indevus’s approved products include the following:

•

Sanctura® (trospium chloride) was launched by Indevus in August 2004. Sanctura® is indicated for the treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Sanctura® is currently promoted in the U.S. by Allergan Inc.

•

Sanctura XR® (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. Sanctura XR® is currently promoted in the U.S. with by Allergan Inc.

•

Supprelin® LA (histrelin acetate) was launched by Indevus in June 2007. Supprelin® LA is a 12-month hydrogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes Indevus’s patented Hydron® Polymer Technology, designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® (histrelin) was launched by Indevus in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes Indevus’s patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® received approval in Argentina in January 2007 and is currently being marketed in that country.

•

Delatestryl® (testosterone enanthate) is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Delatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

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

•

Valstar™ (valrubicin) is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the bladder. Valstar™, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, Indevus submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar™ and in February 2009 obtained FDA approval of its sNDA for Valstar™. In September 2009, we launched Valstar™ for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support the launch of Valstar™.

Indevus’s primary development products include the following:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM . Indevus acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, Indevus received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. In September 2009, the FDA informed us that it has extended the review period for Aveed™ to December 2, 2009.

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

Product	Indication	Development Phase	Anticipated Year of Completion
AveedTM	Hypogonadism (Testosterone Deficiency)	NDA filed	2009
Pro 2000	Prevention of HIV and sexually-transmitted diseases	Phase III	2011
Octreotide implant	Acromegaly	Phase III	2011
Octreotide implant	Carcinoid Syndrome	Phase II	2013

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

The total estimated cost to complete our core development products listed above is estimated to be approximately $30 million to $40 million in total. Since the acquisition of Indevus on February 23, 2009 and through September 30, 2009, we have incurred costs of approximately $2.4 million on these core development products. We have not included compounds in development for which we do not expect to incur significant research and development costs. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimate above. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Actual costs to complete development of any of our products may differ significantly from the estimate noted above. We are currently considering strategic partners for future development and commercialization of PRO 2000.

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive. The combined company markets products through five field sales forces and has the capability to develop innovative new therapies using a novel drug delivery technology.

The operating results of Indevus from February 23, 2009 to September 30, 2009 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The Acquisition Date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The contingent consideration relates to the amounts payable under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

Further, in the event that the AveedTM Without Label approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect cumulative net sales of AveedTM of at least $125.0 million for four consecutive calendar quarters on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM (AveedTM Net Sales Event), then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus. In the event that the AveedTM Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of AveedTM then the Company will not pay, and former Indevus stockholders will not receive, any additional amounts under the AveedTM Contingent Cash Consideration Agreement.

Endo has deposited $175.0 million in cash in an escrow account with a paying agent pursuant to the terms of the AveedTM Contingent Cash Consideration Agreement, which amount is equal to the aggregate amount payable to the former Indevus stockholders if the AveedTM With Label approval is obtained under the terms of the AveedTM Contingent Cash Consideration Agreement. This amount is included in our restricted cash balance in the accompanying Condensed Consolidated Balance Sheet and is restricted through December 15, 2009, the date when such amount will be released in accordance with the terms of the AveedTM Contingent Cash Consideration Agreement if not previously paid to former Indevus stockholders under the terms of the AveedTM Contingent Cash Consideration Agreement.

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized on the Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

In accordance with ASC 805 (previously referred to as SFAS 141(R)), the Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the

Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012.

During the three months ended September 30, 2009, the fair value of the acquisition-related contingent consideration, as determined in accordance with accounting principles generally accepted in the United States, decreased by approximately $23 million reflecting management’s current assessment in light of the FDA’s ongoing review of the application for AveedTM. The decrease in the liability was recorded as a gain and is included in the acquisition-related costs line item in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2009, the fair value of the acquisition-related contingent consideration increased by $3.2 million and was recorded as a charge to earnings and is included in the acquisition-related costs line item in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2009, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement or related to the Valera Contingent Consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	February 23, 2009 (As initially reported)	Measurement Period Adjustments	February 23, 2009 (As adjusted)
Cash and cash equivalents	$117,675	$—	$117,675
Accounts receivable	13,725	1,593	15,318
Inventories	15,808	1,699	17,507
Prepaid and other current assets	8,327	(5)	8,322
Property, plant and equipment	8,266	590	8,856
Other intangible assets	586,900	(52,000)	534,900
Deferred tax assets	159,769	7,277	167,046
Other non-current assets	764	155	919

Total identifiable assets	$911,234	$(40,691)	$870,543

Accounts payable	$(5,081)	$—	$(5,081)
Accrued expenses	(27,357)	668	(26,689)
Convertible notes	(71,682)	(830)	(72,512)
Non-recourse notes	(115,235)	—	(115,235)
Deferred tax liabilities	(234,599)	22,307	(212,292)
Other non-current liabilities	(18,199)	(651)	(18,850)

Total liabilities assumed	(472,153)	21,494	(450,659)

Net identifiable assets acquired	$439,081	$(19,197)	$419,884
Goodwill	$102,490	$18,520	$121,010

Net assets acquired	$541,571	$(677)	$540,894

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

Of the $534.9 million of acquired intangible assets, $281.9 million was provisionally assigned to in-process research and development. The remaining $253.0 million has been provisionally assigned to license rights and is subject to a provisional weighted average useful life of approximately 12 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
ValstarTM (1)	$87.0	n/a
AveedTM	100.0	n/a
Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Vantas® (ex-U.S.)	18.0	n/a
Pro 2000	13.0	n/a
Other	11.9	n/a

Total	$281.9	n/a

License Rights:
Hydron® Polymer	$22.0	15
Vantas®	18.0	6
Sanctura® Franchise	88.0	14
Supprelin® LA	124.0	10
Other	1.0	4

Total	$253.0	12

Total other intangible assets	$534.9

(1)	The FDA approved the sNDA for Valstar™ subsequent to the Acquisition Date. Therefore, Valstar™ was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval.

The fair value of the in-process research and development assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to out-license the technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer Technology also includes an existing royalty payable by the Company to the certain third party partners based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 13% to 20%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with those that a market participant would use.

The $121.0 million of goodwill is currently assigned to our pharmaceutical products segment, which is our only reportable segment as of September 30, 2009. This assignment is subject to change as this business combination with Indevus could lead to additional reportable segments in the future. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $167.0 million are related primarily to federal net operating loss carryforwards of Indevus and its subsidiaries. The deferred tax liabilities of $212.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets. To the extent of any change to the provisional fair values of the intangible assets or other items, we would also expect to change the related deferred tax assets and liabilities that have been recorded at the Acquisition Date.

During the nine months ended September 30, 2009, we expensed $41.2 million of acquisition-related costs. Due to a change in the fair value our acquisition-related contingent consideration during the three months ended September 30, 2009, we recognized a net decrease of $20.2 million in acquisition-related costs during third quarter of 2009. These costs are included in line item entitled “Acquisition-related costs” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three Months Ended September 30, 2009	February 23, 2009 to September 30, 2009
Investment bank fees, includes Endo and Indevus	$—	$13,030
Accounting and legal	710	7,672
Separation and other costs	1,774	17,280

	2,484	37,982
Changes in fair value of acquisition-related contingent consideration	(22,690)	3,240

Total	(20,206)	41,222

The amounts of revenue and net loss of Indevus included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and from the Acquisition Date to the period ending September 30, 2009 are as follows (in thousands, except per share data):

	Revenue and Losses included in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2009	February 23, 2009 to September 30, 2009
Revenue	$18,194	$42,628
Net loss	$(18,233)	$(53,625)
Basic and diluted loss per share	$(0.16)	$(0.46)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the three and nine-months ended September 30, 2009 and on January 1, 2008 for the three and nine-months ended September 30, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Indevus been completed on January 1, 2008 or January 1, 2009, nor are they indicative of any future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Pro forma consolidated results (in thousands, except per share data):
Revenue	$335,738	$1,079,735	$963,423
Net income	$56,217	$95,488	$106,144
Basic net income per share	$0.47	$0.82	$0.85
Diluted net income per share	$0.47	$0.81	$0.84

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

Non-recourse Notes. As discussed in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, on August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Acquisition Date, the Company provisionally recorded these notes at their fair value of approximately $115.2 million. The Company was amortizing these notes to their face value of $105.0 million at maturity in 2024.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest payment shortfalls. Approximately $2.0 million of the interest reserve account remains and is classified as restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (the Expiration Time). As of the Expiration Time, $48 million Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2008 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$43,550	$9,890	$8,280	$5,651	$4,891	$4,925	$9,913
Convertible Senior Subordinated Notes	379,500	—	—	—	—	—	379,500
Interest payments on Convertible Senior Subordinated Notes	41,783	6,641	6,641	6,641	6,641	6,641	8,578
Convertible Notes	71,925	71,925	—	—	—	—	—
Interest on Convertible Notes	1,311	1,311	—	—	—	—	—
Non-recourse Notes	57,000	—	—	—	—	—	57,000
Interest on Non-recourse Notes	146,380	11,100	9,120	9,120	9,120	9,120	98,800
Minimum Purchase Commitments to Novartis	61,000	20,000	20,000	21,000	—	—	—
Minimum Royalty Obligation Due to Hind	1,500	500	500	500	—	—	—
Minimum Purchase Commitments to Teikoku(1)	128,000	32,000	32,000	32,000	32,000	—	—
Limited Partnership Commitment(2)	2,000	2,000	—	—	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis AG (3)	60,000	—	—	15,000	30,000	15,000	—
Minimum advertising and promotion spend(4)	25,625	15,625	10,000	—	—	—	—
Other Commitments(5)	5,661	2,305	1,525	1,739	92	—	—
Shire Minimum Payments (6)	2,875	—	1,375	1,500	—	—	—

Total (5)	$1,028,110	$173,297	$89,441	$93,151	$82,744	$35,686	$553,791

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

(2)

On December 12, 2003, we entered into a subscription agreement to invest up to $10 million into Life Sciences Opportunities Fund (Institutional) II, L.P., a Delaware limited partnership formed to carry out investments in life science companies. During the year ended December 31, 2007, we invested $5.3 million in this partnership, bringing our cumulative cash investment to

$8.0 million as of December 31, 2008 leaving a commitment balance of $2.0 million. In February 2009, we invested an additional $1.25 million in this partnership. The remaining commitment balance of $0.75 million will be invested during the fourth quarter of 2009. We are accounting for this investment utilizing the equity method.

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

On January 1, 2007, we adopted FIN 48 and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of September 30, 2009, our liability for unrecognized tax benefits amounted to $33.0 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our FIN 48 liability has been excluded from the above contractual obligations table. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations, cash flows, or financial position.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), as codified in ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 nullifies FSP SFAS 140-4 and FIN 46(R)-8 (now referred to as ASC 860). However, the content of the enhanced disclosures required by SFAS 167 is generally consistent with that previously required by the FSP. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of adopting SFAS 167 on our consolidated results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157). ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (i.e. a transfer notion), the ASU requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (i.e., a Level 1 fair value measurement). The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, ASU 2009-05 prescribes one or more valuation techniques that a company should use to estimate fair value. ASU 2009-05 also emphasizes that regardless of the technique(s) used, an entity should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Therefore, for Endo, the ASU becomes effective on October 1, 2009. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The Company is currently evaluating the impact of adopting ASU 2009-05 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, as codified in ASC 605, Revenue Recognition (referred to as ASC 605). ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 08-1 on our consolidated results of operations and financial position.

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

The risk factors listed below are included for the purposes of updating the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009. Other than these new risk factors, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Implementation by the FDA of certain specific public advisory committee recommendations regarding acetaminophen use in both over-the-counter (OTC) and prescription (Rx) products could have an adverse material impact on our net sales of Percocet® and Endocet®.

The Food and Drug Administration (FDA) held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter (OTC) and prescription (Rx) products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations followed the release in May 2009 of an FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury These recommendations are advisory in nature and the FDA is not bound to follow these recommendations. At this time, the FDA has not made any decisions regarding acetaminophen containing products, but has stated that it is reviewing the recommendations of the advisory committee, all available safety and efficacy data as well as public input before making a final decision. Therefore it is unclear what actions the FDA may take in response to the panel’s recommendations. Implementation by the FDA of certain specific panel recommendations could result in (1) a black box warning on the labels of prescription acetaminophen combination products or (2) the removal of several products from the marketplace including certain, or even all, strengths of Percocet® and Endocet®. The recommendation does not change the safety and efficacy of Percocet® and Endocet®, which remain FDA approved. Endo remains committed to working with the FDA so that these products are prescribed in the best interest of patients, and we will continue to closely monitor this issue. Any action taken by the FDA to implement certain of the recommendations of the panel, or take other measures to address concerns raised by the panel, could have a material adverse effect on our consolidated results of operations and cash flows.

We are dependent upon the ability of Allergan to perform its obligations with respect to sales of Sanctura® and Sanctura XR®.

Two of our products Sanctura® and Sanctura XR® are treatments for overactive bladder, which we co-promote with our marketing partner, Allergan. Under the terms of our agreement with Allergan, Allergan is responsible for all U.S. marketing and sales activities relating to Sanctura® and Sanctura XR®, and Allergan is obligated to pay royalties based on net sales of Sanctura® and Sanctura XR®. Our right to co-promote Sanctura and Sanctura XR® expired in September 2009. Accordingly, we are, and will continue to be, highly dependent on Allergan for the commercialization and marketing of Sanctura® and Sanctura XR® in the U.S. and for performance by Allergan of its obligations under the Allergan Agreement. If Allergan does not devote sufficient resources to effectively market Sanctura® and Sanctura XR®, or if Allergan fails to perform its obligations under the Allergan Agreement, including the payment of royalties, such failure could materially adversely affect our business and results of operations.

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

In August 2008, Indevus transferred to its wholly-owned subsidiary, Ledgemont Royalty Sub LLC, all of its rights under the Allergan Agreement. Ledgemont Royalty Sub LLC issued $105.0 million in aggregate principal amount of Non-recourse Notes, which were secured by the assets of Ledgemont Royalty Sub LLC, including the rights to receive royalty payments from Allergan relating to future sales of Sanctura® and Sanctura XR® in the U.S. under the Allergan Agreement.

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

Upon the occurrence of an event of default under the indenture, the noteholders will have the right to accelerate the obligations of Ledgemont Royalty Sub LLC to pay amounts outstanding under the Non-recourse Notes and may exercise their remedies under the indenture, including assuming all rights to future payments from Allergan. The loss of our right to receive royalties from Allergan under the Allergan Agreement could adversely affect our business and results of operations.

In certain circumstances, we may lose the potential to receive future royalty payments after the Non-recourse Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the Non-recourse Note financing agreements.

In connection with the transfer of rights under the Allergan Agreement from Indevus to Ledgemont Royalty Sub LLC and the issuance of the Non-recourse Notes, Indevus made certain representations, warranties and covenants to Ledgemont Royalty Sub LLC, and Ledgemont Royalty Sub LLC made certain representations, warranties and covenants to the holders of the Non-recourse Notes. If there is a breach of these representations, warranties or covenants, such breach could trigger an event of default under the indenture governing the Non-recourse Notes. Upon the occurrence of an event of default under the indenture, the noteholders will have the right to accelerate the obligations of Ledgemont Royalty Sub LLC to pay amounts outstanding under the Non-recourse Notes and may exercise their remedies under the indenture, including assuming all rights to future payments from Allergan. The loss of our right to receive royalties from Allergan under the Allergan Agreement could adversely affect our business and results of operations.

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

If the indemnitors default on their obligations, the outcome of the Redux litigation could materially harm us.

On September 15, 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions, some of which purport to be class actions, in federal and state courts relating to the use of Redux and other weight loss drugs. The existence of such litigation may materially adversely affect our business. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may in the future have, an adverse effect on the market price of our common stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations.

On May 30, 2001, Indevus entered into an Indemnity and Release Agreement with Wyeth, which provides for indemnification of Redux-related claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug litigation and by those claimants who allege primary pulmonary hypertension. This agreement also provides for funding of all defense costs related to all Redux-related claims and provides for Wyeth to fund certain additional insurance coverage to supplement the Company’s existing product liability insurance. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which we are not otherwise indemnified or covered under the AHP indemnity and release agreement will not have a material adverse effect on our future business, results of operations or financial condition or that the potential of any such claims would not adversely affect our ability to obtain sufficient financing to fund operations. We are unable to predict whether the existence of such litigation may adversely affect our business.

Pursuant to agreements we have with Les Laboratories Servier, from whom Indevus in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., which assembled Redux, and other parties, we may be required to indemnify such parties for Redux-related liabilities. We are unable to predict whether such indemnification obligations, if they arise, may adversely affect our business.

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

ENDO PHARMACEUTICALS HOLDINGS INC.
(Registrant)

/S/ DAVID P. HOLVECK
Name:	David P Holveck
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.8	Indenture dated as of August 6, 2007 between Indevus and The Bank of New York Trust Company, N.A, as trustee (incorporated herein by reference to Exhibit 4.1 of the Indevus Current Report on Form 8-K filed with the Commission on August 7, 2007)

4.8.1	Supplemental Indenture, dated as of March 23, 2009, by and between Indevus and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated March 23, 2009)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

Exhibit No.	Title

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on Form 8-K dated January 11, 2007)

10.18.2	Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.2 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008 filed with the Commission on August 1, 2008)

10.18.3	Third Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals, dated as of March 31, 2009 (incorporated herein by reference to Exhibit 10.18.3 of the Current report on Form 8-K dated April 6, 2009)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Separation Agreement, dated as of September 8, 2008, between the Endo and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 8, 2008)

10.27	Executive Employment Agreement between Endo and Ivan Gergel, M.D., dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2009)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28.1	Separation Agreement, dated as of August 25, 2009, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated August 31, 2009)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG (incorporated herein by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008)

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.32.1	Amendment to the Sales and Marketing Services Agreement, dated as of January 29, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.32.2	Amendment to the Sales Representative Service Agreement, dated as of April 1, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated April 7, 2009)

10.32.3	Amendment to the Sales Representative Services Agreement, dated as of May 11, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated May April 7, 2009)

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	[Intentionally Omitted]

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit B of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2009)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 8, 2009).

10.43	Employment Agreement between Endo and Alan G. Levin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated May 8, 2009).

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.50 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009 to the Agreement and Plan of Merger, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.53	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated January 5, 2009)

10.54	Nebido® (n/k/a AveedTM) Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.55 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.56	Memorandum of Understanding, dated February 4, 2009, by and among (i) Wolf Popper LLP, counsel for Plaintiff Arthur Gober, CBM IRA Beneficiary Custodian, Beneficiary of Jerome Gober, (ii) Skadden, Arps, Slate, Meagher & Flom LLP, counsel for Defendants Endo and BTB Purchaser Inc., (iii) The Weiser Law Firm, P.C., counsel for Plaintiff Martin Wexler, (iv) Young Conaway Stargatt & Taylor, LLP, counsel for Defendants Indevus Pharmaceuticals, Inc., Glenn L. Cooper, Andrew Ferrara, James C. Gale, Michael E. Hanson, Stephen C. McCluski, Cheryl P. Morley and Malcolm Morville, (v) Levi & Korsinsky LLP, counsel for Plaintiff Malena C. Schroeder and (vi) Johnson Bottini LLP, counsel for Plaintiff H. Steven Mishket (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2009)

10.57	Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58	Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.59	Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004 (incorporated herein by reference to Exhibit 10.10 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.60	Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005 (incorporated herein by reference to Exhibit 10.11 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.61	Agreement and Plan of merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Indevus Current Report on Form 8-K, dated December 12, 2006)

10.62	License Agreement dated February 18, 1994 between Indevus and Rhone-Poulenc Rorer, S.A. (incorporated herein by reference to the Indevus Registration Statement on Form S-3 or Amendment I (File no. 33-75826))

10.63	Lease dated February 5, 1997 between Indevus and Ledgemont Realty Trust (incorporated herein by reference to Exhibit 10.87 to the Indevus Form 10-Q for the period ended December 31, 1996 filed with the Commission on February 14, 1997)

10.64	License Agreement effective as of November 26, 1999 between Madaus AG and Indevus (incorporated herein by reference to Exhibit 10.113 to the Indevus Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 28, 1999)

10.65	Indemnity and Release Agreement between American Home Products Corporation and Indevus dated as of May 30, 2001 (incorporated herein by reference to Exhibit 1.120 to the Indevus Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001)

10.66	Supply Agreement between Indevus and Madaus AG dated December 16, 2003 (incorporated herein by reference to Exhibit 10.129 to the Indevus Form 10-Q for the period ended December 31, 2002, filed with the Commission on February 14, 2003)

10.67	Development and License Agreement between Indevus and Shire Laboratories Inc. dated March 11, 2003 (incorporated herein by reference to Exhibit 10.130 to the Indevus Form 10-Q for the period ended March 31, 2003, filed with the Commission on April 13, 2003)

10.68	License, Commercialization and Supply Agreement dated April 6, 2004 between Indevus and Odyssey Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 99.2 to the Indevus Current Report on Form 8-K dated April 19, 2004)

10.68.1	Amendment No. 1 to License, Commercialization and Supply Agreement dated April 30, 2005 between Indevus and Odyssey Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.143 to the Indevus Form 10-Q for the period ended March 31, 2005, filed with the Commission on May 10, 2005)

10.69	Indenture of Lease dated December 20, 2004 between Indevus and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Hayden Office Trust (incorporated herein by reference to Exhibit 10.142 to the Indevus Form 10-Q for the period ended December 31, 2004, filed with the Commission on February 9, 2005)

10.70	Amendment and Consent Agreement dated May 14, 2005 between Indevus, Odyssey Pharmaceuticals, Inc., and Saturn Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated May 17, 2005)

10.71	License Agreement dated July 28, 2005 between Indevus and Schering Aktiengesellschaft (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated August 2, 2005)

10.72	Manufacturing and Supply Agreement by and between Indevus and Schering AG, Germany dated on or about October 20, 2006 (incorporated herein by reference to Exhibit 10.158 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73	License and Supply Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.159 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73.1	Amendment and Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.160 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.74	API Supply Agreement by and between Indevus and Helsinn Chemicals SA and Helsinn Advanced Synthesis SA dated on or about November 22, 2006 (incorporated herein by reference to Exhibit 10.162 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.75	Supprelin Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.75.1	Supplemental Supprelin CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 23, 2009)

10.76	Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.76.1	Supplemental Stent CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 23, 2009)

10.77	Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.3 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.77.1	Supplemental Octreotide CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 23, 2009)

10.78	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc. (incorporated herein by reference to Exhibit 10.1 to the Valera Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 9, 2006)

10.79	Form of License, Supply and Distribution Agreement by and between Indevus Pharmaceuticals, Inc. and Orion Corporation dated April 2, 2008 (incorporated herein by reference to Exhibit 10.208 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.80	Form of Purchase and Sale Agreement by and between Ledgemont Royalty Sub LLC and Indevus dated August 26, 2008 (incorporated herein by reference to Exhibit 10.215 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.81	Form of Note Purchase Agreement by and among Ledgemont Royalty Sub LLC, Indevus and the purchasers named therein dated August 26, 2008 (incorporated herein by reference to Exhibit 10.216 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.82	Form of Indenture by and between Ledgemont Royalty Sub LLC and U.S. Bank National Association dated August 26, 2008 (incorporated herein by reference to Exhibit 10.217 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.83	Form of Pledge and Security Agreement made by Indevus to U.S. Bank National Association, as Trustee, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.218 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.84	Form of Development, License and Commercialization Agreement made by and between Indevus and Teva Pharmaceutical Industries Ltd., dated September 25, 2008 (incorporated herein by reference to Exhibit 10.219 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.85	First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.86	Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989 (incorporated herein by reference to Exhibit 10.17 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.87	Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000 (incorporated herein by reference to Exhibit 10.12 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (incorporated herein by reference to Exhibit 10.6 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.1	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (incorporated herein by reference to Exhibit 10.7 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.2	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (incorporated herein by reference to Exhibit 10.8 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.89	Credit Agreement dated as of October 16, 2009 among Endo Pharmaceuticals Holdings Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital as syndication agent, and J.P. Morgan Securities Inc. and Barclays Capital as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

10.90	Pledge and Security Agreement dated as of October 16, 2009 by and among Endo Pharmaceuticals Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

31.1	Certification of the Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002