Form 10-K
period 2009-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2010-03-01
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐		Smaller reporting company ☐
		(Do not check if a smaller reporting company	)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009 was $1,603,701,729 based on a closing sale price of $17.92 per share as reported on the NASDAQ Global Select Market on June 30, 2009. Shares of the registrant’s common stock held by each officer and director and each beneficial owner of 10% or more of the outstanding common stock of the registrant have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 19, 2010: 117,286,788

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

ENDO PHARMACEUTICALS HOLDINGS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS

This document contains information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Item 1A “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this document. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in this document include those factors described in this document under Item 1A titled “Risk Factors,” including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of a majority of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have been indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•

existing suppliers become unavailable or lose their regulatory status as an approved source, causing an inability to obtain required components, raw materials or products on a timely basis or at commercially reasonable prices;

•	the loss of branded product exclusivity periods and related intellectual property;

•	our exposure to securities that are subject to market risk including auction-rate securities that are currently illiquid due to an inactive auction-rate market;

•	our ability to successfully execute our strategy;

•	disruption of our operations if our information systems fail or if we are unsuccessful in implementing necessary upgrades or new software; and

•	our ability to maintain or expand our business if we are unable to retain or attract key personnel and continue to attract additional professional staff.

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission (referred to as the SEC). Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

PART I

Item 1.	Business

Overview

We are a specialty pharmaceutical company engaged in the research, development, manufacturing, marketing and sale of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate and bladder cancer, and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 91% of our net sales in 2009, with 52% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 9% of net sales in 2009, currently consists of products primarily focused in pain management. We focus on select generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

In the first quarter of 2009, we acquired Indevus Pharmaceuticals (referred to as Indevus), a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Indevus’s approved products included Sanctura® and Sanctura XR® for overactive bladder (referred to as OAB), which is promoted by Allergan, Inc. (referred to as Allergan), Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (referred to as CPP), Delatestryl® for the treatment of hypogonadism and Valstar® for bladder cancer. We also acquired from Indevus a core urology and endocrinology portfolio containing multiple compounds in development including AveedTM for hypogonadism and the octreotide implant for treatment of acromegaly and carcinoid syndrome. All financial information presented herein reflects the operating results of Indevus from February 23, 2009 to December 31, 2009.

We have established research and development expertise in analgesics and have expanded our research and development capabilities in other therapeutic areas such as endocrinology, oncology, and urology. As such, we believe we are well positioned to pursue research and development opportunities across these therapeutic areas.

We enhance our financial flexibility by outsourcing certain of our functions, including manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

Through a dedicated sales force in the United States consisting of 320 specialty representatives, 365 pharmaceutical sales representatives focusing primarily on pain products, 75 sales representatives focusing primarily on urology and oncology, 27 medical center representatives and a contract sales force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, oncology, urology, endocrinology and primary care, including pediatricians. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

Our wholly-owned subsidiary, Endo Pharmaceuticals Inc. (referred to as EPI), commenced operations in 1997 by acquiring certain pharmaceutical products, related rights and assets of The DuPont Merck Pharmaceutical Company, which subsequently became DuPont Pharmaceuticals Company and was thereafter purchased by the Bristol-Myers Squibb Pharma Company in 2001. EPI was formed by certain members of the then-existing management of DuPont Merck and an affiliate of Kelso & Company who were also parties to the purchase agreement under which we acquired these initial assets.

We were incorporated in Delaware as a holding company on November 18, 1997 and have our principal executive offices at 100 Endo Boulevard, Chadds Ford, Pennsylvania 19317 (telephone number: (610) 558-9800).

Our Competitive Strengths

We believe that we have established a position as a market leader among specialty pharmaceutical companies by capitalizing on our following core strengths:

Established portfolio of branded products. We have assembled a portfolio of branded pharmaceutical products to treat and manage pain. In addition, as a result of our acquisition of Indevus, we have added several branded products to treat conditions in urology and endocrinology. The Company’s branded products include: Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Supprelin® LA, Vantas®, Hydron® Polymer Technology and Valstar®. A detailed description of each of our products is in this section under our “Product Overview”.

Focused Pipeline. As a result of our focused research and development efforts, we believe we have a promising development pipeline and are well-positioned to capitalize on our core development products. Currently, our core development pipeline consists of two New Drug Applications (referred to as NDAs) filed with the Food and Drug Administration (FDA), two products in Phase III trials and three products in Phase II trials. For a more detailed description of our development pipeline, see the “Product Overview – Products in Development” discussion included in this section.

Research and development expertise. Our research and development effort is focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our penetration in the pain area as well as in the areas of oncology, urology, and endocrinology. We will continue to capitalize on our core expertise with analgesics and expand our abilities to capture both earlier-stage opportunities and pursue other therapeutic areas. We continue to invest in research and development because we believe it is critical to our long-term competitiveness. At December 31, 2009, our research and development and regulatory affairs staff consisted of 153 employees, based in Westbury, New York and at our corporate headquarters in Chadds Ford, Pennsylvania. Our research and development expenses, including upfront and milestone payments were $185.3 million in 2009, $110.2 million in 2008 and $138.3 million in 2007.

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

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the U.S. provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S., recorded data on preclinical and clinical experience are included in the NDA which must be submitted to the FDA for the required approval. The process from discovery to regulatory approval often takes ten years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investment in research and development, both internally and in collaboration with others, has been productive as demonstrated by our ability to commercialize our research and development efforts by launching a number of new products and product line extensions since our founding in August 1997.

Targeted national sales and marketing infrastructure. We market our branded products directly to physicians through a sales force of approximately 870 representatives in the United States, including a contracted field force of approximately 80 sales representatives. Through our sales force, we market our branded pharmaceutical products to more than 109,000 physicians, which include both specialists and primary care physicians, including pediatricians. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, clinics, government agencies, doctors and retail and specialty pharmacies. Our marketing policy is designed to assure that products and relevant, appropriate medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate healthcare professionals throughout the United States. We work to gain access to health authority, pharmacy benefit managers (referred to as a PBM) and managed care organizations (referred to as an MCO) formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications. Our managed markets staff in 2009 consisted of 44 employees.

Selective focus on generic products. Our generic product portfolio includes products focused on pain management. We develop generic products that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. We have executed our generic product development strategy successfully to date with products such as morphine sulfate extended-release tablets, which we introduced in November 1998 as a bioequivalent version of MS Contin®, a product of Purdue Pharma, L.P. Additionally, in December of 2009 we received approval of our abbreviated new drug application (referred to as an ANDA) for mycophenolate mofetil capsules (250) mg. Mycophenolate mofetil is a bioequivalent version of Cellcept®, a product of Hoffman-La Roche Ltd. We intend to continue to make strategic decisions to support and grow our generics business in a manner consistent with the characteristics described above.

Experienced and dedicated management team. Our senior management team has a proven track record of building businesses through internal growth as well as through licensing and acquisitions. The Company and members of its management team have received FDA approval on more than eighteen new products and product line extensions since 1997, and as a result of several successful product launches, have grown our total revenues from $108.4 million in 1998 to $1.46 billion in 2009.

Our Industry

Pain Management Market

According to IMS Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $21.4 billion in 2009. This represents an approximate 6% compounded annual growth rate since 2004. Our primary area of focus within this market is analgesics and, specifically, opioid analgesics. In 2009, analgesics were the third most prescribed medication in the United States with over 305 million prescriptions written for this classification.

Opioid analgesics is a segment that comprised approximately 80% of the analgesic prescriptions for 2009 and represented almost 58% of the overall U.S. pain market. Total U.S. sales for the opioid analgesic segment were $8.1 billion in 2009, representing a compounded annual growth rate of 7% since 2004. With the launch of Voltaren® Gel in 2008, Endo gained presence in the osteoarthritis market competing in the analgesic non-narcotic and anti-arthritic classes with over 174 million prescriptions written in 2009, representing 42% of the U.S. pain market. The U.S. sales for these markets were $13.4 billion with a compound annual growth rate of 5% since 2004.

Opioid analgesic products are used primarily for the treatment of pain associated with orthopedic fractures and sprains, post herpetic-neuralgia, back injuries, migraines, joint diseases, cancer and various surgical procedures.

The growth in this segment has been primarily attributable to:

•	increasing physician recognition of the need and patient demand for effective treatment of pain;

•	aging population (according to the U.S. Census Bureau, from 2000 to 2010 the population aged 65 and older reached 40 million people, representing 14% growth over this period.);

•	introduction of new and reformulated branded products; and

•	increasing incidence of chronic pain conditions, such as cancer, arthritis and low back pain.

Urology, Endocrinology and Oncology Markets

Through our acquisition of Indevus as well as other business development activities in 2009, Endo entered the urology, endocrinology and oncology markets, specifically the prostate cancer therapeutic area with Vantas®, the bladder oncology space with Valstar® and UrocidinTM, and the central precocious puberty therapeutic area with Supprelin® LA. We also anticipate entering the testosterone replacement therapy (referred to as TRT) market and treating hypogonadism with our development products Aveed® and Fortesta®.

Central Precocious Puberty (CPP)

In a recent study, the incidence of CPP reported from national registries in the European Union subdivided by gender and age at diagnosis was approximately 1 per 10,000 in girls who were younger than 4 years, thereafter gradually rising to 8 per 10,000 for girls aged 5 to 9 years. The incidence in boys younger than 8 years was approximately 1 per 10,000. Recent market research indicates that girls in the United States are physically maturing at an earlier age than they did 30 years ago, and the number of girls diagnosed with precocious puberty is on the rise. In the U.S., 6,500 patients are estimated to have CPP with approximately 2,000 diagnosed annually. CPP is treated by pediatric endocrinologists in the U.S. where there are approximately 500 practicing pediatric endocrinologists. In 2008, the market for drugs to treat CPP, reported by IMS Health NSP, was approximately $119 million in the U.S.

Prostate Cancer

Prostate cancer is the most common cancer for men and the second leading cause of cancer deaths in men. According to the American Cancer Society, every year approximately 200,000 men in the U.S. are diagnosed with prostate cancer and 30,000 die from this disease.

Bladder Cancer Overview

There are more than 500,000 people in the United States alive with a history of bladder cancer, which is the fourth most common cancer among men and the eleventh most common among women in the United States. The American Cancer Society estimated approximately 70,000 new cases of bladder cancer and 14,330 deaths from this disease in the United States in 2009.

Rates of bladder cancer are expected to increase due to the aging population; more than 70% of cases of bladder cancer are diagnosed in people age 65 or older. The number of patients in the total non-invasive bladder cancer population will thus increase due to the rising incidence as well as high recurrence rates, leading to a substantial prevalent population.

BCG-refractory CIS Bladder Cancer

Carcinoma in situ (CIS) of the urinary bladder is a rare form of bladder cancer, affecting about seven of every 100 patients diagnosed with bladder cancer. Standard treatment of CIS of the urinary bladder is transurethral resection of the bladder tumor (TURBT), followed by one or two courses of immunotherapy with the vaccine bacillus Calmette-Guérin (referred to as BCG). About 50 percent of patients will become refractory to BCG therapy. VALSTAR intravesical therapy is the only FDA-approved treatment of carcinoma in situ of the urinary bladder in patients who are refractory to BCG immunotherapy when cystectomy – or bladder removal – is not an option.

Testosterone Replacement Overview

In the United States alone, it is estimated that 13.8 million men have low testosterone levels; however, only about 9% are currently being treated. Hypogonadism, or low testosterone, is under diagnosed and under treated. Factors contributing to this include a lack of screening for low testosterone and the perceived risk of prostate cancer associated with current treatment strategies. In the United States, testosterone replacement therapy (or TRT) sales have dramatically increased, from approximately $450 million in 2004 to over $1,041 million in 2009, reflecting a growth rate of 28.5%.

Product Overview

The following table summarizes select products in our marketed portfolio as well as select products in development:

Marketed Products	Active Ingredients(s)	Branding	Status
Lidoderm®	lidocaine 5%	Branded	Marketed
Opana® ER(1)	oxymorphone hydrochloride	Branded	Marketed
Opana®	oxymorphone hydrochloride	Branded	Marketed
Percocet®	oxycodone hydrochloride and acetaminophen	Branded	Marketed
Voltaren® Gel(2)	diclofenac sodium topical gel 1%	Branded	Marketed
Frova®(3)	frovatriptan succinate	Branded	Marketed
Supprelin® LA	histrelin acetate	Branded	Marketed
Vantas®	histrelin acetate	Branded	Marketed
Sanctura XR®(4)	trospium chloride	Branded	Marketed
Sanctura®(5)	trospium chloride	Branded	Marketed
Valstar®	valrubicin	Branded	Marketed
Percodan®	oxycodone hydrochloride and aspirin	Branded	Marketed
Endocet®	oxycodone hydrochloride and acetaminophen	Generic	Marketed
Morphine Sulfate ER	morphine sulfate	Generic	Marketed

Products in Development	Active Ingredients(s)	Branding	Status
AveedTM(6)	testosterone undecanoate	Branded	NDA Filed
FortestaTM(7)	2% testosterone	Branded	NDA Filed
Octreotide implant – acromegaly	octreotide acetate	Branded	Phase III
UrocidinTM(8)	mycobacterial cell wall-DNA complex	Branded	Phase III
Axomadol(9)	axomadol phosphate	Branded	Phase II
Octreotide implant – carcinoid syndrome	octreotide acetate	Branded	Phase II

(1)	Marketed pursuant to an alliance agreement with Penwest Pharmaceuticals Co.
(2)	Licensed marketing rights from Novartis Consumer Health, Inc.
(3)	Licensed marketing rights from Vernalis Development Limited.
(4)	Licensed marketing and development rights from Supernus Pharmaceuticals Inc.
(5)	Licensed marketing and development rights from Madaus GmbH.
(6)	Licensed marketing and development rights from BayerSchering Pharma AG.
(7)	Licensed marketing and development rights from Strakan International Limited.
(8)	Licensed marketing and development rights from Bioniche Life Sciences.
(9)	Licensed marketing and development rights from Grünenthal GMBH.

Branded Products

Lidoderm®. Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, Lidoderm® was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Lidoderm® is also currently protected by Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch. The last of these patents is set to expire in 2015. In 2009, 2008 and 2007, Lidoderm® net sales were $763.7 million, $765.1 million and $705.6 million, respectively. Lidoderm® accounted for approximately 52% of our 2009 total revenues.

Opana® and Opana® ER. Opana® ER and Opana® were launched during the second half of 2006 and have shown steady prescription growth trends since their launch. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. Opana® ER represents the first drug in which oxymorphone is available in an oral, extended-release formulation and is available in 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg tablets. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and is available in 5mg and 10mg tablets. Opana® ER and Opana® net sales were $230.6 million, $180.4 million, and $107.1 million in 2009, 2008, and 2007, respectively. Opana® ER and Opana® accounted for approximately 16% of our 2009 total revenues.

Percocet®. We consider Percocet® to be a “gold standard” of pain management. Launched in 1976, Percocet® is approved for the treatment of moderate-to-moderately severe pain. The Percocet® family of products had net sales of $127.1 million, $130.0 million and $121.7 million in the years 2009, 2008 and 2007, respectively. The Percocet® franchise accounted for approximately 9% of our 2009 total revenues.

Voltaren® Gel. We launched Voltaren® Gel in March 2008 upon closing of the license and supply agreement with Novartis AG and Novartis Consumer Health, Inc. Voltaren® Gel (diclofenac sodium topical gel) 1% received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010. It is the first prescription topical osteoarthritis treatment to have proven its effectiveness in both the knees and joints of the hands through clinical trials. Voltaren® Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is 94% less than the comparable oral diclofenac treatment. In 2009 and 2008, net sales of Voltaren® Gel were $78.9 million and $23.8 million, respectively.

Frova®. We began shipping Frova® upon closing of the license agreement with Vernalis in mid-August 2004, and we initiated our promotional efforts in September 2004. Frova® is indicated for the acute treatment of migraine headaches in adults. We believe that Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a very low reported migraine recurrence rate in its clinical program. In 2009, 2008 and 2007, Frova® net sales were $57.9 million, $58.0 million and $52.4 million, respectively.

Supprelin® LA. Supprelin® LA was launched in the U.S. in June 2007. Supprelin® LA is a soft, flexible 12-month hydrogel implant based on our patented Hydron Polymer Technology that delivers LHRH (luteinizing hormone-releasing hormone) agonist and is indicated for the treatment of CPP. CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and short stature, if left untreated. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. Meetings have been held with various European regulatory authorities to seek scientific advice regarding the strategies for filing marketing applications for Supprelin® LA in Europe. Various strategies are being evaluated and include seeking marketing partners in territories outside of the United States. We market Supprelin® LA in the U.S. through a specialty sales force primarily to pediatric endocrinologists. Net sales of Supprelin® LA were $27.8 million in 2009.

Vantas®. Vantas® was launched in the U.S. in November 2004. Vantas® is a soft, flexible 12-month hydrogel implant based on our patented Hydron® Polymer Technology that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist and is indicated for the palliative treatment of advanced prostate cancer. We are party to a License, Supply and Distribution Agreement with Orion Corporation (referred to as Orion) granting them the rights to market Vantas® throughout Europe as well as certain other countries. As of August 2007, Vantas was approved in Thailand, Singapore and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. In addition, Teva-Tuteur has received approval for Vantas in Argentina. Net sales of Vantas® were $20.0 million in 2009, primarily in the United States.

Valstar®. Valstar® a sterile solution for intravesical instillation of valrubicin—a chemotherapeutic anthracycline derivative, is the only product currently approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder. Valstar® , originally approved by the FDA in 1998, was withdrawn from the market in 2002 due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar® and in February 2009, the FDA approved this sNDA for Valstar®. In September 2009, we launched Valstar® for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support the launch of Valstar®. Net sales of Valstar® were $3.4 million in 2009.

Hydron® Implant. The Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. This technology serves as the basis for two of our currently marketed products: Vantas® and Supprelin® LA.

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

Sanctura®. Sanctura®, a muscarinic receptor antagonist for the treatment of OAB, was launched in August 2004. Sanctura® is indicated for the treatment of OAB with symptoms of urinary incontinence, urgency and urinary frequency. Sanctura® belongs to the anticholinergic class of compounds and binds specifically to muscarinic receptors. These compounds relax smooth muscles, such as the detrusor muscle in the bladder, thus decreasing bladder contractions. Overactive or unstable detrusor muscle function is believed to be one of the principal causes of OAB symptoms. Current treatments in the U.S. for OAB include compounds in the same therapeutic class as Sanctura®. In December 1999, we licensed the exclusive rights to develop and market Sanctura® in the U.S. from Madaus GmbH (referred to as Madaus). In September 2007, we sublicensed these rights to Allergan, Inc. We receive royalties from Allergan on net sales of Sanctura® in the United States. We had co-promoted Sanctura® in the U.S. with our marketing partner, Allergan Inc., however, our right to co-promote expired in September 2009.

Sanctura XR®. Sanctura XR® is a once-daily formulation of Sanctura®, our currently marketed product for the treatment of OAB. Sanctura XR® belongs to a class of anticholinergic compounds known as muscarinic receptor antagonists. Current treatments in the U.S. for OAB include compounds in the same therapeutic class as Sanctura XR®. Sanctura XR® is a quaternary ammonium compound, which we believe provides significant differentiation to the tertiary ammonium compounds currently being marketed for the treatment of OAB. Quaternary ammonium compounds are highly charged and hydrophilic with a limited ability to cross lipid membranes. The formulation of Sanctura XR® was developed under a development and license agreement with Supernus Pharmaceuticals, Inc. (referred to as Supernus), formerly Shire Laboratories, Inc. and we received exclusive, worldwide rights. In November 2006, we licensed to Madaus the exclusive rights to sell Sanctura XR® in all countries outside of the United States, except for Canada, Japan, Korea and China. We receive royalties from Madaus on the net sales of Sanctura XR® in these countries. In September 2007, we sublicensed to Allergan the U.S. rights to Sanctura XR®. We receive royalties from Allergan on the net sales of Sanctura XR® in the United States. In May 2008, we sublicensed to Allergan the rights to the Sanctura® franchise in Canada and could be required to pay future commercialization milestone payments to us. We had co-promoted Sanctura XR® in the U.S. with our marketing partner, Allergan Inc., however, our right to co-promote expired in September 2009.

Other. The balance of our other branded portfolio consists of a number of products, none of which accounted for more than 1% of our total net sales in the 2009 fiscal year.

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

One of our generic products is an oxycodone hydrochloride and acetaminophen product, Endocet®, which accounted for approximately 6% of our total revenues in 2009. Another of our generic products is morphine sulfate extended-release tablets, which accounted for 2% of our total revenues in 2009. The balance of our generic portfolio consists of a few other products, none of which accounted for more than 1% of our total revenues for 2009.

We principally pursue the development and marketing of generic pharmaceuticals that have one or more barriers to entry. The characteristics of the products that we may target for generic development may include:

•	complex formulation or development characteristics;

•	regulatory or legal challenges; or

•	difficulty in raw material sourcing.

We believe products with these characteristics will face a lesser degree of competition, therefore providing longer product life cycles and/or higher profitability than commodity generic products. As of December 31, 2009, we have approximately forty projects under development, including fifteen of which are currently the subject of ANDAs on file with the FDA. Thirteen of these fifteen ANDA submissions are expected to have launch dates in the foreseeable future.

Products in Development

Our pipeline portfolio contains products and product candidates that have differentiating features for multiple therapeutic areas, including pain, oncology, urology and endocrinology. The Company’s most promising pipeline products, including those recently obtained through our acquisition of Indevus are as follows:

AveedTM. AveedTM is a novel, long-acting injectable testosterone preparation for the treatment of male hypogonadism. If approved, AveedTM would be the first long-acting testosterone preparation available in the U.S. in the growing market for testosterone replacement therapies. The U.S. rights to AveedTM were acquired from Schering AG, Germany, in July 2005. Although not yet approved in the U.S., AveedTM is approved in and currently marketed in Europe and a number of other countries. In January 2010, the U.S. patent office issued a Notice of Allowance covering the formulation of AveedTM. Accordingly, Aveed’s patent should expire no earlier than late 2025.

Male hypogonadism is an increasingly recognized medical condition characterized by a reduced or absent secretion of testosterone from the testes. Reduced testosterone levels can lead to health problems and significantly impair quality of life. Common effects of hypogonadism include decreased sexual desire, erectile dysfunction, muscle loss and weakness, depression, and an increased risk of osteoporosis. In the United States alone, it is estimated that 13.8 million men have low testosterone levels; however, only about 9% are currently being treated.

In June 2008, an approvable letter was received from the FDA indicating that the AveedTM NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, an agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM.

On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed Risk Evaluation and Mitigation Strategy (referred to as REMS) is not sufficient. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. As a result of the new developments, the Company recorded a $65 million impairment charge during the fourth quarter of 2009. Offsetting this charge is a credit of $125 million, reflecting a reduction in the liability on our balance sheet associated with contingent consideration payable to former Indevus shareholders in the event that the product is approved by the FDA on or before February 23, 2012, under the Nebido Contingent Cash Consideration Agreement entered into in connection with our acquisition of Indevus. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

Fortesta™. Fortesta™ is a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, which utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. In August 2009, we entered into a License and Supply Agreement (referred to as the ProStrakan Agreement) with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The letter will require us to undertake a re-analysis of the existing clinical samples, and we will need to undertake a wash-off study to evaluate the risk of transference. The Company will continue to work closely with the FDA to address its questions, and we expect to file a complete response in mid-2010. Under the ProStrakan Agreement, the milestone payment to ProStrakan related to FDA approval of Fortesta™ is reduced the longer such approval takes.

Octreotide implant. The octreotide implant utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (referred to as GH), for the treatment of acromegaly.

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

In November 2007, positive results from the Phase II trial in patients with acromegaly showed that the octreotide implant effectively suppressed levels of GH and IGF-1 at rates similar to those seen with current FDA approved injectable formulations of octreotide. In addition, the drug was well tolerated. In September 2008, a Phase III clinical trial was initiated. The trial is designed to test the efficacy, safety and tolerability of the octreotide implant in patients with acromegaly. Approximately 34 clinical sites in six countries are participating in the open-label trial. The trial will include approximately 140 patients in the U.S. and Europe and enrollment is expected to be complete in mid-2010.

The octreotide implant is also currently in phase II clinical trials for the treatment of carcinoid syndrome. Carcinoid syndrome is a group of symptoms associated with carcinoid tumors, which are tumors of the small intestine, colon, appendix, and bronchial tubes in the lungs that originate from cells of the neuroendocrine system. Carcinoid syndrome occurs in approximately 10% of the patients with carcinoid tumors, usually after the tumor has spread to the liver or lung.

Urocidin™. Urocidin™ is a patented formulation of Mycobacterial Cell Wall-DNA Complex (referred to as MCC) developed by Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively referred to as Bioniche) for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing.

In July 2009, the Company entered into a License, Development and Supply Agreement with Bioniche, whereby we licensed from Bioniche the exclusive rights to develop and market Urocidin™ in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010.

Axomadol. Axomadol is a patented new chemical entity discovered by Grünenthal GMBH, (referred to as Grünenthal) and currently in Phase II development for the treatment of moderate to moderately severe chronic pain and diabetic peripheral neuropathic pain. In February 2009, we entered into a Development, License and Supply Agreement with Grünenthal, granting us the exclusive right in North America to develop and market Axomadol.

Other. We also have other products, including certain undisclosed products in our therapeutic areas of interest in early stages of development.

We cannot predict when or if any of these products will be approved by the FDA.

Competition

The pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the United States. Our competitors vary depending upon therapeutic and product categories. Competitors include the major brand name and generic manufacturers of pharmaceuticals doing business in the United States, including Abbott Laboratories, Johnson & Johnson, King Pharmaceuticals, Inc., Mallinckrodt Inc., Pfizer, Inc., Purdue Pharma, L.P., Cephalon, Inc., and Watson Pharmaceuticals, Inc.

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

On October 17, 2006, we became aware that, in response to an independent inquiry, the FDA’s Office of Generic Drugs (OGD) had proposed that a study of blood levels of lidocaine should be used as the key measure in proving bioequivalence of a generic version of Lidoderm® On December 19, 2006, we submitted a Citizen Petition with the U.S. Food and Drug Administration requesting that the FDA apply existing bioequivalence regulations to any Abbreviated New Drug Application (ANDA) seeking regulatory approval of a generic drug product that references Lidoderm®. The petition emphasizes that the proposed new standard deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believe that it is critical that the FDA require any ANDA satisfy the regulations by following these additional criteria to those that FDA has proposed by (1) conducting comparative clinical studies demonstrating identical safety and efficacy between the generic version and Lidoderm®, and (2) for an applicant relying on Lidoderm® as its Reference Listed Drug, to show that its product produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. On August 30, 2007, we submitted an amended Citizen Petition to the FDA requesting that the agency withdraw the bioequivalence recommendations, convene a joint meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (DODAC) and Advisory Committee for Pharmaceutical Science (ACPS) to discuss development of the appropriate method(s) for demonstrating bioequivalence for patch dosage forms with local routes of administration, decline to approve or stay the approval of any ANDA or 505(b)(2) application referencing Lidoderm® that does not contain studies with clinical safety and efficacy endpoints that demonstrate bioequivalence to Lidoderm® and if the FDA contemplates an alternative to bioequivalence studies with clinical endpoints for Lidoderm®, only develop such method through a valid public process, with input from FDA advisory committees, including DODAC and ACPS. Other than an acknowledgement of receipt, we have received no response from FDA to either the initial Citizen Petition or the amended Citizen Petition.

The Company is aware of certain competitive activities involving Lidoderm® , Opana® ER, and Sanctura XR®. For a full description of these competitive activities, including the litigation related to paragraph IV filings, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Seasonality

Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.

Major Customers

We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31 are as follows:

	2009	2008	2007
Cardinal Health, Inc.	35%	36%	34%
McKesson Corporation	29%	31%	31%
AmerisourceBergen Corporation	16%	15%	15%

As a result of consolidation among wholesale distributors as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors have demanded that pharmaceutical manufacturers, including us, enter into what are referred to as distribution service agreements pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. To date we have entered into five such agreements.

Patents, Trademarks, Licenses and Proprietary Property

As of February 19, 2010, we held approximately: 50 U.S. issued patents, 40 U.S. patent applications pending, 287 foreign issued patents, and 127 foreign patent applications pending. In addition, as of February 19, 2010, we have licenses for approximately: 70 U.S. issued patents, 31 U.S. patent applications pending, 147 foreign issued patents and 48 foreign patent applications pending.

The effect of these issued patents is that they provide us with patent protection for the claims covered by the patents. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the applications we acquire or license will result in the issuance of patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products and certain generic products, such as Endocet® and Endodan®, are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See Note 6 in Part IV Item 15 of this Annual Report on Form 10-K. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

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

We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation. See Note 14. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Governmental Regulation

The manufacture, development, testing, packaging, labeling, distribution, sales and marketing of our products and our ongoing product development activities are subject to extensive and rigorous regulation at both the federal and state levels. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs and ANDAs, civil sanctions and criminal prosecution.

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

In particular, the FDA has expressed interest in specific chemical structures that may be present as impurities in a number of opioid narcotic active pharmaceutical ingredients, such as oxycodone, which based on certain structural characteristics, may indicate the potential for having mutagenic effects. If, after testing, such effects are ultimately demonstrated to exist, more stringent controls of the levels of these impurities may be required for FDA approval of products containing these impurities, such as oxymorphone. Also, formulation or manufacturing changes and/or product modifications may be necessary for new or existing products containing such impurities. The FDA’s more stringent requirements together with any additional testing or remedial measures that may be necessary could result in increased costs for, or delays in, obtaining approval for certain of our products in development. Although we do not believe that the FDA would seek to remove a currently marketed product from the market unless such mutagenic effects are believed to indicate a significant risk to patient health, we cannot make any such assurance.

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, on September 27, 2007, Congress enacted the Food and Drug Administration Amendments Act of 2007 (referred to as FDAAA) that re-authorized requirements for testing drug products in children, where appropriate, and included new requirements for post-approval studies or clinical trials of drugs that pose serious safety risks, and authority to require Risk Evaluation and Mitigation Strategies (REMS) to ensure that the benefits of a drug outweigh the risks of the drug all of which may increase the time and cost necessary for new drug development as well as the cost of maintaining regulatory compliance for a marketed product.

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

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a REMS to address whether the benefits of these products continue to outweigh the risks. The FDA has authority to require a REMS under the FDAAA when necessary to ensure that the benefits of a drug outweigh the risks. The affected opioid drugs include brand name and generic products. Two products sold by Endo were included in the list of affected opioid drugs: Opana® ER and morphine sulfate ER. We cannot determine what may be required by the FDA in connection with a REMS for these products, but intend to comply with any enacted requirements. Changes could, among other things, require different labeling, monitoring of patients or physicians, education programs for patients or physicians, or curtailment of supplies or limitations on distribution. These changes, or others required by the FDA, could have an adverse effect on the sales, gross margins and marketing costs of these products.

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

In addition to these initiatives, the Prescription Drug User Fee Act (referred to as PDUFA) was reauthorized on September 27, 2007 through passage of the FDAAA. In connection with that reauthorization legislation, Congress enacted new measures authorizing FDA to require companies to undertake post-approval testing of products to assess known or signaled potential serious safety risks and to make labeling changes to address safety risks. The legislation also re-authorized FDA to require testing of drug products in children, and provided additional incentives to companies that agree to undertake such testing in connection with a new NDA as part of the Best Pharmaceuticals for Children Act (referred to as the BPCA). The legislation also contained provisions to expedite new drug development, and collect data and results from clinical trials of drug products more readily available via a registry managed by the National Institutes of Health. These provisions, depending on how they are implemented by FDA, could impact our ability to market existing and new products.

Section 505(b)(2) of the Federal Food Drug and Cosmetic Act provides a procedure for an applicant to seek approval of a drug for which safety and/or efficacy has been established through preclinical and clinical data that the applicant does not have proprietary rights to use. Under that section, despite not having a right of reference, an applicant can cite to studies containing such clinical data to prove safety or efficacy, along with any additional clinical data necessary to support the application. Section 505(b)(2) NDAs are subject to patent certification and notification requirements that are similar to those that are required for ANDAs (refer to next section). Approval of Section 505(b)(2) NDAs, like ANDAs, also may be delayed by market exclusivity that covers the reference product. However, despite the similarities, Section 505(b)(2) applications are not permitted when an applicant could submit and obtain approval of an ANDA.

ANDA Process

FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and instead relies principally on bioequivalence studies. “Bioequivalence” generally involves a comparison of the rate of absorption and levels of concentration of a generic drug in the body with those of the previously approved drug. When the rate and extent of absorption of systemically acting test and reference drugs are the same, the two drugs are bioequivalent and regarded as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. There are other or additional measures the FDA may rely upon to determine bioequivalence in locally acting products, which could include comparative clinical efficacy trials. In May 2007, the FDA began posting to its website, bioequivalence recommendations for individual products in order to provide guidance to generic manufacturers on the specific method of demonstrating bioequivalence.

An ANDA also may be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved drug in active ingredient, route of administration, dosage form or strength. For example, the FDA has authorized the substitution of acetaminophen for aspirin in certain combination drug products and switching the drug from a capsule to tablet form. Bioequivalence data may be required, if applicable, as in the case of a tablet in place of a capsule, although the two products would not be rated as therapeutically equivalent, meaning that a pharmacist cannot automatically substitute the product for the reference-listed drug. Congress re-authorized pediatric testing legislation in September 2007 which may continue to affect pharmaceutical firms’ ability to file ANDAs via the suitability petition route. In addition, under that same legislation, ANDA applicants are required to implement a REMS in connection with obtaining approval of their products, when the reference-listed drug (RLD) has an approved REMS.

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, under the Best Pharmaceuticals for Children Act, if a manufacturer seeks and receives a written request from the FDA to conduct studies on the safety and efficacy of its product in children, the exclusivity of a product is extended by six months past the patent or regulatory expiration date if the manufacturer completes and submits the results of the studies, a so-called pediatric extension.

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

Following a routine FDA inspection in September 2007 primarily in the area of drug safety, an FDA 483 Inspectional Observation Form was issued to us detailing two observations that were made by the inspector. The observations focused on procedures for handling product complaints and recordkeeping regarding adverse drug experiences for the required period of time. We provided to the FDA comprehensive remediation plans which address the issues outlined in the observations along with the timeline for completing the corrective actions. Implementation of the remediation plans was completed in January 2009.

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

Drug Enforcement Administration

We sell products that are “controlled substances” as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the U.S. Drug Enforcement Administration (referred to as the DEA). The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. This law, which was fully implemented in January 2006, created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers. This benefit provides a prescription drug benefit to seniors and individuals with disabilities in the Medicare program (Medicare Part D). Congress continues to examine various Medicare policy proposals that may decrease prices that can be charged by pharmaceutical manufacturers.

Currently, uncertainty exists regarding the healthcare reform legislation currently being considered by Congress. While proposals currently being contemplated have the potential to increase the number of U.S. residents with access to health care services, they also have the potential to impose new costs and decrease prices that can be charged by the pharmaceutical industry.

Service Agreements

We contract with various third parties to provide certain critical services including manufacturing, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs. Our most significant agreement is with UPS Supply Chain Solutions, Inc. For a complete description of these agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services, and Sharp Corporation. In addition, through our agreement with Ventiv Commercial Services, LLC, we maintain a contracted sales force consisting of 80 pharmaceutical representatives. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

For a complete description of these agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisitions, License and Collaboration Agreements

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. For a full discussion, including agreement terms and status, see our disclosures under Note 6.

“Acquisitions, License and Collaboration Agreements,” included in the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Employees

As of February 19, 2010, we had 1,487 employees, of which 148 are engaged in research and development and regulatory work, 965 in sales and marketing, 34 in quality assurance and 340 in general and administrative capacities. Our employees are not represented by unions, and we believe that our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information regarding each of our current executive officers, as of February 19, 2010:

Name	Age	Position and Offices
David P. Holveck	64	President and Chief Executive Officer and Director
Alan G. Levin.	47	Executive Vice President, Chief Financial Officer
Ivan Gergel, M.D.	49	Executive Vice President, Research and Development
Caroline B. Manogue	41	Executive Vice President, Chief Legal Officer and Secretary
Edward J. Sweeney	40	Vice President, Controller and Principal Accounting Officer

DAVID P. HOLVECK, 64, was appointed President, Chief Executive Officer, and a Director of Endo in April 2008. Prior to joining Endo, Mr. Holveck was President of Johnson & Johnson Development Corporation and Vice President, Corporate Development of Johnson & Johnson since 2004. Mr. Holveck joined Johnson & Johnson as a company Group Chairman in 1999, following the acquisition of Centocor, Inc., by Johnson & Johnson. Mr. Holveck was Chief Executive Officer of Centocor, Inc., at the time of the acquisition. Mr. Holveck joined Centocor in 1983 and progressed through various executive positions. In 1992, he assumed the role of President and Chief Operating Officer and later that year was named President and Chief Executive Officer. Prior to joining Centocor, he held positions at General Electric Company, Corning Glass Works, and Abbott Laboratories. Mr. Holveck is a member of the Board of Trustees for the Fund for West Chester University, the Board of Directors of the Eastern Technology Council, the Board of Directors of Light Sciences Oncology, Inc. and the Board of Directors of the Pharmaceutical Research and Manufacturers of America (PhRMA).

ALAN G. LEVIN, 47, was appointed Executive Vice President and Chief Financial Officer, on May 5, 2009. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of its start-up investments in emerging markets. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. He received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant and an Editorial Advisor for the Journal of Accountancy.

IVAN GERGEL, M.D., 49, was appointed Executive Vice President, Research & Development in April 2008. In this role, he has full responsibility for all of the Company’s R&D activities, including direct supervision of clinical research, pre-clinical R&D, medical affairs, marketed product development support, regulatory affairs, project management and drug safety and surveillance. Prior to joining Endo, Dr. Gergel was Senior Vice

President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., managing more than 900 physicians, scientists and staff at the Research Institute. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham, and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his M.D. from the Royal Free Medical School of the University of London and an MBA from the Wharton School. Dr. Gergel is a member of the Board of Directors of Pennsylvania BIO and a member of PhRMA’s Research and Development Executive Committee.

CAROLINE B. MANOGUE, 41, has served as Executive Vice President, Chief Legal Officer and Secretary since 2004 and was previously Endo’s Senior Vice President, General Counsel and Secretary. Prior to joining Endo in 2000, she was an associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York City. She has more than 14 years’ experience in securities and M&A law. Ms. Manogue received her J.D. from Fordham Law School and her B.A. cum laude from Middlebury College. Ms. Manogue is a member of PhRMA’s Law Section Executive Committee and the Board of Trustees of the Healthcare Institute of New Jersey.

EDWARD J. SWEENEY, 40, is the Company’s Vice President, Controller and Principal Accounting Officer. Mr. Sweeney has been Vice President, Controller since June 2007 after having joined the Company in March 2004 as Director, Financial Reporting. Prior to joining Endo, Mr. Sweeney was a Senior Manager at Ernst & Young LLP, where he worked from September 1991 through March 2004. Mr. Sweeney is a licensed certified public accountant in the Commonwealth of Pennsylvania and holds a BS degree in Accounting from St. Joseph’s University.

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

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. In the market for branded pharmaceutical products, our competitors, including Abbott Laboratories, Johnson & Johnson, King Pharmaceuticals Inc., Cephalon, Inc., Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc., and Watson Pharmaceuticals Inc., vary depending on product category, dosage strength and drug-delivery systems. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than many of our national competitors in the branded pharmaceutical products sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.

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

Under the Federal Food, Drug and Cosmetics Act (referred to as FDCA Act), the FDA can approve an ANDA, for a generic version of a branded drug and what is referred to as a Section 505(b)(2) NDA, for a branded variation of an existing branded drug, without undertaking the clinical testing necessary to obtain approval to market a new drug. We refer to this process as the “ANDA process”. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

In December 2006, the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research (referred to as OGD), issued draft guidance making recommendations regarding establishing bioequivalence with our patent-protected product, Lidoderm® (lidocaine topical patch 5%), pursuant to which a party could seek ANDA approval of a generic version of that product. In that draft guidance, OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This recommendation deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, would require demonstration of bioequivalence through a comparative clinical equivalency study rather than through a pharmacokinetic study.

On December 19, 2006, we submitted a Citizen Petition to the FDA requesting that the FDA apply existing bioequivalence regulations to any ANDA seeking regulatory approval of a generic drug product that references Lidoderm®. We submitted an amendment to that filing in August 2007 in order to provide additional data. Our Citizen Petition emphasizes that the FDA’s recommendation deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot properly be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, we believe that it is critical that the FDA require any ANDA applicant relying on Lidoderm® as its reference listed drug satisfy the regulations by conducting comparative clinical studies demonstrating (1) bioequivalence between the generic version and Lidoderm®, and (2) that the generic version produces the same local analgesic effect as Lidoderm® without producing a complete sensory block, in order to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®. The FDA has not acted on our Citizen Petition, and it is unclear whether or not the FDA will agree with our position. In addition to this Petition, on September 28, 2007, we filed comments with the FDA regarding the draft guidance; those comments reiterated our position as set forth in the Citizen Petition, referencing the Citizen Petition and supporting data. The draft guidance remains available and has not been updated or revised since being issued.

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc., received a Paragraph IV certification notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an ANDA for a generic version of Lidoderm®. For a complete description of the related legal proceeding see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The Company is aware of various ANDA filings containing Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release tablets. For a complete description of these and other legal proceedings see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The filing of the aforementioned applications, or any other ANDA or Section 505(b)(2) NDA in respect to any of our branded drugs could have an adverse impact on our stock price. Moreover, if the patents covering our branded drugs, including Lidoderm® or Opana® ER, were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Most of our total revenues come from a small number of products.

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2009		2008		2007
	$	%	$	%	$	%
Lidoderm®	763,698	52	765,097	61	705,587	65
Opana® ER and Opana®	230,631	16	180,429	14	107,143	10
Percocet®	127,090	9	129,966	10	121,742	11
Voltaren® Gel	78,868	5	23,791	2	—	—
Frova®	57,924	4	58,017	5	52,437	5
Other brands	68,635	5	10,904	1	11,065	1

Total brands	1,326,846	91	1,168,204	93	997,974	92
Total generics	124,731	9	92,332	7	87,634	8
Total royalty and other revenues	9,264	*	—	—	—	—

Total revenues	1,460,841	100	1,260,536	100	1,085,608	100

*	– Amount less than 1%.

If we are unable to continue to market any of our products, if any of them were to lose market share, for example, as the result of the entry of new competitors, particularly from generic versions of branded drugs, or if the prices of any of these products were to decline significantly, our total revenues, profitability and cash flows would be materially adversely affected.

Our ability to protect our proprietary technology, which is vital to our business, is uncertain.

Our success, competitive position and amount of future income will depend in part on our ability to obtain patent protection relating to the technologies, processes and products we are currently developing and that we may develop in the future. Our policy is to seek patent protection and enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We cannot assure you that a third party will not infringe upon, design around or develop uses not covered by any patent issued or licensed to us or that these patents will otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office, or PTO, or in legal proceedings. Moreover, we believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and, accordingly, our patent position may be stronger in the United States than abroad. Foreign patents may be more difficult to protect and/or the remedies available may be less extensive than in the United States. Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patents internationally. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by pending patent applications or the first to file patent applications on those inventions. Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others may file patent applications and may receive patents that may conflict with patents or patent applications we have obtained or licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. We cannot assure you that any of our pending patent applications will be allowed, or, if allowed, whether the scope of the claims allowed will be sufficient to protect our products. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, this could have a material adverse effect on our business. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.

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

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” uses – that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Federal Food, Drug and Cosmetics Act and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (referred to as OIG), the FDA, and the Department of Justice (referred to as DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the OIG, the FDA, and DOJ allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. The Company has endeavored to establish extensive compliance programs in order to instruct employees as to how to comply with the relevant legal requirements. Nonetheless, the OIG or the FDA may take the position that the Company is not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

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

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, should it be determined that we have not appropriately followed these guidelines, the government may initiate an action against us which may result in significant liability, including civil and administrative remedies as well as criminal sanctions. Such penalties could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, management’s attention could be diverted and our reputation could be damaged.

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

Many of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development and implementation of REMS, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.

Many of our core products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. On June 7, 2005, we began commercial sale of our oxycodone extended-release tablets, 10mg, 20mg, 40mg and 80mg strengths, each bioequivalent versions of OxyContin®. Pursuant to a settlement agreement with Purdue, all sales of our oxycodone extended-release tablets ceased as of December 31, 2006. However, we may be subject to litigation similar to the OxyContin® suits related to any narcotic-containing product that we market.

The FDA or the DEA may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal REMS, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, Congress enacted legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks.

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

We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients or physicians, education programs for patients or physicians, or curtailment of supplies or limitations on distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has authority to require a REMS under the FDAAA when necessary to address whether the benefits of these products continue to outweigh the risks. On September 27, 2007, Congress enacted new requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. In addition, in December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach certain types of agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “—If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our branded drugs, our sales may suffer.” The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Implementation by the FDA of certain specific public advisory committee recommendations regarding acetaminophen use in both over-the-counter and prescription products could have an adverse material impact on our net sales of Percocet® and Endocet®.

The FDA held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter and prescription products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations included the banning of certain prescription painkillers which combine acetaminophen with an opiate narcotic, and lowering the maximum dose of over-the-counter painkillers containing acetaminophen. These recommendations were made following the release in May 2009 of a FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury. These recommendations are advisory in nature and the FDA is not bound to follow these recommendations. At this time, the FDA has not made any decisions regarding acetaminophen-containing products, but has stated that it is reviewing the recommendations of the advisory committee, all available safety and efficacy data as well as public input before making a final decision. Therefore it is unclear what actions the FDA may take in response to the panel’s recommendations. Implementation by the FDA of certain specific panel recommendations could result in (1) a black box warning on the labels of prescription acetaminophen combination products or (2) the removal of several products from the marketplace including certain, or even all, strengths of Percocet® and Endocet®. The recommendation does not change the safety and efficacy of Percocet® and Endocet®, which remain FDA approved. Endo remains committed to working with the FDA so that these products are prescribed in the best interest of patients, and we will continue to closely monitor this issue. Any action taken by the FDA to implement certain of the recommendations of the panel, or take other measures to address concerns raised by the panel, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements that may also delay clinical trials. We cannot assure you that we will not experience delays or undesired results in these or any other of our clinical trials.

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

In addition, based on current acquisition prices in the pharmaceutical industry, acquisitions could decrease our net income per share and add significant intangible assets and related amortization or impairment charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in leverage, increased debt obligations as compared to equity, or dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.

Further, if we are unable to maintain, on commercially reasonable terms, product, compound or other licenses that we have acquired, our ability to develop or commercially exploit our products may be inhibited.

Our consolidated financial statements may be impacted in future periods based on the accuracy of our valuation of the Indevus business.

Accounting for our acquisition of Indevus involved a complex and subjective valuation of the assets and liabilities of Indevus, which have been recorded in the Company’s consolidated financial statements pursuant to authoritative guidance for business combinations. Differences between the inputs and assumptions used in the valuation and actual results could have a significant impact on our consolidated financial statements in future periods.

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

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, research expenses related to the development of innovative compounds and the filing of NDAs for these products are significantly greater than those expenses associated with ANDAs for generic products. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may require that we conduct additional studies, including, depending on the product, studies to assess the product’s interaction with alcohol, and as a result, we may be unable to reasonably predict the total research and development costs to develop a particular product. Indeed, on September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks.

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

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act (Medicare Modernization Act) of 2003. The Medicare Modernization Act created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers; the program began in January 2006. This new benefit has resulted in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare is not obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the $3,600 annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries are not permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these formularies, demand for our products might decrease and we may be forced to lower prices for our products, which may adversely affect our business, financial condition, results of operations and cash flows.

From time to time, state Medicaid programs review our products to assess whether such products should be subject to a prior authorization process, which processes vary state-by-state but generally require physicians prescribing the products to answer several questions prior to the product being dispensed. The institution of a prior authorization process may adversely impact the sales of the related product in the state and depending on the state, may adversely affect our business and results of operations. On February 20, 2008, in connection with its Clinical Drug Review Program, the Pharmacy and Therapeutics Committee of the New York State Department of Health reviewed our product Lidoderm® and recommended that it be subject to a prior authorization process. As a result, on July 31, 2008, the New York State Department of Health placed Lidoderm® in its Clinical Drug Review Program, which is a specific program within its prior authorization program. There can be no assurance that such a process, or the institution thereof, in New York State or elsewhere would not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which appropriates $1.1 billion to fund comparative effectiveness research (referred to as CER) relating to healthcare treatments. Although the concept of CER now has significant momentum, numerous unresolved and potentially contentious issues remain, and stakeholders are following implementation of this new law closely. Depending on whether and, if so, how CER is implemented, CER could possibly present regulatory, and reimbursement issues under certain circumstances. On February 26, 2009, President Obama released his fiscal 2010 budget, which included approximately $43 billion in new revenue from biopharmaceutical companies. The impact of the President’s proposed budget on the Company’s business, financial condition, results of operations and cash flows is not yet known. President Obama released his fiscal year (FY) 2011 budget which proposes $3.8 trillion in spending. The President’s budget serves as an important marker for policy proposals and the Administration’s preferences. The FY 2011 budget includes a $743 billion allowance for health insurance reform. This allowance demonstrates the Administration’s commitment to enacting fundamental reforms to the U.S. health care delivery system, which may have an impact on the Company’s business.

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

We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. We intend to defend these lawsuits vigorously. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions as we recently did with a number of New York counties. See “Legal proceedings” in Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Any unfavorable outcomes as a result of such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31 were as follows:

	2009	2008	2007
Cardinal Health, Inc.	35%	36%	34%
McKesson Corporation	29%	31%	31%
AmerisourceBergen Corporation	16%	15%	15%

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

Third party manufacturers currently manufacture substantially all of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of one or more of our products. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because all of our products are manufactured by third parties, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency (referred to as the EPA), and the Occupational Safety and Health Administration (referred to as OSHA), and their counterpart agencies at the state level, could slow down or curtail operations of third party manufacturers.

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. pursuant to which Novartis Consumer Health Inc. has agreed to manufacture certain of our commercial products in addition to products in development. As of December 31, 2009, we are required to purchase a minimum of approximately $20 million in 2010 and approximately $21 million of product from Novartis Consumer Health Inc. in 2011.

We also have a long-term contract with Teikoku Seiyaku Co., Ltd. (referred to as Teikoku), under which Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We agreed to purchase a minimum number of patches per year from Teikoku through 2012, representing the noncancelable portion of the Teikoku agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future set dates based on a price index defined in the Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that we have the right to terminate the Teikoku agreement after 2012, if we fail to meet the annual minimum requirement.

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

In addition, we have entered into minimum purchase requirement contracts with some of our third party raw material suppliers. If the market for the products that utilize these raw materials substantially contracts or disappears, we will continue to be financially obligated under these contracts and meeting such obligations could have a material adverse effect on our business.

We are dependent upon third parties to provide us with various estimates as a basis for our financial reporting. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over the information provided to us by third parties. As a result we are at risk of them providing us with erroneous data which could have a material adverse impact on our business.

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

At December 31, 2009, $232.6 million of our marketable securities portfolio was invested in A, Aa, AAA, B, Ba and Baa rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. Auctions are successful when the supply and demand of securities are in balance. Financial institutions brokering the auctions would also participate in the auctions to balance the supply and demand. Beginning in the second half of 2007, auctions began to fail for specific securities and in mid-February 2008 auction failures became common, prompting market participants, including financial institutions, to cease or limit their exposure to the auction-rate market. Given the current liquidity conditions in the global credit markets, the auction-rate securities market has become inactive. Consequently, our auction-rate securities are currently illiquid through the normal auction process. Pursuant to the Rights (described below), we may require UBS AG to purchase certain auction rate securities beginning on June 30, 2010.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program (referred to as FFELP), or a combination of FFELP and other monoline insurers such as Ambac Assurance Corp. (referred to as AMBAC) and MBIA Insurance Corp (referred to as MBIA). As of February 19, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

Throughout 2009, the auction-rate securities market has continued to be inactive. If credit and capital markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

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

In the event UBS AG becomes insolvent, UBS may not meet its obligations under the Rights.

On November 10, 2008, the Company accepted an offer (referred to as the UBS Offer) made by UBS AG (referred to as UBS) of auction-rate securities rights (referred to as the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively referred to as the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (referred to as the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (referred to as the Expiration Date). Further, under the terms of the UBS Offer, the Company granted to the UBS Entities the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

As of December 31, 2009, we had Eligible Auction-Rate Securities with original par value of $230.3 million, representing 92% of our total auction-rate securities portfolio at par. The remaining eight percent (8%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

The Rights are not secured by any assets of UBS. As a result, if UBS becomes insolvent in the future, UBS may become unable to meet its obligations under the Rights and may not purchase Eligible Auction Rate Securities from us.

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

Property, product liability, directors’ and officers’ and general liability insurance represent significant costs to us. Since the events of September 11, 2001, and due to an increased focus on corporate governance in the United States, and product liability lawsuits related to pharmaceuticals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could have a material adverse effect on our results of operations and cash flows. There can be no assurance that we will be able to maintain our existing insurance policies or obtain new policies in meaningful amounts or at a reasonable cost. Any failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2009, goodwill and other intangibles comprised approximately 37% of our total assets. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. Accordingly, one cannot predict our quarterly financial results based on our full-year financial guidance. We cannot predict with certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our operating results may fluctuate due to various factors including those set forth above. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance. For example, in 2010, we have assumed that our sales of Lidoderm®, Opana® ER, Voltaren® Gel, Supprelin® LA and Valstar® will grow over the course of the year, but there can be no assurance that sales of these products will grow at the rates anticipated, or at all.

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. For the twelve months ended December 31, 2009, our stock traded between $15.75 and $26.14 per share. The following factors, in addition to other risk factors described in this section, may cause the market price of our common stock to fluctuate:

•	FDA approval or disapproval of any of the drug applications we have submitted;

•	the success or failure of our clinical trials;

•	new data or new analyses of older data that raises potential safety or effectiveness issues concerning our approved products;

•	competitors announcing technological innovations or new commercial products;

•	introduction of generic substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products, such as Lidoderm®;

•	developments concerning our or others’ proprietary rights, including patents;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the United States and foreign countries, or announcements relating to these matters;

•	period-to-period fluctuations in our financial results;

•	new legislation in the United States relating to the development, sale or pricing of pharmaceuticals;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•	litigation; and

•	economic and other external factors, including disasters and other crises.

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

Of the 6,635,782 shares that may be issued upon the exercise of options or vesting of restricted stock units outstanding as of December 31, 2009, 2,005,355 were vested, exercisable and eligible for sale.

We have not paid, and may not pay, dividends and therefore, unless our stock appreciates in value, investors in our stock may not benefit from holding our stock.

We have not paid any cash dividends since our inception. The payment of cash dividends is subject to the discretion of our Board of Directors and will be dependent on many factors, including our earnings, capital needs and general financial condition. Further, in October of 2009, we established a three-year senior secured revolving credit facility (referred to as the Credit Facility) with JP Morgan Chase Bank, Barclay’s Capital and certain other lenders. Subject to certain limitations, we are permitted to pay dividends under the Credit Facility. We anticipate that, for the foreseeable future, we will retain our earnings in order to finance investments in our business. As a result, investors in our stock may not be able to benefit from owning our stock unless the shares that these investors acquire appreciate in value.

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

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies. The results of these studies or trials, when published, may have a dramatic effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies—or clinical trials related to our products or the therapeutic areas in which our products compete—could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, on September 27, 2007, Congress enacted requirements that the results of studies and clinical trials be provided by the investigator to the National Institutes of Health (referred to as NIH) for inclusion in a publicly-available database registry of clinical trials. There is an exception for clinical research performed on behalf of a sponsor who has not yet submitted an NDA in connection with the drug being studied; however, it is unclear what impact the potential publication of clinical research data for our products will have.

Actions that may be taken by significant stockholders may divert the time and attention of our board of directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. In August 2007, affiliates of D.E. Shaw & Co., L.P., which collectively currently beneficially own approximately 8.3 million shares of our outstanding common stock, sent letters to our Board of Directors suggesting, among other things, that the Company begin a process of evaluating strategic alternatives and explore a recapitalization. In April 2008, we reached an agreement with the D. E. Shaw group, pursuant to which Endo’s Board of Directors nominated William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. Mr. Spengler is an independent unaffiliated person who was recommended by D.E. Shaw to our Board of Directors. The D. E. Shaw group agreed to vote all of its shares in favor of the election of each of the Board’s nominees at our 2008 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, the Company stockholders elected Mr. Spengler as a director of the Company. The D.E. Shaw group is no longer subject to any restrictions with respect to its shares in the Company.

If a proxy contest were to be pursued by any of our stockholders, it could result in substantial expense to the Company and consume significant attention of our management and Board of Directors. In addition, there can be no assurance that any stockholder will not pursue actions to effect changes in the management and strategic direction of the Company, including through the solicitation of proxies from the Company’s stockholders.

We are dependent upon the ability of Allergan to perform its obligations with respect to sales of Sanctura® and Sanctura XR®, and Allergan’s failure to successfully market and commercialize Sanctura® and Sanctura XR® may delay repayment of the Non-recourse Notes, and delay or prevent our receipt of future revenue from sales of Sanctura® and Sanctura XR®. Royalties under the Allergan Agreement may not be sufficient for our subsidiary to meet its payment obligations.

Two of our products Sanctura® and Sanctura XR® are treatments for OAB marketed by Allergan. Under the terms of our agreement with Allergan (which we refer to as the Allergan Agreement), Allergan is responsible for all U.S. marketing and sales activities relating to Sanctura® and Sanctura XR®, and Allergan is obligated to pay royalties based on net sales of Sanctura® and Sanctura XR®. Royalty payments in respect of net sales of Sanctura® and Sanctura XR® in the U.S. are entirely dependent on the actions, efforts and success of Allergan, over whom neither we nor our subsidiary Ledgemont Royalty Sub LLC, have control. Neither we nor our subsidiary, Ledgemont Royalty Sub LLC, can ensure that Allergan effectively maximizes the potential sales of Sanctura® and Sanctura XR®.

In August 2008, Indevus transferred to its wholly-owned subsidiary, Ledgemont Royalty Sub LLC, all of its rights under the Allergan Agreement. Ledgemont Royalty Sub LLC issued $105.0 million in aggregate principal amount of Non-recourse Notes, which were secured by the assets of Ledgemont Royalty Sub LLC, including the rights to receive royalty payments from Allergan relating to future sales of Sanctura® and Sanctura XR® in the U.S. under the Allergan Agreement. As of December 31, 2009, $57 million in aggregate principal amount of Non-recourse Notes are outstanding.

Ledgemont Royalty Sub LLC is entitled to receive certain minimum royalties under the Allergan Agreement; however, such minimum royalties may not be sufficient for Ledgemont Royalty Sub LLC to meet its payment obligations under the Non-recourse Notes. If Allergan is not successful with respect to Sanctura® and Sanctura XR® , and royalties paid to Ledgemont Royalty Sub LLC are not in excess of these minimum amounts, Ledgemont Royalty Sub LLC may not be able to meet its payment obligations under the Non-recourse Notes. In addition, Allergan’s obligation to pay minimum royalties may be reduced, suspended or eliminated following certain adverse events pertaining to regulatory non-compliance, generic competition, lack of product supply and other events. Any such reduction, suspension or elimination of royalties could result in Ledgemont Royalty Sub LLC receiving significantly reduced or no royalties under the Allergan Agreement, in which case, Ledgemont Royalty Sub LLC may not be able to meet its payment obligations under the Non-recourse Notes.

An event of default under the Non-recourse Notes will occur if Ledgemont Royalty Sub LLC is unable to meet its interest payment obligations under the Non-recourse Notes from royalty payments received from Allergan, unless any interest payment shortfalls are satisfied in accordance with the terms of the indenture governing the Non-recourse Notes. An interest payment shortfall may be satisfied by capital contributions from the Company, however no assurances can be made that the Company will exercise this right, and this right may not be exercised more than six times over the life of the Non-recourse Notes and no more than three consecutive times. Based on current expectations, it is reasonably possible that we may exceed the maximum number of times we can fund the capital account to satisfy an interest payment shortfall as early as November 2010. In the event the Company determines not to, or is no longer permitted to make capital contributions to Ledgemont Royalty Sub LLC to satisfy interest payment shortfalls and the Company does not redeem the Non-recourse Notes, an event of default under the indenture governing the Non-recourse Notes will occur.

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

In connection with the transfer of rights under the Allergan Agreement from Indevus to Ledgemont Royalty Sub LLC and the issuance of the Non-recourse Notes, Indevus made certain representations, warranties and covenants to Ledgemont Royalty Sub LLC, and Ledgemont Royalty Sub LLC made certain representations, warranties and covenants to the holders of the Non-recourse Notes. If there is a breach of these representations, warranties or covenants, such breach could trigger an event of default under the indenture governing the Non-recourse Notes. Upon the occurrence of an event of default under the indenture, the noteholders may have the right to accelerate the obligations of Ledgemont Royalty Sub LLC to pay amounts outstanding under the Non-recourse Notes and may exercise their remedies under the indenture, including assuming all rights to future payments from Allergan. The loss of our right to receive royalties from Allergan under the Allergan Agreement could adversely affect our business and results of operations.

The regulatory approval process outside the U.S. varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.

We have worldwide rights to market many of our products and product candidates. We intend to seek approval of and market certain of our products outside of the U.S. To market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth in this Annual Report on Form 10-K and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. Other than the approval of Vantas® for marketing in the European Union and certain other foreign jurisdictions, we may not be able to file for regulatory approvals or may not receive necessary approvals to commercialize our products in any foreign market. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

If the indemnitors default on their obligations, the outcome of the Redux litigation could materially harm us.

On September 15, 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions, some of which purport to be class actions, in federal and state courts relating to the use of Redux and other weight loss drugs. The existence of such litigation may materially adversely affect our business. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions may have an adverse effect on the market price of our common stock and on our ability to obtain product liability insurance for other products at costs acceptable to us, or at all, which may materially adversely affect our business, financial condition and results of operations.

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

Item 1B	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease all of our properties pursuant to operating leases. Our properties are as follows:

Property	Location	Purpose	Square Footage
Painter’s Crossing One Associates, L.P.(1)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 47,756 square feet
Painter’s Crossing Two Associates, L.P.(2)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 64,424 square feet
Painter’s Crossing Three Associates, L.P.(3)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 48,600 square feet
Brandywine Seven(4)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 23,949 square feet
177 Cantiaque Rock Road LLC(5)	Westbury, New York	Research and Development	approximately 24,190 square feet
Cedar Brook LP(6)	Cranbury, New Jersey	Distribution/Manufacturing	approximately 51,000 square feet

(1)	- Lease term ends July, 2011
(2)	- Lease term ends January, 2015
(3)	- Lease term ends March, 2018
(4)	- Lease term ends January, 2015
(5)	- Lease term ends May, 2013
(6)	- Lease term ends March, 2015

Item 3.	Legal Proceedings

The disclosures under Note 14. Commitments and Contingencies-Legal Proceedings, included in the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated in this Part I, Item 3 by reference.

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

	Endo Common Stock
	High	Low
Year Ending December 31, 2009
1st Quarter	$26.14	$16.29
2nd Quarter	$18.55	$15.75
3rd Quarter	$23.37	$16.81
4th Quarter	$24.10	$19.11
Year Ending December 31, 2008
1st Quarter	$28.48	$22.62
2nd Quarter	$26.56	$23.60
3rd Quarter	$25.47	$19.46
4th Quarter	$25.99	$13.87

Holders. As of February 19, 2010, we estimate that there were approximately 68 record holders of our common stock.

Dividends. We have never declared or paid any cash dividends on our capital stock. In October 2009, we established a $300 million, three-year senior secured revolving credit facility (referred to as the Credit Facility) with JP Morgan Chase Bank, Barclay’s Capital and certain other lenders. Subject to certain limitations, we are permitted to pay dividends under the Credit Facility.

Performance Graph. The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock with that of the cumulative total stockholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2004 and ending December 31, 2009. The graph assumes $100 invested on December 31, 2004 in the Company’s common stock and in each of the comparative indices. Our historic stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2004	2005	2006	2007	2008	2009
Endo Pharmaceuticals Holdings Inc.	$100.00	$144.03	$131.27	$126.94	$123.18	$97.67
NASDAQ Composite Index	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
NASDAQ Pharmaceutical Index	$100.00	$102.23	$105.16	$99.56	$91.99	$98.21

Recent sales of unregistered securities; Use of proceeds from registered securities. During the fourth quarter of 2009, the Company did not sell any unregistered securities.

Purchase of equity securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo Pharmaceuticals Holdings Inc. common stock by the Company during the three-months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2009 to October 31, 2009	—	$—	—	$325,184,018
November 1, 2009 to November 30, 2009	—	—	—	325,184,018
December 1, 2009 to December 31, 2009	—	—	—	325,184,018

Total	—	$—	—	$325,184,018

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$1,460,841	$1,260,536	$1,085,608	$909,659	$820,164

Operating income	390,024	387,474	317,226	210,529	313,249
Income before income tax	359,660	391,828	353,250	233,734	324,244

Net income	$266,336	$255,336	$227,440	$137,839	$202,295

Basic and Diluted Net Income Per Share:
Basic	$2.27	$2.07	$1.70	$1.03	$1.53
Diluted	$2.27	$2.06	$1.69	$1.03	$1.52
Shares used to compute basic net income per share	117,112	123,248	133,903	133,178	132,242
Shares used to compute diluted net income per share	117,515	123,720	134,525	133,911	133,289
Cash dividends declared per share	—	—	—	—	—

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$708,462	$775,693	$350,325	$628,085	$500,956
Total assets	2,488,803	1,908,733	1,702,638	1,396,689	1,371,678
Long-term debt	322,534	243,150	—	—	—
Other long-term obligations, including capitalized leases	196,678	71,999	13,390	17,602	18,795
Stockholders’ equity	$1,497,411	$1,207,111	$1,292,290	$1,040,988	$843,370
Other Financial Data:
Net cash provided by operating activities	$295,406	$355,627	$365,742	$345,334	$284,644
Net cash (used in) provided by investing activities	(245,509)	179,807	(614,528)	(66,449)	(26,684)
Net cash used in financing activities	$(117,128)	$(110,066)	$(28,974)	$(151,756)	$(35,038)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as MD&A) describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates at Endo. This discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 1 of this Report.

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a specialty pharmaceutical company. The Company, through its wholly-owned subsidiary, Endo Pharmaceuticals Inc. (Endo or EPI), is engaged in the research, development, manufacturing, marketing and sale of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate and bladder cancer and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Sanctura XR®, Sanctura®, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 91% of our revenues in the year ended 2009, with 52% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 9% of revenues in the year ended 2009, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

In the first quarter of 2009, we acquired Indevus, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology, endocrinology and oncology. Indevus’s approved products include Sanctura® and Sanctura XR® for OAB, which are promoted in the U.S. by Allergan, Vantas® for advanced prostate cancer, Supprelin® LA for CPP, Delatestryl® for the treatment of hypogonadism and Valstar® for bladder cancer. We also acquired from Indevus a core urology and endocrinology portfolio containing multiple compounds in development including AveedTM for hypogonadism, and the octreotide implant for acromegaly and carcinoid syndrome. All financial information presented herein reflects the operating results of Indevus from February 23, 2009 to December 31, 2009.

Through a dedicated sales force in the United States, consisting of 320 specialty representatives, 365 Pharmaceutical sales representatives focusing primarily on pain products, 75 sales representatives focusing primarily on urology and oncology, 27 medical center representatives and a contract sales force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, oncology, urology, endocrinology and primary care, including pediatricians. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

2009—A Year in Review

During 2009, we achieved record revenues while expanding our therapeutic focus beyond pain management into urology, endocrinology and oncology, and further diversifying our branded product revenues. We acquired a new drug delivery technology and important new products, including Valstar®, a drug for the treatment of bladder cancer, which we re-launched in September 2009. In 2009, the Company committed to a growth strategy that it intends to achieve through increased collaborations with leading academic institutions and pharmaceutical companies, new marketing programs for our current product line and new product or company acquisitions.

Revenues for the year ended December 31, 2009 were $1.46 billion, a 16% increase over 2008, with net income in 2009 of $266.3 million, or $2.27 per diluted share, as compared to 2008 net income of $255.3 million or $2.06 per diluted share. The increase in revenues was primarily due to the continued growth of Opana® ER and Opana®, and Voltaren® Gel. Also, included for the year ended December 31, 2009 are revenues of our recently acquired products from our acquisition of Indevus on February 23, 2009. The increase in net income is primarily attributable to revenue growth and favorable acquisition-related items of $93.1 million associated with the Indevus transaction which were partially offset by increases in research and development expenses, driven primarily by upfront and milestone expenses of $77.1 million and $69.0 million in asset impairments.

Strategic Focus

Our business strategy is to maximize the future growth of the Company and to strengthen our position as a leading specialty pharmaceutical company by delivering innovative, commercially viable products and technologies to meet unmet medical and customer needs in our existing therapeutic and complementary areas. Execution of our strategy will incorporate the following key elements:

•	Developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities;

•	Expanding the Company’s product line by acquiring new products and technologies in existing therapeutic and complementary areas;

•

Enhancing the Company’s business model to deliver multiple therapeutic options within the care pathway for each of our therapeutic areas of focus to provide the best outcomes for patients, physicians, providers and payers;

•	Increasing revenues and earnings through sales and marketing programs for our innovative product offerings and effectively using the Company’s resources; and

•	Providing additional resources to support our generics business.

We believe that successful execution of our business strategy will enhance shareholder value.

The Company has continued to work to implement this new strategy through the following initiatives:

Refocused sales and marketing programs:

We are positioning the Company to work more closely with healthcare professionals to help them achieve better outcomes and solve issues related to the quality, efficiency and cost of patient care. We are taking a holistic approach to address the total healthcare solution for all of our customers.

This past year, we reorganized our commercial group and sales territories to increase the operating efficiency and effectiveness of the Company’s sales teams. This reorganization is intended to make the Company’s sales representatives more responsive to our customers and better able to allocate time to physicians and institutions who may require additional information about the Company’s products, particularly Lidoderm®, Opana® ER and Opana® , Voltaren® Gel, Frova®, Valstar®, Vantas® and Supprelin® LA. We are also expanding our efforts to effectively demonstrate the value of our products to patients, providers, and payers. Through our recently formed Health Outcomes and PharmacoEconomics (Hope) group, we are developing and communicating the scientific and economic value of our products to address the market need for cost effective treatments. We continue to expand our efforts to educate all stakeholders on the effectiveness of our products and the impact they have on patient outcomes and quality of life. We recognize patients want to be informed about the treatment options available to them. Educating them regarding the treatment choices available in the therapeutic area and our products specifically to facilitate a dialogue with their healthcare profession is a component of our educational activities. We are also assessing patient satisfaction with their treatments and their preferences among drug delivery methods and attempting to understand the factors that ultimately lead to patient compliance and persistence. In doing so, we believe we will be able to identify and address unmet medical needs and continue to evolve our business to address our customer’s needs. Understanding and delivering the total healthcare solution to all of our customers in an integrated manner is a major component of our strategic focus.

New research and development priorities:

We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with proven expertise across the continuum of the research and development process. Through strengthened internal expertise and external partnerships, we have begun to undertake discovery and earlier stage development programs in an effort to enhance our pipeline through internal efforts. Notwithstanding our expansion into discovery and early-stage programs, our research and development team is also partnering closely with business development to identify late-stage development products with the goal of bringing products with near-term revenue potential to market. Accordingly, a significant portion of our research and development spending will go toward funding these late-stage programs. In addition, though leveraging research and development partners, including collaborations with both leading academic institutions and pharmaceutical companies, we have been able to introduce a broad range of programs at different clinical phases within the development process and also in different therapeutic areas of focus. Through a strategic collaborative approach with our partners, we will remain flexible and scalable as we continue to drive pipeline development. The capabilities we have built in the research and development function will allow us to quickly identify new opportunities, evaluate them against our broadening portfolio priorities, and if desired, efficiently pursue them.

Investment in new therapeutic areas:

Endo also is building an externally-focused business structure to prepare us for continued success by identifying the assets the Company needs today, ranging from the right products to the appropriate partners, as well as the assets the Company will need in its portfolio to succeed in the future.

We continue to enjoy strong results from our base businesses and believe Endo’s strong revenue base and sales teams represent strategic assets that can be leveraged to continue to expand the Company’s pharmaceutical business. With a foothold in pain management, urology, endocrinology and oncology, we are identifying complementary medical specialties where demographic, healthcare and reimbursement trends favor the consideration of new products to address unmet medical needs and a healthcare environment that demands better efficiencies and outcomes. The acquisition of Indevus Pharmaceuticals, provided us products to treat overactive bladder, prostate cancer, hypogonadism and central precocious puberty, and we are pursuing regulatory approval of drugs to treat hypogonadism and acromegaly.

Continuing on our path of becoming a stronger competitor, and a more valuable healthcare supplier, and enhancing shareholder value, Endo intends to pursue other strategic acquisitions that support the growth of the Company’s core businesses. Through these investments we are aiming to provide multiple therapeutic options throughout the patient care pathway of a specified disease state. This may include exploring a variety of diagnostics, drugs, devices or any combination thereof as we diversify our product base. We will also continue to make strategic decisions to support and grow our generics business. We are focusing on high-barrier-to-entry generic therapies that offer meaningful value to patients, payers and providers. We currently have fifteen ANDA submissions on file with the FDA, thirteen of which have launch targets in the foreseeable future. In addition, we plan to capitalize on the success of our branded products business by launching authorized generics for our branded products as they lose exclusivity.

Business Environment

The Company conducts its business within the pharmaceutical industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance at our third-party manufacturing operations, and research and development of new products. To successfully compete for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the Company’s products compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, the Company can lose a major portion of that product’s sales in a short period of time. Intellectual property rights have increasingly come under attack in the current healthcare environment. Generic drug firms have filed

Abbreviated New Drug Applications (referred to as ANDAs) seeking to market generic forms of certain of the Company’s key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in ANDA filings, the generic firms will then introduce generic versions of the product at issue, resulting in the potential for substantial market share and revenue losses for that product. For a complete description of legal proceedings, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on the Company’s sales. The U.S. Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on the Company as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls.

The growth of Managed Care Organizations (referred to as MCOs) in the U.S. has increased competition in the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in MCO formularies and the Company generally has been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

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

Healthcare Reform

In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 continues to provide an effective prescription drug benefit to seniors and individuals with disabilities in the Medicare program (Medicare Part D). Currently, uncertainty exists due to the healthcare reform legislation currently being considered by Congress. While these proposals have the potential to increase the number of U.S. residents with access to health care services, they also have the potential to impose new costs and increase pricing pressures on the pharmaceutical industry. Virtually all of the proposals seek to reduce significantly the number of uninsured Americans through a combination of private insurance market reforms, mandates on individuals to have health insurance coverage, and premium subsidies to individuals to assist in the purchase of healthcare insurance. Upon obtaining healthcare coverage, previously uninsured individuals are likely to consume more healthcare services, including pharmaceutical products. However, many of the legislative proposals being debated by Congress seek cost savings through additional pricing pressures on prescription products. For example, one proposal being considered would require the Secretary of Health and Human Services to negotiate Medicare Part D prescription drug prices directly with pharmaceutical manufacturers in order to leverage greater savings. Further, proposals to expand coverage to the uninsured may be financed through increased rebates or the imposition of a tax on the pharmaceutical industry. In addition to the federal debate on health care reform, many states are facing substantial budget difficulties due to the downturn in the economy and are expected to seek aggressive cuts or other offsets in healthcare spending. Accordingly, we expect pricing pressures at the federal and state levels to intensify, which could have a material effect on the consolidated results of operations, cash flows and/or financial position.

FDA advisory committee

The FDA held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter (referred to as OTC) and prescription (referred to as Rx) products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations followed the release in May 2009 of an FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury. These recommendations are advisory in nature and the FDA is not bound to follow these recommendations.

At this time, the FDA has not made any decisions regarding acetaminophen-containing products, but has stated that it is reviewing the recommendations of the advisory committee, all available safety and efficacy data as well as public input before making a final decision. Therefore, it is unclear what actions the FDA may take in response to the panel’s recommendations. Implementation by the FDA of certain specific panel recommendations could result in (1) a boxed warning on the labels of prescription acetaminophen combination products or (2) the removal of several products from the marketplace including certain, or even all, strengths of Percocet® and Endocet®. The recommendation does not change the safety and efficacy of Percocet® and Endocet®, which remain FDA approved. Endo remains committed to working with the FDA so that these products are prescribed in the best interest of patients, and we will continue to closely monitor this issue. Any action taken by the FDA to implement certain of the recommendations of the panel, or take other measures to address concerns raised by the panel, could have a material adverse effect on our consolidated results of operations and cash flows.

Indevus Acquisition

The Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of EPI. The Company paid approximately $368 million in cash for the outstanding shares of Indevus and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments. The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million.

Pipeline Developments

In January 2009, the Company announced that by mutual agreement it concluded its research collaboration with Alexza Pharmaceuticals, Inc. (referred to as Alexza) to develop an inhaled fentanyl product for the treatment of breakthrough pain using Alexza’s Staccato® inhalation technology. The product, Staccato® fentanyl, has completed Phase I clinical testing and was returned to Alexza. In 2007, Endo licensed exclusive rights to develop and commercialize Staccato® fentanyl in North America.

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

In February 2009, we entered into a Discovery Collaboration Agreement with Aurigene Discovery Technologies Limited (referred to as Aurigene Agreement). The Aurigene Agreement is a three-year collaboration to discover novel drug candidates to treat cancer.

In February 2009, we entered into a Development, License and Supply Agreement with Grünenthal GMBH, (referred to as Grünenthal Agreement), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, Axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain.

In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection, an investigational testosterone preparation for the treatment of male hypogonadism. On December 2, 2009, we received a complete response letter from the FDA regarding Aveed TM. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed REMS is not sufficient. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. For a discussion of the impact of the FDA’s Complete Response Letter on our AveedTM intangible asset and the AveedTM contingent consideration liability, see Critical Accounting Estimates – Goodwill and Indefinite-lived Intangible Assets in this section.

In July 2009, the Company entered into a License, Development and Supply Agreement (referred to as the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively referred to as Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (referred to as MCC), known as Urocidin™ in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. Urocidin™ is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing.

In August 2009, we entered into a License and Supply Agreement (referred to as the ProStrakan Agreement) with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. Fortesta™, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. The therapy utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The Company will continue to work closely with the FDA to address their questions and we expect to file a complete response, mid-2010. The potential of this action was considered in the structure of the deal to in-license this product as the milestone payment to ProStrakan related to FDA approval of Fortesta™ is reduced the longer such approval takes, subject to certain limits.

In December 2009, the Pro2000 Phase III clinical trials, known as MDP 301, were completed by the Microbicides Development Programme (MDP), a not-for-profit partnership of 16 African and European research institutions. MDP 301, the largest international clinical trial to date into a preventative HIV gel, found no evidence that Pro2000 reduces the risk of HIV infection in women. This placebo-controlled trial involved 9,385 women at six research centers in four African countries and found that the risk of HIV infection in women who were supplied with Pro2000 gel was not significantly different than in women supplied with placebo gel. This trial shows conclusively that Pro2000 gel is of no added benefit, ending scientific speculation about its clinical importance. Accordingly, we recorded an impairment charge of $4.0 million during the fourth quarter of 2009.

Branded Business Activity

In February 2009, the Company, and Penwest Pharmaceuticals (referred to as Penwest) settled litigation with Actavis South Atlantic LLC (referred to as Actavis) regarding the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII. Endo and Penwest have agreed to dismiss their suit with prejudice and Actavis has agreed to dismiss its counterclaims with prejudice. Under the terms of the settlement, Endo and Penwest have agreed to grant Actavis a license to the patents to sell a generic version of Opana® ER on or after July 15, 2011, and earlier under certain circumstances and have agreed not to sue Actavis under such patents.

In June 2009, the Company entered into a License Agreement with Valeant Canada Ltd (referred to as Valeant) granting Valeant a license to market Opana® and Opana® ER in Canada, Australia and New Zealand (referred to as the Valeant Agreement). Opana® ER, the extended release formulation of oxymorphone, was jointly developed by Penwest and Endo. Under the terms of the collaboration agreement between Penwest and Endo, the two companies have agreed to share equally in the proceeds received from Valeant for Opana® ER. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo.

In February 2009, we received FDA approval to re-introduce Valstar® after modifying its formulation. Valstar® was originally approved by the FDA for this indication in 1998 and marketed by Anthra Pharmaceuticals, Inc. (referred to as Anthra). In 2002, Valstar® was voluntarily withdrawn by Anthra from the U.S. market because of a formulation issue with an inactive component. Since market removal, Valstar® has been on the FDA Drug Shortages List, which was established to address and alleviate shortages primarily of medically necessary drug products, since these can have significant public health consequences. Valstar® represents the first product launch by Endo in the urology and oncology therapy markets.

In November 2009, the Company reached a settlement with LecTec Corporation which had filed a complaint in the United States District Court for the Eastern District of Texas against the Company and several other pharmaceutical companies alleging that each of the defendants sells products that infringe one or more claims of patents owned by LecTec. The Company’s product Lidoderm® was identified in the complaint. Under the terms of the settlement, Endo has obtained an exclusive license for the patents identified in the complaint for use in the field of prescription pain medicines and treatment.

Change in Directors and Executive Officers

In February 2009, the Company announced the appointment of William P. Montague to the Company’s board of directors. Mr. Montague retired in July 2008 as chief executive officer and a director of Mark IV Industries. Mark IV Industries is a diversified global manufacturer of highly-engineered systems and components for the transportation, industrial and automotive markets. He joined Mark IV Industries in April 1972, became chief financial officer in 1986 and was named president in 1996. Mr. Montague is also a director of Gibraltar Industries, Inc., a NASDAQ-listed company that is a leading manufacturer, processor and distributor of products for the building, industrial, and vehicular markets. Mr. Montague serves as a member of the audit committee of Endo’s Board.

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

On May 5, 2009, the Company’s Board of Directors appointed Alan G. Levin to be the Company’s Executive Vice President and Chief Financial Officer, effective June 1, 2009.

On August 12, 2009, the Company announced the resignation of Nancy J. Wysenski, Endo’s Chief Operating Officer. Ms. Wysenski’s resignation was effective September 1, 2009. Endo has engaged an executive search firm to assist in the search for a new chief operating officer.

RESULTS OF OPERATIONS

The Company reported net income for 2009 of $266.3 million or $2.27 per diluted share on total revenues of $1.46 billion compared with net income of $255.3 million or $2.06 per diluted share on total revenues of $1.26 billion for 2008.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009 increased 16% to $1.46 billion from $1.26 billion in the comparable 2008 period. This increase in revenues is primarily driven by increased sales of Opana® ER and Opana®, and Voltaren® Gel, a topical drug added to our portfolio in March 2008. Additionally, new products from our acquisition of Indevus, included in other brands, accounted for 4% of total revenues at December 31, 2009. Lidoderm® net sales as a percent of total revenues have decreased from 61% of total revenues at December 31, 2008 to 52% of total revenues at December 31, 2009. We expect this trend to continue as we continue to diversify our product portfolio. For the year-ended December 31, 2009, increased sales volume contributed 12% of the total revenue growth while price increases contributed the remaining 4%.

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2009		2008
	$	%	$	%
Lidoderm®	763,698	52	765,097	61
Opana® ER and Opana®	230,631	16	180,429	14
Percocet®	127,090	9	129,966	10
Voltaren® Gel	78,868	5	23,791	2
Frova®	57,924	4	58,017	5
Other brands	68,635	5	10,904	1

Total brands	1,326,846	91	1,168,204	93
Total generics	124,731	9	92,332	7
Total royalty and other revenues	9,264	*	—	—

Total revenues	1,460,841	100	1,260,536	100

*	– amount less than 1%.

Lidoderm®. Net sales of Lidoderm® for the year ended December 31, 2009 decreased by $1.4 million to $763.7 million from $765.1 million in the comparable 2008 period. The growth of this product has slowed as it matures and competition in the topical pain market increases. Notwithstanding, the product has had a solid performance this year and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the year ended December 31, 2009 increased by 28% or $50.2 million to $230.6 million from $180.4 million in the comparable 2008 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to effectively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet®. Net sales of Percocet® for the year ended December 31, 2009 decreased by $2.9 million or 2% to $127.1 million from $130.0 million in the comparable 2008 period.

Voltaren® Gel. Net sales of Voltaren® Gel for the year ended December 31, 2009 increased by $55.1 million or 232% to $78.9 million from $23.8 million in the comparable 2008 period. The Company launched Voltaren® Gel in March 2008. This increase reflects a full year of activity versus a partial year of sales in the comparable 2008 period. Additionally, we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience. We believe we are establishing a strong position in the osteoarthritis market with Voltaren® Gel.

Frova®. Net sales of Frova® for the year ended December 31, 2009 remained relatively unchanged at $57.9 million compared to $58.0 million in 2008.

Other brands. Net sales of our other branded products for the year ended December 31, 2009 increased by $57.7 million or 529% to $68.6 million from $10.9 million in the comparable 2008 period. This increase is primarily driven by net sales of Supprelin® LA and Vantas®, both acquired from Indevus during 2009. Net sales of Supprelin® LA from the acquisition date through December 31, 2009 were $27.8 million. Net sales of Vantas® from the acquisition date December 31, 2009 were $20.0 million

Generics. Net sales of our generic products for the year ended December 31, 2009 increased by $32.4 million or 35% to $124.7 million from $92.3 million in the comparable 2008 period. The 2009 increase was primarily due to a shortage of other competing generic opioids in the market during the first half of 2009. The supply of these generic products has largely returned to normal levels and consequently our net sales of generic products for the year ended December 31, 2009 may not be indicative of future results.

Royalty and other revenues. Royalty and other revenues for the year ended December 31, 2009 were $9.3 million. These amounts consist primarily of royalties earned on net sales of Sanctura® and Sanctura XR®.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2009		2008
	$	% of revenues	$	% of revenues
Cost of revenues	$375,058	26%	$267,235	21%
Selling, general and administrative	534,523	37%	488,063	38%
Research and development	185,317	13%	110,211	9%
Acquisition-related items	(93,081)	(6)%	—	—%
Impairment of other intangible assets	69,000	5%	8,083	1%
Purchased in-process research and development	—	—%	(530)	* %

Total costs and expenses**	$1,070,817	73%	$873,062	69%

*	– amount less than 1%.
**	– total percentages may not sum due to rounding.

Costs of Revenues and Gross Margin. Costs of revenues for the year ended December 31, 2009 increased by $107.9 million or 40%, to $375.1 million from $267.2 million in the comparable 2008 period. Gross profit margins were 74% for the year ended December 31, 2009 compared with 79% during the year ended December 31, 2008. The decrease in the gross margin is primarily due to a $32.1 million increase in intangible asset amortization expense mainly related to the increase in intangible assets acquired as part of the Indevus acquisition during the first quarter of 2009. In addition, cost of revenues includes an additional $19.3 million for royalties on sales of Opana® ER for the year ended December 31, 2009 compared to $5.0 million for the comparable 2008 period. Furthermore, as part of our acquisition of Indevus, we were required to fair value the acquired inventories which has resulted in the recognition of an additional $11.3 million in cost of revenues for the year ended December 31, 2009 which has negatively impacted our gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2009 increased by 10% to $534.5 million from $488.1 million in the comparable 2008 period. This increase is primarily due to the acquisition of Indevus during the first quarter of 2009 which contributed approximately $63 million or 13% of the increase. These amounts were partially offset by the favorable impact of certain cost reduction initiatives and the timing of certain sales and marketing programs.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2009 increased by 68% to $185.3 million from $110.2 million in the comparable 2008 period. Research and development expense reflects the Company’s ongoing commitment to clinical research as well as the impact of the Company’s external collaborations. The increase in expense for the year ended December 31, 2009 when compared to the same period in 2008 is primarily attributable to the upfront payments of $10.0 million and $20.0 million made to ProStrakan and Bioniche, respectively; and $34.7 million of upfront and milestone payments made to Grünenthal related to axomadol, all of which were expensed during the year ended December 31, 2009. During 2008, we incurred upfront milestone payments of $8.9 million.

Acquisition-Related Items. As a result of our acquisition of Indevus in the first quarter of 2009, we incurred acquisition-related costs of $35.0 million attributable to transaction fees, professional service fees, employee retention and separation arrangements, and other costs related to the acquisition. These costs were more than offset by favorable changes in the fair value of the acquisition-related contingent consideration which resulted in a gain of $128.1 million during the year ended December 31, 2009.

Impairment of Other Intangible Assets. During the year ended December 31, 2009, we recorded an impairment charge of $65.0 million relating to the write-down of our AveedTM indefinite-lived intangible asset and a $4.0 million write-off of our Pro2000 indefinite-lived intangible asset. As a result of the FDA’s response letter received in December of 2009, the Company has reassessed the fair value of our AveedTM indefinite-lived intangible asset and concluded that the asset was impaired due to a change in probability of approval, relative timing of commercialization and the changes to the targeted population of eligible recipients. The extent of the impairment was partially offset due to the Company being notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. The patent should expire no earlier than late 2025. Further, due to the unsuccessful Phase III clinical trials for Pro2000, which were completed in December of 2009, the Company concluded there was no further value or alternative use associated with this indefinite-lived asset. During the year ended December 31, 2008, as a result of our decision to discontinue the development of RapinylTM, we recorded an impairment charge in the amount of $8.1 million to write-off the remaining balance of our RapinylTM intangible asset.

Purchased In-Process Research and Development. Purchased in-process research and development in 2008 reflects the reversal of a contingent payment liability originally recorded upon the acquisition of RxKinetix in 2006.

Interest Expense (Income), net

The components of interest expense (income), net for the years ended December 31 are as follows (in thousands):

	2009	2008
Interest expense	$41,247	$18,726
Interest income	(3,529)	(24,833)

Interest expense (income), net	$37,718	$(6,107)

Interest expense for the year ended December 31, 2009 was $41.2 million compared with $18.7 million for the comparable period in 2008. This increase is primarily due to interest expense recognized on the 16% Non-recourse Notes and the 6.25% convertible notes assumed from Indevus. Additionally, the increase in interest expense reflects a full year of debt discount accretion and interest expense relating to our 1.75% Convertible Senior Subordinated Notes for the year ended December 31, 2009 compared to approximately eight months for the year ended December 31, 2008. Interest income decreased to $3.5 million for the year ended December 31, 2009 compared to $24.8 million in the comparable 2008 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. During the first half of 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and since that time, yields on these securities have decreased significantly.

Other (Income) Expense, net

The components of other (income) expense, net for the years ended December 31 are as follows (in thousands):

	2009	2008
Other-than-temporary impairment of auction-rate securities	$—	$26,417
Unrealized (gain) loss on trading securities	(15,222)	4,225
Loss (gain) on Auction-Rate Securities Rights	11,662	(27,321)
Other	231	(1,568)

Other (income) expense, net	$(3,329)	$1,753

During the fourth quarter of 2008, the Company recorded a $26.4 million other-than-temporary impairment charge related to certain of its auction-rate securities and upon accepting the UBS Offer of auction-rate securities rights, the Company made a one-time election to transfer these auction-rate securities out of the available-for-sale category and into the trading category. As such, the change in the fair value of these securities is now charged to earnings. During the year ended December 31, 2009, the value of our trading auction-rate securities increased by $15.2 million. The increases in fair value were partially offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $11.7 million.

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

Income Tax

Income tax expense for the year ended December 31, 2009 decreased by 32% to $93.3 million from $136.5 million in the comparable 2008 period. The decrease in income tax expense is primarily a result of a decrease in our effective tax rate. Our effective tax rate for the year ended December 31, 2009 decreased to 26.0% from 34.8% in 2008. The decrease in the effective income tax rate is primarily the result of a reduction in the Indevus contingent consideration of $128.1 million during the year ended December 31, 2009, of which $115.7 million was non-taxable resulting in a favorable impact on the effective tax rate. The decrease in the Company’s effective income tax rate is also attributable to a decrease in the Company’s state effective tax rate, which was due primarily to Pennsylvania state income tax law changes enacted in the fourth quarter of 2009 and further integration of Indevus into our state tax profile. These decreases in the Company’s effective income tax rate were partially offset by lower tax exempt interest income compared to 2008, the absence of tax benefits realized in 2008 for the reversal of certain of the Company’s unrecognized tax contingencies, for the settlement of various tax positions, as well as the transaction costs incurred for the acquisition of Indevus in 2009 which were determined to be non-deductible.

2010 Outlook

We estimate that our 2010 total revenues will be between $1.55 billion and $1.60 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm®, Opana® ER and Voltaren® Gel and the full year impact of the acquisition of Indevus and growth of the products acquired. Cost of revenues as a percent of total revenues is expected to increase when compared to 2009. This cost of sales increase is expected due to a full year of amortization expense associated with the intangible assets acquired with Indevus, the impact of a full year of royalties on the 2010 net sales of Opana® ER, and the supply price of inventory purchased from third party manufacturers which includes an anticipated impact from foreign exchange. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2010, relative to 2009, reflecting new approaches to customer segmentation and marketing as well as annualized effects of the prior year’s cost reduction efforts. We will continue to provide promotional support behind our key on-market products, including those acquired as part of our acquisition of Indevus. R&D expenses are expected to increase as we invest in clinical development programs in support of our third party collaboration agreements as well as the further advancement of the development products being acquired from Indevus. Of course, there can be no assurance that the Company will achieve these results.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 increased 16% to $1.26 billion from $1.09 billion in the comparable 2007 period. This increase in total revenues is primarily driven by increased sales of Lidoderm® as well as increased net sales of Opana® ER and Opana®, and Voltaren® Gel which launched in March of 2008. For the year-ended December 31, 2008, increased sales volume contributed 15% of the total revenues growth of 16%, while price increases contributed the remaining 1% of the total revenues growth.

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2008		2007
	$	%	$	%
Lidoderm®	765,097	61	705,587	65
Opana® ER and Opana®	180,429	14	107,143	10
Percocet®	129,966	10	121,742	11
Frova®	58,017	5	52,437	5
Voltaren® Gel	23,791	2	—	—
Other brands	10,904	1	11,065	1

Total brands	1,168,204	93	997,974	92
Total generics	92,332	7	87,634	8

Total revenues	1,260,536	100	1,085,608	100

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

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2008	% of revenues	2007	% of revenues
Cost of revenues	$267,235	21%	$217,369	20%
Selling, general and administrative	488,063	38%	411,869	38%
Research and development	110,211	9%	138,255	13%
Impairment of other intangible assets	8,083	1%	889	— %
Purchased in-process research and development	(530)	*%	—	— %

Total costs and expenses	$873,062	69%	$768,382	71%

*	– amount less than 1%.

Costs of Revenues and Gross Margin. Costs of revenues for the year ended December 31, 2008 increased by $49.8 million or 23%, to $267.2 million from $217.4 million in the comparable 2007 period. Gross profit margins were 79% for the year ended December 31, 2008 compared with 80% during the year ended December 31, 2007. The increase in costs of revenues is primarily due to a $25.9 million increase in intangible asset amortization expense related to commercial products and the increase in total revenues volume. In 2008, the Company’s intangible assets included additions totaling $175.7 million, $46.7 million of which resulted from the settlement of our note receivable with Vernalis, and the remaining $129.0 million resulting from our licensing arrangement with Novartis AG for Voltaren® Gel. The decrease in gross profit margins is primarily due to the increased amortization as mentioned above.

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

Interest Expense (Income), Net

The components of interest expense (income), net for the years ended December 31 are as follows (in thousands):

	2008	2007
Interest expense	$18,726	$117
Interest income	(24,833)	(35,543)

Interest expense (income), net	$(6,107)	$(35,426)

Interest expense for the year ended December 31, 2008 was $18.7 million compared with $0.1 million for the comparable period in 2007. This increase is primarily attributable to the interest expense on our 1.75% Convertible Senior Subordinated Notes issued in April 2008 and the recognition of interest expense during 2008 representing accretion of our minimum royalty guarantee payable to Novartis AG, related to Voltaren® Gel. During 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and yields on these securities have decreased significantly from the yields experienced in 2007. In March 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. As a result, yields on our interest-bearing accounts have generally been lower than yields earned on the same or similar investments during the comparable periods of 2007.

Other (Income) Expense, net

The components of other (income) expense, net at December 31 are as follows (in thousands):

	2008	2007
Other-than-temporary impairment of auction-rate securities	$26,417	$—
Unrealized (gain) loss on trading securities	4,225	—
Loss (gain) on Auction-Rate Securities Rights	(27,321)	—
Other	(1,568)	(598)

Other (income) expense, net	$1,753	$(598)

Other (income) expense, net for the year ended December 31, 2008, was $1.8 million compared with $(0.6) million for the comparable period in 2007. During the fourth quarter of 2008, upon accepting the UBS Offer of auction-rate securities rights, the Company made a one-time election to transfer Eligible Auction-rate Securities out of the available-for-sale category and into the trading category. As such, the change in the fair value of these securities is now charged to earnings. In addition, the Company made a one-time election to transfer these securities out of the available-for-sale category and into the trading category. As such, the decline in the fair value of these securities subsequent to the transfer, which amounted to $30.6 million, has been charged to earnings and included in other (income) expense, net. The impairment charge and additional declines in fair value were partially offset by a $27.3 million gain recorded in the fourth quarter of 2008 resulting from the recognition of a freestanding financial instrument which arose from our auction-rate securities rights from UBS.

Income Tax

Income tax expense for the year ended December 31, 2008 increased by 8.5% to $136.5 million from $125.8 million in the comparable 2007 period. The increase in income tax expense is primarily a result of the increase in income before income tax for the year ended December 31, 2008 compared to the comparable period in 2007. The impact of the increase in income before income tax is partially offset by a reduction in our effective tax rate. Our effective tax rate for the year ended December 31, 2008 decreased to 34.8% from 35.6% in the comparable period of 2007. The decrease in the effective income tax rate is primarily the result of a reversal of certain of the Company’s unrecognized tax benefits, net of deferred federal and state benefits, for the settlement of various tax issues and adjustments for prior year tax provision and return differences, which are partially offset by an increase in the effective tax rate due to lower tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures, and debt service payments. The Company continues to maintain sufficient levels of working capital, which was approximately $808.4 million at December 31, 2009. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $733.7 million at December 31, 2009 compared to $782.2 million and $663.7 million at December 31, 2008 and 2007, respectively. Cash and cash equivalents at December 31, 2009, December 31, 2008, and December 31, 2007 primarily consisted of bank deposits, time deposits and money market funds.

In 2010, we expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital and general corporate purposes, the payment of contractual obligations, including scheduled interest payments on our Convertible Notes, principal and interest payments on the remaining $57.0 million Indevus debt assumed by the Company, and any regulatory and/or sales milestones that may become due. We expect that sales of our currently marketed products to allow us to continue to generate positive cash flow from operations. In February 2009, concurrent with the completion of the Indevus transaction, we placed $175 million in escrow until December 15, 2009 to fund the potential AveedTM Contingent Cash Consideration Agreement. Since we did not obtain FDA Approval by December 15, 2009, the $175 million was returned to us at that time.

Beyond 2010, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, acquisition of other businesses, including the potential payments of approximately $267 million in contingent cash consideration payments related to our acquisition of Indevus, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on the remaining $57.0 million of Indevus debt assumed by the Company, certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including a principal payment of $379.5 million at maturity in 2015. We expect that sales of our currently marketed products will allow us to continue to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. If any of the above adversely affects our future cash flows, we may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Pursuant to our previously announced $750 million share repurchase plan during 2008. We may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions, the pace and scope of business development activities and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012.

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

Marketable Securities. Beginning in 2008 and continuing into 2009, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At December 31, 2009, $232.6 million of our marketable securities portfolio was invested primarily in auction-rate debt securities with ratings ranging from AAA to Baa3. Despite recent downgrades in certain of our auction-rate securities, the Company believes that our exposure to loss is mitigated as a result of the auction-rate securities rights agreement with UBS (described in more detail below) which management views as an economic hedge against potential credit risk losses. During 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. The amended investment policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monoline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of February 19, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

During the year ended December 31, 2009, we sold $23.8 million of auction-rate securities at par value. During the year ended December 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $313.7 million of auction-rate securities at par value and $5.0 million of municipal bonds at par value. Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (referred to as UBS) made an offer (referred to as the UBS Offer) of auction-rate securities rights (referred to as the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively referred to as the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (referred to as the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (referred to as the Expiration Date). As of December 31, 2009, we had Eligible Auction-Rate Securities with original par value of $230.3 million, representing 92% of our total auction-rate securities portfolio at par. The remaining eight percent (8%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

As of December 31, 2009, the yields on our long-term auction-rate securities ranged from 0.42% to 0.88%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2009, the weighted average yield for our long-term auction-rate securities was 0.73%. Total interest income recognized on our auction-rate securities and variable rate demand obligations during the year ended December 31, 2009, 2008 and 2007 was $2.4 million, $15.5 million, and $11.6 million, respectively.

Working Capital. Working capital increased to $808.4 million as of December 31, 2009 from $797.2 million as of December 31, 2008. The components of our working capital for the years ended December 31, are below (in thousands):

	2009	2008	2007
Total current assets	$1,280,581	$1,183,694	$1,065,447
Less: Total current liabilities	(472,180)	(386,473)	(396,958)

Working capital	$808,401	$797,221	$668,489

Working capital increased slightly from 2008 to 2009 primarily as a result of our first quarter acquisition of Indevus, including the increase in accounts receivable associated with the new Indevus products as well as our deferred tax assets associated with the income tax loss carryforwards expected to be utilized in 2010 and the inclusion of short-term marketable securities and auction-rate securities rights that were classified as long-term assets at December 31, 2008. These amounts were partially offset by the payment of the initial upfront cash consideration for the Indevus transaction, net of cash acquired, of $250 million.

The following table summarizes our statement of cash flows and liquidity (dollars in thousands):

	2009	2008	2007
Net cash flow provided by (used in):
Operating activities	$295,406	$355,627	$365,742
Investing activities	(245,509)	179,807	(614,528)
Financing activities	(117,128)	(110,066)	(28,974)

Net (decrease) increase in cash and cash equivalents	(67,231)	425,368	(277,760)
Cash and cash equivalents, beginning of period	775,693	350,325	628,085

Cash and cash equivalents, end of period	$708,462	$775,693	$350,325

Current ratio	2.7:1	3.1:1	2.7:1
Days sales outstanding	43	40	45

Net Cash Provided by Operating Activities. Net cash provided by operating activities were $295.4 million for the year ended December 31, 2009, a 17% decrease from the comparable 2008 period. Significant components of our operating cash flows for the years ended December 31, are as follows (in thousands):

	2009	2008	2007
Cash Flow Data-Operating Activities:
Net income	$266,336	$255,336	$227,440
Depreciation and amortization	80,381	46,445	17,405
Stock-based compensation	19,593	16,934	13,928
Change in fair value of acquisition-related contingent consideration	(128,090)	—	—
Impairment of long-lived assets	69,000	12,680	3,164
Loss (gain) on auction-rate securities rights	11,662	(27,321)	—
Unrealized (gain) loss on trading securities	(15,222)	4,225	—
Other-than-temporary impairment of available-for-sale securities	—	26,417	—
Purchased in-process research and development	—	(530)	—
Changes in assets and liabilities which provided cash:	12,428	4,198	107,038
Other, net	(20,682)	17,243	(3,233)

Net cash provided by operating activities	$295,406	$355,627	$365,742

For the year ended December 31, 2009, significant changes in net cash provided by operating activities from the year ended December 31, 2008 was primarily driven by a $66.0 million decrease in the cash flow impact of accounts receivable due to a combination of increased revenues and an increase to our average days sales outstanding reflecting the standard payments terms of our UEO products.

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

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $245.5 million for the year ended December 31, 2009 compared to $179.8 million provided by and $614.5 million used in for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2009, the Company completed its acquisition of Indevus and paid cash consideration of $250.4 million, net of cash acquired. In addition, the Company sold $23.8 million in auction-rate securities and purchased $12.4 million of capital assets, including property and equipment and licensing rights.

During the year ended December 31, 2008, we collected $3.3 million in principal payments from Vernalis on our note receivable and $447.1 million from the sale of available-for-sale securities. These cash inflows were partially offset by the purchase of $134.2 million of available-for-sale securities, an $85 million upfront payment to Novartis to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel, a $20 million investment in a privately-held company that is focused on the development of an innovative treatment for certain types of cancer, and $17.4 million for capital expenditures. Also during 2008, the first dosage of EN 3285 was administered to a patient enrolled in a clinical phase III trial. Accordingly, in March 2008, we paid $15 million in additional contingent purchase price consideration to the former shareholders of RxKinetix.

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

Net Cash Used in Financing Activities. Net cash used in financing activities was $117.1 million for the year ended December 31, 2009 compared to $110.1 million and $29.0 million for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2009, as a result of our acquisition of Indevus, the Company assumed Indevus’s 6.25% Convertible Senior Notes due July 2009 (the Notes) as well as 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse notes). In 2009, the Company paid approximately $72 million in outstanding principal to satisfy the Notes in their entirety and purchased $48 million of the outstanding non-recourse notes pursuant to a tender offer.

For the year ended December 31, 2008, in connection with the April 2008 issuance of our 1.75% Convertible Senior Subordinated Notes, we received proceeds of approximately $370.7 million, net of the original purchaser’s discount as well as certain other costs of the offering. Concurrently with the issuance of the Convertible Notes, we entered into a privately-negotiated convertible note hedge transaction with affiliates of the initial purchasers. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. We received approximately $50.4 million in cash proceeds from the sale of these warrants. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million.

Net cash used in financing activities of $29.0 million for the year ended December 31, 2007, was primarily attributable to a $38.5 million payment to Endo Pharma LLC pursuant to the tax sharing agreement in 2007.

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

Manufacturing, Supply and Other Service Agreements. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma Services, Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Consolidated Balance Sheets and, are not reflected in the expected cash requirements for Contractual Obligations table below. In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our acquisitions, license and collaboration agreements, see Note 6 and Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisitions. As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.

Indevus Acquisition. On February 23, 2009 (referred to as the Acquisition Date), the Company completed its initial tender offer (referred to as the Offer) for all outstanding shares of common stock, par value $0.001 per share (referred to as the Indevus Shares), of Indevus, a Delaware corporation. On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (referred to as the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (referred to as the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. The fair value of those potential obligations is $58.5 million at December 31, 2009.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology, endocrinology and oncology. Following the completion of the Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Approved products include the following:

•

Sanctura® (trospium chloride) was launched in August 2004. Sanctura® is indicated for the treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Sanctura® is currently promoted in the U.S. by Allergan Inc.

•

Sanctura XR® (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. Sanctura XR® is currently promoted in the U.S. by Allergan Inc. and by Madaus AG in Europe.

•

Supprelin® LA (histrelin acetate) was launched in June 2007. Supprelin® LA is a 12-month hydrogel implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Supprelin® LA utilizes our patented Hydron® Polymer Technology, designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® (histrelin) was launched in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes our patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® received approval in Argentina in January 2007 and is currently being marketed in that country.

•

Delatestryl® (testosterone enanthate) is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Delatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

•

Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device. The Hydron® Implant is designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. This technology serves as the basis for two of our currently marketed products including Vantas® and Supprelin® LA.

•

Valstar® (valrubicin) is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the bladder. Valstar®, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, the Company submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce Valstar® and in February 2009 obtained FDA approval of its sNDA for Valstar®. In September 2009, we launched Valstar® for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support our newly launched product.

Primary development products include the following:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. The Company acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, we received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. On December 2, 2009, we received a complete response letter from the FDA regarding Aveed TM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed REMS is not sufficient. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

•

Octreotide implant, currently in Phase III clinical trials for the treatment of acromegaly, utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH). Octreotide implant is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. The octreotide implant is also currently in Phase II trials for the treatment of carcinoid syndrome.

The table below provides estimates as to the timing associated with completion of development for the remaining primary development products.

Product	Indication	Development Phase	Anticipated Year of Completion
AveedTM	Hypogonadism (Testosterone Deficiency)	NDA filed	2011 – 2013
Octreotide implant	Acromegaly	Phase III	2012
Octreotide implant	Carcinoid Syndrome	Phase II	2013

The anticipated year of completion shown in the above table represents our current best estimate as to the year in which the Company anticipates filing an NDA with the FDA. This estimate assumes successful and timely completion of all clinical trials in preparation of an NDA filing. However, these anticipated completion dates are subject to significant change, particularly for those products not yet in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. Once an NDA is filed with the FDA, there can be no assurance that the FDA will approve the NDA to permit the Company to market and sell the relevant product.

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

The operating results of Indevus from February 23, 2009 to December 31, 2009 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The Acquisition Date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	February 23, 2009 (As initially reported)	Measurement Period Adjustments	February 23, 2009 (As adjusted)
Cash and cash equivalents	$117,675	$—	$117,675
Accounts receivable	13,725	866	14,591
Inventories	15,808	1,349	17,157
Prepaid and other current assets	8,327	(5)	8,322
Property, plant and equipment	8,266	590	8,856
Other intangible assets	586,900	(54,000)	532,900
Deferred tax assets	159,769	7,980	167,749
Other non-current assets	764	567	1,331

Total identifiable assets	$911,234	$(42,653)	$868,581

Accounts payable	$(5,081)	$(35)	$(5,116)
Accrued expenses	(27,357)	632	(26,725)
Convertible notes	(71,682)	(830)	(72,512)
Non-recourse notes	(115,235)	—	(115,235)
Deferred tax liabilities	(234,599)	23,952	(210,647)
Other non-current liabilities	(18,199)	(708)	(18,907)

Total liabilities assumed	(472,153)	23,011	(449,142)

Net identifiable assets acquired	$439,081	$(19,642)	$419,439
Goodwill	$102,490	$18,965	$121,455

Net assets acquired	$541,571	$(677)	$540,894

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. As of December 31, 2009, our measurement period adjustments are complete.

Of the $532.9 million of acquired intangible assets, $255.9 million was assigned to in-process research and development. The remaining $277.0 million has been assigned to license rights and is subject to a weighted average useful life of approximately 11 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar®(1)	$88.0	n/a
AveedTM	100.0	n/a
Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Pro2000	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval.

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

The $121.5 million of goodwill was assigned to our pharmaceutical products segment, which is our only reportable segment as of December 31, 2009. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

Convertible Notes due 2009. As discussed in Note 17 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, as a result of our acquisition of Indevus, the Company assumed Indevus’s 6.25% Convertible Senior Notes due July 2009 (referred to as the Notes). Pursuant to the Indenture governing the Notes, within 30 days of the effective date of the Merger, holders of the Notes had the right to tender their Notes for the principal amount of the Notes plus any accrued and unpaid interest. During this 30-day period, approximately $3.6 million in aggregate principal amount of Notes were tendered and the Company paid this amount in April 2009.

The Notes matured on July 15, 2009. Accordingly, in July 2009, the Company paid $68.3 million in outstanding principal to satisfy the Notes in their entirety.

Convertible Senior Subordinated Notes due 2015. As discussed in Note 17 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semi-annually in arrears on each April 15 and October 15. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (referred to as the Indenture): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash.

Non-recourse Notes. As discussed in Note 17 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, on August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million. The Company was amortizing these notes to their face value of $105.0 million at maturity in 2024.

In connection with the issuance of the Non-recourse Notes, Indevus and Royalty Sub entered into a Purchase and Sale Agreement pursuant to which Indevus sold to Royalty Sub its rights to receive royalty payments from Allergan arising under the Allergan Agreement (as described in Note 6 of the Consolidated Financial Statements in Part IV, Item 15 of this Report) for sales in the U.S. of Sanctura® and Sanctura XR® . To secure repayment of the Non-recourse Notes, Royalty Sub granted a continuing security interest to the trustee for the benefit of the noteholders in, among other things, the royalty payments made by Allergan under the Allergan Agreement discussed above, all of its rights under the Purchase and Sale Agreement and any accounts established in accordance with the Indenture (and all amounts from time to time credited to such accounts). The Non-recourse Notes have not been guaranteed by Indevus or the Company. Principal on the Non-recourse Notes is required to be paid in full by the final legal maturity date of November 5, 2024, unless repaid or redeemed earlier. In the event the Non-recourse Notes are repaid or redeemed prior to November 5, 2024, the noteholders will be entitled to a redemption premium (as described below). The interest rate applicable to the Non-recourse Notes is 16% per year and is payable quarterly in arrears and commenced on November 5, 2008.

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest payment shortfalls. Approximately $1.5 million of the interest reserve account remains and is classified as restricted cash in the Company’s consolidated balance sheet as of December 31, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (referred to as the Expiration Time). As of the Expiration Time, $48 million Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-recourse Notes (16%) compounded quarterly. If any interest payment shortfall is not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur, unless the Company contributes cash to a capital account of Royalty Sub in an amount sufficient to satisfy any such shortfall. Pursuant to the Indenture, the Company has the right, but not the obligation, to contribute cash in an amount equal to the shortfall to the capital account for distribution by the trustee to the noteholders. The Company has the right to satisfy such an interest payment shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to fund the capital account to satisfy an interest payment shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may accelerate the obligations of Royalty Sub under the Non-recourse Notes and exercise their remedies thereunder, including assuming all rights to future royalty payments from Allergan. Based on current expectations, it is reasonably possible that we may exceed the maximum number of times we can fund the capital account to satisfy an interest payment shortfall as early as November 2010.

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

For a complete description of legal proceedings, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2009 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$34,497	$9,725	$6,245	$4,584	$4,700	$4,635	$4,608
Convertible Senior Subordinated Notes	379,500	—	—	—	—	—	379,500
Interest payments on Convertible Senior Subordinated Notes	35,142	6,641	6,641	6,641	6,641	6,641	1,937
Non-recourse Notes	57,000	—	—	—	—	—	57,000
Interest on Non-recourse Notes	135,280	9,120	9,120	9,120	9,120	9,120	89,680
Minimum Purchase Commitments to Novartis	41,000	20,000	21,000	—	—	—	—
Minimum Royalty Obligation Due to Hind	1,000	500	500	—	—	—	—
Minimum Purchase Commitments to Teikoku(1)	96,000	32,000	32,000	32,000	—	—	—
Minimum Voltaren® Royalty Obligations Due to Novartis(2)	60,000	—	15,000	30,000	15,000	—	—
Minimum advertising and promotion spend(3)	10,000	10,000	—	—	—	—	—
Shire Minimum Payments(4)	2,875	1,375	1,500

Total	$852,294	$89,361	$92,006	$82,345	$35,461	$20,396	$532,725

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

(2)

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an up-front cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Voltaren® Gel Agreement, subject to certain limitations as defined in the Voltaren® Gel Agreement. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year.

(3)

Under the terms of the five-year Voltaren® Gel Agreement, Endo has agreed to certain minimum advertising and promotional spending, subject to certain thresholds as defined in the Voltaren® Gel Agreement. Subsequent to June 30, 2010, the minimum advertising and promotional spending are to be determined based on a percentage of net sales of the licensed product.

(4)

In April 2008, Indevus entered into an agreement to terminate its manufacturing and supply agreement with Shire Pharmaceuticals Group plc (Shire) related to Vantas®. Under this termination agreement, Shire relinquished its right to receive royalties on net sales of Vantas® or a percentage of royalties and other consideration received in connection with a sublicense of Vantas® selling and marketing rights granted by Shire. The termination agreement provided for Indevus to pay Shire a total of $5.0 million. The remaining payments to be made to Shire consist of $1.4 million paid in January 2010 and $1.5 million payable in January 2011.

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

As more fully described in Note 11 to the Consolidated Financial Statements in Part IV Item 15 of this Report, on January 1, 2007, we adopted the provisions for accounting for uncertain tax provisions and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of December 31, 2009, our liability for unrecognized tax benefits amounted to $34.3 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our liability has been excluded from the above contractual obligations table.

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

Revenue Recognition

Our total revenues consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. Over the past three years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. Accordingly, we have entered into Distribution Service Agreements (referred to as DSAs) with five of our wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

Under the DSAs, we received information from our five wholesaler customers about the levels of inventory they held for our branded products as of December 31, 2009. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.

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

The following table presents the activity and ending balances for our product sales provisions for the last three years (in thousands):

	Returns	Rebates	Chargebacks	Other Sales Deductions	Total
Balance at January 1, 2007	$20,110	$72,813	$33,928	$5,872	$132,723
Current year provision	20,770	193,051	307,604	34,164	555,589
Prior year provision	(1,357)	(2,220)	3,753	—	176
Payments or credits	(8,325)	(182,411)	(310,710)	(34,879)	(536,325)

Balance at December 31, 2007	$31,198	$81,233	$34,575	$5,157	$152,163

Current year provision	15,596	291,580	345,378	40,641	693,195
Prior year provision	200	(5,763)	(948)	—	(6,511)
Payments or credits	(8,012)	(262,383)	(343,023)	(40,656)	(654,074)

Balance at December 31, 2008	$38,982	$104,667	$35,982	$5,142	$184,773

Current year provision	20,220	396,599	495,721	49,368	961,908
Prior year provision	(1,287)	(5,749)	1,164	—	(5,872)
Payments or credits	(9,641)	(371,074)	(480,963)	(48,450)	(910,128)

Balance at December 31, 2009	$48,274	$124,443	$51,904	$6,060	$230,681

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

•

recent changes to the National Drug Codes (referred to as NDCs) of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.

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

Marketable Securities

We classify our marketable securities as available-for-sale securities or trading securities, depending on our intent. In rare or unique circumstances, management may determine that a one-time transfer of securities from available-for-sale to a trading classification is appropriate. Available-for-sale and trading securities are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income and net income, respectively. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale securities to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in net income. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Generally, the Company classifies marketable securities as current when maturity is less than or equal to twelve months or, if time to maturity is greater than twelve months, when they represent investments of cash that are intended to be used in current operations. As of December 31, 2009 and 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities. Our available-for-sale and trading securities consist primarily of auction-rate securities.

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

At December 31, 2009 and 2008, the Company determined that the market for its auction-rate securities were inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions – to the extent they exist – vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices. Consequently, while we have appropriately considered those observable inputs, ultimately, our auction-rate securities will be classified within Level 3 of the fair value hierarchy described in Note 3 to the Consolidated Financial Statements included in Part IV Item 15 of this Annual Report on Form 10-K.

The Company’s auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of Baa3 or better as of December 31, 2009. Further, the issuers have been making interest payments promptly.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (referred to as UBS) made an offer (referred to as the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively referred to as the UBS Entities), pursuant to which the Company would receive auction-rate securities rights (referred to as the Rights) to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (referred to as the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. As of December 31, 2009, we had Eligible Auction-Rate Securities with a par value of $230.3 million, representing 92% of our total auction-rate securities portfolio at par. The remaining eight percent (8%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer is a legally separate contractual agreement and is non-transferable. The Rights are not readily convertible to cash and do not provide for net settlement. That is, the Company must tender the securities to receive the Rights. Accordingly, the Rights do not meet the definition of a derivative instrument and are being treated as a freestanding financial instrument. Accordingly, in 2008, the Company recognized an asset, measured at fair value, in the amount of $25.4 million with the resultant gain recorded in Other (income) expense, net in the Consolidated Statements of Operations.

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intended to hold the illiquid securities until their scheduled maturity date. As a result of the change, we recognized an other than temporary impairment charge as of December 31, 2008 of approximately $26.4 million that is included in Other (income) expense, net in the Consolidated Statements of Operations.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Subsequent changes to the fair value of these trading securities resulted in a gain of $15.2 million and an additional expense of $4.2 million during the year ended December 31, 2009 and 2008, respectively, and were recorded in other (income) expense, net in the Consolidated Statements of Operations.

During 2008, we elected the fair value option for our auction-rate securities rights. As a result of our election, the fair value of the auction-rate securities rights are re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view, the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. At December 31, 2009, the fair value of our auction-rate securities rights were $15.7 million. The changes in fair value from November 10, 2008 to December 31, 2008 resulted in a $1.9 million gain compared to an $11.7 million loss during the year ended December 31, 2009. These amounts were recognized in earnings and included in other (income) expense, net in the Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings.

Valuation of the Auction-Rate Securities

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The weighted average life used for each security representing time to maturity ranges from five to eight years. The weighted average life measured across the entire auction-rate portfolio is approximately eight years.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on December 31, 2009 and 2008 ranged from 5.37% to 6.12% and 3.86% to 3.96%, respectively. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At December 31, 2009 and 2008, the spreads over the base rate for our securities applied to our securities ranged from 154 basis points to 410 basis points and 264 basis points to 588 basis points, respectively.

•

The Company believes that a market participant would require an adjustment to the required rate of return to adjust for the lack of liquidity. We do not believe it is unreasonable to assume a 150 basis points adjustment to the required rate of return and a term of either three, four or five years to adjust for this lack of liquidity. The increase in the required rate of return decreases the prices of the securities. However, the assumption of a three, four or five-year term shortens the times to maturity and increases the prices of the securities. The Company has evaluated the impact of applying each term and the reasonableness of the range indicated by the results. The Company chose to use a four-year term to adjust for the lack of liquidity as we believe it is the point within the range that is most representative of fair value. The Company’s conclusion is based in part on the fact that the fair values indicated by the results are reasonable in relation to each other given the nature of the securities and current market conditions.

At December 31, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $232.6 million, representing a seven percent (7%), or $16.5 million discount from their original purchase price or par value. This compares to approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value at December 31, 2008. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at December 31, 2009, the resultant discount to the original purchase price or par value would have been $12.9 million and $19.9 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at December 31, 2009 and 2008 were reduced by approximately $16.5 million and $32.4 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this increase in fair value related to the Eligible Auction-Rate Securities from December 31, 2008 was recorded in earnings as changes in the fair value of trading securities. The Company has assessed the portion of the change in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.6 million gain and a $1.7 million loss in shareholders’ equity in accumulated other comprehensive loss as of December 31, 2009, and 2008, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique to determine fair value.

The values of the Rights were estimated as the value of a portfolio designed to approximate the cash flows of the UBS Agreement. The portfolio consists of a bond issued by UBS that will mature equal to the face value of the auction-rate securities, a series of payments that will replicate the coupons of the auction-rate securities, and a short position in the callable auction-rate security. If the UBS agreement is in the money on the exercise date, then both the UBS agreement and the replicating portfolio will be worth the difference between the par value of the auction-rate-securities and the market value of the auction-rate-securities. If the UBS agreement is out of the money on the exercise date, then both the replicating portfolio and the UBS agreement will have no value.

For purposes of valuing the UBS bond, management selected a required rate of return for a UBS obligation based on market factors including relevant credit default spreads. The rate of return for the auction-rate securities is determined as described above under “Valuation of the Auction-Rate Securities” and is used to determine the present value of the coupons of the auction-rate security.

At December 31, 2009 and 2008, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $15.7 million and $27.3 million, respectively. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. Had the Company chosen to apply a three or five-year term with respect to the liquidity adjustment for the auction-rate securities, the resultant value of the Rights at December 31, 2009 would have been $12.2 million and $18.8 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement dates.

Given the inactivity in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. As a result of the current illiquidity in the auction-rate securities markets and the long-term remaining duration of the underlying securities, we have classified these investments as long-term marketable securities in the Consolidated Balance Sheets. Auction-rate securities classified as long-term at December 31, 2009 and December 31, 2008 were $207.3 million and $234.0 million, respectively.

Since February 2008, when we began to experience failed auctions, we have divested, without a loss, $89.9 million of our original par value auction-rate securities, either through successful auctions or mandatory tenders by the issuers. We do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

Valuation of Long-lived Assets

Long-lived assets, including property, plant and equipment, licenses and patents are assessed for impairment, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets that will continue to be used in our operations are measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, generally based on a discounted future cash flow method, independent appraisals or preliminary offers from prospective buyers. An impairment loss would be recognized in net income in the period that the impairment occurs. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.

During 2009, we did not recognize an impairment charge as a result of our review of long-lived assets.

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

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 10.3 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.

Goodwill and Indefinite-lived Intangible Assets

Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of January 1st. Although the Company has one operating segment, Pharmaceutical Products, we have determined that the Company has two reporting units; (1) Pain & Specialty Generics and (2) Urology, Endocrinology and Oncology (referred to as UEO). The goodwill test consists of a Step I analysis that requires a comparison between the respective reporting unit’s fair value and carrying value. A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying value. If the fair value of the reporting unit exceeds its carrying value, an impairment does not exist and no further analysis is required.

On December 2, 2009, the Company received a complete response letter from the FDA regarding its NDA for AveedTM and determined this to be a triggering event requiring us to perform an interim goodwill impairment test on our UEO reporting unit. Therefore, we performed a goodwill impairment test on our UEO reporting unit as of December 2, 2009 after giving effect to the AveedTM indefinite-lived intangible asset impairment described below. Our UEO reporting unit was also tested for impairment again as of January 1, 2010, our annual assessment date, along with our Pain & Specialty Generics reporting unit. The results of our analyses showed that the fair value of both of our reporting units substantially exceeded their respective carrying values and thus no goodwill impairment exists.

Based upon recent market conditions, and a lack of comparable market transactions for similar assets, Endo determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each reporting units’ fair value. The income approach converts future amounts to a single present value amount (discounted cash flow model). Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. We believe we have appropriately reflected our best estimates of the assumptions that market participants would use in determining the fair value of our reporting units at the measurement dates.

The Company also performed an impairment analysis on all of its indefinite-lived intangible assets. The impairment test consists of a one step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. In December 2009, the Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4 million impairment charge to write-off the Pro2000 intangible asset in its entirety. Additionally, as a result of the FDA’s Complete Response letter related to our NDA for Aveed™, the Company performed an impairment review as of December 2, 2009 for the Aveed™ indefinite-lived intangible asset.

Although the Company is continuing to evaluate the FDA’s findings to better understand the agency’s concerns, we were required to estimate the fair value of our AveedTM indefinite-lived intangible asset as of the date we received the Complete Response letter. To estimate fair value we assessed the possible changes to the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. In January

2010, the Company was notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. Therefore, management considered the likely benefit of patent exclusivity when estimating these future cash flows. To calculate the fair value of the Aveed™ intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor of 15% which we believe to be commensurate with the overall risk associated with this particular product. The cash flow models included our best estimates of future FDA approval associated with each potential indication and population of eligible recipients. The Company believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the Aveed™ intangible asset was determined to be $35 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $65 million for the year ended December 31, 2009, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge has been recognized in earnings and is included the Impairment of other intangible assets line item in the Consolidated Statements of Operations. We believe the most subjective assumption in our discounted cash flow model is the probability of regulatory approval. Assessing the probability of achieving the estimated cash flows is challenging particularly as it relates to in-process research and development assets. These probabilities have a material impact on the ultimate fair value of the asset as the probability of regulatory approval is applied directly to our future revenue projections. Although we believe our probabilities of success used in our fair value determination are reasonable, changes in these assumptions would impact the impairment charge as follows: A 500 basis point change in the overall probability of approval would have resulted in a change to the impairment charge of approximately $5 million.

The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials. Changes in any of these assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

Acquisition-related In-Process Research and Development and Contingent Consideration

Effective January 1, 2009, acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in process research and development (referred to as IPR&D) and contingent consideration are recorded to the balance sheet at the date of acquisition based on their relative fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, including IPR&D, we typically use the “income method.” This method starts with our forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPR&D into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Acquired IPR&D is designated as an indefinite-lived intangible asset until the associated research and development activities are completed or abandoned.

We account for contingent consideration in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Indevus acquisition, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.

The contingent consideration relates to the amounts payable under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for Aveed TM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized as of December 31, 2009 was $7.5 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized as of December 31, 2009 was $42.5 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

The Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized as of December 31, 2009 was $8.5 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012.

As of December 31, 2009, the fair value of the acquisition-related contingent consideration decreased by approximately $128.1 million from the acquisition date primarily reflecting management’s current assessment of the decreased probability that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations. A 500 basis point change in the probability of receiving FDA approval on AveedTM within the specified contractual timeframe would have resulted in an approximate $4.0 million change in the value of our acquisition-related contingent consideration. Changes in any of our assumptions may result in a further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

At December 31, 2009, we had $303.8 million of gross deferred tax assets, which included federal and state net operating loss carryforwards (NOLs) of $122.6 million, research and development (R&D) credit carryforwards of $11.6 million, capital loss carryforwards of $11.2 million and temporary differences of approximately $158.4 million. At December 31, 2009, our NOLs and R&D credit carryforwards were related to multiple tax jurisdictions, including federal and various state jurisdictions, which expire at intervals between 2010 and 2028. We evaluate the potential realization of our deferred tax benefits on a jurisdiction-by-jurisdiction basis. Our analysis of the realization considers the probability of generating taxable income or other sources of income as defined within the applicable income tax authoritative guidance, which could be utilized to support the assets over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Based on our forecasted taxable income within these jurisdictions, we believe we will generate sufficient future taxable income to realize a significant portion of our deferred tax assets associated with our NOLs and R&D credit carryfowards. However, the Company does not anticipate future capital gains that would be required to obtain the tax benefit of our net unrealized capital loss. Accordingly, this deferred tax asset is offset by a valuation allowance of $11.2 million at December 31, 2009.

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

On January 1, 2007, the Company adopted the provisions for accounting for uncertain tax positions. The provisions apply to all material tax positions in all taxing jurisdictions for all open tax years. The guidance establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the guidance for share-based payments. Accordingly, all stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expenses over the requisite service period. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options.

The Black-Scholes option pricing model utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is expected to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. To the extent volatility of our stock price increases in the future, our estimates of the fair value of stock options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors, including an estimate of the number of share-based awards which will be forfeited due to employee turnover. Changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. Changes in the inputs and assumptions can materially affect the measurement of the estimated fair value of our employee stock options. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (referred to as VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company is currently evaluating the impact on our consolidated results of operations and financial position.

In September 2009, the FASB ratified authoritative guidance relating to Revenue Recognition, which is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements with early adoption permitted. The guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, it will require the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. The Company is currently evaluating the impact on our consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our money market funds and current and long-term marketable debt securities portfolio. Additionally, if we were to utilize amounts under our Credit Facility, we could be exposed to interest rate risk. Our current and long-term marketable debt securities classified as “available for sale” and “trading” consist of auction-rate securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned, which approximate current interest rates. We attempt to mitigate default risk by maintaining our portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository.

As of December 31, 2009 and December 31, 2008, we have no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At December 31, 2009, we had publicly traded equity securities totaling $4.5 million included in long-term marketable securities. The fair value of our investments are subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the Companies we invest in. Based on the fair value of the publicly traded equity securities we held at December 31, 2009, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $1.1 million, $1.8 million and $2.2 million, respectively. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.

Beginning in 2008 and continuing into 2009, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At December 31, 2008, the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations.

In January 2008, the Company chose to reduce its exposure to auction-rate securities and ceased all purchases of auction-rate securities effective February 1, 2008, prior to when we began to experience failed auctions. There were no realized holding gains or losses resulting from the sales of our auction-rate securities during the twelve months ended December 31, 2008.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp., or MBIA. As of February 19, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

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

Foreign Currency Risk

While all of our revenues are within the United States and denominated in U.S. dollars, we purchase Lidoderm®, in U.S. dollars, from Teikoku Seiyaku Co., Ltd., a Japanese manufacturer. As part of the purchase agreement with Teikoku, there is a price adjustment feature that prevents the cash payment in U.S. dollars from falling outside of a certain pre-defined range in Japanese yen even if the spot rate is outside of that range.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 24, 2010, the Board of Directors approved amended and restated by-laws (the “Bylaws”) which provides for the removal of certain provisions relating to Kelso & Company (referred to as Kelso) and its affiliates and Algos Pharmaceutical Corporation (referred to as Algos). Kelso and its affiliates and certain former members of management held an interest in Endo Pharma LLC, which was formed in connection with our acquisition of Algos in 2000. Endo Pharma LLC was a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock.

The Bylaws, as amended and restated, are filed as Exhibit 3.2 to the Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2010 Annual Meeting of Stockholders (referred to as our 2010 Proxy Statement).

Executive Officers

For information concerning Endo’s executive officers, see “Item 1. Business—Executive Officers of the Registrant” and our 2010 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2010 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2010 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2010 Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2009 under which equity securities of Endo may be issued to employees and directors. Although the Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans provide that stock options may be granted there under to non-employee consultants, Endo has never granted any such options to any such consultants.

	Column A	Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan	947,355	18.24		114,004
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	2,886,001	25.07		979,681
Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan	2,692,423	21.52	(1)	4,164,565

(1)	Excludes shares of restricted stock units outstanding

Equity compensation plans not approved by security holders

43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. In accordance with NASDAQ rules, these awards were not required to be approved by the Company’s shareholders. The restricted stock units and stock options vest (and, in the case of the options, become exercisable) at a rate of 25% on each of the first four anniversaries of the date of grant.

The other information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for 2009 and 2008 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2010 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2007	$1,475	$—	$(10)	$1,465

Year Ended December 31, 2008	$1,465	$—	$—	$1,465

Year Ended December 31, 2009	$1,465	$—	$(442)	$1,023

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/S/ DAVID P. HOLVECK David P. Holveck		President and Chief Executive Officer	February 26, 2010

/S/ ALAN G. LEVIN Alan G. Levin		Executive Vice President, Chief Financial Officer	February 26, 2010

* Roger H. Kimmel		Chairman and Director	February 26, 2010

* John J. Delucca		Director	February 26, 2010

* Nancy J. Hutson, Ph.D.		Director	February 26, 2010

* Michael Hyatt		Director	February 26, 2010

* Clive A. Meanwell, M.D., Ph.D.		Director	February 26, 2010

* William P. Montague		Director	February 26, 2010

* Joseph C. Scodari		Director	February 26, 2010

* William F. Spengler		Director	February 26, 2010

*By:	/s/ CAROLINE B. MANOGUE Caroline B. Manogue	Attorney-in-fact, pursuant to a Power of Attorney filed with this Report as Exhibit 24	February 26, 2010

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

Endo Pharmaceuticals Holdings Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Endo Pharmaceuticals Holdings Inc.’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page F-4.

/s/ DAVID P. HOLVECK
David P. Holveck President and Chief Executive Officer

/s/ ALAN G. LEVIN
Alan G. Levin
Executive Vice President, Chief Financial Officer

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the new authoritative guidance on convertible debt instruments that may be settled in cash or other assets upon conversion, effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the internal control over financial reporting of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of the new authoritative guidance on convertible debt instruments that may be settled in cash or other assets upon conversion, effective January 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 26, 2010

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$708,462	$775,693
Restricted cash	1,515	—
Marketable securities	25,275	6,500
Accounts receivable, net of allowance of $1,023 and $1,465 at December 31, 2009 and 2008	323,501	246,326
Income taxes receivable	13,762	1,600
Inventories	84,893	80,656
Prepaid expenses and other current assets	17,081	24,515
Auction-rate Securities Rights, at fair value	15,659	—
Deferred income taxes	90,433	48,404

Total current assets	1,280,581	1,183,694

MARKETABLE SECURITIES	211,792	239,204
AUCTION-RATE SECURITIES RIGHTS, at fair value	—	27,321
PROPERTY AND EQUIPMENT, Net	47,529	44,378
GOODWILL	302,534	181,079
OTHER INTANGIBLES, Net	609,909	205,055
OTHER ASSETS	36,458	28,002

TOTAL ASSETS	$2,488,803	$1,908,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176,076	$160,468
Accrued expenses	286,606	226,005
Income taxes payable	9,498	—

Total current liabilities	472,180	386,473

DEFERRED INCOME TAXES	49,180	1,270
ACQUISITION-RELATED CONTINGENT CONSIDERATION	58,470	—
CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	260,279	243,150
NON-RECOURSE NOTES PAYABLE	62,255	—
OTHER LIABILITIES	89,028	70,729
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 134,986,612 and 134,302,004 shares issued; 117,270,309 and 116,585,701 outstanding at December 31, 2009 and 2008, respectively	1,350	1,343
Additional paid-in capital	817,467	793,285
Retained earnings	1,105,291	838,955
Accumulated other comprehensive loss	(1,881)	(1,656)
Treasury stock, 17,716,303 shares at December 31, 2009 and December 31, 2008	(424,816)	(424,816)

Total stockholders’ equity	1,497,411	1,207,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,488,803	$1,908,733

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	2009	2008	2007
REVENUES:
Net sales	$1,451,577	$1,260,536	$1,085,608
Royalty and other revenue	$9,264	—	—

TOTAL REVENUES	$1,460,841	$1,260,536	$1,085,608

COSTS AND EXPENSES:
Cost of revenues	375,058	267,235	217,369
Selling, general and administrative	534,523	488,063	411,869
Research and development	185,317	110,211	138,255
Acquisition-related items	(93,081)	—	—
Impairment of other intangible assets	69,000	8,083	889
Purchased in-process research and development	—	(530)	—

OPERATING INCOME	390,024	387,474	317,226

INTEREST EXPENSE (INCOME), NET	37,718	(6,107)	(35,426)
OTHER (INCOME) EXPENSE, NET	(3,329)	1,753	(598)
GAIN ON EXTINGUISHMENT OF DEBT, NET	(4,025)	—	—

INCOME BEFORE INCOME TAX	359,660	391,828	353,250
INCOME TAX	93,324	136,492	125,810

NET INCOME	$266,336	$255,336	$227,440

NET INCOME PER SHARE:
Basic	$2.27	$2.07	$1.70
Diluted	$2.27	$2.06	$1.69
WEIGHTED AVERAGE SHARES:
Basic	117,112	123,248	133,903
Diluted	117,515	123,720	134,525

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income
	Number Of Shares	Amount				Number of Shares	Amount
BALANCE, January 1, 2007	133,600,959	$1,336	$679,704	$358,831	$1,117	—	$—	$1,040,988	—
Estimated tax sharing distributions due to Endo Pharma LLC	—	—	(506)	—	—	—	—	(506)	—
Compensation related to stock-based awards	—	—	13,928	—	—	—	—	13,928	—
Grants of restricted stock awards	13,572	—	—	—	—	—	—		—
Exercise of options	530,462	5	7,726	—	—	—	—	7,731	—
Tax benefits of stock awards	—	—	3,453	—	—	—	—	3,453	—
Cumulative effect from the adoption of ASC 740	—	—	—	(2,652)	—	—	—	(2,652)	—
Unrealized gain on securities, net of tax	—	—	—	—	1,908	—	—	1,908	1,908
Net income	—	—	—	227,440	—	—	—	227,440	227,440

Comprehensive income	—	—	—	—	—	—	—	—	$229,348

BALANCE, DECEMBER 31, 2007	134,144,993	$1,341	$704,305	$583,619	$3,025	—	$—	$1,292,290	—

Estimated tax sharing distributions due to Endo Pharma LLC	—	—	14	—	—	—	—	14	—
Compensation related to stock-based awards	—	—	16,934	—	—	—	—	16,934	—
Forfeiture of restricted stock awards	(1,131)	—	—	—	—	—	—	—	—
Exercise of options	150,191	2	2,233	—	—	—	—	2,235	—
Tax benefits of stock awards	—	—	(92)	—	—	—	—	(92)	—
Common stock issued	7,951	—	185	—	—	—	—	185	—
Issuance of Convertible Senior Subordinated Notes due 2015, net of tax of $56,417	—	—	85,782	—	—	—	—	85,782	—
Sale of common stock warrants	—	—	50,371	—	—	—	—	50,371	—
Purchase of common stock call options	—	—	(107,607)	—	—	—	—	(107,607)	—
Tax benefit of call options	—	—	41,160	—	—	—	—	41,160	—
Treasury stock acquired	—	—	—	—	—	(17,716,303)	(424,816)	(424,816)	—
Unrealized gain on securities, net of tax	—	—	—	—	(31,098)	—	—	(31,098)	(31,098)
Reclassification due to other-than-temporary impairment	—	—	—	—	26,417	—	—	26,417	26,417
Net income	—	—	—	255,336	—	—	—	255,336	255,336

Comprehensive income	—	—	—	—	—	—	—	—	$250,655

BALANCE, DECEMBER 31, 2008	134,302,004	$1,343	$793,285	$838,955	$(1,656)	(17,716,303)	$(424,816)	$1,207,111	—

Compensation related to stock-based awards	—	—	19,593	—	—	—	—	19,593	—
Forfeiture of restricted stock awards	(1,131)	—	—	—	—	—	—	—	—
Exercise of options	554,827	6	8,031	—	—	—	—	8,037	—
Tax benefits of stock awards	—	—	(3,693)	—	—	—	—	(3,693)	—
Common stock issued	130,912	1	251	—	—	—	—	252	—
Treasury stock acquired	—	—	—	—	—	—	—	—	—
Unrealized loss on securities, net of tax	—	—	—	—	(225)	—	—	(225)	(225)
Net income	—	—	—	266,336	—	—	—	266,336	266,336

Comprehensive income	—	—	—	—	—	—	—	—	$266,111

BALANCE, DECEMBER 31, 2009	134,986,612	$1,350	$817,467	$1,105,291	$(1,881)	(17,716,303)	$(424,816)	$1,497,411	—

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$266,336	$255,336	$227,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,381	46,445	17,405
Stock-based compensation	19,593	16,934	13,928
Amortization of deferred financing/debt issuance costs and premium/discount	19,503	13,833	(1,114)
Selling, general and administrative expenses paid in shares of common stock	251	185	—
Deferred income taxes	(36,395)	3,082	(1,624)
(Gain) loss on disposal of property and equipment	(16)	143	(495)
Change in the fair value of acquisition-related contingent consideration	(128,090)	—	—
Loss (gain) on auction-rate securities rights	11,662	(27,321)	—
Unrealized (gain) loss on trading securities	(15,222)	4,225	—
Gain on extinguishment of debt	(4,025)	—	—
Impairment of long-lived assets	69,000	12,680	3,164
Purchased in-process research and development	—	(530)	—
Other-than-temporary impairment of available-for-sale securities	—	26,417	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(62,584)	3,458	30,430
Inventories	12,920	(11,428)	(7,099)
Note receivable	—	(489)	86
Prepaid and other assets	13,554	(1,755)	(3,347)
Accounts payable	12,068	(17,969)	52,496
Accrued expenses	34,112	40,561	22,884
Other liabilities	9,653	11,009	4,323
Income taxes receivable/payable	(7,295)	(19,189)	7,265

Net cash provided by operating activities	295,406	355,627	365,742

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,415)	(17,428)	(20,007)
Purchases of available-for-sale securities	—	(134,211)	(806,409)
Proceeds from sales of trading securities	23,750	975	—
Proceeds from sales of available-for-sale securities	—	447,111	214,901
Proceeds from sale of property and equipment	—	27	162
Principal payments on note receivable	—	3,333	—
License fees	(4,485)	(85,000)	—
Acquisition, net of cash acquired	(250,359)	(15,000)	—
Distribution of equity method investment	—	—	2,125
Other investments	(2,000)	(20,000)	(5,300)

Net cash (used in) provided by investing activities	(245,509)	179,807	(614,528)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(250)	(625)	(1,118)
Tax sharing payments to Endo Pharma LLC	—	(671)	(38,514)
Tax benefits of stock awards	717	307	2,927
Deferred financing fees	(5,162)	—	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	8,037	2,235	7,731
Principal payments on 6.25% convertible notes due July 2009	(71,990)	—	—
Principal payments on non-recourse notes payable	(48,480)	—	—
Net proceeds from issuance of convertible senior subordinated notes due 2015	—	370,740	—
Purchase of hedge on convertible senior subordinated notes due 2015	—	(107,607)	—
Sale of common stock warrants	—	50,371	—
Purchase of common stock	—	(424,816)	—

Net cash used in financing activities	(117,128)	(110,066)	(28,974)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,231)	425,368	(277,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	775,693	350,325	628,085

CASH AND CASH EQUIVALENTS, END OF PERIOD	$708,462	$775,693	$350,325

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
SUPPLEMENTAL INFORMATION:
Interest paid	$19,265	$3,373	$117

Income taxes paid	$126,431	$142,660	$110,305

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment financed by capital leases	$235	$798	$419
Accrual for purchases of property and equipment	$2,635	$4,211	$4,643
Settlement of note receivable	$—	$(46,667)	$—
Acquisition of license rights	$—	$90,657	$—
Transfer of securities from available-for-sale to trading	$—	$228,633	$—
In connection with the purchase of all of the capital stock of Indevus Pharmaceuticals, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$868,581	$—	$—
Cash paid for the capital stock	(368,034)	$—	$—
Contingent consideration	(172,860)	$—	$—
Liabilities assumed	$449,142	$—	$—

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTE 1. Description of Business

Endo Pharmaceuticals Holdings Inc. (referred to as the Company or we) is a specialty pharmaceutical company. The Company, through its wholly-owned subsidiary, Endo Pharmaceuticals Inc. (referred to as Endo or EPI), is engaged in the research, development, manufacturing, marketing and sale of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate and bladder cancer and the early onset of puberty in children, or central precocious puberty. The Company was incorporated on November 18, 1997 under the laws of the state of Delaware. The stock of Endo is the only asset of the Company, and the Company has no other operations or business.

In the first quarter of 2009, we acquired Indevus Pharmaceuticals (referred to as Indevus), a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Endo Pharmaceuticals Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications—Certain prior period amounts in the Consolidated Balance Sheets, Statements of Cash Flows and Statements of Operations have been reclassified to conform to the current period presentation.

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made and assumptions used are in the determination of sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses; inventory reserves; deferred taxes; contingencies; the valuation of stock-based compensation; the capitalization of and the selection of amortization periods for intangible assets with finite lives; fair value of acquisition-related contingent consideration; and the assessment of the recoverability of long-lived and other intangible assets, including goodwill.

Customer, Product and Supplier Concentration—We sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Net sales to customers who accounted for 10% or more of our net sales during the years ended December 31 were as follows:

	2009	2008	2007
Cardinal Health, Inc.	35%	36%	34%
McKesson Corporation	29%	31%	31%
AmerisourceBergen Corporation.	16%	15%	15%

The Company derives a majority of its net sales from a limited number of products. Products that accounted for 10% or more of our Net sales during the years ended December 31 were as follows:

	2009	2008	2007
Lidoderm®	52%	61%	65%
Opana® ER and Opana®	16%	14%	10%
Percocet®	9%	10%	11%

We have agreements with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Almac Pharma Services and Sharp Corporation for the manufacture and supply of a substantial portion of our existing pharmaceutical products. Additionally, we utilize UPS Supply Chain Solutions, Inc. for customer service support, warehouse and distribution services (see Note 14 for further details).

Revenue Recognition—Our revenues consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

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

Purchased In-Process Research and Development—Purchased in-process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchase business combination or asset acquisition that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination after January 1, 2009, are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period in which (i.e., the period prior to completion or abandonment) those acquired indefinite- lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Alternatively, the fair value of assets acquired as part of an asset acquisition is charged to expense as of the date of acquisition.

Cash and Cash Equivalents—The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2009, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Marketable Securities—At the time of purchase, we classify our marketable securities as either available-for-sale securities or trading securities, depending on our intent at that time. In rare or unique circumstances, management may determine that a one-time transfer of securities from available-for-sale to a trading classification is appropriate.

Available-for-sale and trading securities are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income or net income, respectively. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale securities to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in net income. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Generally, the Company classifies marketable securities as current when maturity is less than or equal to twelve months or, if time to maturity is greater than twelve months, when they represent investments of cash that are intended to be used in current operations.

The cost of securities sold is based on the specific identification method. Auction-rate securities that become illiquid as a result of a failed auction are generally classified as non-current assets as the Company cannot predict when future auctions related to these securities will be successful.

Concentrations of Credit Risk— Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable debt securities, and accounts receivable. We invest our excess cash in high-quality, liquid money market instruments and auction-rate debt securities maintained by major U.S. banks and financial institutions. We have not experienced any losses on our cash equivalents.

At December 31, 2009, $232.6 million of our marketable securities portfolio is invested in auction-rate securities with underlying ratings ranging from AAA to Baa. As explained in Note 3, the fair value of these securities, as determined using a valuation model, was $232.6 million, $16.5 million less than their original par value of approximately $249.1 million. Due to the continuing changes and uncertainty in the credit markets, it is possible that the valuation of auction-rate securities will further fluctuate in the near term.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 78% and 86% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2009 and 2008, respectively.

Inventories—Inventories consist of finished goods held for distribution, raw materials and work-in-process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write-down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of the related assets, ranging from two to ten years, on a straight-line basis. Leasehold improvements and capital lease assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of their respective leases.

License Rights—The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years, with a weighted average useful life of approximately 10.3 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms.

Impairment of Long-Lived Assets—Long-lived assets, which includes property and equipment, and other intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

Goodwill—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of January 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model prescribes a two-step method for determining a goodwill impairment. In the first step, we determine the fair value of our two reporting units using a discounted cash flow analysis. If the net book values of our reporting units exceed the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting units’ fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Advertising Costs—Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $56.9 million, $50.9 million and $47.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Effective January 1, 2007, we adopted the provisions for accounting for uncertain tax provisions, Accordingly, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Contingencies—The Company is subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses. Contingent accruals are recorded when the Company determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events.

Contingent Consideration—We account for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Indevus acquisition, we are contractually obligated to pay additional purchase price consideration upon the achievement of certain regulatory or commercial milestones. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions for share based compensation using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.

Segment Information—We report segment information in accordance with applicable guidance on segment disclosures. We have one reportable segment, pharmaceutical products.

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

Treasury Stock—Treasury stock consists of shares of Endo Pharmaceuticals Holdings Inc. that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. If these shares are reissued, we use an average cost method for determining cost. Proceeds in excess of cost would then be credited to additional paid-in capital. No treasury shares have been reissued as of December 31, 2009.

Convertible Senior Subordinated Notes—We accounted for the issuance of our 1.75% Convertible Senior Subordinated Notes due April 2015 (referred to as the Convertible Notes) in accordance with the guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion, which among other items, specifies that contracts issued or held by an entity that are both (1) indexed to the entities own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative financial instruments if the appropriate provisions are met. Accordingly, we have recorded the Convertible Notes as long-term debt in the accompanying consolidated balance sheets.

Concurrent with the issuance of the Convertible Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers. In addition, we sold warrants to affiliates of certain of the initial purchasers. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 12. We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance regarding the accounting derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The call options, warrants, and accelerated share repurchase agreement meet the requirements to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in the accompanying consolidated balance sheet.

Recently Adopted Accounting Pronouncements

The Company adopted new authoritative guidance on business combinations for acquisitions occurring on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development ( referred to as IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. See Note 5 for Indevus purchase accounting details.

The Company adopted new authoritative guidance on collaborative arrangements which was effective January 1, 2009 and the provisions have been applied retroactively. According to this pronouncement a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure applies to the entire collaborative agreement. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company adopted new authoritative guidance on the fair value option for financial assets and financial liabilities which became effective for fiscal years beginning after November 15, 2007. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. This authoritative guidance helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, the adoption did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS with respect to certain auction rate securities in UBS accounts, we elected the fair value option for the auction-rate securities rights (See Note 3).

The Company adopted the new authoritative guidance on convertible debt instruments that may be settled in cash or other assets on conversion as of January 1, 2009. The guidance requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of this new guidance. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of the guidance are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will result in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes. See Note 17 for further details.

The Company adopted the new authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active for the period ending September 30, 2008. The guidance clarifies the application of fair value measurements when determining the fair value of a financial asset when the market for that asset is not currently active. Additionally, it emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. The guidance clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. See Note 3 for a further discussion of fair value.

The Company adopted the new authoritative guidance on interim disclosure about fair value of financial instruments beginning with the period ending June 30, 2009. The guidance amends previous authoritative guidance by requiring disclosures with respect to the fair value of financial instruments in interim and annual financial statements. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition; however it did result in enhanced disclosures about fair value of financial instruments in our interim financial statements. See Note 3, Fair Value Measurements for further discussion.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (referred to as a VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company is currently evaluating the impact on our consolidated results of operations and financial position.

In September 2009, the FASB ratified authoritative guidance relating to revenue recognition in multiple element arrangements, which is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements with early adoption permitted. The guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, it will require the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. The Company is currently evaluating the impact on our consolidated results of operations and financial position.

NOTE 3. Fair Value Measurements

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable, acquisition related contingent consideration and our debt obligations. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments for the years ended December 31 (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$25,275	$25,275	$6,500	$6,500
Auction-rate securities rights	15,659	15,659	—	—

Long-term assets:
Auction-rate securities	207,334	207,334	234,005	234,005
Auction-rate securities rights	—	—	27,321	27,321
Equity securities	4,458	4,458	5,199	5,199
Equity and cost method investments	30,236	N/A	27,343	N/A

	$282,962		$300,368

Long-term liabilities:
Acquisition-related contingent consideration	$(58,470)	$(58,470)	$—	$—
1.75% Convertible Senior Subordinated Notes Due 2015	$(260,279)	$(277,651)	$(243,150)	$(236,852)
Non-recourse Notes Payable	(62,255)	(61,896)	—	—
Minimum Voltaren® Gel royalties due to Novartis	(49,996)	(49,996)	(46,625)	(46,625)

	$(431,000)	$(448,013)	$(289,775)	$(283,477)

Equity securities consist of publicly traded common stock the value which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration represents amounts payable to the former shareholders under contingent cash consideration agreements relating to the development of AveedTM and octreotide (see Note 5 for further details). These amounts are required to be measured at fair value on a recurring basis. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and a stock price volatility of 36% that was based on historic volatility of the Company’s common stock and other factors. The Non-recourse Notes were recorded at fair value as of February 23, 2009, the date we acquired Indevus. Fair value was determined using an income approach (present value technique). The Non-recourse Notes due in 2024 are being amortized down to their face value at maturity of $57.0 million (see Note 17 for further details). The fair value of our Non-recourse Notes at December 31, 2009 was determined using an income approach (present value technique) consistent with the methodology used as of February 23, 2009.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at December 31, 2009 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of December 31, 2009. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our $20.0 million cost method investment.

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities, auction-rate securities rights, and acquisition-related contingent consideration. In addition, due to developments during the fourth quarter ended December 31, 2009, the Company was required to measure certain indefinite-lived intangible assets which are subject to the fair value guidance on a nonrecurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$279,772	$—	$—	$279,772
Auction-rate securities	25,275	—	207,334	232,609
Auction-rate securities rights	—	—	15,659	15,659
Equity securities	4,458	—	—	4,458

Total	$309,505	$—	$222,993	$532,498

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	(58,470)	$(58,470)

Total	$—	$—	$(58,470)	$(58,470)

Auction-rate securities included in Level 1 represent trading securities that were sold subsequent to December 31, 2009 at amounts equal to our original par value investment. Consequently, these trading securities categorized within Level 1 of the fair value hierarchy are classified as current marketable securities at December 31, 2009.

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

At December 31, 2009 and 2008, the Company determined that the market for its auction-rate securities were inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

The Company’s auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of Baa3 or better as of December 31, 2009. Further, the issuers have been making interest payments promptly.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (referred to as UBS) made an offer (referred to as the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively referred to as the UBS Entities), pursuant to which the Company received auction-rate securities rights (referred to as the Rights) to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (referred to as the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. As of December 31, 2009, we had Eligible Auction-Rate Securities with a par value of $230.3 million, representing 92% of our total auction-rate securities portfolio at par. The remaining eight percent (8%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

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

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intended to hold the illiquid securities until their scheduled maturity date. As a result of the change, we recognized an other than temporary impairment charge as of December 31, 2008 of approximately $26.4 million that is included in Other (income) expense, net in the Consolidated Statements of Operations.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Subsequent changes to the fair value of these trading securities resulted in $15.2 million of income during 2009 and additional expense of $4.2 million during the years ended December 31, 2009 and 2008, respectively, and were recorded in Other (income) expense, net in the Consolidated Statements of Operations.

During 2008, we elected the fair value option for our auction-rate securities rights. As a result of our election, the fair value of the auction-rate securities rights are re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view, the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. At December 31, 2009, the fair value of our auction-rate securities rights were $15.7 million to reflect the fair value measurement of the auction-rate securities rights at that date. The changes in fair value from November 10, 2008 to December 31, 2008 resulted in a $1.9 million gain compared to an $11.7 million loss during the year ended December 31, 2009. These amounts were recognized in earnings and included in other (income) expense, net in the Consolidated Statements of Operations.

Valuation of the Auction-Rate Securities

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The weighted average life used for each security representing time to maturity ranges from five to eight years. The weighted average life measured across the entire auction-rate portfolio is approximately eight years.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on December 31, 2009 and 2008 ranged from 5.37% to 6.12% and 3.86% to 3.96%, respectively. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At December 31, 2009 and 2008, the spreads over the base rate for our securities applied to our securities ranged from 154 basis points to 410 basis points and 264 basis points to 588 basis points, respectively.

•

The Company believes that a market participant would require an adjustment to the required rate of return to adjust for the lack of liquidity. We do not believe it is unreasonable to assume a 150 basis points adjustment to the required rate of return and a term of either three, four or five years to adjust for this lack of liquidity. The increase in the required rate of return decreases the prices of the securities. However, the assumption of a three, four or five-year term shortens the times to maturity and increases the prices of the securities. The Company has evaluated the impact of applying each term and the reasonableness of the range indicated by the results. The Company chose to use a four-year term to adjust for the lack of liquidity as we believe it is the point within the range that is most representative of fair value. The Company’s conclusion is based in part on the fact that the fair values indicated by the results are reasonable in relation to each other given the nature of the securities and current market conditions.

At December 31, 2009, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $232.6 million, representing a seven percent (7%), or $16.5 million discount from their original purchase price or par value. This compares to approximately $240.5 million, representing a 12%, or $32.4 million discount from their original purchase price or par value at December 31, 2008. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at December 31, 2009 and 2008 were reduced by approximately $16.5 million and $32.4 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.6 million gain and a $1.7 million loss in shareholders’ equity in accumulated other comprehensive loss as of December 31, 2009, and 2008, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value. The Rights provide the Company with the ability to sell the Eligible Auction-Rate Securities at par to UBS beginning on June 30, 2010.

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

At December 31, 2009, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $15.7 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2009	$234,005	$27,321	$261,326
Securities sold or redeemed	(17,250)	—	(17,250)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	(25,275)	—	(25,275)
Changes in fair value recorded in earnings	15,222	(11,662)	3,560
Unrealized gain included in other comprehensive loss	632	—	632

Balance at December 31, 2009	$207,334	$15,659	$222,993

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2009	$—
Amounts acquired or issued	(186,560)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	128,090

Balance at December 31, 2009	$(58,470)

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008 (in thousands):

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

At December 31, 2009, the fair value of the Company’s trading securities was $214.9 million. The following is a summary of available-for-sale securities held by the Company as of December 31, 2009 and 2008 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2009:
Money market funds	$279,772	$—	$—	$279,772

Total included in cash and cash equivalents	279,772	—	—	279,772
Auction-rate securities	18,800	—	(1,096)	17,704
Equity securities	5,564	—	(1,106)	4,458

Long-term available-for-sale securities	24,364	—	(2,202)	22,162
Total available-for-sale securities	$304,136	$—	$(2,202)	$301,934

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2008:
Money market funds	$356,867	$—	$—	$356,867

Total included in cash and cash equivalents	356,867	—	—	356,867
Auction-rate securities	18,800	—	(1,729)	17,071
Equity securities	5,000	199	—	5,199

Long-term available-for-sale securities	23,800	199	(1,729)	22,270
Total available-for-sale securities	$380,667	$199	$(1,729)	$379,137

During the year ended December 31, 2009, we sold $23.8 million of auction-rate securities at par value. During the year ended December 31, 2008, we sold $113.8 million of original par value variable-rate demand obligations and $313.7 million of auction-rate securities at par value and $5.0 million of municipal bonds at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the period ended December 31, 2009 and 2008. The cost of securities sold is based on the specific identification method.

During the year ended December 31,2008, equity securities consisting of investments in open-end mutual funds that invest in U.S. government securities were sold in their entirety for cash proceeds totaling $15.2 million. Of the $15.2 million of cash proceeds, $15.0 million was a return of principal with the remaining $0.2 million accounted for as a realized holding gain in both 2008 and 2007. The realized gain is included in Other (Income) Expense, net in the Consolidated Statement of Operations. There were no realized holding gains and losses resulting from the sale of our auction-rate securities and variable rate demand obligations during the year ended December 31, 2008.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of February 19, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated Ca by Moody’s and CC by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

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

As of December 31, 2009, the yields on our long-term auction-rate securities ranged from 0.42% to 0.88%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2009, the weighted average yield for our long-term auction-rate securities was 0.73%. Total interest recognized on our auction-rate securities and variable rate demand obligations during the year ended December 31, 2009, 2008 and 2007 was $2.4 million, $15.5 million, and $11.6 million respectively. Further, the issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,704	18,800	17,071
Equity securities	5,564	4,458	5,000	5,199

Total	$24,364	$22,162	$23,800	$22,270

The Company’s financial assets measured at fair value on a nonrecurring basis at December 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Aveed™ indefinite-lived intangible asset	$—	$—	$35,000	$(65,000)

Total	$—	$—	$35,000	$(65,000)

As a result of the FDA’s Complete Response letter related to our NDA for Aveed™, the Company performed an impairment review for the Aveed™ intangible asset and concluded that it is required, under generally accepted accounting principles, to record a pre-tax, non-cash impairment charge to write-down the asset to its estimated fair value. In the complete response letter, the FDA requested information to address the agency’s concerns regarding rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that our proposed Risk Evaluation and Mitigation Strategy with respect to the product is not sufficient. We believe that significant regulatory uncertainty currently exists with respect to the timing, label and regulatory path forward for AveedTM, and accordingly determined that a review for asset impairment was appropriate. Although the Company is continuing to evaluate the FDA’s findings to better understand the agency’s concerns, we were required to estimate the fair value of our AveedTM indefinite-lived intangible asset as of the date we received the Complete Response letter. To estimate fair value we assessed the possible changes to the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. In January 2010, the Company was notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. Therefore, management considered the likely benefit of patent exclusivity when estimating these future cash flows. To calculate the fair value of the Aveed™ intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor of 15% which we believe to be commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval associated with each potential indication and population of eligible recipients. The Company believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the Aveed™ intangible asset was determined to be $35 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $65 million for the year ended December 31, 2009, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge has been recognized in earnings and included the Impairment of other intangible assets line item in the Consolidated Statements of Operations. Changes in any of these assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

As required, we also performed an impairment analysis on all other indefinite-lived intangible assets as of January 1, 2010. None of our other indefinite-lived intangible assets are impaired.

NOTE 4. INVENTORIES

Inventories are comprised of the following for the years ended December 31 (in thousands):

	2009	2008
Raw materials	$8,510	$7,157
Work-in-process	25,799	10,131
Finished goods	50,584	63,368

Total	$84,893	$80,656

NOTE 5. ACQUISITIONS

Indevus Pharmaceuticals, Inc.

On February 23, 2009 (referred to as the Acquisition Date), the Company completed its initial tender offer (referred to as the Offer) for all outstanding shares of common stock, par value $0.001 per share (referred to as the Indevus Shares), of Indevus, a Delaware corporation. On that day, the Company accepted for payment in accordance with the terms of the Offer, approximately 60.3 million Indevus Shares representing approximately 76% of the total outstanding Indevus Shares. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (referred to as the Merger), the Company completed its acquisition of

Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments (referred to as the Offer Price), pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer. The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. The fair value of those potential obligations is $58.5 million at December 31, 2009.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology, endocrinology and oncology. Following the completion of the Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Approved products include the following:

•

Sanctura® (trospium chloride) was launched in August 2004. Sanctura® is indicated for the treatment of overactive bladder (referred to as OAB) with symptoms of urge urinary incontinence, urgency and urinary frequency. Sanctura® is currently promoted in the U.S. by Allergan Inc.

•

Sanctura XR® (trospium chloride extended release capsules) is a 60 mg, once-daily formulation of Sanctura®, the only approved quaternary amine compound clinically proven to effectively treat OAB symptoms in as early as one week, with a low incidence of side effects. Sanctura XR® is currently promoted in the U.S. by Allergan Inc. and by Madaus AG in Europe.

•

Supprelin® LA (histrelin acetate) was launched in June 2007. Supprelin® LA is a 12-month hydrogel implant for treating central precocious puberty (referred to as CPP) or the early onset of puberty in children. Supprelin® LA utilizes our patented Hydron® Polymer Technology, designed to provide the continuous 12-month administration of a controlled dose of histrelin, a GnRH agonist.

•

Vantas® (histrelin) was launched in the U.S. in November 2004. Vantas® is a soft and flexible 12-month hydrogel implant currently marketed in the U.S. that provides histrelin, a luteinizing hormone releasing hormone (referred to as LHRH) agonist, for the palliative treatment of advanced prostate cancer. The product utilizes our patented Hydron® Polymer Technology that allows for a controlled delivery of medicine over a 12-month period. In November 2005, Vantas® was approved in Denmark, and in March 2006, received approval for marketing in Canada from Health Canada. Regulatory approval was granted in May 2007 in Germany, Ireland, Italy, Spain and the United Kingdom. As of August 2007, Vantas® was approved in Thailand, Singapore, and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. Additionally, Vantas® received approval in Argentina in January 2007 and is currently being marketed in that country.

•

Delatestryl® (testosterone enanthate) is a marketed injectable testosterone preparation for the treatment of male hypogonadism. Delatestryl® provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection.

•

Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device. The Hydron® Implant is designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. This technology serves as the basis for two of our currently marketed products including Vantas® and Supprelin® LA.

•

Valstar® (valrubicin) is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (referred to as BCG)-refractory carcinoma in situ (referred to as CIS) of the bladder. Valstar®, originally approved by the FDA in 1998, was withdrawn from the market due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, the Company submitted a supplemental New Drug Application (referred to as sNDA) to the FDA seeking approval to reintroduce Valstar® and in February 2009 obtained FDA approval of its sNDA for Valstar®. In September 2009, we launched Valstar® for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support our newly launched product.

Primary development products include the following:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido® which the Company acquired the U.S. rights to from Schering AG, Germany, in July 2005. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. The contingent cash consideration agreement relating to the product, which we have historically referred to as the Nebido® Contingent Cash Consideration Agreement, will now be referred to as the AveedTM Contingent Cash Consideration Agreement throughout this Report. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed REMS is not sufficient. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

•

Octreotide implant, currently in Phase III clinical trials for the treatment of acromegaly, utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (referred to as GH). Octreotide implant is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. The octreotide implant is also currently in Phase II trials for the treatment of carcinoid syndrome.

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

The operating results of Indevus from February 23, 2009 to December 31, 2009 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The acquisition date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The contingent consideration relates to the amounts payable under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (referred to as AveedTM With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

Further, in the event that the AveedTM Without Label approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect cumulative net sales of AveedTM of at least $125.0 million for four consecutive calendar quarters on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM (referred to as AveedTM Net Sales Event), then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus. In the event that the AveedTM Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of AveedTM then the Company will not pay, and former Indevus stockholders will not receive, any additional amounts under the AveedTM Contingent Cash Consideration Agreement.

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

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (referred to as the Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the Aveed TM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

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

As of December 31, 2009, the fair value of the acquisition-related contingent consideration decreased by approximately $128.1 million from the acquisition date primarily reflecting management’s current assessment of the decreased probability that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations. Changes in any of our assumptions may result in a further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

As of December 31, 2009, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the Aveed TM Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement or related to the Valera Contingent Consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	February 23, 2009 (As initially reported)	Measurement Period Adjustments	February 23, 2009 (As adjusted)
Cash and cash equivalents	$117,675	$—	$117,675
Accounts receivable	13,725	866	14,591
Inventories	15,808	1,349	17,157
Prepaid and other current assets	8,327	(5)	8,322
Property, plant and equipment	8,266	590	8,856
Other intangible assets	586,900	(54,000)	532,900
Deferred tax assets	159,769	7,980	167,749
Other non-current assets	764	567	1,331

Total identifiable assets	$911,234	$(42,653)	$868,581

Accounts payable	$(5,081)	$(35)	$(5,116)
Accrued expenses	(27,357)	632	(26,725)
Convertible notes	(71,682)	(830)	(72,512)
Non-recourse notes	(115,235)	—	(115,235)
Deferred tax liabilities	(234,599)	23,952	(210,647)
Other non-current liabilities	(18,199)	(708)	(18,907)

Total liabilities assumed	(472,153)	23,011	(449,142)

Net identifiable assets acquired	$439,081	$(19,642)	$419,439
Goodwill	$102,490	$18,965	$121,455

Net assets acquired	$541,571	$(677)	$540,894

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. As of December 31, 2009, our measurement period adjustments are complete.

Of the $532.9 million of acquired intangible assets, $255.9 million was assigned to in-process research and development. The remaining $277.0 million has been assigned to license rights and is subject to a weighted average useful life of approximately 11 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar®(1)	$88.0	n/a
AveedTM	100.0	n/a
Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Pro2000	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval.

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

The $121.5 million of goodwill was assigned to our pharmaceutical products segment, which is our only reportable segment as of December 31, 2009. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $167.7 million are related primarily to federal net operating loss and credit carryforwards of Indevus and its subsidiaries. The deferred tax liabilities of $210.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

During the year ended December 31, 2009, we recorded a net gain of $93.1 million of acquisition-related items. These amounts are included “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Items
February 23, 2009 to December 31, 2009
Investment bank fees, includes Endo and Indevus	$13,030
Accounting and legal	7,851
Separation and other costs	14,128

35,009
Changes in fair value of acquisition-related contingent consideration	(128,090)

Total	$(93,081)

The amounts of revenue and net loss of Indevus included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009 are as follows (dollars in thousands, except per share data):

Revenue and Losses included in the Consolidated Statements of Operations
February 23, 2009 to December 31, 2009
Revenue	$66,719
Net loss	$(107,779)
Basic and diluted loss per share	$(0.92)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the year ended December 31, 2009 and on January 1, 2008 for the year ended December 31, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Indevus been completed on January 1, 2008 or January 1, 2009, nor are they indicative of any future results.

	Twelve Months Ended December 31,
	2009	2008
Pro forma consolidated results (in thousands, except per share data):
Revenue	$1,471,141	$1,326,717
Net income	$243,336	$192,826
Basic net income per share	$2.08	$1.56
Diluted net income per share	$2.07	$1.56

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

In December 2007, the Company initiated the first of two phase III clinical trials of EN3285 for the prevention or delay of oral mucositis (OM). Endo had agreed to the trial design with the FDA under the Special Protocol Assessment (referred to as SPA) process. In March 2008, the first dosage of EN 3285 was administered to a patient enrolled in the clinical phase III trial, triggering a contingent purchase consideration payment to former shareholders of RxKinetix in the amount of $15 million that was made in March 2008. In April 2008, the FDA notified us that they were placing our studies on clinical hold pending the submission to the FDA of additional pre-clinical data. In February 2009, the Company decided to discontinue all development activities related to EN3285.

NOTE 6. LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG and Novartis Consumer Health, Inc.

On March 4, 2008, we entered into a License and Supply Agreement (referred to as the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (referred to as Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (referred to as Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (referred to as the FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during 2009 and 2008. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

Endo shall be solely responsible to commercialize the Licensed Product during the term of the Voltaren® Gel Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, Endo is required to incur a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (referred to as details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement Further, during the term of the Voltaren® Gel Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

During the term of the Voltaren® Gel Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (referred to as OTC) product in the United States, referred to as an OTC Switch, by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold prior to the launch of the OTC equivalent product by Novartis or its affiliates.

The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013. Endo has the option to extend the Voltaren® Gel Agreement for two successive one year terms. The Voltaren® Gel Agreement will remain in place after the first two renewal terms unless either party provides written notice of non-renewal to the other party at least six months prior to the expiration of any renewal term after the first renewal term or the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within ninety (90) days from the giving of written notice. Endo may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the United States of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum details in any given six-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the United States of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (referred to as the Hind License Agreement) with Hind Healthcare Inc., (referred to as Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During 2009, 2008 and 2007, we recorded $84.9 million, $84.8 million and $78.2 million for these royalties to Hind, respectively. At December 31, 2009 and 2008, $22.8 million and $22.8 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. (referred to as Penwest) to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this agreement between the parties (referred to as the 2002 Agreement) to provide, among other things, that this collaboration would cover only the opioid analgesic product, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of Opana® ER. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which Opana® ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (referred to as the 2007 Amendment) to the 2002 Agreement. Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reached profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of December 31, 2009, Endo has recouped approximately $24.3 million of these unfunded development costs.

Royalties will be reduced by fifty percent (50%) until we recoup our previously recognized unfunded development costs, after which time royalties will be payable on annual net sales based on the royalty rates described above. In September 2008, the $41 million royalty threshold was met. As a result, we began incurring royalties on the net sales of Opana® ER. Such royalties will be reduced by fifty percent (50%) until we recoup Penwest’s share of the unfunded development costs of $28 million, after which time royalties will be payable on annual net sales based on the royalty rates described above. During the year ended December 31, 2009, we recorded, in costs of sales, royalties on the net sales of Opana® ER of approximately $19.3 million. Royalties of $5.0 million were payable during the year ended December 31, 2008.

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

Vernalis Development Limited

In July 2004, we entered into a License Agreement and a Loan Agreement with Vernalis Development Limited (referred to as Vernalis), under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (referred to as Frova®) in North America (referred to as the Vernalis License Agreement). Frova® was launched in June 2002 in the U.S. and is indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30 million and annual $15 million payments each in 2005 and 2006. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. We capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the loan and its present value at inception as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset into cost of revenues on a straight-line basis over its estimated useful life of twelve and one-half years.

Under the terms of the License Agreement, we would have been required to make a $40 million milestone payment upon FDA approval for the short-term prevention of menstrual migraine indication. In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our supplemental new drug application (sNDA) for Frova® for the additional indication of short-term prevention of menstrual migraine. In April 2008, Endo notified the FDA of the withdrawal of the sNDA without prejudice to refiling as afforded under 21 CFR 314.65 for Frova® 2.5 mg tablets. Frova® is approved and marketed for the acute treatment of migraine with or without aura in adults.

In addition, Vernalis could receive one-time milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. We withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (referred to as Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized the product Frova® in Canada, under the Canadian Trademark.

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

In February 2008, we entered into a termination agreement with Vernalis to terminate the existing loan agreement between the parties and to settle the outstanding note receivable. Concurrent with the termination agreement, we entered into Amendment No. 4 to the 2004 License Agreement between Vernalis and the

Company (referred to as Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the United States. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85 million threshold. We received a cash payment from Vernalis of $7 million and acquired an intangible asset representing a future royalty stream on the net sales of Frova® as consideration for the full settlement of the note receivable.

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

Accordingly, we recorded the intangible asset on our books in an amount equal to the book value of the note receivable surrendered, after applying the $7 million payment received from Vernalis, or $46.7 million. We are amortizing this acquired intangible asset into cost of revenues on a straight-line basis over its estimated useful life of nine years. The nine-year estimated useful life is consistent with the period of time we currently expect to maximize use of the asset without the significant risk of generic competition for Frova®.

Allergan/Esprit

In September 2007, Indevus entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc (referred to as Esprit), which re-defined the obligations of each party and superseded all previous agreements (referred to as the Allergan Agreement). On October 16, 2007, the effective date of the Allergan Agreement, Allergan, Inc. (referred to as Allergan) acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, we received the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties. Aggregate minimum royalties for the remainder of the Allergan Agreement amount to approximately $112 million, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, or earlier in the case of generic competition, Allergan has the right to reduce, subject to quarterly and annual restrictions, royalty payments by $20 million in the aggregate. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of Sanctura® and Sanctura XR® will be reimbursed to the Company by Allergan up to six percent (6%) of net sales. Pursuant to the Allergan Agreement, on August 13, 2008, Allergan assumed responsibility to manufacture Sanctura XR® for its use. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of Sanctura XR® or the last to expire patent covering Sanctura XR® in the United States. Either party may also terminate the Allergan Agreement in the event of a material breach by the other party. In August 2008, Indevus assigned its rights to receive a fixed percentage of net sales and $20 million related to a long-term commercialization milestone related to generic competition to the holders of the Non-recourse Notes (see Note 17).

In May 2008, together with Madaus AG, Indevus licensed to Allergan the exclusive right to develop, manufacture, and commercialize Sanctura XR® in Canada. As a result, the Company could receive milestone payments upon achievement of certain sales thresholds. In addition, third-party royalties owed by the Company on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, after which Allergan will have a fully-paid license.

Madaus

In November 1999, Indevus entered into an agreement with Madaus to license the exclusive rights to develop and market certain products, including Sanctura® in the United States. In exchange for these rights, Indevus agreed to pay Madaus potential regulatory and sales milestone payments and royalties on net sales of the licensed products or, if sublicensed by Indevus, a portion of royalties received from its sublicensee on net sales of the licensed product by the sublicensee, in lieu of royalty payments. The agreement expires on the tenth annual anniversary of the 2004 launch of Sanctura XR® provided either party may also terminate this agreement in the event of a material breach by the other party. The term of the agreement continues for ten years from the first commercial sale of each licensed product, after which the license is fully paid for that licensed product.

In November 2006, Indevus entered into (i) a License and Supply Agreement and (ii) an amendment to its original license agreement with Madaus (collectively referred to as the Madaus Agreements). Under the Madaus Agreements, Indevus agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient for production of Sanctura XR® through November 2007, (b) license to Madaus the rights to sell Sanctura XR® in all countries outside of the U.S. (referred to as the Madaus Territory) except Canada, Japan, Korea and China (referred to as the Joint Territory), (c) pay to Madaus a fee based on the number of capsules of Sanctura XR® sold in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply Sanctura XR® to Madaus for a specified period of time, (e) provide development committee support for a defined period, and (f) provide future know-how to Madaus. In exchange, Madaus (a) waived all rights to manufacture Sanctura XR® , (b) agreed to purchase Sanctura XR® from Indevus at cost plus a fee based on the number of Sanctura XR® capsules sold in the Madaus Territory, and (c) agreed to make payments upon the achievement of certain commercial milestones and royalties based on future sales of Sanctura XR® in the Madaus Territory. The Company and Madaus will share the economics of development and commercialization in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of Sanctura XR® in any country in the Joint Territory, the other party has the right to develop and commercialize Sanctura XR® in that country. The Company will also pay Madaus a portion of royalties the Company receives for Sanctura® and Sanctura XR® subject to a minimum of 4% of net sales, which is offsetable against any third party royalties owed by the Company. The term of the Madaus Agreements for Sanctura XR® extends until the expiration, on a country-by-country basis, of all royalty obligations owed to the Company from Madaus which ceases upon the last to expire applicable patent in the Madaus Territory. Either party may also terminate this agreement in the event of a material breach by the other party.

Supernus

In March 2003, Indevus entered into a Development and License Agreement (referred to as the Supernus Agreement) with Supernus Pharmaceuticals, Inc. (referred to as Supernus) pursuant to which Supernus agreed to develop Sanctura XR® and granted exclusive, worldwide rights under certain Supernus patents and know-how to Indevus. The Supernus agreement includes potential future development and commercialization milestone payments from the Company to Supernus, including royalties based on sales of Sanctura XR®, and potential future development and commercialization milestone payments for up to an aggregate of $2.4 million upon the launch of Sanctura XR® in certain geographic areas. In addition, the Supernus agreement includes potential future development and commercialization milestone payments for up to an aggregate of $4.5 million upon the launch of new formulations and over-the-counter products. The Company is responsible for all development costs and the commercialization of Sanctura XR® under the Supernus agreement. The Supernus agreement continues until the earlier of, in any particular country, (i) the last date on which the manufacture, use or sale of licensed product in such country would infringe a valid claim of a licensed patent in such country but for the license granted by the agreement; or (ii) twelve years from the date of first commercial sale of licensed product in such country. Either party may also terminate this agreement in the event of a material breach by the other party or by mutual consent.

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

Orion Corporation

In April 2008, Indevus entered into a License, Supply and Distribution Agreement (referred to as the Orion Agreement) with Orion Corporation (referred to as Orion) granting Orion the rights to market Vantas® in Europe and in certain other countries outside of Europe. Vantas® is currently approved for the treatment of advanced prostate cancer in Denmark, the United Kingdom and other European countries, and the Company is seeking additional European approval through the mutual recognition procedure. The Company could receive certain contingent payments from Orion based on approvals and sales thresholds. Additionally, the Company will supply Vantas® to Orion at a pre-determined transfer price subject to annual minimum purchase requirements. The Orion Agreement expires in April 2023, unless earlier terminated by either party in the event of a material breach by the other party. The Orion Agreement will automatically renew for one-year periods, subject to the right of either party to terminate the agreement at any time effective at the end of the initial fifteen-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party.

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (referred to as the Grünenthal Agreement) with Grünenthal GMBH (referred to as Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 19 million euros (approximately $27 million at December 31, 2009) and possibly development and commerce milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

Bioniche Life Sciences Inc.

In July 2009, the Company entered into a License, Development and Supply Agreement (referred to as the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively referred to as Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as Urocidin™, in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. Urocidin™

is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20.0 million in July 2009, which was recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $110 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to Urocidin™. Bioniche will manufacture Urocidin™ and receive a transfer price for supply based on a percentage of Endo’s annual net sales of Urocidin™. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. (referred to as the ProStrakan Agreement). Fortesta™, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense. In addition, ProStrakan could potentially receive up to approximately $200 million in additional payments linked to the achievement of future regulatory and commercial milestones related to Fortesta™. ProStrakan will exclusively supply Fortesta™ to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months, prior written notice at no cost to the Company.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (referred to as ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The Company will continue to work closely with the FDA to address their questions and we expect to file a complete response, mid-2010. The milestone payment to ProStrakan related to FDA approval of Fortesta™ is reduced the longer such approval takes, subject to certain limits.

BayerSchering

In July 2005, Indevus licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (referred to as BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (referred to as the BayerSchering Agreement). The Company is responsible for the development and commercialization of AveedTM in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of AveedTM. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.

In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of AveedTM. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. The BayerSchering Agreement expires ten years after the first commercial sale of AveedTM.

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

Under the Teva Agreement, the Company could receive up to $142.5 million in development and sales threshold milestone payments, including an estimated $11.0 million of contractual payments to be received during the Phase IIb study, of which the Company has received $10.0 million as of December 31, 2009. The term will extend on a country-by-country basis from the effective date to the later of twelve years from first commercial sale or the last valid claim in a country in the territory. Teva may terminate the Teva Agreement (i) by giving notice within a certain time frame from the completion of the Phase IIb study, and (ii) anytime with a specified advance notice, except no such termination will be effective until the completion of any ongoing Phase IIb study. If Teva terminates the Teva Agreement after a product is approved, the Company will pay Teva royalties on its revenues up to an aggregate of certain amounts expended by Teva on development and commercialization. Either party may terminate the Teva Agreement in the event of a material breach by the other party.

Hydron Technologies, Inc.

In November 1989, GP Strategies Corporation (referred to as GP Strategies), then known as National Patent Development Corporation, entered into an agreement (referred to as the Hydron Agreement) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera Pharmaceuticals, Inc. (referred to as Valera, now a wholly-owned subsidiary of the Company known as Endo Pharmaceuticals Valera Inc.) entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, and all of Valera’s rights under the Hydron Agreement, and certain other agreements with The Population Council and Shire US, Inc.

Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell and distribute any prescription drug or medical device and certain other products made with the Hydron® Polymer Technology. Hydron Technologies retained an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Hydron® Polymer Technology in certain consumer and oral health fields.

Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the Hydron® Polymer Technology, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of Hydron® Polymer Technology if Hydron Technologies elects to purchase them from the Company. In the event the Company withdraws from the business of manufacturing the Hydron® Polymer Technology, the Company will assign all of its right and interest in the Hydron trademark to Hydron Technologies. The agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.

Orexo AB

In August 2004, we entered into an agreement with Orexo AB (referred to as the Orexo), granting us the exclusive rights to develop and market Orexo AB’s patented sublingual muco-adhesive fentanyl product (referred to as Rapinyl™) in North America (referred to as the Orexo Agreement). Rapinyl™ is a sub-lingual, fast-dissolving tablet of fentanyl intended for the treatment of breakthrough cancer pain. Rapinyl™ is based on Orexo’s unique patented technology for sublingual administration. The Orexo Agreement provided for us to make an up-front license fee payment of $10 million, which we capitalized as an intangible asset representing the fair value of the exclusive right to market products utilizing Orexo’s unique patented technology for sublingual administration. We were amortizing this intangible asset over its estimated useful life of twenty (20) years.

During the second quarter of 2008, the Company completed an in-depth review of its research and development (referred to as R&D) activities. The review included an analysis of the Company’s R&D priorities, focus and available resources for current and future projects as well as the commercial potential for each product. As a result of this review, in July 2008 the Company decided to discontinue development of Rapinyl™ and terminate the Orexo Agreement in accordance with its terms. As a result of this decision, the Company recorded a pre-tax impairment of other intangible assets in the amount of $8.1 million in the second quarter of 2008 to reduce the remaining balance of our Rapinyl™ intangible asset to zero and also recorded an impairment charge of approximately $3.1 million related to the impairment of property and equipment that has been included in research and development expenses.

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

EpiCept Corp.

In December 2003, we entered into a license granting us exclusive, worldwide rights to certain patents of EpiCept Corp. (referred to as EpiCept) as well as exclusive, worldwide commercialization rights to EpiCept’s LidoPAIN® BP product (referred to as EpiCept Agreement). The EpiCept Agreement provides for Endo to pay EpiCept milestones as well as royalties on the net sales of EpiCept’s LidoPAIN® BP product. Under this Agreement, we made an upfront payment to EpiCept of $7.5 million which we capitalized as an intangible asset representing the fair value of the exclusive right and the patents. We are amortizing this intangible asset over its useful life of thirteen (13) years. EpiCept has also retained an option to co-promote the LidoPAIN® BP product. Milestone payments made by Endo under this agreement, including regulatory milestones and sales thresholds, could total up to $82.5 million. In addition, the EpiCept Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The

EpiCept Agreement generally lasts until the underlying patents expire. In January 2009, EpiCept announced that it was discontinuing all drug discovery activities including the development of LidoPAIN® BP. However, the Company intends to maintain its patent rights conveyed by the EpiCept Agreement.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Pursuant to this agreement, we expensed upfront fees of $18.9 million as research and development during the year ended December 31, 2007. During the year ended December 31, 2008, we expensed $6.9 million of milestone payments. During the year ended December 31, 2009, we had no expenses for milestone payments pursuant to this agreement. Additional payments of approximately 71.0 million euros (approximately $102 million at December 31, 2009) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

We have also entered into certain other collaboration and discovery agreements with third parties for the development of pain management and other products. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.

We have also licensed from universities and other similar firms rights to certain technologies or intellectual property generally in the field of pain management. We are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require us to pay royalties on sales of the products arising from these agreements. These agreements generally permit Endo to terminate the agreement with no significant continuing obligation.

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company and the rights to negotiate an exclusive worldwide development and commercialization arrangement with respect to a certain technology for use in a specified indication. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo is committed to fund $3 million. No amounts have been funded under the line-of credit as of December 31, 2009. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of December 31, 2009, our investment in the privately-held company was $20 million, representing our maximum exposure to loss.

NOTE 7. Property and Equipment

Property and equipment is comprised of the following for the years ended December 31 (in thousands):

	2009	2008
Machinery and equipment	$17,331	$14,421
Leasehold improvements	22,567	17,459
Computer equipment and software	40,681	35,983
Assets under capital leases	1,222	1,542
Furniture and fixtures	8,094	7,824
Assets under construction	7,758	5,300

	97,653	82,529
Less accumulated depreciation	(50,124)	(38,151)

Total	$47,529	$44,378

Depreciation expense was $16.9 million, $13.0 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8. Goodwill and Other Intangibles

For the years ended December 31, changes in the carrying amount of Goodwill consisted of the following (in thousands):

Carrying Amount
Balance at December 31, 2008	$181,079
Acquisition of Indevus (Note 5)	121,455

Balance at December 31, 2009	$302,534

As of December 31, 2009, $204 million and $98 million was allocated to the Pain & Specialty Generics and UEO reporting units, respectively. As a result of the Indevus acquisition, Endo recorded goodwill of approximately $121.5 million, portions which were allocated to each reporting unit. In allocating the goodwill from the acquisition, Endo determined that the goodwill derived from the transaction was assignable to the Pain & Specialty Generics reporting unit due to the value associated with the forecasted synergies related to the acquisition.

On December 2 2009, the Company received a complete response letter from the FDA regarding its NDA for AveedTM and determined this to be a triggering event requiring us to perform an interim goodwill impairment test on our UEO reporting unit. Therefore, we performed a goodwill impairment test on our UEO reporting unit as of December 2, 2009 after giving effect to the AveedTM indefinite-lived intangible asset impairment. Our UEO reporting unit was also tested for impairment again as of January 1, 2010, our annual assessment date, along with our Pain & Specialty Generics reporting unit. The results of our analyses showed that the fair value of both of our reporting units substantially exceeded their respective carrying values and thus no goodwill impairment exists.

Based upon recent market conditions, and a lack of comparable market transactions for similar assets, Endo determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each reporting units’ fair value. The income approach converts future amounts to a single present value amount (discounted cash flow model). Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our reporting units at the measurement date.

Our other intangible assets consisted of the following at December 31, 2009 and December 31, 2008, respectively (in thousands):

	December 31, 2009	December 31, 2008
Indefinite-lived intangibles:
In process research and development	$100,900	$—
Definite-lived intangibles:
Licenses	$625,242	$257,757
Less accumulated amortization	(116,233)	(52,702)
Patents	—	3,200
Less accumulated amortization	—	(3,200)

	509,009	205,055

Other intangibles, net	$609,909	$205,055

Changes in the gross carrying amount of our other intangible assets for the year ended December 31, 2009, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2008	$260,957
Acquisition of Indevus (Note 5)	532,900
LecTec license	4,485
AveedTM impairment	(65,000)
Pro2000 impairment	(4,000)
Disposal of patents	(3,200)

Balance at December 31, 2009	$726,142

On November 11, 2009, we reached a settlement with LecTec Corporation on outstanding patent litigation. Endo made a one-time, $23 million payment for the exclusive license to two patents for use in the field of prescription pain medicines and treatment. As part of this settlement, both Hind Healthcare Inc. and Teikoku Seiyaku Co., Ltd.were each contractually required to fund their share of this settlement. Accordingly, we recorded an intangible asset representing the portion of our net payment attributable to the license. The remaining $1.3 million was charged to expense, representing our estimate of the portion of our net payment attributable to the settlement.

In December of 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. In December 2009, the Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4 million impairment charge to write-off the Pro2000 intangible asset in its entirety. Additionally, as a result of the FDA’s Complete Response letter related to our NDA for Aveed™, the Company performed an impairment review for the Aveed™ intangible asset as of December 31, 2009 which resulted in an impairment of $65 million. See Note 3 for further details.

Amortization expense was $63.5 million, $33.5 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2009 is as follows (in thousands):

2010	$69,141
2011	69,141
2012	69,141
2013	58,836
2014	43,944

NOTE 9. Accrued Expenses

Accrued expenses are comprised of the following for each of the years ended December 31 (in thousands):

	2009	2008
Chargebacks	$51,904	$35,982
Returns and allowances	48,274	38,982
Rebates	124,443	104,667
Other sales deductions	6,060	5,142
Other	55,925	41,232

Total	$286,606	$226,005

NOTE 10. Other (Income) Expense, net

The components of other (income) expense, net for each of the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Other-than-temporary impairment of auction-rate securities	—	26,417	—
Unrealized (gain) loss on trading securities	(15,222)	4,225	—
Loss (gain) on Auction-Rate Securities Rights	11,662	(27,321)	—
Other	231	(1,568)	(598)

Other (income) expense, net	$(3,329)	$1,753	$(598)

NOTE 11. Income Taxes

Income tax consists of the following for each of the years ended December 31 (in thousands):

	2009	2008	2007
Current:
Federal	$116,372	$124,862	$100,542
State	17,036	8,639	23,439

	133,408	133,501	123,981

Deferred:
Federal	(18,621)	2,582	(1,553)
State	(5,884)	(743)	(17)

	(24,505)	1,839	(1,570)

Excess tax benefits of stock options exercised	(3,689)	(92)	3,453
Valuation allowance	(11,890)	1,244	(54)

Total income tax	$93,324	$136,492	$125,810

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for each of the years ended December 31 (in thousands):

	2009	2008	2007
Federal income tax at the statutory rate	$125,881	$137,144	$123,637
State income tax net of federal benefit	4,383	8,965	11,493
Research and development credit	(3,428)	(2,124)	(2,704)
Uncertain tax positions	6,810	(2,898)	5,055
Effect of permanent items:
Changes in contingent consideration	(42,819)	—	—
Transaction-related expenses	3,447	—	—
Tax exempt interest income	(905)	(6,631)	(9,447)
Other	(45)	2,036	(2,224)

Total income tax	$93,324	$136,492	$125,810

The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets for the years ended December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued expenses	$67,953	$44,056
Compensation related to stock options	15,693	14,631
Purchased in-process research and development	2,943	4,203
Net operating loss carryforward	122,558	10,598
Capital loss carryforward	11,235	10,729
Research and development credit carryforward	11,604	—
Depreciation and amortization	23,767	—
Uncertain tax positions	17,795	15,858
Other-than-temporary impairment of auction-rate securities	6,135	11,721
Interest expense—original issuers discount	—	1,119
Prepaid royalties	12,354	16,557
Other	11,722	5,620

Total gross deferred income tax assets	303,759	135,092

Deferred tax liabilities:
Depreciation and amortization	(223,379)	(49,032)
Convertible debt—non cash interest expense	(10,469)	(12,467)
Auction-rate securities rights	(5,817)	(10,451)
Other	(5,601)	(1,941)

Total gross deferred income tax liabilities	(245,266)	(73,891)

Valuation allowance	(17,240)	(14,067)

Net deferred income tax asset	$41,253	$47,134

As of December 31, 2009, the Company recorded a valuation allowance of $0.4 million related to the unrealized holding loss on available-for-sale auction-rate securities, the offset of which was recorded in accumulated other comprehensive loss, a component of shareholder’s equity.

The Company had $33.2 million of capital losses that expired at December 31, 2009. Accordingly, the deferred tax asset and related valuation allowance were eliminated. The Company recorded an additional valuation allowance of $14.0 in 2009 primarily related to the uncertainty of our ability to utilize the capital loss carryforwards acquired from Indevus which $26.7 million will expire December 31, 2011.

On January 1, 2007, the Company adopted the provisions for accounting for uncertain tax positions, which became effective for fiscal years beginning after December 15, 2006. The new standard created a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions apply to all material tax positions in all taxing jurisdictions for all open tax years. The standard establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, interest and penalties included in income tax expense totaled $2.1 million and $1.3 million, respectively.

A reconciliation of the change in the uncertain tax benefits balance from January 1, 2007 to December 31, 2009 is as follow (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
Balance at January 1, 2007	$5,461
Gross additions for current year positions	4,363
Gross additions for prior period positions	1,220
Gross reductions for prior period positions	(64)

Balance at December 31, 2007	$10,980
Gross additions for current year positions	5,200
Gross additions for prior period positions	17,091
Gross reductions for prior period positions	(11,758)
Decrease due to settlements	(559)
Decrease due to lapse of statute of limitations	(1,650)

Balance at December 31, 2008	19,304
Gross additions for current year positions	7,609
Gross additions for prior period positions	217
Gross reductions for prior period positions	(27)
Decrease due to settlements	—
Decrease due to lapse of statute of limitations	—

Balance at December 31, 2009	$27,103

Accrued interest and penalties	7,197

Total uncertain tax liability	$34,300

Current portion (included in accrued expenses)	$587
Non-current portion (included in other liabilities)	$33,713

The Company and its subsidiaries are routinely examined by various taxing authorities, which have proposed adjustments to tax for issues such as certain tax credits and the deductibility of certain expenses. While it is possible that one or more of these examinations may be resolved within the next twelve months, it is not anticipated that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. In addition, the expiration of statutes of limitations for various jurisdictions is expected to reduce the unrecognized tax benefits balance by an insignificant amount.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The Company’s U.S. federal income tax returns for tax years 2003 through 2006 are currently under routine examination by the IRS. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company believes that it has adequately provided for uncertain tax positions relating to all open tax years by tax jurisdiction.

The total amount of gross unrecognized tax benefits as of December 31, 2009 is $34.3 million, including interest and penalties, of which $16.1 million, if recognized, would affect the Company’s effective tax rate. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the year ended December 31, 2009 or our financial position as of December 31, 2009. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock

At our 2008 Annual Meeting held on June 26, 2008, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which increased the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 175,000,000 to 350,000,000.

Subject to certain limitations, we are permitted to pay dividends under the Credit Facility. See Note 17 for further details.

Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2009, no shares of Preferred Stock have been issued.

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. Approximately 11.9 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004 and 2007 Stock Incentive Plans. As of December 31, 2009, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

Endo Pharma LLC 1997 Executive and Employee Stock Option Plans and Endo Pharma LLC 2000 Supplemental Executive and Employee Stock Option Plans

On November 25, 1997, the Company established the 1997 Employee Stock Option Plan and the 1997 Executive Stock Option Plan (collectively referred to as the “1997 Stock Option Plans”). On July 17, 2000, the 1997 Stock Option Plans were amended and restated. The Endo Pharma LLC 1997 Stock Option Plans are these amended and restated 1997 Stock Options Plans and reserved an aggregate of 25,615,339 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 1997 Stock Option Plans expired on August 26, 2007. Upon exercise of these stock options, only currently outstanding shares of common stock of the Company held by Endo Pharma LLC were issued. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company and in which affiliates of Kelso & Company have a controlling interest. Exercise of these stock options did not result in the issuance of additional shares in the Company and did not dilute the ownership interests of our public stockholders.

Pursuant to the Company’s merger with Algos Pharmaceutical Corporation (referred to as Algos) and related recapitalization of the Company on July 17, 2000, the Endo Pharma LLC 2000 Supplemental Stock Option Plans were established. The Endo Pharma LLC 2000 Supplemental Stock Option Plans reserved an aggregate of 10,672,314 shares of common stock of the Company held by Endo Pharma LLC for issuance. Stock options granted under the Endo Pharma LLC 2000 Supplemental Stock Option Plans expired on August 26, 2007. The Endo Pharma LLC 2000 Supplemental Stock Option Plans became effective on January 1, 2003, resulting in the issuance of 10,672,314 stock options to certain employees and members of management. No additional shares of Company common stock were issued as a result of the exercise of these stock options, because these stock options were exercisable only into shares of Company common stock that were held by Endo Pharma LLC. Accordingly, exercise of these stock options did not result in the issuance of additional shares in the Company and did not dilute the ownership interests of our public stockholders.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the guidance for Share-Based Payments. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

Presented below is the allocation of stock-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31 (in thousands).

	2009	2008	2007
Selling, general and administrative expenses	$17,211	$15,492	$12,397
Research and development expenses	2,382	1,442	1,531

Total stock-based compensation expense	$19,593	$16,934	$13,928

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the three-year period ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	3,910,768	$21.19
Granted	1,201,663	$30.59
Exercised	(530,462)	$14.57
Forfeited	(222,743)	$27.55
Expired	(23,174)	$28.24

Outstanding, December 31, 2007	4,336,052	$24.24
Granted	1,371,253	$24.78
Exercised	(150,191)	$14.88
Forfeited	(834,753)	$28.10
Expired	(62,979)	$29.11

Outstanding, December 31, 2008	4,659,382	$23.95
Granted	2,216,544	$19.30
Exercised	(554,827)	$14.48
Forfeited	(300,864)	$24.11
Expired	(861,694)	$24.67

Outstanding, December 31, 2009	5,158,541	$22.84	7.17	$5,839,126
Vested and expected to vest, December 31, 2009	4,826,935	$23.01	7.05	$5,491,748
Exercisable, December 31, 2009	2,003,703	$23.98	4.95	$3,410,090

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $3.6 million, $1.4 million, and $9.4 million, respectively. The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 was $7.47, $9.48 and $15.11 per option, respectively, determined using the following assumptions:

	2009	2008	2007
Average expected term (years)	5.22	4.92	5.50
Risk-free interest rate	2.04%	2.8%	4.6%
Dividend yield	0.00	0.00	0.00
Expected volatility	40%	39%	48%

The weighted average remaining requisite service period of the non-vested stock options is 2.54 years. As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $24.2 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

The following table summarizes information about stock options outstanding under our 2000, 2004 and 2007 Stock Incentive Plans at December 31, 2009:

2000, 2004 and 2007 Stock Incentive Plans Options Outstanding

Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price	Range of Exercise Prices
5,158,541	7.17	$22.84	2,003,703	$23.98	$6.88-32.99

A summary of the activity under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans for the three-year period ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	75,259	$2.42
Granted	—	$—
Exercised	(75,259)	$2.42
Forfeited	—	$—

Outstanding, December 31, 2007	—	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding, December 31, 2008	—	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding, vested and exercisable, December 31, 2009	—	$—	—	—

The total intrinsic value of options exercised during the year ended December 31, 2007 was $2.3 million.

As of December 31, 2008, there was no remaining unrecognized compensation cost related to non-vested stock options granted pursuant to the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans. Additionally, no options were available for grant under the Endo Pharma LLC 1997 Stock Option Plans and the Endo Pharma LLC 2000 Supplemental Stock Option Plans at December 31, 2009.

Restricted Stock Awards

During the year ended December 31, 2007, the Company granted restricted stock awards to non-employee directors of the Company. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock activity during the years ended December 31, 2009, 2008 and 2007 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2007	—	$—
Granted	13,572	$29.84
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, December 31, 2007	13,572	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(6,786)	$29.84	$175,622

Non-vested, December 31, 2008	5,655	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(4,524)	$29.84	$92,832

Non-vested, December 31, 2009	—	$—

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Restricted Stock Units

During the years ended December 31, 2009 and 2008, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock units is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units activity during the years ended December 31, 2009 and 2008 are presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—
Granted	639,396
Forfeited	(91,043)
Vested	—

Outstanding, December 31, 2008	548,353
Granted	1,133,186
Forfeited	(86,286)
Vested	(118,012)

Outstanding, December 31, 2009	1,477,241	$30,312,985

The weighted average remaining requisite service period of the non-vested restricted stock units is 2.79 years. The weighted-average grant date fair value of the restricted stock units granted during the year ended December 31, 2009 and 2008 was $19.43 and $25.09 per unit, respectively. As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $24.7 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Share Repurchase Program

In April 2008, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, privately-negotiated transactions, and accelerated stock repurchase transactions or otherwise, as determined by Endo.

This program does not obligate Endo to acquire any particular amount of common stock. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012.

As described in Note 17, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008, we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

NOTE 13. RELATED PARTY TRANSACTIONS

Tax Sharing Agreement. On July 14, 2000, Endo Pharma LLC was formed in connection with our acquisition of Algos Pharmaceutical Corporation (referred to as Algos) to ensure that the stock options granted pursuant to the Endo Pharma LLC Stock Option Plans diluted only the Endo common stock held by persons and entities that held such shares prior to our merger with Algos. Endo Pharma LLC is a limited liability company that is no longer affiliated with the Company but had historically held significant portions of our common stock, in which affiliates of Kelso & Company and certain former members of management have an interest. Upon the exercise of these stock options, only currently outstanding shares of our common stock held by Endo Pharma LLC were delivered. Because Endo Pharma LLC, and not us, had provided the shares upon the exercise of these options, we entered into a tax sharing agreement (as amended) with Endo Pharma LLC under which we were required to pay to Endo Pharma LLC the amount of the tax benefits usable by us as a result of the exercise of these stock options into shares of our common stock held by Endo Pharma LLC.

During the year ended December 31, 2007, the final 75,259 shares underlying stock options granted under the Endo Pharma LLC stock option plans were exercised. We were obligated, under our amended tax sharing agreement, to pay to Endo Pharma LLC an additional tax benefit amount of approximately $0.7 million. The estimated tax benefit amount attributable to these exercises and any additional tax benefits attributable to the exercise of stock options granted under the Endo Pharma LLC stock option plans in 2007 were paid during the twelve months ended December 31, 2008. This represented the final tax sharing payment due to Endo Pharma LLC.

NOTE 14. COMMITMENTS and CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively referred to as Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Almac Pharma

Services, Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. We are required to purchase a minimum of approximately $20 million per year in 2010 and approximately $21 million in 2011. Either party may terminate this agreement on three-years’ notice, effective at any time after the initial five-year term. Either party may also terminate this agreement on account of a material breach by the other. Amounts purchased pursuant to this agreement were $64.7 million, $55.4 million and $30.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (referred to as the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. Endo has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. Amounts purchased pursuant to the Voltaren® Gel Agreement were $13.1 million and $23.4 million for the years ended December 31, 2009 and 2008, respectively.

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (referred to as A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15.0 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extending through June 30, 2010, we agreed to spend a minimum of $20 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

Amounts incurred by Endo for such A&P Expenditures were $15.6 million and $9.4 million for the years ended December 31, 2009 and 2008, respectively.

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement (referred to as the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (referred to as Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time. On April 24, 2007, we amended the Teikoku agreement (referred to as the Amended Agreement). The material components of the Amended Agreement are as follows:

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

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (referred to as Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we will pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

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

Amounts purchased pursuant to this agreement were $142.3 million, $152.2 million, and $152.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Mallinckrodt Inc.

Under the terms of our agreement with Mallinckrodt Inc. (referred to as Mallinckrodt), (referred to as the Mallinckrodt Agreement) Mallinckrodt manufactures and supplies to us narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under the Mallinckrodt agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate the Mallinckrodt agreement in the event of a material breach by the other party. Amounts purchased pursuant to this agreement were $20.7 million, $15.8 million, and $16.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Almac Pharma Services

Under the terms of our agreement (referred to as the Almac Agreement) with Almac Pharma Services (referred to as Almac), a European manufacturer, Almac manufactures Frova® at its Ireland facility for commercial sale by us in the United States. The Almac agreement with Almac will expire on January 1, 2011, unless terminated sooner in accordance with its terms and can be extended beyond January 1, 2011 upon mutual agreement by both parties. If no agreement as to any extension or termination is reached six months prior to the end of the term, then the agreement will automatically renew for a period of twelve months. Almac has agreed to fix the supply price of Frova® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the agreement, subject to an annual maximum increase. Amounts purchased pursuant to the Almac Agreement were $0.9 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

Sharp Corporation

Under the terms of our agreement (referred to as the Sharp Agreement) with Sharp Corporation (referred to as Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp Agreement will expire on March 1, 2011, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice. Amounts purchased pursuant to the Sharp agreement were $6.3 million, $5.3 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Ventiv Agreement will expire on June 30, 2010. Among other standard and customary termination rights granted under the Ventiv Agreement, we may terminate the Ventiv Agreement at our sole discretion at any time upon 120 days’ written prior notice to Ventiv, at which time we may be required to pay Ventiv a termination fee of up to $1 million. In January 2009, we agreed to certain changes to the Ventiv Agreement allowing for modifications to certain provisions, including the modification to the termination rights such that Endo is now permitted to terminate the Ventiv Agreement at our sole discretion at any time upon 60 days’ written prior notice. The Ventiv Agreement can also be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

In May 2009, we amended the Ventiv Agreement to change certain provisions including a reduction in the Ventiv Field Force from 275 to 80 sales representatives effective June 1, 2009.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth, and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal of Redux, the Company was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions in federal and state courts relating to the use of Redux and other weight loss drugs. Less than 100 lawsuits are still pending against the Company. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes its total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have a material adverse effect on the Company’s business, results of operations or financial condition. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus or their insurers.

As of December 31, 2009, the Company had an outstanding insurance claim of approximately $3.0 million, relating to payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to Indevus by Reliance Insurance Company (Reliance). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. It is uncertain when, if ever, the Company will collect any of its remaining $3.0 million of claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

Indevus Tender Offer

During January 2009, multiple lawsuits (the “Actions”) were brought against Endo, Indevus, Endo’s wholly-owned merger subsidiary, BTB Purchaser Inc. (the “Purchaser”) and members of the Indevus board of directors arising out of the transaction between Endo and Indevus (the “Transaction”). Three of those suits, respectively docketed as: (i) Gober v. Endo Pharmaceuticals, et al., C.A. No. 4276 (Del. Ch.) (the “Gober Action”); (ii) Mishket v. Cooper, et al., C.A. No. 4299 (the “Mishket Action”); and (iii) Hell v. Indevus Pharmaceuticals, et al., C.A. No. 4327 (the “Hell Action”) were filed in the Delaware Court of Chancery. Two others, respectively docketed as Schroeder v. Endo Pharmaceuticals, et al., 09-0126 (the “Schroeder Action”) and Wexler v. Indevus Pharmaceuticals, et al., 09-0166 (the “Wexler Action”) were filed in the Superior Court of the Commonwealth of Massachusetts.

Each of the suits was purportedly brought individually and on behalf of all public stockholders of Indevus. The suits generally alleged similar claims, including claims that alleges that Indevus’s director defendants breached their fiduciary duties to Indevus’s stockholders in connection with the Offer and that each of the defendants aided and abetted such alleged breach of Indevus’s director defendants’ fiduciary duties. In addition, the Hell Action also alleged that the Indevus Schedule 14D-9 Solicitation Statement failed to disclose material information about the Offer, that the defendant directors did not protect against purported conflicts of interest and that the terms of the Merger Agreement prevented stockholders of Indevus from receiving appropriate consideration for their Indevus shares. Based on the allegations, each of the plaintiffs sought similar relief in the Actions including declaration of their respective Action as a class action, injunctive relief enjoining preliminarily and permanently the Offer, rescinding, to the extent already implemented, the Offer or any of the terms thereof or awarding rescissory damages, directing that the defendants account to plaintiff and other members of the purported class for all damages caused by them and account for all profits and any special benefits obtained as a result of breaches of their fiduciary duties to the purported stockholder and other members of the purported class, awarding plaintiff the costs of their respective Action including a reasonable allowance for the expenses of plaintiffs’ attorneys and experts and granting plaintiff and other members of the purported class such further relief as the court deemed just and proper.

On February 4, 2009, the parties to the Gober Action, Mishket Action, Wexler Action, and Schroeder Action executed a Memorandum of Understanding (the “Memorandum of Understanding”), which set forth the terms and conditions for settlement of each of those Actions. The Memorandum of Understanding did not include the plaintiff in the Hell Action. The parties agreed that, after arm’s length discussions between and among the parties, Indevus would provide additional supplemental disclosures to its Schedule 14D-9 and that the Company Termination Fee, as defined in the Merger Agreement, would be reduced by 10% (from $20,000,000 to $18,000,000). In exchange, following confirmatory discovery, the parties would attempt in good faith to agree to a stipulation of settlement and, upon court approval in the Gober Action of that stipulation, the Plaintiffs would dismiss each of the other above-referenced actions with prejudice, and the Defendants would be released from any claims arising out of the Transaction. The Defendants agreed not to oppose any fee application by Plaintiffs’ counsel that did not exceed $700,000 in the aggregate. The Company paid this $700,000 in 2009.

On July 2, 2009, the Schroeder Action was voluntarily dismissed with prejudice as to Plaintiff Schroeder. On August 26, 2009, after a period of confirmatory discovery, a Stipulation of Settlement (the Stipulation) was filed with the Court of Chancery in the Gober Action. On August 28, 2009, the Court approved a proposed Scheduling Order for the settlement of the Gober Action, setting a hearing on the fairness of the proposed settlement on November 23, 2009. In accordance with the terms of the Scheduling Order, notice of the proposed settlement was mailed to shareholders on or before September 28, 2009.

On November 23, 2009, the Court certified the Gober Action as a class action and approved the settlement under the terms described in the Stipulation. There were no objections filed with the Court or communicated to any parties with respect to the settlement. Although the certification of the class and settlement of the Gober Action legally terminated the claims brought by the other plaintiffs in the Actions, as required under the terms of the Stipulation, plaintiffs in the Mishket and Wexler Actions dismissed their Actions with prejudice with respect to all defendants. On December 11, 2009, plaintiff in the Hell Action voluntarily dismissed his Action with prejudice with respect to all defendants.

Throughout the course of the Actions, Endo and Purchaser denied and continue to deny, that either of them committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions. Endo and Purchaser each expressly maintain that it diligently and scrupulously complied with its legal duties, and executed the Memorandum of Understanding and Stipulation of Settlement solely to eliminate the burden and expense of further litigation.

Department of Health and Human Services Subpoena

In January 2007, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (referred to as OIG). The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® . The Company is cooperating with the government. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome.

Pricing Litigation

A number of cases brought by local and state government entities are pending that allege generally that our wholly-owned subsidiary, Endo Pharmaceuticals Inc. (referred to as EPI) and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.

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

On January 22, 2010, without admitting any liability or wrongdoing, EPI and the plaintiffs reached an agreement in principle to resolve the foregoing federal cases brought by New York City and the New York counties on terms that are not material to the company’s financial condition.

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

The Company intends to contest all of the above cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company.

Paragraph IV Certifications on Lidoderm®

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson Laboratories, Inc, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend Lidoderm’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm, including enforcement of the product’s intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX Laboratories , Inc. (referred to as IMPAX) advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2022, 2013 and 2013, respectively. The Company’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDC Act, we believe IMPAX’s notice triggered the 45-day period under the FDC Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending.

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuits previously filed by the Company and Penwest against IMPAX remain pending. All three of these pending suits against IMPAX were transferred to the United States District Court for the District of New Jersey.

In February 2008, we along with Penwest, received a notice from Actavis South Atlantic LLC (Actavis), advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). The Actavis Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (referred to as NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, we and Penwest filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and Penwest.

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

On July 14, 2008, the Company received a notice from Sandoz, Inc. (Sandoz), advising of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, the Company and Penwest filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable.

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

On September 12, 2008, the Company received a notice from Barr Laboratories, Inc. (referred to as Barr), advising of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, the Company and Penwest filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, the Company and Penwest filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.

On December 29, 2009, the Company received a notice from Roxane Laboratories, Inc. (“Roxane”) advising of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. The notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, the Company and Penwest filed a lawsuit against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

On January 20, 2010, the Company received a notice from Watson Laboratories, Inc. (“Watson”) advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. The notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively.

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

Paragraph IV Certifications on Sanctura XR®

On June 2, 2009, the Company’s subsidiary, Endo Pharmaceuticals Solutions, Inc. (referred to as Endo Solutions), received a notice from Watson Laboratories, Inc. (referred to as Watson) advising that Watson had filed a certification with the FDA under 21 C.F.R. § 314.95(c)(1) in conjunction with ANDA 91-289 for approval to commercially manufacture and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV letter alleged that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Watson’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions. The Sanctura XR® product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on August 3, 2010.

In response to Watson’s notice letter, on July 13, 2009, Supernus Pharmaceuticals, Inc., Endo Solutions and Allergan filed a lawsuit against Watson in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Watson’s ANDA 91-289. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. We cannot, however, predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

LecTec Corporation v Chattem, Inc., et al.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company’s subsidiary, Endo Pharmaceuticals Inc. (referred to as EPI) and several other pharmaceutical companies alleging that each of the defendants sells products that infringe one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against EPI.

On November 11, 2009, we reached a settlement with LecTec Corporation pursuant to which EPI agreed to make a one-time, $23 million payment for the exclusive license to these two patents for use in the field of prescription pain medicines and treatment and LecTec agreed to dismiss this suit against EPI with prejudice. Pursuant to the Company’s license and manufacturing agreements with Hind Healthcare Inc. and Teikoku Seiyaku Co., Ltd., Hind and Teikoku were each contractually obligated to and did fund their share of the settlement.

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

Leases

We lease automobiles and office and laboratory facilities under certain noncancelable operating leases that expire through 2018. These leases are renewable at our option. A summary of minimum future rental payments required under operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$9,725
2011	6,245
2012	4,584
2013	4,700
2014	4,635
Thereafter	4,608

Total minimum lease payments	$34,497

Expense incurred under operating leases was $12.2 million, $8.7 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 15. Savings and Investment Plan and Deferred Compensation Plans

On September 1, 1997, we established a defined contribution Savings and Investment Plan covering all employees. Employee contributions are made on a pre-tax basis under section 401(k) of the Internal Revenue Code (referred to as the Code). We match up to six percent of the participants’ contributions subject to limitations under section 401(k) of the Code. Participants are fully vested with respect to their own contributions. Participants are fully vested with respect to our contributions after one year of continuous service. Contributions by us amounted to $8.3 million, $7.2 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2007, the Board of Directors (referred to as the Board) of Endo Pharmaceuticals Holdings Inc. adopted the Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (referred to as the Deferred Compensation Plan) and the Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (referred to as the 401(k) Restoration Plan) both effective as of January 1, 2008. Both plans cover employees earning over the Internal Revenue Code plan compensation limit, which would include the chief executive officer, chief financial officer and other named executive officers. The Deferred Compensation Plan allows for deferral of up to 50% of the bonus and up to 100% of restricted stock units granted, with payout to occur as elected either in lump sum or installments. Under the 401(k) Restoration Plan the participant may defer the amount of base salary and bonus that would have been deferrable under the Company’s Savings and Investment Plan (up to 50% of salary and bonus) if not for the qualified plan statutory limits on deferrals and contributions, and also provides for a company match on the first six percent of deferrals to the extent not provided for under the Savings and Investment Plan. Payment occurs after separation from service either in lump sum or installments as elected by the participant.

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

NOTE 16. Net Income Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share for the years ended December 31 (in thousands, except per share data):

	2009	2008	2007
Numerator:
Net income available to common stockholders	$266,336	$255,336	$227,440

Denominator:
For basic per share data—weighted average shares	117,112	123,248	133,903
Effect of dilutive securities	403	472	622

For diluted per share data—weighted average shares	117,515	123,720	134,525
Basic net income per share	$2.27	$2.07	$1.70

Diluted net income per share	$2.27	$2.06	$1.69

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

The Convertible Notes are considered to be Instrument X securities as defined by ASC topic 815; therefore, these notes would only be included in the dilutive earnings per share calculation using the treasury stock method when the average market price of our common stock is above the applicable conversion price of the Convertible Notes, or $29.20 per share. Under the treasury stock method, we would calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and warrant agreements on diluted weighted average shares. As a result, the purchases of the convertible note hedge and warrant agreement are excluded because their impact would be anti-dilutive. The treasury stock method will be applied when the warrant is in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included under the warrants is 1.3 million.

The following reconciliation shows the shares excluded from the calculation of diluted net income per share as the inclusion of such shares would be anti-dilutive for the years ended December 31 (in thousands):

	2009	2008	2007
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	14,294	—
Employee stock-based awards	4,681	3,596	2,423

	18,975	17,890	2,423

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 17. DEBT

Convertible Senior Subordinated Notes Due 2015

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (referred to as the Convertible Notes) in a private offering for resale to qualified institutional buyers.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semi-annually in arrears on each April 15 and October 15 with the first interest payment being made on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (referred to as the Indenture): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash.

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

As part of our broader share repurchase program described in Note 12, we also entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty. We used approximately $314 million of the net proceeds from the Convertible Notes, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the Convertible Note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement.

The Company has reserved previously authorized shares of common stock for issuance pursuant to the aforementioned Convertible Notes transaction, the convertible note hedge transaction, and the warrant.

We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The call options, warrants, and accelerated share repurchase agreement meet the requirements to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in our consolidated balance sheet as of December 31, 2008 and 2009. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our Consolidated Balance Sheets as of December 31, 2008 and 2009.

As discussed in Note 2, on January 1, 2009 the Company retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments. The guidance requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods.

As a result of our adoption, we separated the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and we are amortizing the resulting discount into interest expense over the life of the Convertible Notes.

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

As a result of the retrospective adoption, we recorded an adjustment to our Consolidated Balance Sheet as of April 15, 2008 to separate the debt and equity components of our Convertible Notes. This adjustment resulted in a reclassification out of Convertible Senior Subordinated Notes Due 2015 into Additional Paid-In Capital of $142.2 million, which represents the fair value of the equity component of our Convertible Notes on the date of issuance.

In addition, we were required to reclassify the portion of the initial purchaser’s discount and certain other costs of the offering that were attributable to the equity component of our Convertible Notes. The initial purchaser’s discount and certain other costs of the offering were originally recorded as a contra-liability account applied to the face amount of the Convertible Notes and were being amortized to interest expense utilizing the effective interest method. Upon adoption, we recorded an adjustment out of the contra-liability account and into Additional Paid-In Capital of $3.3 million, which represents the portion of the original purchaser’s discount and certain other costs of the offering that are relate to the equity component of our Convertible Notes.

The adoption resulted in the recognition of an additional $10.4 million of interest expense and a reduction to our income tax expense of $4.0 million for the year ended December 31, 2008. Accordingly, we recorded a $6.4 million adjustment to beginning retained earnings in our December 31, 2009 Consolidated Balance Sheet.

The carrying values of the debt and equity components of our Convertible Notes at December 31, 2009 are as follows (in thousands):

December 31, 2009
Principal amount of Convertible Notes	$379,500
Unamortized discount related to the debt component(1)	(119,221)

Net carrying amount of the debt component	$260,279

Carrying amount of the equity component	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $23.8 million of interest expense related to our Convertible Notes for the year ended December 31, 2009, $6.6 million of which related to the contractual interest payments and $17.2 million of which related to the amortization of the debt discount and certain other costs of the offering. During the year ended December 31, 2008, we recognized $16.0 million of interest expense related to our Convertible Notes, $4.7 million of which related to the contractual interest payments and $11.3 million of which related to the amortization of the debt discount and certain other costs of the offering.

As a result of applying the guidance retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the Consolidated Balance Sheet (in thousands):

	December 31, 2008
	Before the Impact of Adoption	Incremental Impact of Adoption	As Adjusted
Deferred income taxes asset/(liability) (non-current)	$47,898	$(49,168)	$(1,270)
Convertible senior subordinated notes due 2015	371,695	(128,545)	243,150
Additional paid-in capital	707,503	85,782	793,285
Retained earnings	$845,360	$(6,405)	$838,955

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

The Notes matured on July 15, 2009. Accordingly, the Company paid the remaining $68.3 million in outstanding principal to satisfy the Notes in their entirety.

Non-recourse Notes

On August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (referred to as Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (referred to as Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the Non-recourse Note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million and began amortizing these notes to their face value of $105.0 million at maturity in 2024.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10 million interest reserve account was established to fund potential interest payment shortfalls. Approximately $2 million of the interest reserve account remains and is classified as restricted cash in the Company’s consolidated balance sheet as of December 31, 2009. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (referred to as the Expiration Time). As of the Expiration Time, $48 million Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-recourse Notes (16%) compounded quarterly. If any interest payment shortfall is not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur, unless the Company contributes cash to a capital account of Royalty Sub in an amount sufficient to satisfy any such shortfall. Pursuant to the Indenture, the Company has the right, but not the obligation, to contribute cash in an amount equal to the shortfall to the capital account for distribution by the trustee to the noteholders. The Company has the right to satisfy such an interest payment shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to fund the capital account to satisfy an interest payment shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may accelerate the obligations of Royalty Sub under the Non-recourse Notes and exercise their remedies thereunder, including assuming all rights to future royalty payments from Allergan. Based on current expectations, it is reasonably possible that we may exceed the maximum number of times we can fund the capital account to satisfy an interest payment shortfall as early as November 2010.

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

Credit Facility

In October 2009, we established a $300 million, three-year senior secured revolving credit facility (referred to as the Credit Facility) with JP Morgan Chase Bank, Barclay’s Capital and certain other lenders. The Credit Facility will be available for letters of credit, working capital and general corporate purposes. The Credit Facility also permits up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

The obligations of the Company under the Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company. The Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain a maximum leverage ratio and minimum interest coverage ratio as well as limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. Borrowings under the Credit Facility will be pegged to either (1) the London Interbank Offered Rate (referred to as LIBOR) or (2) an alternate base rate, plus a specified margin depending on the Company’s leverage ratio from time to time. The alternate base rate is the greater of the prime rate, the federal funds rate plus 0.5%, or an adjusted LIBOR rate plus 1%. The Company will also pay a commitment fee of between 62.5 to 100 basis points, depending on the Company’s leverage ratio, payable quarterly, on the average daily unused amount of the Credit Facility. As of the date of this filing, the Company has not drawn any amounts under the Credit Facility. Financing costs of $5.2 million paid to establish the credit facility have been deferred and are being amortized to interest expense over the life of the credit facility.

NOTE 18. Subsequent Events

Long-Term Incentive Compensation

In early 2010, long-term incentive compensation in the form of approximately 1.5 million stock options, 1.1 million restricted stock units and 0.2 million performance shares were granted to employees. Stock options will generally vest over four years and expire ten years from the date of the grant. Restricted stock units will vest over four years and the performance shares will vest at the end of the cumulative 3-year performance period. The exercise price of the options granted was equal to the closing price on the dates of grant. The grant date fair value of the stock options, restricted stock units, and performance shares granted was approximately $36 million.

NOTE 19. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2009(1)
Total Revenues	$335,300	$373,108	$361,027	$391,406
Gross profit	$252,291	$278,039	$263,720	$291,733
Operating income	$77,466	$64,916	$84,314	$163,328
Net income	$39,037	$30,029	$49,422	$147,848
Net income per share (basic)	$0.33	$0.26	$0.42	$1.26
Net income per share (diluted)	$0.33	$0.26	$0.42	$1.25
Weighted average shares (basic)	116,822	117,158	117,207	117,261
Weighted average shares (diluted)	117,209	117,350	117,643	117,859

2008(2)
Total Revenues	$290,271	$306,161	$316,768	$347,336
Gross profit	$233,737	$243,168	$245,741	$270,655
Operating income	$85,153	$82,064	$107,327	$112,930
Net income	$59,528	$57,128	$65,994	$72,686
Net income per share (basic)	$0.44	$0.46	$0.55	$0.62
Net income per share (diluted)	$0.44	$0.46	$0.55	$0.62
Weighted average shares (basic)	134,141	122,985	119,439	116,544
Weighted average shares (diluted)	134,652	123,531	119,954	116,894

Quarterly and year to date computations of per share amounts are made independently; therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year.

(1)

Operating income for the year ended December 31, 2009 was impacted by milestone payments to collaborative partners of $9.4 million, $21.0 million, $30.7 million and $16.0 million in the first, second, third and fourth quarters, respectively. Operating income for the year ended December 31, 2009 was also impacted by (1) the Indevus acquisition-related costs (income) of $26.4 million, $35.0 million, ($20.2) million and ($134.3) million during the first, second, third and fourth quarters, respectively (2) impairment charges of $69.0 million relating to Pro2000 and Aveed during the fourth quarter (3) inventory step-up of $1.6 million, $3.6 million, $5.9 million and $0.2 million during the first, second, third and fourth quarters, respectively (4) amortization expense relating to developed technology assets of $11.4 million, $15.6 million, $16.7 million and $19.2 million during the first, second, third and fourth quarters, respectively and (5) interest expense relating to our 1.75% Convertible Notes of $3.8 million, $3.2 million, $3.7 million, and $4.0 million during the first, second, third and fourth quarters, respectively.

(2)	Operating income for the year ended December 31, 2008 was impacted by milestone payments to collaborative partners of $6.5 million in the first quarter, milestone reversals of $4.5 million in the second quarter and $6.9 million in the fourth quarter. Operating income for the year ended December 31, 2008 was also impacted by (1) the impairment of long-lived assets of $11.2 million in the second quarter and $1.5 million in the third quarter; (2) separation benefits of $3.3 million in the first quarter, $6.4 million in the second quarter, and $1.6 million in the third quarter; (3) contract termination costs of $5.1 million in the third quarter and (4) changes in the fair value of financial instruments recorded as a net charge to earnings of $3.3 million in the fourth quarter

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.8	Indenture dated as of August 6, 2007 between Indevus and The Bank of New York Trust Company, N.A, as trustee (incorporated herein by reference to Exhibit 4.1 of the Indevus Current Report on Form 8-K filed with the Commission on August 7, 2007)

Exhibit No.	Title
4.8.1	Supplemental Indenture, dated as of March 23, 2009, by and between Indevus and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated March 23, 2009)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

Exhibit No.	Title
10.14.2*	Second Amendment, effective December 16, 2009, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of April 24, 2007, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.2 of the Current Report on Form 8-K dated January 11, 2010)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on Form 8-K dated January 11, 2007)

10.18.2	Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.2 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008 filed with the Commission on August 1, 2008)

10.18.3	Third Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals, dated as of March 31, 2009 (incorporated herein by reference to Exhibit 10.18.3 of the Current report on Form 8-K dated April 6, 2009)

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

Exhibit No.	Title
10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Separation Agreement, dated as of September 8, 2008, between the Endo and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 8, 2008)

10.27	Executive Employment Agreement between Endo and Ivan Gergel, M.D., dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2009)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28.1	Separation Agreement, dated as of August 25, 2009, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated August 31, 2009)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG (incorporated herein by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008)

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.32.1*	Amendment to the Sales and Marketing Services Agreement, dated as of January 29, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.32.2	Amendment to the Sales Representative Service Agreement, dated as of April 1, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated April 7, 2009)

Exhibit No.	Title
10.32.3	Amendment to the Sales Representative Services Agreement, dated as of May 11, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated May April 7, 2009)

10.33	[Intentionally Omitted]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	[Intentionally Omitted]

10.36.1	Separation Agreement, dated as of January 28, 2008, Endo Pharmaceuticals Holdings Inc. and Peter A. Lankau (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 30, 2008)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit B of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2009)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

Exhibit No.	Title
10.42	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 8, 2009).

10.43	Employment Agreement between Endo and Alan G. Levin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated May 8, 2009).

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

Exhibit No.	Title
10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.50 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009 to the Agreement and Plan of Merger, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo, BTB Purchaser Inc. and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.53	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated January 5, 2009)

10.54	Nebido® (n/k/a AveedTM) Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.55 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.56	Memorandum of Understanding, dated February 4, 2009, by and among (i) Wolf Popper LLP, counsel for Plaintiff Arthur Gober, CBM IRA Beneficiary Custodian, Beneficiary of Jerome Gober, (ii) Skadden, Arps, Slate, Meagher & Flom LLP, counsel for Defendants Endo and BTB Purchaser Inc., (iii) The Weiser Law Firm, P.C., counsel for Plaintiff Martin Wexler, (iv) Young Conaway Stargatt & Taylor, LLP, counsel for Defendants Indevus Pharmaceuticals, Inc., Glenn L. Cooper, Andrew Ferrara, James C. Gale, Michael E. Hanson, Stephen C. McCluski, Cheryl P. Morley and Malcolm Morville, (v) Levi & Korsinsky LLP, counsel for Plaintiff Malena C. Schroeder and (vi) Johnson Bottini LLP, counsel for Plaintiff H. Steven Mishket (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2009)

10.57	Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

Exhibit No.	Title
10.58	Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.59	Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004 (incorporated herein by reference to Exhibit 10.10 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.60	Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005 (incorporated herein by reference to Exhibit 10.11 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.61	Agreement and Plan of merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Indevus Current Report on Form 8-K, dated December 12, 2006)

10.62	License Agreement dated February 18, 1994 between Indevus and Rhone-Poulenc Rorer, S.A. (incorporated herein by reference to the Indevus Registration Statement on Form S-3 or Amendment I (File no. 33-75826))

10.63	Lease dated February 5, 1997 between Indevus and Ledgemont Realty Trust (incorporated herein by reference to Exhibit 10.87 to the Indevus Form 10-Q for the period ended December 31, 1996 filed with the Commission on February 14, 1997)

10.64	License Agreement effective as of November 26, 1999 between Madaus AG and Indevus (incorporated herein by reference to Exhibit 10.113 to the Indevus Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 28, 1999)

10.65	Indemnity and Release Agreement between American Home Products Corporation and Indevus dated as of May 30, 2001 (incorporated herein by reference to Exhibit 1.120 to the Indevus Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001)

10.66	Supply Agreement between Indevus and Madaus AG dated December 16, 2003 (incorporated herein by reference to Exhibit 10.129 to the Indevus Form 10-Q for the period ended December 31, 2002, filed with the Commission on February 14, 2003)

10.67	Development and License Agreement between Indevus and Shire Laboratories Inc. dated March 11, 2003 (incorporated herein by reference to Exhibit 10.130 to the Indevus Form 10-Q for the period ended March 31, 2003, filed with the Commission on April 13, 2003)

10.68	License, Commercialization and Supply Agreement dated April 6, 2004 between Indevus and Odyssey Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 99.2 to the Indevus Current Report on Form 8-K dated April 19, 2004)

10.68.1	Amendment No. 1 to License, Commercialization and Supply Agreement dated April 30, 2005 between Indevus and Odyssey Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.143 to the Indevus Form 10-Q for the period ended March 31, 2005, filed with the Commission on May 10, 2005)

10.69	Indenture of Lease dated December 20, 2004 between Indevus and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Hayden Office Trust (incorporated herein by reference to Exhibit 10.142 to the Indevus Form 10-Q for the period ended December 31, 2004, filed with the Commission on February 9, 2005)

10.70	Amendment and Consent Agreement dated May 14, 2005 between Indevus, Odyssey Pharmaceuticals, Inc., and Saturn Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated May 17, 2005)

10.71	License Agreement dated July 28, 2005 between Indevus and Schering Aktiengesellschaft (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated August 2, 2005)

Exhibit No.	Title
10.72	Manufacturing and Supply Agreement by and between Indevus and Schering AG, Germany dated on or about October 20, 2006 (incorporated herein by reference to Exhibit 10.158 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73	License and Supply Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.159 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73.1	Amendment and Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.160 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.74	API Supply Agreement by and between Indevus and Helsinn Chemicals SA and Helsinn Advanced Synthesis SA dated on or about November 22, 2006 (incorporated herein by reference to Exhibit 10.162 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.75	Supprelin Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.75.1	Supplemental Supprelin CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 23, 2009)

10.76	Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.76.1	Supplemental Stent CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 23, 2009)

10.77	Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.3 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.77.1	Supplemental Octreotide CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 23, 2009)

10.78	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc. (incorporated herein by reference to Exhibit 10.1 to the Valera Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 9, 2006)

10.79	Form of License, Supply and Distribution Agreement by and between Indevus Pharmaceuticals, Inc. and Orion Corporation dated April 2, 2008 (incorporated herein by reference to Exhibit 10.208 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.80	Form of Purchase and Sale Agreement by and between Ledgemont Royalty Sub LLC and Indevus dated August 26, 2008 (incorporated herein by reference to Exhibit 10.215 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.81	Form of Note Purchase Agreement by and among Ledgemont Royalty Sub LLC, Indevus and the purchasers named therein dated August 26, 2008 (incorporated herein by reference to Exhibit 10.216 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

Exhibit No.	Title
10.82	Form of Indenture by and between Ledgemont Royalty Sub LLC and U.S. Bank National Association dated August 26, 2008 (incorporated herein by reference to Exhibit 10.217 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.83	Form of Pledge and Security Agreement made by Indevus to U.S. Bank National Association, as Trustee, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.218 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.84	Form of Development, License and Commercialization Agreement made by and between Indevus and Teva Pharmaceutical Industries Ltd., dated September 25, 2008 (incorporated herein by reference to Exhibit 10.219 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.85	First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.86	Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989 (incorporated herein by reference to Exhibit 10.17 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.87	Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000 (incorporated herein by reference to Exhibit 10.12 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.88	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (incorporated herein by reference to Exhibit 10.6 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.1	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (incorporated herein by reference to Exhibit 10.7 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.2	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (incorporated herein by reference to Exhibit 10.8 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.89	Credit Agreement dated as of October 16, 2009 among Endo Pharmaceuticals Holdings Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital as syndication agent, and J.P. Morgan Securities Inc. and Barclays Capital as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

10.90	Pledge and Security Agreement dated as of October 16, 2009 by and among Endo Pharmaceuticals Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

Exhibit No.	Title
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.