Form 10-Q
period 2010-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2010-05-04
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of April 23, 2010: 116,266,242

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in our Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in our Annual Report on Form 10-K include those factors described herein under the caption “Risk Factors” and in documents incorporated by reference, including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of most of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have the right to be indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•

existing suppliers become unavailable or lose their regulatory status as an approved source, causing an inability to obtain required components, raw materials or products on a timely basis or at commercially reasonable prices;

•	the loss of branded product exclusivity periods and related intellectual property;

i

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

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K, and 8-K reports to the Securities and Exchange Commission (SEC). Also note that we provide the preceding cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$819,972	$708,462
Restricted cash	—	1,515
Marketable securities	15,000	25,275
Accounts receivable, net	324,324	323,501
Income taxes receivable	—	13,762
Inventories	87,050	84,893
Prepaid expenses and other current assets	18,060	17,081
Auction-rate securities rights, at fair value	13,749	15,659
Deferred income taxes	92,137	90,433

Total current assets	1,370,292	1,280,581

MARKETABLE SECURITIES	192,034	211,792
PROPERTY AND EQUIPMENT, Net	46,243	47,529
GOODWILL	302,534	302,534
OTHER INTANGIBLES, Net	592,624	609,909
OTHER ASSETS	35,924	36,458

TOTAL ASSETS	$2,539,651	$2,488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,030	$176,076
Accrued expenses	289,615	286,606
Income taxes payable	13,716	9,498

Total current liabilities	474,361	472,180

DEFERRED INCOME TAXES	55,891	49,180
ACQUISITION-RELATED CONTINGENT CONSIDERATION	59,360	58,470
CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	264,760	260,279
NON-RECOURSE NOTES PAYABLE	62,162	62,255
OTHER LIABILITIES	88,740	89,028
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 135,406,547 and 134,986,612 shares issued; 116,486,544 and 117,270,309 outstanding at March 31, 2010 and December 31, 2009, respectively	1,354	1,350
Additional paid-in capital	822,614	817,467
Retained earnings	1,165,646	1,105,291
Accumulated other comprehensive loss	(1,413)	(1,881)
Treasury stock, 18,920,003 and 17,716,303 shares at March 31, 2010 and December 31, 2009, respectively	(453,824)	(424,816)

Total stockholders’ equity	1,534,377	1,497,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,539,651	$2,488,803

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Net sales	$360,349	$335,300
Royalty and other revenue	$4,063	—

TOTAL REVENUES	$364,412	$335,300

COSTS AND EXPENSES:
Cost of revenues	94,073	83,009
Selling, general and administrative	133,335	120,006
Research and development	29,168	28,414
Acquisition-related items	1,529	26,405

OPERATING INCOME	106,307	77,466

INTEREST EXPENSE, NET	9,804	7,593
OTHER (INCOME) EXPENSE, NET	(219)	1,105

INCOME BEFORE INCOME TAX	96,722	68,768
INCOME TAX	36,367	29,731

NET INCOME	$60,355	$39,037

NET INCOME PER SHARE:
Basic	$0.51	$0.33
Diluted	$0.51	$0.33
WEIGHTED AVERAGE SHARES:
Basic	117,347	116,822
Diluted	118,031	117,209

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$60,355	$39,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,521	14,915
Stock-based compensation	3,791	1,937
Amortization of debt issuance costs and premium / discount	5,657	4,914
Selling, general and administrative expenses paid in shares of common stock	55	64
Deferred income taxes	5,475	(5,744)
Loss (gain) on disposal of property and equipment	17	(114)
Change in fair value of acquisition-related contingent consideration	890	—
Loss (gain) on auction-rate securities rights	1,910	(6,266)
Unrealized (gain) loss on trading securities	(1,706)	6,094
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(823)	(101,658)
Inventories	(2,157)	1,756
Prepaid and other assets	(871)	5,796
Accounts payable	(4,702)	(12,179)
Accrued expenses	3,104	49,672
Other liabilities	(1,091)	868
Income taxes payable	17,980	35,939

Net cash provided by operating activities	109,405	35,031

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,165)	(4,409)
Proceeds from sales of available-for-sale securities	32,475	6,650
Acquisition, net of cash acquired	—	(249,546)
Funding of acquisition-related escrow	—	(175,000)
Other investments	—	(1,250)

Net cash provided by (used in) investing activities	29,310	(423,555)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(95)	(55)
Tax benefits of stock awards	368	666
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	1,530	6,377
Purchase of common stock	(29,008)	—

Net cash (used in) provided by financing activities	(27,205)	6,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,510	(381,536)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	708,462	775,693

CASH AND CASH EQUIVALENTS, END OF PERIOD	$819,972	$394,157

SUPPLEMENTAL INFORMATION:
Interest paid	$2,843	$6
Income taxes paid	$13,572	$1,792
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment financed by capital leases	$162	$40
Accrual for purchases of property and equipment	$2,291	$493

In connection with the purchase of all of the capital stock of Indevus Pharmaceuticals, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$—	$1,013,724
Cash paid for the capital stock	—	(367,221)
Contingent consideration	—	(174,350)

Liabilities assumed	$—	$472,153

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

On February 23, 2009, the Company acquired Indevus Pharmaceuticals, Inc. (Indevus). Accordingly, as of February 23, 2009, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our quarter ended March 31, 2009 condensed consolidated results of operations include Indevus’s operating results from February 23, 2009 through March 31, 2009. For the period ended March 31, 2010, our condensed consolidated statement of operations includes Indevus’s operating results from January 1, 2010 to March 31, 2010.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company adopted new authoritative guidance on variable interests effective January 1, 2010. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (a VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result; the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company elected to adopt early the new authoritative guidance on revenue recognition effective January 1, 2010. The guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, it will require the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. The Company has elected to prospectively adopt these provisions. Our adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company adopted new authoritative guidance on business combinations for acquisitions occurring on or after January 1, 2009. This guidance requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This pronouncement also requires the fair value of acquired in-process research and development (IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. See Note 5 for Indevus purchase accounting details.

The Company adopted new authoritative guidance on collaborative arrangements effective January 1, 2009, and the provisions have been applied retroactively. According to this pronouncement a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure applies to the entire collaborative agreement. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. This authoritative guidance helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, the adoption did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS AG (UBS) with respect to certain auction rate securities in UBS accounts, we elected the fair value option for the auction-rate securities rights (See Note 3).

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

The Company adopted the new authoritative guidance on interim disclosure about fair value of financial instruments beginning with the period ending June 30, 2009. The guidance amends previous authoritative guidance by requiring disclosures with respect to the fair value of financial instruments in interim and annual financial statements. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition; however it did result in enhanced disclosures about fair value of financial instruments in our interim financial statements. See Note 3 for further details.

NOTE 3. FAIR VALUE MEASUREMENTS

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

The following table presents the carrying amounts and estimated fair values of our other financial instruments for the quarter ended March 31, 2010 and year ended December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$15,000	$15,000	$25,275	$25,275
Auction-rate securities rights	13,749	13,749	15,659	15,659

Long-term assets:
Auction-rate securities	186,851	186,851	207,334	207,334
Auction-rate securities rights	—	—	—	—
Equity securities	5,183	5,183	4,458	4,458
Equity and cost method investments	30,174	N/A	30,236	N/A

	$250,957		$282,962

Long-term liabilities:
Acquisition-related contingent consideration	$(59,360)	$(59,360)	$(58,470)	$(58,470)
1.75% Convertible Senior Subordinated Notes Due 2015	(264,760)	(279,897)	(260,279)	(277,651)
Non-recourse Notes Payable	(62,162)	(61,544)	(62,255)	(61,896)
Minimum Voltaren® Gel royalties due to Novartis	(50,876)	(50,876)	(49,996)	(49,996)

	$(437,158)	$(451,677)	$(431,000)	$(448,013)

Equity securities consist of publicly traded common stock the value which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration represents amounts payable to the former shareholders under contingent cash consideration agreements relating to the development of AveedTM and octreotide (see Note 5 for further details). These amounts are required to be measured at fair value on a recurring basis. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and a stock price volatility of 36% that was based on historic volatility of the Company’s common stock and other factors. The Non-recourse Notes were recorded at fair value as of February 23, 2009, the date we acquired Indevus. Fair value was determined using an income approach (present value technique). The Non-recourse Notes due in 2024 are being amortized down to their face value at maturity of $57.0 million (see Note 12 for further details). The fair value of our Non-recourse Notes at March 31, 2010 was determined using an income approach (present value technique) consistent with the methodology used as of February 23, 2009.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at March 31, 2010 and December 31, 2009 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2010 and December 31, 2009. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our one $20.0 million cost method investment.

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities, auction-rate securities rights, and acquisition-related contingent consideration. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$266,049	$—	$—	$266,049
Auction-rate securities	15,000	—	186,851	201,851
Auction-rate securities rights	—	—	13,749	13,749
Equity securities	5,183	—	—	5,183

Total	$286,232	$—	$200,600	$486,832

Liabilities:
Acquisition-related contingent consideration—long-term	—	—	(59,360)	$(59,360)

Total	$—	$—	$(59,360)	$(59,360)

Auction-rate securities included in Level 1 represent trading securities that were sold subsequent to March 31, 2010 at amounts equal to our original par value investment. Consequently, these trading securities categorized within Level 1 of the fair value hierarchy are classified as current marketable securities at March 31, 2010.

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

At March 31, 2010, the Company determined that the market for its auction-rate securities were inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company received auction-rate securities rights (the Rights) to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. As of March 31, 2010, we had Eligible Auction-Rate Securities with a par value of $197.9 million, representing 91% of our total auction-rate securities portfolio at par. The remaining nine percent (9%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Subsequent changes to the fair value of these trading securities resulted in $1.7 million of income during the three months ended March 31, 2010 and additional expense of $6.1 million during the three months ended March 31, 2009, and were recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

During 2008, we elected the fair value option for our auction-rate securities rights. As a result of our election, the fair value of the auction-rate securities rights are re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view, the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. At March 31, 2010, the fair value of our auction-rate securities rights were $13.7 million. The decrease in fair value from December 31, 2009 to March 31, 2010 of $1.9 million was recognized as a charge to earnings and included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Future changes in fair value will also be recognized in earnings.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The weighted average life used for each security representing time to maturity ranges from five to eight years. The weighted average life measured across the entire auction-rate portfolio is approximately seven years.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rates on March 31, 2010 ranged from 5.18% to 6.08%. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At March 31, 2010, the spreads over the base rate for our securities applied to our securities ranged from 135 basis points to 362 basis points.

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

At March 31, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $201.9 million, representing a seven percent (7%), or $14.8 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a 7%, or $16.5 million discount from their original purchase price or par value at December 31, 2009. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at March 31, 2010 and December 31, 2009 were reduced by approximately $14.8 million and $16.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.01 million gain and a $0.6 million gain in shareholders’ equity in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

At March 31, 2010, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $13.7 million. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(7,200)	—	(7,200)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	(15,000)	—	(15,000)
Changes in fair value recorded in earnings	1,706	(1,910)	(204)
Unrealized gain included in other comprehensive loss	11	—	11

Balance at March 31, 2010	$186,851	$13,749	$200,600

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(890)

Balance at March 31, 2010	$(59,360)

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

At March 31, 2010, the fair value of the Company’s trading securities was $169.1 million. The following is a summary of available-for-sale securities held by the Company as of March 31, 2010 and December 31, 2009 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2010:
Money market funds	$266,049	$—	$—	$266,049

Total included in cash and cash equivalents	266,049	—	—	266,049
Auction-rate securities	18,800	—	(1,085)	17,715
Equity securities	5,564	—	(381)	5,183

Long-term available-for-sale securities	24,364	—	(1,466)	22,898
Total available-for-sale securities	$290,413	$—	$(1,466)	$288,947

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2009:
Money market funds	$279,772	$—	$—	$279,772

Total included in cash and cash equivalents	279,772	—	—	279,772
Auction-rate securities	18,800	—	(1,096)	17,704
Equity securities	5,564	—	(1,106)	4,458

Long-term available-for-sale securities	24,364	—	(2,202)	22,162
Total available-for-sale securities	$304,136	$—	$(2,202)	$301,934

During the three-month period ended March 31, 2010, we sold $32.5 million of auction-rate securities at par value. During the three month period ended March 31, 2009, we sold $6.7 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the period ended March 31, 2010 and 2009. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of April 23, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated C by Moody’s and CC by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of March 31, 2010 and December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of March 31, 2010:
Underlying security:
Student loans	$118,224	$44,412	$10,088	$6,496	$7,631	$186,851

Total auction-rate securities included in long-term marketable securities	$118,224	$44,412	$10,088	$6,496	$7,631	$186,851

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2009:
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2010, the yields on our long-term auction-rate securities ranged from 0.32% to 0.88%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

prospectus. As of March 31, 2010, the weighted average yield for our long-term auction-rate securities was 0.60%. Total interest recognized on our auction-rate securities during the quarters ended March 31, 2010, and 2009 was $0.3 million and $0.8 million, respectively. The issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,715	18,800	17,704
Equity securities	5,564	5,183	5,564	4,458

Total	$24,364	$22,898	$24,364	$22,162

The Company’s financial assets measured at fair value on a nonrecurring basis at December 31, 2009 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Aveed™ indefinite-lived intangible asset	$—	$—	$35,000	$(65,000)

Total	$—	$—	$35,000	$(65,000)

As a result of the FDA’s Complete Response letter, dated December 2, 2009, related to our New Drug Application (NDA) for Aveed™, the Company performed an impairment review for the Aveed™ intangible asset in December 2009 and concluded that it was required, under generally accepted accounting principles, to record a pre-tax, non-cash impairment charge to write-down the asset to its estimated fair value. In the complete response letter, the FDA requested information to address the agency’s concerns regarding rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that our proposed Risk Evaluation and Mitigation Strategy with respect to the product is not sufficient. We believe that significant regulatory uncertainty currently exists with respect to the timing, label and regulatory path forward for AveedTM, and accordingly determined that a review for asset impairment was appropriate. Although the Company is continuing to evaluate the FDA’s findings to better understand the agency’s concerns, we were required to estimate the fair value of our AveedTM indefinite-lived intangible asset as of the date we received the Complete Response letter. To estimate fair value we assessed the possible changes to the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. In January 2010, the Company was notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. Therefore, management considered the likely benefit of patent exclusivity when estimating these future cash flows. To calculate the fair value of the Aveed™ intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor of 15% which we believe to be commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval associated with each potential indication and population of eligible recipients. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the Aveed™ intangible asset was determined to be $35 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $65 million for the year ended December 31, 2009, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included the Impairment of other intangible assets line item in the Consolidated Statements of Operations during the three months ended December 31, 2009. During the three months ended March 31, 2010, there have been no events, changes in circumstances or indicators of impairment that would have triggered an additional impairment review of the Aveed™ intangible asset. The Company expects to have an open dialogue in a meeting with the FDA in the second quarter of 2010, the results of which may impact those assumptions.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Changes in any of our assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

NOTE 4. INVENTORIES

Inventories are comprised of the following at March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$10,790	$8,510
Work-in-process	23,509	25,799
Finished goods	52,751	50,584

Total	$87,050	$84,893

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 5. ACQUISITIONS

Indevus Pharmaceuticals, Inc.

On February 23, 2009 (the Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock of Indevus. Through purchases in tender offer periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company.

The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer. The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement.

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

The operating results of Indevus from February 23, 2009 are included in the accompanying condensed consolidated statements of operations. The consolidated balance sheet as of December 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The acquisition date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

As of March 31, 2010 and December 31, 2009, the fair value of the contingent consideration is $59.4 million and $58.5 million, respectively.

In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus Shares in the Offer, then the Company will, subject to the terms described below, (i) pay an additional $2.00 per Indevus Share to the former stockholders of Indevus, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (ii) pay an additional $1.00 per Indevus Share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (Aveed TM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

Further, in the event that the AveedTM Without Label approval is received and subsequently, Endo and its subsidiaries publicly report audited financial statements which reflect net sales of AveedTM of at least $125.0 million in the aggregate for any four consecutive calendar quarters on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM (AveedTM Net Sales Event), then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus. In the event that the AveedTM Net Sales Event does not occur prior to the fifth anniversary of the date of the first commercial sale of AveedTM then the Company will not pay, and former Indevus stockholders will not receive, any additional amounts under the AveedTM Contingent Cash Consideration Agreement.

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an Aveed TM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

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

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

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

As of March 31, 2010, the fair value of the acquisition-related contingent consideration increased by approximately $0.9 million from December 31, 2009 primarily reflecting changes of our present value assumptions associated with our valuation model. There have been no changes to management’s December 31, 2009 assessment of the probabilities or anticipated timelines that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The increase in the liability was recorded as a loss and is included in the Acquisition-related items line item in the accompanying Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods. The Company expects to have an open dialogue in a meeting with the FDA in the second quarter of 2010, the results of which could materially impact the fair value of the Aveed contingent consideration liability.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

As of March 31, 2010, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement or related to the Valera Contingent Consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

February 23, 2009
Cash and cash equivalents	$117,675
Accounts receivable	14,591
Inventories	17,157
Prepaid and other current assets	8,322
Property, plant and equipment	8,856
Other intangible assets	532,900
Deferred tax assets	167,749
Other non-current assets	1,331

Total identifiable assets	$868,581

Accounts payable	$(5,116)
Accrued expenses	(26,725)
Convertible notes	(72,512)
Non-recourse notes	(115,235)
Deferred tax liabilities	(210,647)
Other non-current liabilities	(18,907)

Total liabilities assumed	(449,142)

Net identifiable assets acquired	$419,439
Goodwill	$121,455

Net assets acquired	$540,894

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar®(1)	$88.0	n/a
AveedTM	100.0	n/a
Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Pro2000(2)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

(2)	In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. The Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

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

The $121.5 million of goodwill was assigned to our pharmaceutical products segment, which was our only reportable segment as of December 31, 2009. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

The Company recognized $1.5 million and $26.4 million of acquisition-related costs that were expensed for the three-month periods ended March 31, 2010 and 2009, respectively. These costs are included in line item entitled “Acquisition-related items” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	March 31, 2010	March 31, 2009
Investment bank fees, includes Endo and Indevus	$—	$13,030
Accounting and legal	—	5,889
Separation and other costs	639	7,486
Changes in fair value of acquisition-related contingent consideration	890	—

Total	$1,529	$26,405

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the three months ended March 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2009, nor are they indicative of any future results.

Quarter ended
March 31, 2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$345,599
Net income	$21,913
Basic earnings per share	$0.16
Diluted earnings per share	$0.16

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Indevus to reflect a different revenue recognition model, the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets, unfavorable leases and current and long-term debt, had been applied on January 1, 2009, together with the consequential tax effects.

NOTE 6. LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG and Novartis Consumer Health, Inc.

On March 4, 2008, we entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (the FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel has been granted marketing exclusivity in the U.S. as a prescription medicine until at least October 2010.

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during the three months ended March 31, 2010 or 2009. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

Endo shall be solely responsible to commercialize the Licensed Product during the term of the Voltaren® Gel Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, Endo is required to incur a minimum amount of annual advertising and promotional expenses on the commercialization of the Licensed Product, subject to certain limitations. In addition, Endo will be required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement. Further, during the term of the Voltaren® Gel Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo.

During the term of the Voltaren® Gel Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States (an OTC Switch) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc., (Hind) for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three-month periods ended March 31, 2010 and 2009 we recorded $20.5 million and $19.0 million for these royalties to Hind, respectively. At March 31, 2010 and 2009, $20.5 million and $19.0 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. (Penwest) to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only the opioid analgesic product, oxymorphone ER, now known as Opana® ER. We had historically shared, on an equal basis, the costs of products developed under this agreement. On March 18, 2003, we received notice from Penwest that it was exercising its right under the agreement to cease funding its share of the development and pre-launch marketing costs of Opana® ER. Accordingly, we were responsible for funding 100% of these remaining costs until June 22, 2006, the date on which Opana® ER received FDA approval. In January 2007, the Company and Penwest entered into an amendment (the 2007 Amendment) to the 2002 Agreement. Under the terms of the 2007 Amendment, Endo and Penwest agreed to restructure the 2002 Agreement to provide that royalties payable to Penwest for U.S. sales of Opana® ER will be calculated based on net sales of the product rather than on operating profit, and to change certain other provisions of the 2002 Agreement. The 2007 Amendment also resolved the parties’ ongoing disagreement with regard to sharing of marketing expenses during the period prior to when Opana® ER reached profitability. The key financial terms of the 2007 Amendment are summarized as follows:

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of March 31, 2010, Endo has recouped the full $28 million of these unfunded development costs.

Royalties were reduced by fifty percent (50%) until we recouped our previously recognized unfunded development costs, after which time royalties became payable on annual net sales based on the royalty rates described above. In September 2008, the $41

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

million royalty threshold was met. During the first quarter of 2010, the previously recognized unfunded development costs were recouped. During the three months ended March 31, 2010 and March 31, 2009, we recorded in cost of revenues, royalties on the net sales of Opana® ER of approximately $7.2 million and $4.4 million, respectively.

Valeant Canada Ltd

In June 2009, the Company entered into a License Agreement with Valeant Canada Ltd (Valeant) granting Valeant a license to market Opana® and Opana® ER in Canada, Australia and New Zealand. Opana® ER, the extended release formulation of oxymorphone, was jointly developed by Penwest and Endo. Under the terms of the collaboration agreement between Penwest and Endo, the two companies have agreed to share equally in the proceeds received from Valeant for Opana® ER. The license agreement with Valeant also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo. Under the terms of the License Agreement, Valeant made an upfront payment to Endo and may make future payments if certain sales milestones are reached. In addition, Valeant has agreed to pay royalties ranging from 10%-20% on net sales of Opana® ER and Opana® in each of the three countries, subject to royalty reductions upon patent expiry or generic entry.

Vernalis Development Limited

In July 2004, we entered into a License Agreement and a Loan Agreement with Vernalis Development Limited (Vernalis) under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (Frova®) in North America (the Vernalis License Agreement). Frova® was launched June 2002 in the U.S, and indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30 million and annual $15 million payments each in 2005 and 2006. Under the loan agreement, we provided Vernalis with a loan of $50 million in August 2004. We capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments and the difference of $6.2 million between the face amount of the loan and its present value at inception as an intangible asset representing the fair value of the exclusive license to market Frova®. We are amortizing this intangible asset into cost of revenues on a straight-line basis over its estimated life of twelve and one-half years.

Under the terms of the License Agreement we would have been required to make a $40 million milestone payment upon FDA approval for the short-term prevention of menstrual migraine indication. In September 2007, the FDA issued to the Company and our development partner Vernalis, a “not approvable” letter pertaining to our supplemental new drug application (sNDA) for Frova® for the additional indication of short-term prevention of menstrual migraine. In April 2008, Endo notified the FDA of the withdrawal of the sNDA without prejudice to refiling as afforded under 21 CFR 314.65 for Frova® 2.5 mg tablets. Frova® is approved and marketed for the acute treatment of migraine with or without aura in adults.

In addition, Vernalis could receive one-time milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. We withheld 50% of those royalties and used the withholding to offset a portion of the unpaid accrued interest on the note receivable. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized the product Frova® in Canada, under the Canadian Trademark.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Allergan/Esprit

In September 2007, Indevus entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc (Esprit), which modified the obligations of each party and superseded all previous agreements (the Allergan Agreement). In October 2007, Allergan, Inc. (Allergan) acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Under the Allergan Agreement, we received the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties. Aggregate minimum royalties for the remainder of the Allergan Agreement amount to approximately $100 million through December 31, 2014, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, Allergan has the right to reduce, subject to quarterly and annual restrictions, royalty payments by $20 million in the aggregate. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition on December 31, 2013. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of Sanctura® and Sanctura XR® will be reimbursed to the Company by Allergan up to six percent (6%) of net sales. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of Sanctura XR® or February 1, 2025, the date of the last to expire patent covering Sanctura XR® in the United States. Either party may also terminate the Allergan Agreement in the event of a material breach by the other party. In August 2008, Indevus assigned its rights to receive a fixed percentage of net sales and $20 million related to a long-term commercialization milestone related to generic competition to the holders of the Non-recourse Notes (see Note 12).

In May 2008, together with Madaus AG, Indevus licensed to Allergan the exclusive right to develop, manufacture, and commercialize Sanctura XR® in Canada. As a result, the Company could receive milestones upon the achievement of certain sales thresholds of up to $2 million. In addition, any third-party royalties owed by the Company on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation which is currently expected to be November 4, 2024, after which Allergan will have a fully-paid license.

Madaus

In November 1999, Indevus entered into an agreement with Madaus to license the exclusive rights to develop and market certain products, including Sanctura® in the United States. In November 2006, Indevus entered into (i) a License and Supply Agreement and (ii) an amendment to its original 1999 license agreement with Madaus (collectively, the Madaus Agreements). In March 2010, Endo amended the Madaus Agreements. Under the amended Madaus Agreements, (a) Madaus has licensed the rights to sell Sanctura XR® in all countries outside of the U.S. (the Madaus Territory) except Canada, Japan, Korea and China (the Joint Territory), (b) Madaus has agreed to pay a fee based on the number of capsules of Sanctura XR sold in the Madaus Territory through December 9, 2015 and (c) Endo has agreed to pay a fee based on the number of capsules of Sanctura XR® sold in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share. In exchange, Madaus (a) agreed to make certain immaterial payments upon the achievement of certain commercial milestones and pay royalties of 5% of net sales based on future sales of Sanctura XR® in the Madaus Territory and (b) agreed to reimburse Endo for any amounts due to Supernus (see Supernus below) related to the development or commercialization in the Madaus territory. The Company and Madaus will share the development and commercialization costs in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of Sanctura XR® in any country in the Joint Territory, the other party has the right to independently develop and commercialize Sanctura XR® in that country. The term of the Madaus Agreement for Sanctura XR® extends until the expiration, on a country-by-country basis, of all royalty obligations owed to the Company from Madaus which ceases upon the last to expire applicable patent in the Madaus Territory. Either party may terminate the amended Madaus Agreements in the event of a material breach by the other party.

Supernus

In March 2003, Indevus entered into a Development and License Agreement (the Supernus Agreement) with Supernus Pharmaceuticals, Inc. (Supernus) pursuant to which Supernus agreed to develop Sanctura XR® and granted exclusive, worldwide rights under certain Supernus patents and know-how to Indevus. The Supernus agreement includes potential future development and commercialization milestone payments from the Company to Supernus, including royalties based on sales of Sanctura XR®, and potential future development and commercialization milestone payments for up to an aggregate of $2.4 million upon the launch of Sanctura XR® in certain geographic areas. In addition, the Supernus agreement includes potential future development and

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

commercialization milestone payments for up to an aggregate of $4.5 million upon the launch of new formulations and over-the-counter products. The Company is responsible for all development costs and the commercialization of Sanctura XR® under the Supernus agreement. The Supernus agreement continues until the earlier of, in any particular country, (i) the last date on which the manufacture, use or sale of licensed product in such country would infringe a valid claim of a licensed patent in such country but for the license granted by the agreement; or (ii) twelve years from the date of first commercial sale of licensed product in such country. Either party may also terminate this agreement in the event of a material breach by the other party or by mutual consent.

The Population Council

The Company markets its products utilizing the Hydron® Polymer Technology pursuant to an agreement between Indevus and the Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing an LHRH analog. We are also obligated to pay royalties to the Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.

Orion Corporation

In April 2008, Indevus entered into a License, Supply and Distribution Agreement (the Orion Agreement) with Orion Corporation (Orion) granting Orion the rights to market Vantas® in Europe and in certain other countries outside of Europe. Vantas® is currently approved for the treatment of advanced prostate cancer in Denmark, the United Kingdom and other European countries, and the Company is seeking additional European approvals through the mutual recognition procedure. The Company could receive certain contingent payments from Orion based on the receipt of additional marketing authorizations and the achievement of sales thresholds, in an aggregate amount of up to approximately $2.2 million and $11.2 million, respectively. Additionally, the Company will supply Vantas® to Orion at a pre-determined transfer price subject to annual minimum purchase requirements. The Orion Agreement expires in April 2023, unless earlier terminated by either party in the event of a material breach by the other party. The Orion Agreement will automatically renew for one-year periods, subject to the right of either party to terminate the agreement at any time effective at the end of the initial fifteen-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 19 million euros (approximately $26 million at March 31, 2010) and possibly development and commerce milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

Bioniche Life Sciences Inc.

In July 2009, the Company entered into a License, Development and Supply Agreement (the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as Urocidin™, in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. Urocidin™ is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20.0 million in July 2009, which was recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $69.5 million and $26.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to two separate indications for Urocidin™. Bioniche will manufacture Urocidin™ and receive a transfer price for supply based on a percentage of Endo’s annual net sales of Urocidin™. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. (the ProStrakan Agreement). Fortesta™, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense. In addition, ProStrakan could potentially receive up to approximately $200 million in additional payments linked to the achievement of future regulatory and commercial milestones related to Fortesta™. ProStrakan will exclusively supply Fortesta™ to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months’ prior written notice at no cost to the Company.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The Company will continue to work closely with the FDA to address their questions and we expect to file a complete response, mid-2010. The milestone payment to ProStrakan related to FDA approval of Fortesta™ is $20 million which will be reduced the longer such approval takes, subject to certain limits.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of AveedTM. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.

In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of Aveed TM. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. The BayerSchering Agreement expires ten years after the first commercial sale of AveedTM.

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

In March 2009, Teva converted the Teva Agreement from an equal cost sharing arrangement to a royalty structure whereby Teva will be responsible for all development and commercial costs in the U.S. and the Company will receive royalties on net sales, in addition to milestone payments. Royalty payments in the U.S. will be equal to fifty percent (50%) of U.S. gross margins.

Under the Teva Agreement, the Company could receive up to $142.5 million in development and sales threshold milestone payments, including an estimated $11.0 million of contractual payments to be received during the Phase IIb study, of which the Company has received $10.0 million as of March 31, 2010. The term will extend on a country-by-country basis from the effective date to the later of twelve years from first commercial sale or the last valid claim in a country in the territory. Teva may terminate the Teva Agreement (i) by giving notice within a certain time frame from the completion of the Phase IIb study, and (ii) anytime with a specified advance notice, except no such termination will be effective until the completion of any ongoing Phase IIb study. If Teva terminates the Teva Agreement after a product is approved, the Company will pay Teva royalties on its revenues up to an aggregate of certain amounts expended by Teva on development and commercialization. Either party may terminate the Teva Agreement in the event of a material breach by the other party. If the Company terminates the Teva Agreement in the event of a material breach, the Company would not be liable for any termination payments.

Hydron Technologies, Inc.

In November 1989, GP Strategies Corporation (GP Strategies), then known as National Patent Development Corporation, entered into an agreement (the Hydron Agreement) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera Pharmaceuticals, Inc. (Valera, now a wholly-owned subsidiary of the Company known as Endo Pharmaceuticals Valera Inc.) entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, and all of GP strategies’ rights under the Hydron Agreement, and certain other agreements with The Population Council and Shire US, Inc.

Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell and distribute any prescription drug or medical device and certain other products made with the Hydron® Polymer Technology. Hydron Technologies retained an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Hydron® Polymer Technology in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the Hydron® Polymer Technology, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of Hydron® Polymer Technology and Hydron Technologies is obligated to purchase them from the Company. In the event the Company withdraws from the business of manufacturing the Hydron® Polymer Technology, the Company will assign all of its right and interest in the Hydron trademark to Hydron Technologies. This agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

EpiCept Corp.

In December 2003, we entered into a license granting us exclusive, worldwide rights to certain patents of EpiCept Corp. (EpiCept) as well as exclusive, worldwide commercialization rights to EpiCept’s LidoPAIN® BP product (EpiCept Agreement). The EpiCept Agreement provides for Endo to pay EpiCept milestones as well as royalties on the net sales of EpiCept’s LidoPAIN® BP product. Under this Agreement, we made an upfront payment to EpiCept of $7.5 million which we capitalized as an intangible asset representing the fair value of the exclusive right and the patents. We are amortizing this intangible asset over its useful life of thirteen (13) years. EpiCept has also retained an option to co-promote the LidoPAIN® BP product. Milestone payments made by Endo under this agreement, including regulatory milestones and sales thresholds, could total up to $82.5 million. In addition, the EpiCept Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The EpiCept Agreement generally lasts until the underlying patents expire. In January 2009, EpiCept announced that it was discontinuing all drug discovery activities including the development of LidoPAIN® BP. However, the Company intends to maintain its patent rights conveyed by the EpiCept Agreement.

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Additional payments of approximately 71.0 million Euros (approximately $96 million at March 31, 2010) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company and the rights to negotiate an exclusive worldwide development and commercialization arrangement with respect to a certain technology for use in a specified indication. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo is committed to fund $3 million. No amounts have been funded under the line-of credit as of March 31, 2010. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of March 31, 2010, our investment in the privately-held company was $20 million, representing our maximum exposure to loss.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets consist of the following at March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$302,534	$302,534

Indefinite-lived intangibles:
In process research and development	$100,900	$100,900
Definite-lived intangibles:
Licenses	$625,242	$625,242
Less accumulated amortization	(133,518)	(116,233)
Patents	—	—
Less accumulated amortization	—	—

	491,724	509,009

Other intangibles, net	$592,624	$609,909

Amortization expense for the three month periods ended March 31, 2010 and 2009 was $17.3 million and $11.5 million, respectively. As of March 31, 2010, the weighted average amortization period for our definite lived intangible assets in total was approximately 10 years.

There were no changes in the gross carrying amount of our other intangible assets for the three-month period ended March 31, 2010. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2009 is as follows (in thousands):

2010	$69,141
2011	$69,141
2012	$69,141
2013	$56,836
2014	$43,944

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Net income	$60,355	$39,037
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	468	(1,191)

Total comprehensive income	$60,823	$37,846

NOTE 9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. Approximately 11.9 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004 and 2007 Stock Incentive Plans. As of March 31, 2010, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the guidance for Share-Based Payments. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $3.8 million and $1.9 million, during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $80.7 million. This expected cost does not include the impact of any future stock-based compensation awards.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	5,158,541	$22.84
Granted	1,746,734	$20.96
Exercised	(86,688)	$17.66
Forfeited	(115,875)	$21.82
Expired	(22,498)	$28.46

Outstanding, March 31, 2010	6,680,214	$22.41	7.64	$18,443,447
Vested and expected to vest, March 31, 2010	6,143,185	$22.56	7.48	$16,749,252
Exercisable, March 31, 2010	2,799,980	$24.13	5.52	$6,960,272

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.4 million and $3.1 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2010 and 2009 was $7.36 per option and $7.55 per option, respectively, determined using the following assumptions:

	2010	2009
Average expected term (years)	5.3	5.3
Risk-free interest rate	2.6%	1.99%
Dividend yield	0.00	0.00
Expected volatility	34%	40%

The weighted average remaining requisite service period of the non-vested stock options was 3.0 years.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Restricted Stock Units

A summary of our restricted stock units as of March 31, 2010 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,477,241
Granted	1,297,113
Forfeited	(42,484)
Vested	(339,569)

Outstanding, March 31, 2010	2,392,301	$56,793,226
Vested and expected to vest, March 31, 2010	2,003,964	$47,299,037

The weighted average remaining requisite service period of the non-vested restricted stock units was 3.1 years. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2010 was $20.71 per unit.

Performance shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable U.S. GAAP. PSUs granted for the three months ended March 31, 2010 totaled 163,000. As of March 31, 2010, there was approximately $3.3 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

This program does not obligate Endo to acquire any particular amount of common stock. Additional purchases, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012.

During March 2010, pursuant to the existing share repurchase program, we purchased approximately 1.2 million shares of our common stock during the period ended March 31, 2010 totaling $29.0 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

NOTE 10. COMMITMENTS and CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. Endo has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.

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

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. The agreement contains certain provisions requiring Teikoku to qualify an additional manufacturing site, at our request, should we meet certain defined purchasing levels for a defined period of time. On April 24, 2007, we amended the Teikoku agreement (the Amended Agreement). The material components of the Amended Agreement are as follows:

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

On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply the product at a fixed price for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the amendment.

Mallinckrodt Inc.

Under the terms of our agreement (the Mallinckrodt Agreement) with Mallinckrodt Inc. (Mallinckrodt), Mallinckrodt manufactures and supplies to us narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under the Mallinckrodt agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate the Mallinckrodt agreement in the event of a material breach by the other party.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Sharp Corporation

Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp Agreement will expire on March 1, 2011, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice.

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv). Under the terms of the Ventiv Agreement, Ventiv provides to Endo certain sales and marketing services through a contracted field force and other sales management positions, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promotes primarily Voltaren® Gel and is required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

Under the terms of the Ventiv Agreement, we are required to pay Ventiv a monthly fixed fee based on a pre-approved budget. Included in the fixed monthly fee are certain costs such as the Ventiv sales representative and district manager salaries, Ventiv field force travel, and office and other expenses captured on routine expense reports, as well as a fixed management fee. Ventiv is also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the Ventiv Agreement. This performance-based bonus is payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved. In May 2009, we amended the Ventiv Agreement to change certain provisions including a reduction in the Ventiv Field Force from 275 to 80 sales representatives effective June 1, 2009. The expenses incurred with respect to Ventiv under the Ventiv Agreement were $2.5 million and $10.0 million for the three months ended March 31, 2010, and 2009, respectively.

The Ventiv Agreement will expire on June 30, 2010. The Ventiv Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within thirty (30) days from the giving of written notice.

UPS Supply Chain Solutions

Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, accounts receivables management and warehouse, freight and distribution services for certain of our products in the United States. The term of the agreement for all services provided by UPS Supply Chain Solutions expired on April 30, 2010; however, we have agreed to operate under the existing terms of the contract until a new contract is signed. We are currently in the process of negotiating a new service contract with by UPS Supply Chain Solutions which is expected to be signed during May 2010 and will have terms substantially similar to those of the current contract. The current agreement may be terminated by either party in the event of material breach by the other party and by us, with prior notice: (1) for a sale of our company or a sale of substantially all of our business; (2) for a change in our stock ownership or company control; (3) if we decide to have these services provided in-house or by an affiliate; or (4) if UPS fails to provide additional storage space for our products upon request. In the event of termination under certain circumstances, we are required to pay UPS for certain capital investments and wind-down expenses.

General

In addition to the manufacturing and supply agreements described above, we have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Milestones and Royalties

See Note 6 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

Employment Agreements

We have entered into employment agreements with certain members of management.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

As of March 31, 2010, the Company had an outstanding insurance claim of approximately $3.0 million, relating to payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to Indevus by Reliance Insurance Company (Reliance). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. It is uncertain when, if ever, the Company will collect any of its remaining $3.0 million of claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Paragraph IV Certifications on Lidoderm®

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson Laboratories, Inc, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming U.S. Patent No. 5,827,529 is invalid or not infringed. Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend Lidoderm’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm, including enforcement of the product’s intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Paragraph IV Certifications on Opana® ER

On December 14, 2007, the Company received a notice from IMPAX Laboratories, Inc. (IMPAX) advising of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). IMPAX stated in its letter that the FDA requested IMPAX to provide notification to us and Penwest of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2023, 2013 and 2013, respectively. The Company’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by Penwest and contained a Paragraph IV certification under section 355(j) of the FDC Act, we believe IMPAX’s notice triggered the 45-day period under the FDC Act in which we and Penwest could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Penwest on November 15, 2007 against IMPAX remains pending.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

On April 12, 2010, Endo and Penwest settled all of the Barr litigation. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of Penwest’s patents relating to the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Under the terms of the settlement, Endo and Penwest have agreed to grant Barr a license to sell a generic of Opana® ER on or after Sept. 15, 2012, or earlier under certain circumstances.

On December 29, 2009, the Company received a notice from Roxane Laboratories, Inc. (Roxane) advising of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. The notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, the Company and Penwest filed a lawsuit against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

On January 20, 2010, the Company received a notice from Watson Laboratories, Inc. (Watson) advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. The notice refers to Penwest’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on March 4, 2010, the Company and Penwest filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On March 19, 2010, the Company received a notice from Watson Laboratories, Inc. (Watson) advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5, 7.5,10, 15, 20, and 30 mg dosage strengths. Subsequently, on April 23, 2010, the Company and Penwest filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

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

Paragraph IV Certifications on Sanctura XR®

On June 2, 2009, the Company’s subsidiary, Endo Pharmaceuticals Solutions, Inc. (Endo Solutions), received a notice from Watson Laboratories, Inc. (Watson) advising that Watson had filed a certification with the FDA under 21 C.F.R. § 314.95(c)(1) in conjunction with ANDA 91-289 for approval to commercially manufacture and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV letter alleged that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Watson’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions. The Sanctura XR® product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on August 3, 2010.

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

On April 26, 2010, the Company received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Paddock Laboratories, Inc. (Paddock) advising the Company that Paddock had filed an ANDA 201291 for approval to commercially manufacture, use and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV letter alleges that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Paddock’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions. The Sanctura XR® product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on August 3, 2010. The Company intends to pursue all available legal and regulatory avenues in defense of its intellectual property rights related to Sanctura XR® and will explore all options as appropriate in the best interests of the Company.

LecTec Corporation v Chattem, Inc., et al.

On July 25, 2008, the LecTec Corporation filed a complaint in the United States District Court for the Eastern District of Texas against the Company’s subsidiary, Endo Pharmaceuticals Inc. (EPI) and several other pharmaceutical companies alleging that each of the defendants sells products that infringe one or more claims of patents owned by LecTec. The Company’s product Lidoderm® is identified in the complaint. The complaint alleges that Lidoderm® infringes U.S. Patents 5,536,263 and 5,741,510. On September 30, 2008, the Company filed an answer denying infringement and alleging that the patents are invalid. On February 10, 2009, the plaintiff filed a motion for preliminary injunction against EPI.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 11. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income available to common stockholders	$60,355	$39,037
Denominator:
For basic per share data—weighted average shares	117,347	116,822
Effect of dilutive stock options	684	387

For diluted per share data—weighted average shares	118,031	117,209
Basic net income per share	$0.51	$0.33

Diluted net income per share	$0.51	$0.33

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

The following reconciliation shows the shares excluded from the calculation of diluted earnings per share as the inclusion of such shares would be anti-dilutive for the three months ended March 31 (in thousands):

	2010	2009
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	14,294
Employee stock-based awards	4,728	3,912

	19,022	18,206

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 12. DEBT

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the notes to $40.00 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. The warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants at exercise.

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

As discussed in Note 2, on January 1, 2009 the Company retrospectively adopted the provisions of the authoritative guidance relating to the accounting for convertible debt instruments. The guidance requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods.

As a result of our adoption, we separated the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and are amortizing the resulting discount into interest expense over the life of the Convertible Notes.

The carrying values of the debt and equity components of our Convertible Notes at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(114,740)	(119,221)

Net carrying amount of the debt component	$264,760	$260,279

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $6.1 million and $5.8 million of interest expense for the three months ended March 31, 2010 and March 31, 2009, respectively. For the amounts recognized in 2010, $1.7 million related to the contractual interest payments and $4.4 million related to the amortization of the debt discount and certain other costs of the offering. This compared to $1.7 million of contractual interest payments and $4.1 million related to the amortization of the debt discount and certain other costs of the offering for the three months ended March 31, 2009.

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

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

In connection with the issuance of the Non-recourse Notes, Indevus and Royalty Sub entered into a Purchase and Sale Agreement pursuant to which Indevus sold to Royalty Sub its rights to receive royalty payments from Allergan arising under the Allergan Agreement (as described in Note 6) for sales in the U.S. of Sanctura® and Sanctura XR®. To secure repayment of the Non-recourse Notes, Royalty Sub granted a continuing security interest to the trustee for the benefit of the noteholders in, among other things, the royalty payments made by Allergan under the Allergan Agreement discussed above, all of its rights under the Purchase and Sale Agreement and any accounts established in accordance with the Indenture (and all amounts from time to time credited to such accounts). The Non-recourse Notes have not been guaranteed by Indevus or the Company. Principal on the Non-recourse Notes is required to be paid in full by the final legal maturity date of November 5, 2024, unless repaid or redeemed earlier. In the event the Non-recourse Notes are repaid or redeemed prior to November 5, 2024, the noteholders will be entitled to a redemption premium (as described below). The interest rate applicable to the Non-recourse Notes is 16% per year and is payable quarterly in arrears and commenced on November 5, 2008.

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10 million interest reserve account was established to fund potential interest payment shortfalls. As of March 31, 2010, there was no remaining restricted cash on the Company’s consolidated balance sheet. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

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

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-recourse Notes (16%) compounded quarterly. If any interest payment shortfall is not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur, unless the Company contributes cash to a capital account of Royalty Sub in an amount sufficient to satisfy any such shortfall. Pursuant to the Indenture, the Company has the right, but not the obligation, to contribute cash in an amount equal to the shortfall to the capital account for distribution by the trustee to the noteholders. The Company has the right to satisfy such an interest payment shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to fund the capital account to satisfy an interest payment shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may accelerate the obligations of Royalty Sub under the Non-recourse Notes and exercise their remedies thereunder, including assuming all rights to future royalty payments from Allergan. We funded a shortfall of $0.04 million with our February 2010 quarterly interest payment. Based on current expectations, it is reasonably possible that we may exceed the maximum number of times we can fund the capital account to satisfy an interest payment shortfall as early as November 2010.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, for the year ended December 31, 2009 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this Report.

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a specialty pharmaceutical company. The Company, through its wholly-owned subsidiary, Endo Pharmaceuticals Inc., is engaged in the research, development, manufacturing, marketing and sale of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate and bladder cancer and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Sanctura XR®, Sanctura®, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 92% of our revenues for the three-months ended March 31, 2010, with 50% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 7% of revenues for the three-months ended March 31, 2010, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

In the first quarter of 2009, we acquired Indevus, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology, endocrinology and oncology. Indevus’s approved products include Sanctura® and Sanctura XR® for overactive bladder (OAB), which are promoted in the U.S. by Allergan, Vantas® for advanced prostate cancer, Supprelin® LA for central precocious puberty (CPP), Delatestryl® for the treatment of hypogonadism and Valstar® for bladder cancer. We also acquired from Indevus a core urology and endocrinology portfolio containing multiple compounds in development including AveedTM for hypogonadism, and the octreotide implant for acromegaly and carcinoid syndrome. Financial information presented herein reflects the operating results of Indevus from February 23, 2009.

Through a dedicated sales force in the United States, consisting of 337 specialty representatives, 389 pharmaceutical sales representatives focusing primarily on pain products, 83 sales representatives focusing primarily on urology and oncology, 26 medical center representatives and a contract sales force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, oncology, urology, endocrinology and primary care, including pediatricians. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Changes in Directors & Officers and Other Related Matters

On April 28, 2010, Clive A. Meanwell, M.D., Ph.D. notified the company on April 28, 2010 of his intent to not stand for reelection as a director of the Company at the Company’s 2010 Annual Meeting of Stockholders, so that he may better focus on his other professional responsibilities. Dr. Meanwell will continue to serve as a director of the Company until the expiration of his term at the Company’s 2010 Annual Meeting of Stockholders.

On March 12, 2010, the Company’s Board of Directors appointed Julie McHugh, the Company’s Executive Vice President and Chief Operating Officer.

Most recently, Ms. McHugh was president and CEO for Nora Therapeutics, a venture capital backed biotech start-up developing novel therapies to prevent implantation failure in the setting of in-vitro fertilization and recurrent pregnancy loss. Before joining Nora, she held senior positions at Johnson & Johnson during a twelve year period. Her last role at J&J was Company Group Chairman for the Global Virology Business Unit. Before that she was President of Centocor, Inc., a J&J company. Previously, Ms. McHugh held marketing positions of increasing scope and accountability at Astra-Merck, Rhone-Poulenc Rorer (Sanofi Aventis) and SmithKline (GlaxoSmithKline).

Ms. McHugh currently serves on the Board of Visitors for the Smeal College of Business of the Pennsylvania State University, the Board of Directors for the Nathaniel Adamczyk Foundation and was 2009 Chairman of the Board of Directors for the Pennsylvania Biotechnology Association. She received her Bachelor of Science degree from Pennsylvania State University and her Masters of Business Administration degree from Saint Joseph’s University.

Healthcare Reform

On March 23, 2010, President Obama signed into law H.R. 3590, the Patient Protection and Affordable Care Act (PPACA), which will make major changes to the U.S. healthcare system. On March 30, 2010, the President signed H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (Reconciliation Act), which included a package of changes to the PPACA, as well as additional elements to reform health care in the United States.

While some provisions of the new healthcare reform law go into effect this year, most of the provisions will not begin to be implemented until 2014 and beyond. Since implementation will be incremental to the enactment date of the law, there are still many challenges and uncertainties ahead. Such a comprehensive reform measure may require expanded implementation efforts on the part of federal and state agencies embark on rule-making to develop the specific components of their new authority. The Company will monitor closely the implementation of the new law.

The passage of the PPACA and the Reconciliation Act will result in a transformation of the delivery and payment for health care services in the U.S. The combination of these measures will expand health insurance coverage to an estimated 32 million Americans. In addition, there are significant health insurance reforms that are expected to improve patients’ ability to obtain and maintain health insurance. Such measures include: the elimination of lifetime caps, no rescission of policies, and no denial of coverage due to preexisting conditions. The expansion of healthcare insurance and these additional market reforms should result in greater access to the Company’s products.

The overall impact from healthcare reform reflects a number of uncertainties. Nevertheless, we believe that changes to the Medicaid fee for service program and Managed Medicaid will drive the bulk of our estimated impact in 2010. There are a number of other provisions in the legislation that collectively are expected to have a small impact, including originator AMP for new formulations, the expansion of 340B pricing and the revision of the AMP definition to remove physician class of trade. We expect that these various elements of healthcare reform will adversely impact our total revenues by approximately $20 million for the year ending December 31, 2010. Other elements will not have an effect until 2011. In particular, reducing the size of the donut hole in Medicare Part D coverage by 50% and the payment of a Health Care Reform fee will both have an incremental effect next year. These impacts are still fluid and will continue to evolve.

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

Revenues

Revenues for the three months ended March 31, 2010 increased 9% to $364.4 million from $335.3 million in the comparable 2009 period. This increase in revenues is primarily driven by increased revenues of Lidoderm®, Opana® ER and Opana® and Voltaren® Gel. Also, included in the three months ended March 31, 2010 are the revenues of our recently acquired products, included in other brands, from our acquisition of Indevus Pharmaceuticals, Inc. This compares to a partial quarter in 2009 as the acquired products were included from February 23, 2009 through March 31, 2009 in the comparable 2009 period. For the three months ended March 31, 2010, increased sales volume contributed 10% of the total revenue growth of 9%, while price contributed a negative 1% of the total revenue growth.

The following table displays our revenues by product category and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	$	%	$	%
Lidoderm®	$182,607	50	$171,636	51
Opana® ER and Opana®	66,157	18	52,765	16
Percocet®	28,673	8	33,690	10
Voltaren® Gel	20,362	6	12,319	4
Frova®	15,082	4	12,292	3
Other brands	21,592	6	10,205	3

Total brands	334,473	92	292,907	87
Total generics	25,876	7	42,393	13
Total royalty and other revenues	4,063	1	—	—

Total revenues	$364,412	100	$335,300	100

Lidoderm® . Net sales of Lidoderm® for the three months ended March 31, 2010 increased by $11.0 million, or 6%, from the comparable 2009 period. During the first quarter of 2010, the increase in Lidoderm® is attributable to volumes compared to the same period in 2009.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the three months ended March 31, 2010 increased by $13.4 million, or 25% from the comparable 2009 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet® . Net sales of Percocet® for the three months ended March 31, 2010 decreased by $5.0 million, or 15% from the comparable 2009 period. The decrease is primarily attributable to decreased volumes during the first quarter of 2010 as compared to 2009.

Voltaren® Gel. Net sales of Voltaren® Gel for the three months ended March 31, 2010 increased by $8.0 million or 65% from the comparable 2009 period. The Company launched Voltaren® Gel in March 2008 and we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience.

Frova® . Net sales of Frova® for the quarter ended March 31, 2010 increased by $2.8 million or 23% from the comparable 2009 period. The increase is primarily attributable to favorable pricing.

Other brands. Net sales of our other branded products for the three months ended March 31, 2010 increased by $12.7 million from the comparable 2009 period. This increase is primarily driven by our February 2009 acquisition of Indevus, which contributed approximately $7.9 million of net sales during the period from February 23, 2009 through March 31, 2009 compared to $19.9 million for the full quarter ended March 31, 2010.

Generics. Net sales of our generic products for the three months ended March 31, 2010 decreased by $16.5 million, or 39% from the comparable 2009 period. The decrease was primarily due to a shortage of other competing generic opioids in the market during 2009 which was an anomaly and did not recur during 2010. However, the Company continues to see strong product growth as we execute our generic strategy.

Royalty and other revenues. Royalty and other revenues for the quarter ended March 31, 2010 were $4.1 million. These amounts consist primarily of royalties earned on net sales of Sanctura® and Sanctura XR®.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	% of revenues	2009	% of revenues
	(in thousands)
Cost of revenues	$94,073	26%	$83,009	25%
Selling, general and administrative	133,335	37%	120,006	36%
Research and development	29,168	8%	28,414	8%
Acquisition related costs	1,529	*	26,405	8%

Total costs and expenses	$258,105	71%	$257,834	77%

*	Amount less than 1%

Cost of Revenues and Gross Margin. Cost of revenues for the three months ended March 31, 2010 increased by $11.1 million or 13%, to $94.1 million from $83.0 million in the comparable 2009 period. Cost of revenues increased during the three months ended March 31, 2010 primarily as a result of increased revenues as well as an increase in cost of revenues as a percent of revenue. Gross profit margins for the three months ended March 31, 2010 and 2009 were 74% and 75%, respectively. The reduction in gross profit margins is primarily due to the increased amortization expense in 2010 compared to the 2009 period as a result of a full quarter of amortization on the acquired Indevus intangible assets and an increase in royalty expense recorded on sales of Opana® ER for the three months ended March 31, 2010, compared to the 2009 period as a result of the expiration of the 50% royalty holiday during the three months ended March 31, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2010 increased to $133.3 million from $120.0 million in the comparable 2009 period. The increase is primarily attributable to our acquisition of Indevus during the first quarter of 2009 and the recognition of a full quarter of Indevus expenses during the three months ended March 31, 2010 as well as approximately $5.0 million of certain costs incurred in connection with continued efforts to enhance the cost structure of the Company.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 increased slightly to $29.2 million from $28.4 million in the comparable 2009 period. We expect research and development expenses to increase in the future as a result of the recent investments in our pipeline including the recent acquisition of Indevus as well as our collaborative agreements with Grünenthal, Aurigene, Bioniche and Harvard University.

Acquisition Related Items. Acquisition-related expenses for the three months ended March 31, 2010 decreased to $1.5 million from $26.4 million in the comparable 2009 period. As a result of our acquisition of Indevus Pharmaceuticals, Inc. in the first quarter of 2009, we incurred $26.4 million of acquisition related costs, which were attributable to transaction fees, professional service fees, employee retention and separation arrangements and other costs related to the acquisition. This compares to $1.5 million in 2010 primarily reflecting changes in the fair value of the acquisition-related contingent consideration.

Interest Expense, net

The components of interest expense (income), net at March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Interest expense	$10,228	$8,733
Interest income	(424)	(1,140)

Interest expense, net	$9,804	$7,593

Interest expense for the three months ended March 31, 2010 increased to $10.2 million from $8.7 million in the comparable 2009 period. This increase is primarily due to interest expense recognized on debt assumed as part of the Indevus acquisition during the first quarter of 2009 and the recognition of a full quarter of interest expense during the three months ended March 31, 2010. Interest income decreased to $0.4 million for the three months ended March 31, 2010 compared to $1.1 million in the comparable 2009 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments.

Other (Income) Expense, net

The components of other (income) expense, net at March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Unrealized (gain) loss on trading securities	$(1,706)	$6,094
Loss (gain) on Auction-Rate Securities Rights	1,910	(6,266)
Other	(423)	1,277

Other (income) expense, net	$(219)	$1,105

During the three months ended March 31, 2010, the value of our trading auction-rate securities increased by $1.7 million. The increases in fair value were more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $1.9 million. During the three months ended March 31, 2009, the value of our trading auction-rate securities decreased by $6.1 million, The decreases in fair value were offset by gains recorded as a result of increases in the fair value of our auction-rate securities rights totaling $6.3 million for the three month period ending March 31, 2009.

Income Tax

Income tax for the three months ended March 31, 2010 increased to $36.4 million from $29.7 million in the comparable period. This increase is due to the increase in income before income tax for the three months ended March 31, 2010, partially offset by the decrease in our effective income tax rate to 37.6% for the three months ended March 31, 2010 from 43.2% in the comparable 2009 period. The decrease in the effective income tax rate is primarily due to the absence of $3.5 million or 5.1% relating to certain non-deductible Indevus acquisition related costs incurred during the three months ended March 31, 2009. These decreases were offset slightly due to the absence of the research and development tax credit benefit which is not effective as of March 31, 2010.

2010 Outlook

We continue to estimate that our 2010 total revenues will be between $1.55 billion and $1.60 billion, although the impact of healthcare reform increases the likelihood of our being in the lower half of this range. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm®, Opana® ER and Voltaren® Gel and the full year impact of the acquisition of Indevus and growth of the products acquired. Cost of revenues as a percent of total revenues is expected to increase when compared to 2009. This cost of revenues increase is expected due to a full year of amortization expense associated with the intangible assets acquired with Indevus, the impact of a full year of royalties on the 2010 net sales of Opana® ER, and the supply price of inventory purchased from third party manufacturers which includes an anticipated impact from foreign exchange. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2010, relative to 2009, reflecting new approaches to customer segmentation and marketing as well as annualized effects of the prior year’s cost reduction efforts. We will continue to provide promotional support behind our key on-market products, including those acquired as part of our acquisition of Indevus. R&D expenses are expected to increase as we invest in clinical development programs in support of our third party collaboration agreements as well as the further advancement of the development products being acquired from Indevus. Of course, there can be no assurance that the Company will achieve these results.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $895.9 million at March 31, 2010, increasing from $808.4 million at December 31, 2009. Cash, cash equivalents and current marketable securities were approximately $835.0 million at March 31, 2010 compared to $733.7 million at December 31, 2009.

In 2010, we expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital and general corporate purposes, the payment of contractual obligations, including scheduled interest payments on our Convertible Notes, principal and interest payments on the remaining $57.0 million of Indevus debt assumed by the Company, and any regulatory and/or sales milestones that may become due. We expect that sales of our currently marketed products to allow us to continue to generate positive cash flow from operations. In February 2009, concurrent with the completion of the Indevus transaction, we placed $175 million in escrow until December 15, 2009 to fund the potential AveedTM Contingent Cash Consideration Agreement. Since we did not obtain FDA Approval by December 15, 2009, the $175 million was returned to us.

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

Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. During March 2010, pursuant to the existing share repurchase program, we purchased approximately 1.2 million shares of our common stock during the period ended March 31, 2010 totaling $29.0 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

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

Marketable Securities. Beginning in 2008 and continuing through early 2010, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At March 31, 2010, $201.9 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings ranging from AAA to

Baa3. The Company believes that our exposure to loss is mitigated as a result of the auction-rate securities rights agreement with UBS (described in more detail below) which management views as an economic hedge against potential credit risk losses. During 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. The amended investment policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by either the Federal Family Education Loan Program, or FFELP, or a combination of FFELP and other monocline insurers such as Ambac Assurance Corp., or AMBAC, and MBIA Insurance Corp, or MBIA. As of April 23, 2010, MBIA was rated Ba3 by Moody’s and BB- by Standard and Poor’s. AMBAC was rated C by Moody’s and CC by Standard and Poor’s.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of March 31, 2010 and December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of March 31, 2010:
Underlying security:
Student loans	$118,224	$44,412	$10,088	$6,496	$7,631	$186,851

Total auction-rate securities included in long-term marketable securities	$118,224	$44,412	$10,088	$6,496	$7,631	$186,851

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2009:
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

During the three months ended March 31, 2010, we sold $32.5 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) of auction-rate securities rights (the Rights) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively the UBS Entities), pursuant to which the Company is entitled to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permit the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to original par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012 (the Expiration Date). As of March 31, 2010, we had Eligible Auction-Rate Securities with original par value of $197.9 million, representing 91% of our total auction-rate securities portfolio at par. The remaining nine percent (9%), or $18.8 million at par, of our auction-rate securities portfolio are not held in a UBS account and therefore are not subject to the UBS Offer. We currently expect to exercise our Rights for the Eligible Auction-Rate Securities at or around June 30, 2010.

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

In addition, as part of the UBS Offer, Endo is eligible for “no net cost” loans, should we desire to borrow money prior to the commencement of the exercise period for the Rights. Under the terms of the UBS Offer, Endo may be eligible for “no net cost” loans for an amount up to 75% of the market value of the Eligible Auction-Rate Securities at the time of the loan. The loans would become fully payable as soon as UBS receives the proceeds from a purchase of the Eligible Auction-Rate Securities. Our Rights pursuant to the UBS Offer, including the “no net cost” loans are not secured by UBS. As a result, in the event UBS becomes insolvent, secured creditors of UBS may be able to attach their secured interests to our “no net cost” loans.

As of March 31, 2010, the yields on our long-term auction-rate securities ranged from 0.32% to 0.88%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2010, the weighted average yield for our long-term auction-rate securities was 0.60%. Total interest income recognized on our auction-rate securities and variable rate demand obligations during the quarters ended March 31, 2010 and 2009 was $0.3 million and $0.8 million, respectively.

At March 31, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $201.9 million, representing a seven percent (7%), or $14.8 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a 7%, or $16.5 million discount from their original purchase price or par value at December 31, 2009. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at March 31, 2010, the resultant discount to the original purchase price or par value would have been $11.5 million and $17.8 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

At March 31, 2010 and December 31, 2009, the fair value of our auction-rate securities rights, as determined by applying the above described discount rate adjustment technique, was approximately $13.7 million and $15.7 million, respectively. As described above, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. Had the Company chosen to apply a three or five-year term with respect to the liquidity adjustment for the auction-rate securities, the resultant value of the Rights at March 31, 2010 would have been $10.7 million and $16.5 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement dates.

Working Capital. Working capital increased to $895.9 million as of March 31, 2010 from $808.4 million as of December 31, 2009. The components of our working capital as of March 31, 2010 and December 31, 2009 are below:

	March 31, 2010	December 31, 2009
Total current assets	$1,370,292	$1,280,581
Less: Total current liabilities	(474,361)	(472,180)

Working capital	$895,931	$808,401

Working capital increased primarily due to our cash flows from operations which was offset slightly by the $29 million in share repurchases and $3.2 million in capital expenditures during the three months ended March 31, 2010.

The following table summarizes our statement of cash flows and liquidity as of March 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Net cash flow provided by (used in):
Operating activities	$109,405	$35,031
Investing activities	29,310	(423,555)
Financing activities	(27,205)	6,988

Net increase (decrease) in cash and cash equivalents	111,510	(381,536)
Cash and cash equivalents, beginning of period	708,462	775,693

Cash and cash equivalents, end of period	$819,972	$394,157
Current ratio	2.9:1	1.7:1
Days sales outstanding	45	46

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $109.4 million for the three months ended March 31, 2010 compared to $35.0 million for the three months ended March 31, 2009. Significant components of our operating cash flows for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Cash Flow Data-Operating Activities:
Net income	$60,355	$39,037
Depreciation and amortization	21,521	14,915
Stock-based compensation	3,791	1,937
Change in fair value of acquisition-related contingent consideration	890	—

	Three Months Ended March 31,
	2010	2009
Loss (gain) on auction-rate securities rights	1,910	(6,266)
Unrealized (gain) loss on trading securities	(1,706)	6,094
Changes in assets and liabilities which (used) provided cash:	11,440	(19,806)
Other, net	11,204	(880)

Net cash (used in) provided by operating activities	$109,405	$35,031

The primary drivers of the increase in cash flow provided by operating activities when compared to the prior year were (1) the increase in net income as a result increase in total revenues as well as the absence of transaction fees and costs required to fund the Indevus acquisition and (2) the absence of significant increases in generic product sales in the first quarter of 2009 which generally have longer payment terms than sales of branded products.

Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $29.3 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $423.6 million during the same period of 2009. The change is primarily related to the absence of the amounts utilized to fund the Indevus acquisition. During the three months ended March 31, 2010, the Company sold $32.5 million in auction rate securities at par value, which was partially offset by $3.2 million relating to the acquisition of property and equipment. During the three months ended March 31, 2009, the Company completed its acquisition of Indevus Pharmaceuticals, Inc. for initial upfront cash consideration, net of cash acquired of $249.6 million. The Company also deposited $175.0 million in cash with a paying agent pursuant to the terms of the AveedTM Contingent Cash Consideration Agreement which was subsequently returned in full to the Company during the fourth quarter of 2009. In addition, the Company sold $6.7 million of trading auction-rate securities at par value, which was offset by the purchases of property and equipment of $4.4 million and an additional investment of $1.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P.

Net Cash Used in/Provided by Financing Activities. Net cash used in financing activities was $27.2 million for the three months ended March 31, 2010 compared to net cash used in financing activities of $7.0 million during the three months ended March 31, 2009. The change to cash used in financing activities was primarily a result of the Company’s share repurchase of $29 million during the three months ended March 31, 2010. Additionally, during the first quarter of 2010, the exercise of equity awards provided $1.5 million of cash flows from financing activities compared to $6.4 million in the same period in the prior year.

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

Manufacturing, Supply and Other Service Agreements. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our license and collaboration agreements, see Note 6, and Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Indevus Acquisition. On February 23, 2009 (the Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock of Indevus. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company.

The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

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

As of March 31, 2010, primary development products included the following from the Indevus acquisition:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. The Company acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, we received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed Risk Evaluation and Mitigation Strategy (REMS) is not sufficient. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. We are expected to meet with the FDA in the second quarter of 2010 to discuss the future path of our development efforts. The outcome of this meeting and future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials. In April of 2010, we received an Issue Notification for the Aveed patent setting forth a projected issue date of May 18, 2010. If the patent issues on that date, its projected expiration date would be March 14, 2027.

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

The anticipated year of completion shown in the above table represents our current best estimate as to the year in which the Company anticipates product approval from the FDA. This estimate assumes successful and timely completion of all clinical trials in preparation of an NDA filing. However, these anticipated completion dates are subject to significant change, particularly for those products not yet in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. Once an NDA is filed with the FDA, there can be no assurance that the FDA will approve the NDA to permit the Company to market and sell the relevant product.

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

The operating results of Indevus from February 23, 2009 are included in the accompanying condensed consolidated statements of operations. The consolidated balance sheet as of December 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus.

The acquisition date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

February 23, 2009
Cash and cash equivalents	$117,675
Accounts receivable	14,591
Inventories	17,157
Prepaid and other current assets	8,322
Property, plant and equipment	8,856
Other intangible assets	532,900
Deferred tax assets	167,749
Other non-current assets	1,331

Total identifiable assets	$868,581

Accounts payable	$(5,116)
Accrued expenses	(26,725)
Convertible notes	(72,512)
Non-recourse notes	(115,235)
Deferred tax liabilities	(210,647)
Other non-current liabilities	(18,907)

Total liabilities assumed	(449,142)

Net identifiable assets acquired	$419,439
Goodwill	$121,455

Net assets acquired	$540,894

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar ®(1)	$88.0	n/a
AveedTM	100.0	n/a
Octreotide	31.0	n/a
Pagoclone	21.0	n/a
Pro2000(2)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

(2)	In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. The Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

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

Acquisition-Related Contingent Consideration

As of March 31, 2010 and December 31, 2009, the fair value of the contingent consideration is $59.4 million and $58.5 million, respectively.

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an Aveed TM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM . The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption.

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

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’s acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33 million.

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

As of March 31, 2010, the fair value of the acquisition-related contingent consideration increased by approximately 0.9 million from December 31, 2009 primarily reflecting changes of our present value assumptions associated with our valuation model. There have been no changes to management’s December 31, 2009 assessment of the probabilities or anticipated timelines that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The increase in the liability was recorded as a loss and is included in the Acquisition-related items line item in the accompanying Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods. The Company expects to have an open dialogue in a meeting with the FDA in the second quarter of 2010, the results of which could materially impact the fair value of the Aveed contingent consideration liability

As of March 31, 2010, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Consideration Agreement or related to the Valera Contingent Consideration.

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

Non-recourse Notes. As discussed in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, on August 26, 2008, on August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million. The Company was amortizing these notes to their face value of $105.0 million at maturity in 2024.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest payment shortfalls. As of March 31, 2010, there was no remaining restricted cash on the Company’s consolidated balance sheet. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

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

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. Our exposures to market risk have not changed materially since December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

The risk factor listed below is included for the purpose of supplementing the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010. Other than this new risk factor, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

While healthcare reform may increase the number of patients who have insurance coverage for our products, its cost containment measures may adversely affect reimbursement for our products.

On March 23, 2010, President Obama signed into law H.R. 3590, the Patient Protection and Affordable Care Act (PPACA). On March 30, 2010, the President signed H.R. 4872, the Healthcare and Education Reconciliation Act of 2010 (Reconciliation Act), which included a package of fixes to the PPACA as well as additional elements to reform healthcare in the United States.

The passage of the PPACA and the Reconciliation Act is expected to result in a transformation of the delivery and payment for healthcare services in the U.S. The combination of these measures will expand health insurance coverage to an estimated 32 million Americans. In addition, there are significant health insurance reforms that will improve patients’ ability to obtain and maintain health insurance. Such measures include the elimination of lifetime caps, no rescission of policies, and no denial of coverage due to preexisting conditions. The expansion of healthcare insurance and these additional market reforms should result in greater access to our products.

However, a number of provisions contained in the healthcare reform package may adversely affect reimbursement for our products. In 2010, the new law will increase the minimum basic Medicaid rebate for brand name prescription drugs to 23.1%, increase the minimum basic Medicaid rebate for generic drugs to 13%, require pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees, increase the additional Medicaid rebates for ‘new formulations’, and expand the entities eligible for 340B pricing and the revision of the AMP definition to remove physician class of trade. Further, the best price requirements with respect to Medicaid rebates have traditionally been a significant consideration with respect to the level of rebates in our Medicare and commercial contracting which could adversely impact our future results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ EDWARD J. SWEENEY
Name:	Edward J. Sweeney
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: May 3, 2010

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (“Endo”) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2009 filed with the Commission on February 26, 2010)

4.1	Amended and Restated Executive Stockholders Agreement, dated as of July 7, 2003, by and among Endo, Endo Pharma LLC (“Endo LLC”), Kelso Investment Associates V, L.P. (“KIA V”), Kelso Equity Partners V, L.P. (“KEP V”) and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended June 30, 2003 filed with the Commission on August 14, 2003)

4.1.2	Amendment to Amended and Restated Executive Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEP V and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004) the Commission on July 1, 2003)

4.1.3	Amendment 2 to the Amended and Restated Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.2	Amended and Restated Employee Stockholders Agreement, dated as of June 5, 2003, by and among Endo, Endo LLC, KIA V, KEP V and the Employee Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.2.2	Amendment to Amended and Restated Employee Stockholders Agreement, dated as of June 28, 2004, by and among Endo, Endo LLC, KIA V, KEPV and the Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.1 of the Form 10-Q for the Quarter ended September 30, 2004 filed with the Commission on November 5, 2004)

4.2.3	Amendment 2 to the Amended and Restated Employee Stockholders Agreement, dated September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Amending Stockholders (as defined therein) (incorporated herein by reference to Exhibit 4.2.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.3	Employee Stockholders Consent and Release, effective September 20, 2005, by and among the Company, Endo LLC, Kelso and certain Employee Stockholders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

4.4	Registration Rights Agreement, dated as of July 17, 2000, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 4.4 of the Form 10-Q for the Quarter ended June 30, 2000 filed with the Commission on August 15, 2000)

4.5	Amendment to Registration Rights Agreement, dated as of June 30, 2003, by and between Endo and Endo LLC (incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-105338) filed with the Commission on July 1, 2003)

4.8	Indenture dated as of August 6, 2007 between Indevus and The Bank of New York Trust Company, N.A, as trustee (incorporated herein by reference to Exhibit 4.1 of the Indevus Current Report on Form 8-K filed with the Commission on August 7, 2007)

4.8.1	Supplemental Indenture, dated as of March 23, 2009, by and between Indevus and the The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated March 23, 2009)

10.1	Shelf Registration Agreement, dated September 21, 2005, by and between Endo, Endo LLC and certain Management Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 22, 2005)

Exhibit No.	Title

10.2	Shelf Registration Agreement, dated April 30, 2004, between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.3	Amendment to Shelf Registration Agreement, dated June 10, 2004 between Endo Pharmaceuticals Holdings Inc. and Endo Pharma LLC (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-115032) filed with the Commission on June 10, 2004)

10.4	Agreement dated April 29, 2008 between Endo Pharmaceuticals Holdings Inc. and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated May 1, 2008)

10.5	[Intentionally Omitted.]

10.6	Amended and Restated Tax Sharing Agreement, dated as of April 30, 2004 by and among Endo, Endo Inc. and Endo LLC (incorporated herein by reference to Exhibit 10.6 of the Form 10-Q for the Quarter ended March 31, 2004 filed with the Commission on May 10, 2004)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between the Company and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (“Endo Pharmaceuticals”) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	[Intentionally Omitted.]

10.14	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.14.2	Second Amendment, dated January 6, 2010, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.2 of the Current Report on Form 8-K dated January 11, 2010)

10.15	Supply Agreement, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt Inc. (“Mallinckrodt”) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement filed with the Commission on June 9, 2000)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

Exhibit No.	Title

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17	[Intentionally Omitted.]

10.18	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 filed with the Commission on May 14, 2002)

10.18.1	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.18.1 of the Current report on Form 8-K dated January 11, 2007)

10.18.2	Third Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc., dated as of March 31, 2009 (incorporated herein by reference to Exhibit 10.18.2 of the Current report on Form 8-K dated April 6, 2009)

10.18.3	Fourth Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc., dated as of April 8, 2010.

10.19	Agreement, dated as of February 1, 2000, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (f/d/b/a Livingston Healthcare Services Inc.) (incorporated herein by reference to Exhibit 10.19 of the Registration Statement filed with the Commission on June 9, 2000)

10.20	Medical Affairs Support Services Agreement, dated as of June 1, 1999, by and between Endo Pharmaceuticals and Kunitz and Associates, Inc. (incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the Commission on June 9, 2000)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo LLC Amended and Restated 1997 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.23	Endo LLC Amended and Restated 1997 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.24	Endo LLC 2000 Amended and Restated Supplemental Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.25	Endo LLC 2000 Amended and Restated Supplemental Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.26	Separation Agreement, dated as of September 8, 2008, between the Endo Pharmaceuticals Holdings Inc. and Charles A. Rowland, Jr. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 8, 2008)

10.27	Executive Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Ivan Gergel, M.D., dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2009)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG (incorporated herein by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo Pharmaceuticals Holdings Inc. and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008)

Exhibit No.	Title

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32	Sales and Marketing Services Agreement, dated as of May 15, 2008 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

10.32.1	Amendment to the Sales and Marketing Services Agreement, dated as of January 29, 2009 between Endo Pharmaceuticals and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.1 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.32.2	Amendment to the Sales Representative Service Agreement, dated as of April 1, 2009 between Endo Pharmaceuticals Inc. and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.2 of the Current Report on Form 8-K dated April 7, 2009)

10.32.3*	Amendment to the Sales Representative Services Agreement, dated as of May 11, 2009 between Endo Pharmaceuticals Inc. and Ventiv Commercial Services, LLC (incorporated herein by reference to Exhibit 10.32.3 of the Current Report on Form 8-K dated May 11, 2009)

10.33	[Intentionally Omitted.]

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between the Company and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Julie McHugh (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated March 12, 2010).

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit D of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2007)

10.39	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

Exhibit No.	Title

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 8, 2009).

10.43	Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Alan G. Levin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated May 8, 2009).

10.44	Lease Agreement, dated as of January 6, 2003, by and between Endo Pharmaceuticals and Dawson Holding Company (incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Commission on March 27, 2003)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.46	License Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.46.1	Termination Agreement, dated as of February 24, 2006, by and between Noven Pharmaceuticals, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.46.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Commission on March 8, 2006)

10.47	Supply Agreement, dated as of February 25, 2004, by and between Endo Pharmaceuticals and Noven Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.47 of Amendment No. 2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on June 25, 2004)

10.48	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.1	Co-Promotion Agreement, dated as of July 1, 2005, by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.1 of the Current Report on Form 8-K dated July 8, 2005)

10.48.2	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.3	First Amendment, dated as of December 12, 2005, to the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.3 of the Current Report on Form 8-K dated December 29, 2005)

Exhibit No.	Title

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.48.6	Agreement to Terminate the Co-Promotion Agreement by and between Endo Pharmaceuticals Inc. and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.48.6 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.49	Loan Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.49 of the Current Report on Form 8-K dated July 19, 2004)

10.49.1	Agreement to Terminate the Loan Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, effective February 19, 2008 (incorporated herein by reference to Exhibit 10.49.1 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.50 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009 to the Agreement and Plan of Merger, by and between Endo Pharmaceuticals Holdings Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo Pharmaceuticals Holdings, Inc., BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.53	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated January 5, 2009)

10.54	Nebido® Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo Pharmaceuticals Holdings Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.55 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.56	Memorandum of Understanding, dated February 4, 2009, by and among (i) Wolf Popper LLP, counsel for Plaintiff Arthur Gober, CBM IRA Beneficiary Custodian, Beneficiary of Jerome Gober, (ii) Skadden, Arps, Slate, Meagher & Flom LLP, counsel for Defendants Endo Pharmaceuticals Holdings Inc. and BTB Purchaser Inc., (iii) The Weiser Law Firm, P.C., counsel for Plaintiff Martin Wexler, (iv) Young Conaway Stargatt & Taylor, LLP, counsel for Defendants Indevus Pharmaceuticals, Inc., Glenn L. Cooper, Andrew Ferrara, James C. Gale, Michael E. Hanson, Stephen C. McCluski, Cheryl P. Morley and Malcolm Morville, (v) Levi & Korsinsky LLP, counsel for Plaintiff Malena C. Schroeder and (vi) Johnson Bottini LLP, counsel for Plaintiff H. Steven Mishket (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2009)

10.57	Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58	Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

Exhibit No.	Title

10.59	Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004 (incorporated herein by reference to Exhibit 10.10 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.60	Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005 (incorporated herein by reference to Exhibit 10.11 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.61	Agreement and Plan of merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Indevus Current Report on Form 8-K, dated December 12, 2006)

10.62	License Agreement dated February 18, 1994 between Indevus and Rhone-Poulenc Rorer, S.A. (incorporated herein by reference to the Indevus Registration Statement on Form S-3 or Amendment I (File no. 33-75826))

10.63	Lease dated February 5, 1997 between Indevus and Ledgemont Realty Trust (incorporated herein by reference to Exhibit 10.87 to the Indevus Form 10-Q for the period ended December 31, 1996 filed with the Commission on February 14, 1997)

10.64	License Agreement effective as of November 26, 1999 between Madaus AG and Indeuvs (incorporated herein by reference to Exhibit 10.113 to the Indevus Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 28, 1999)

10.65	Indemnity and Release Agreement between American Home Products Corporation and Indevus dated as of May 30, 2001 (incorporated herein by reference to Exhibit 1.120 to the Indevus Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001)

10.66	Supply Agreement between Indevus and Madaus AG dated December 16, 2003 (incorporated herein by reference to Exhibit 10.129 to the Indevus Form 10-Q for the period ended December 31, 2002, filed with the Commission on February 14, 2003)

10.67	Development and License Agreement between Indevus and Shire Laboratories Inc. dated March 11, 2003 (incorporated herein by reference to Exhibit 10.130 to the Indevus Form 10-Q for the period ended March 31, 2003, filed with the Commission on April 13, 2003)

10.68	License, Commercialization and Supply Agreement dated April 6, 2004 between Indevus and Odyssey Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 99.2 to the Indevus Current Report on Form 8-K dated April 19, 2004)

10.68.1	Amendment No. 1 to License, Commercialization and Supply Agreement dated April 30, 2005 between Indevus and Odyssey Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.143 to the Indevus Form 10-Q for the period ended March 31, 2005, filed with the Commission on May 10, 2005)

10.69	Indenture of Lease dated December 20, 2004 between Indevus and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Hayden Office Trust (incorporated herein by reference to Exhibit 10.142 to the Indevus Form 10-Q for the period ended December 31, 2004, filed with the Commission on February 9, 2005)

10.70	Amendment and Consent Agreement dated May 14, 2005 between Indevus, Odyssey Pharmaceuticals, Inc., and Saturn Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated May 17, 2005)

10.71	License Agreement dated July 28, 2005 between Indevus and Schering Aktiengesellschaft (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated August 2, 2005)

10.72	Manufacturing and Supply Agreement by and between Indevus and Schering AG, Germany dated on or about October 20, 2006 (incorporated herein by reference to Exhibit 10.158 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73	License and Supply Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.159 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.73.1	Amendment and Agreement by and between Indevus and Madaus GmbH dated on or about November 3, 2006 (incorporated herein by reference to Exhibit 10.160 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

10.74	API Supply Agreement by and between Indevus and Helsinn Chemicals SA and Helsinn Advanced Synthesis SA dated on or about November 22, 2006 (incorporated herein by reference to Exhibit 10.162 to the Indevus Form 10-K for the fiscal year ended September 30, 2006, filed with the Commission on December 7, 2006)

Exhibit No.	Title

10.75	Supprelin Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.75.1	Supplemental Supprelin CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 23, 2009)

10.76	Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.76.1	Supplemental Stent CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 23, 2009)

10.77	Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.3 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.77.1	Supplemental Octreotide CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 23, 2009)

10.78	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc. (incorporated herein by reference to Exhibit 10.1 to the Valera Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 9, 2006)

10.79	Form of License, Supply and Distribution Agreement by and between Indevus Pharmaceuticals, Inc. and Orion Corporation dated April 2, 2008 (incorporated herein by reference to Exhibit 10.208 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.80	Form of Purchase and Sale Agreement by and between Ledgemont Royalty Sub LLC and Indevus dated August 26, 2008 (incorporated herein by reference to Exhibit 10.215 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.81	Form of Note Purchase Agreement by and among Ledgemont Royalty Sub LLC, Indevus and the purchasers named therein dated August 26, 2008 (incorporated herein by reference to Exhibit 10.216 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.82	Form of Indenture by and between Ledgemont Royalty Sub LLC and U.S. Bank National Association dated August 26, 2008 (incorporated herein by reference to Exhibit 10.217 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.83	Form of Pledge and Security Agreement made by Indevus to U.S. Bank National Association, as Trustee, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.218 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.84	Form of Development, License and Commercialization Agreement made by and between Indevus and Teva Pharmaceutical Industries Ltd., dated September 25, 2008 (incorporated herein by reference to Exhibit 10.219 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.85	First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.86	Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989 (incorporated herein by reference to Exhibit 10.17 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.87	Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000 (incorporated herein by reference to Exhibit 10.12 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (incorporated herein by reference to Exhibit 10.6 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

Exhibit No.	Title

10.88.1	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (incorporated herein by reference to Exhibit 10.7 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.2	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (incorporated herein by reference to Exhibit 10.8 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.