Form 10-Q
period 2010-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2010-08-02
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of July 22, 2010: 115,414,861

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

•	the loss of branded product exclusivity periods and related intellectual property;

i

•	our ability to successfully execute our strategy;

•	disruption of our operations if our information systems fail or if we are unsuccessful in implementing necessary upgrades or new software;

•	our ability to maintain or expand our business if we are unable to retain or attract key personnel and continue to attract additional professional staff;

•	our ability to successfully integrate HealthTronics, Inc. (HealthTronics) and realize all anticipated benefits of our acquisition;

•	HealthTronics ability to establish or maintain relationships with physicians and hospitals; and

•	HealthTronics ability to comply with special risks and requirements related to its medical products manufacturing business.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$992,271	$708,462
Restricted cash	—	1,515
Marketable securities	—	25,275
Accounts receivable, net	354,361	323,501
Inventories	85,280	84,893
Prepaid expenses and other current assets	88,702	17,081
Auction-rate securities rights, at fair value	—	15,659
Income taxes receivable	16,545	13,762
Deferred income taxes	91,233	90,433

Total current assets	1,628,392	1,280,581

MARKETABLE SECURITIES	22,010	211,792
PROPERTY AND EQUIPMENT, Net	44,962	47,529
GOODWILL	302,534	302,534
OTHER INTANGIBLES, Net	562,338	609,909
OTHER ASSETS	35,961	36,458

TOTAL ASSETS	$2,596,197	$2,488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$178,751	$176,076
Accrued expenses	313,976	286,606
Income taxes payable	—	9,498

Total current liabilities	492,727	472,180

DEFERRED INCOME TAXES	50,467	49,180
ACQUISITION-RELATED CONTINGENT CONSIDERATION	59,590	58,470
CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2015	269,402	260,279
NON-RECOURSE NOTES PAYABLE	62,068	62,255
OTHER LIABILITIES	90,476	89,028
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 135,487,183 and 134,986,612 shares issued; 115,615,561 and 117,270,309 outstanding at June 30, 2010 and December 31, 2009, respectively	1,355	1,350
Additional paid-in capital	829,865	817,467
Retained earnings	1,217,106	1,105,291
Accumulated other comprehensive loss	(1,979)	(1,881)
Treasury stock, 19,871,622 and 17,716,303 shares at June 30, 2010 and December 31, 2009, respectively	(474,880)	(424,816)

Total stockholders’ equity	1,571,467	1,497,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,596,197	$2,488,803

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Net sales	$394,121	$370,625	$754,470	$704,628
Royalty and other revenue	2,403	2,483	6,466	3,780

TOTAL REVENUES	396,524	373,108	760,936	708,408
COSTS AND EXPENSES:
Cost of revenues	107,216	95,069	201,289	178,078
Selling, general and administrative	133,251	129,592	266,586	249,598
Research and development	44,656	48,508	73,824	76,922
Impairment of other intangible assets	13,000	—	13,000	—
Acquisition-related costs	4,796	35,023	6,325	61,428

OPERATING INCOME	93,605	64,916	199,912	142,382

INTEREST EXPENSE, NET	9,984	10,416	19,788	18,009
OTHER INCOME, NET	(201)	(1,515)	(420)	(410)

INCOME BEFORE INCOME TAX	83,822	56,015	180,544	124,783
INCOME TAX	32,362	25,986	68,729	55,717

NET INCOME	$51,460	$30,029	$111,815	$69,066

NET INCOME PER SHARE:
Basic	$0.44	$0.26	$0.96	$0.59
Diluted	$0.44	$0.26	$0.95	$0.59
WEIGHTED AVERAGE SHARES:
Basic	116,060	117,158	116,704	116,990
Diluted	116,660	117,350	117,346	117,279

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$111,815	$69,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,955	34,647
Stock-based compensation	10,391	7,844
Amortization of debt issuance costs and premium / discount	11,564	9,299
Selling, general and administrative expenses paid in shares of common stock	110	126
Deferred income taxes	988	(18,521)
Loss (gain) on disposal of property and equipment	18	(190)
Change in the fair value of acquisition-related contingent consideration	1,120	25,930
Loss on auction-rate securities rights	15,659	2,513
Gain on trading securities	(15,420)	(4,816)
Impairment of other indefinite-lived intangibles	13,000	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(30,860)	(49,110)
Inventories	(387)	(3,354)
Prepaid and other assets	(2,601)	11,856
Accounts payable	3,072	(10,655)
Accrued expenses	27,542	44,583
Other liabilities	(329)	1,213
Income taxes receivable/payable	(12,281)	20,141

Net cash provided by operating activities	176,356	140,572

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,166)	(6,012)
Proceeds from sales of trading securities	161,775	7,050
Acquisition, net of cash acquired	—	(249,546)
Funding of acquisition-related escrow	—	(175,000)
Other investments	(824)	(1,250)

Net cash provided by (used in) investing activities	154,785	(424,758)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(172)	(119)
Tax benefits of stock awards	452	675
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	2,452	6,536
Principal payments on 6.25% convertible notes due July 2009	—	(3,610)
Purchase of common stock	(50,064)	—

Net cash (used in) provided by financing activities	(47,332)	3,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283,809	(280,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	708,462	775,693

CASH AND CASH EQUIVALENTS, END OF PERIOD	$992,271	$494,989

SUPPLEMENTAL INFORMATION:
Interest paid	$9,012	$21,021
Income taxes paid	$79,701	$55,566
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrual for purchases of property and equipment	$2,238	$1,111

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and six-month period ended June 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

On February 23, 2009, the Company acquired Indevus Pharmaceuticals, Inc. (now, Endo Pharmaceuticals Solutions Inc.). Accordingly, as of February 23, 2009, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our six month period ended June 30, 2009’s condensed consolidated results of operations include Endo Pharmaceuticals Solutions Inc.’s operating results from February 23, 2009 through June 30, 2009.

On July 2, 2010 (referred to as the HealthTronics Acquisition Date), Endo completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.01 per share (the Shares), of HealthTronics, at a price of $4.85 per Share. On the HealthTronics Acquisition Date, Endo acquired a controlling financial interest in HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $212.9 million in aggregate cash consideration for 100% of the outstanding shares.

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

The following table presents the carrying amounts and estimated fair values of our other financial instruments for the six-months ended June 30, 2010 and year ended December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$—	$—	$25,275	$25,275
Auction-rate securities rights	—	—	15,659	15,659
Long-term assets:
Auction-rate securities	17,695	17,695	207,334	207,334
Equity securities	4,315	4,315	4,458	4,458
Equity and cost method investments	30,716	N/A	30,236	N/A

	$52,726		$282,962

Long-term liabilities:
Acquisition-related contingent consideration	$(59,590)	$(59,590)	$(58,470)	$(58,470)
1.75% Convertible Senior Subordinated Notes Due 2015	(269,402)	(271,043)	(260,279)	(277,651)
Non-recourse Notes Payable	(62,068)	(61,362)	(62,255)	(61,896)
Minimum Voltaren® Gel royalties due to Novartis	(51,772)	(51,772)	(49,996)	(49,996)

	$(442,832)	$(443,767)	$(431,000)	$(448,013)

Equity securities consist of publicly traded common stock the value which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration represents amounts payable to the former shareholders under contingent cash consideration agreements relating to the development of AveedTM and octreotide (see Note 5 for further details). These amounts are required to be measured at fair value on a recurring basis. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and a stock price volatility of 36% that was based on historic volatility of the Company’s common stock and other factors. The Non-recourse Notes were recorded at fair value as of February 23, 2009, the date we acquired Indevus. Fair value was determined using an income approach (present value technique). The Non-recourse Notes due in 2024 are being amortized down to their face value at maturity of $57.0 million (see Note 12 for further details). The fair value of our Non-recourse Notes at June 30, 2010 was determined using an income approach (present value technique) consistent with the methodology used as of February 23, 2009.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at June 30, 2010 and December 31, 2009 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2010 and December 31, 2009. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our one $20.8 million cost method investment.

As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities and trading securities, auction-rate securities rights, and acquisition-related contingent consideration. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, respectively, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$241,320	$—	$—	$241,320
Auction-rate securities	—	—	17,695	17,695
Equity securities	4,315	—	—	4,315

Total	$245,635	$—	$17,695	$263,330

Liabilities:
Acquisition-related contingent consideration—long-term	—	—	(59,590)	$(59,590)

Total	$—	$—	$(59,590)	$(59,590)

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$279,772	$—	$—	$279,772
Auction-rate securities	25,275	—	207,334	232,609
Auction-rate securities rights	—	—	15,659	15,659
Equity securities	4,458	—	—	4,458

Total	$309,505	$—	$222,993	$532,498

Liabilities:
Acquisition-related contingent consideration—long-term	—	—	(58,470)	$(58,470)

Total	$—	$—	$(58,470)	$(58,470)

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

At June 30, 2010, the Company determined that the market for its auction-rate securities was still inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Overview of Auction-Rate Securities Rights

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company received auction-rate securities rights (the Rights) to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permitted the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. As of June 30, 2010, we exercised the Rights and on July 1, 2010 received cash for our remaining UBS portfolio at par. Accordingly, our UBS auction-rate securities were reclassified into a current receivable and $68.6 million was included within Prepaid expenses and other current assets within the condensed consolidated balance sheet as of June 30, 2010. The remaining $18.8 million of our auction-rate securities portfolio, at par-value, are not held in a UBS account and therefore were not subject to the UBS Offer.

Acceptance of the UBS Offer constituted a substantive change in facts and circumstances that altered the Company’s view that it intended to hold the impaired securities until their anticipated recovery. Accordingly, we could no longer assert that we had the intent to hold the auction-rate securities until anticipated recovery. As a result, during the fourth quarter of 2008, we recognized an other-than-temporary impairment charge recorded in earnings. The charge was measured as the difference between the par value and fair value of the auction-rate securities on November 10, 2008. Previously recognized declines in fair value associated with the Eligible Auction-Rate Securities that were determined to be temporary were transferred out of other comprehensive income and charged to earnings as part of the impairment charge.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Acceptance of the UBS Offer created an enforceable legal right by and between the Company and UBS. The UBS Offer was a legally separate contractual agreement and was non-transferable. The Rights were not readily convertible to cash and did not provide for net settlement. Accordingly, the Rights did not meet the definition of a derivative instrument and were treated as a freestanding financial instrument. Accordingly, during the fourth quarter of 2008, the Company recognized an asset, measured at fair value, with the resultant gain recorded in earnings.

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

As a result of the acceptance of the UBS Offer, we recognized an other than temporary impairment charge as of December 31, 2008 of approximately $26.4 million that is included in Other (income) expense, net in the Consolidated Statements of Operations.

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. The Company made the election to transfer the securities into trading after considering the unprecedented failure of the entire market for auction-rate securities and the broad-reaching legal settlements that have been agreed to by certain broker-dealers and securities regulators. Subsequent changes to the fair value of these trading securities resulted in $13.7 million and $15.4 million, respectively, of income during the three and six months ended June 30, 2010 and additional income of $10.9 million and $4.8 million, respectively, during the three and six months ended June 30, 2009, and were recorded in other expense and other income, net in the Condensed Consolidated Statements of Operations.

During 2008, we elected the fair value option for our auction-rate securities rights. As a result of our election, the fair value of the auction-rate securities rights are re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights are freestanding financial instruments, they do not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view, the auction-rate securities rights act as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. At June 30, 2010, the fair value of our auction-rate securities rights were written off to the income statement as a result of the execution of the Rights. Accordingly, the decrease in fair value for the three and six months ended June 30, 2010 of $13.8 million and $15.7 million, respectively, was recognized as a charge to earnings and included in Other income, net in the Condensed Consolidated Statements of Operations.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate on June 30, 2010 was 4.91% for the remaining securities. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. At June 30, 2010, the base rate for our securities applied to our securities was 167 basis points.

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

At June 30, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.7 million, representing a six percent (6%), or $1.1 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a 7%, or $16.5 million discount from their original purchase price or par value at December 31, 2009. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at June 30, 2010 and December 31, 2009 were reduced by approximately $1.1 million and $16.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.01 million loss and a $0.6 million gain in shareholders’ equity in accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

The values of the Rights at December 31, 2009 were estimated as the value of a portfolio designed to approximate the cash flows of the UBS Agreement. The portfolio consists of a bond issued by UBS that will mature equal to the face value of the auction-rate securities, a series of payments that will replicate the coupons of the auction-rate securities, and a short position in the callable auction-rate security. If the UBS agreement is in the money on the exercise date, then both the UBS agreement and the replicating portfolio will be worth the difference between the par value of the ARS and the market value of the ARS. If the UBS agreement is out of the money on the exercise date, then both the replicating portfolio and the UBS agreement will have no value.

For purposes of valuing the UBS bond, management selected a required rate of return for a UBS obligation based on market factors including relevant credit default spreads. The rate of return for the auction-rate securities is determined as described above under “Valuation of the Auction-Rate Securities” and is used to determine the present value of the coupons of the auction-rate security.

At June 30, 2010, the fair value of our auction-rate securities rights were adjusted to $0 due to the Rights being exercised and the associated UBS securities being sold as of June 30, 2010. For comparable 2009 periods, the Company chose to use a four-year term to adjust for the lack of liquidity on the auction-rate securities as we believe it is the point within the range that is most representative of fair value. Accordingly, the same term was used when valuing the Rights. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the asset in a current transaction to sell the asset at the measurement date.

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at April 1, 2010	$186,851	$13,749	$200,600
Securities sold or redeemed	(182,850)	—	(182,850)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	13,714	(13,749)	(35)
Unrealized gain included in other comprehensive loss	(20)	—	(20)

Balance at June 30, 2010	$17,695	$—	$17,695

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at April 1, 2010	$(59,360)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(230)

Balance at June 30, 2010	$(59,590)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at April 1, 2009	$227,670	$33,587	$261,257
Securities sold or redeemed	(400)	—	(400)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	(850)	—	(850)
Changes in fair value recorded in earnings	10,910	(8,779)	2,131
Unrealized gain included in other comprehensive loss	440	—	440

Balance at June 30, 2009	$237,770	$24,808	$262,578

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at April 1, 2009	$(188,020)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(25,930)

Balance at June 30, 2009	$(213,950)

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(205,050)	—	(205,050)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	15,420	(15,659)	(239)
Unrealized gain included in other comprehensive loss	(9)	—	(9)

Balance at June 30, 2010	$17,695	$—	$17,695

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(1,120)

Balance at June 30, 2010	$(59,590)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2009	$234,005	$27,321	$261,326
Securities sold or redeemed	(550)	—	(550)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	(850)	—	(850)
Changes in fair value recorded in earnings	4,816	(2,513)	2,303
Unrealized gain included in other comprehensive loss	349	—	349

Balance at June 30, 2009	$237,770	$24,808	$262,578

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2009	$—
Amounts acquired or issued	(188,020)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(25,930)

Balance at June 30, 2009	$(213,950)

At June 30, 2010, the fair value of the Company’s trading securities was $0. The following is a summary of available-for-sale securities held by the Company as of June 30, 2010 and December 31, 2009 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2010:
Money market funds	$241,320	$—	$—	$241,320

Total included in cash and cash equivalents	241,320	—	—	241,320
Auction-rate securities	18,800	—	(1,105)	17,695
Equity securities	5,564	—	(1,248)	4,315

Long-term available-for-sale securities	24,364	—	(2,353)	22,010
Total available-for-sale securities	$265,684	$—	$(2,353)	$263,330

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

During the six-month period ended June 30, 2010, we sold $230.3 million of auction-rate securities at par value. During the three-month period ended June 30, 2010, we sold $197.9 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the period ended June 30, 2010 and 2009. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of June 30, 2010 and December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of June 30, 2010:
Underlying security:
Student loans	$17,695	$—	$—	$—	$—	$17,695

Total auction-rate securities included in long-term marketable securities	$17,695	$—	$—	$—	$—	$17,695

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2009:
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of June 30, 2010, the yields on our long-term auction-rate securities ranged from 0.62% to 0.633%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of June 30, 2010, the weighted average yield for our long-term auction-rate securities was 0.626%. Total interest recognized on our auction-rate securities during the six-months ended June 30, 2010, and 2009 was $0.6 million and $1.5 million, respectively. The issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,695	18,800	17,704
Equity securities	5,564	4,315	5,564	4,458

Total	$24,364	$22,010	$24,364	$22,162

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Nonrecurring Fair Value Measurements

The Company’s financial assets measured at fair value on a nonrecurring basis at June 30, 2010 were as follows (in thousands):

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Pagoclone indefinite-lived intangible asset	$—	$—	$8,000	$(13,000)

Total	$—	$—	$8,000	$(13,000)

In September 2008, Indevus Pharmaceuticals, Inc. (Indevus), which the Company acquired in 2009, entered into a Development, License and Commercialization Agreement (the Teva agreement), with Teva Pharmaceutical Industries Ltd. (Teva) for the exclusive, worldwide rights to pagoclone. Under the terms of the Teva Agreement, the Company conducted, and Teva reimbursed expenses for a Phase IIb study for stuttering. Teva would have then been responsible for the conduct of all remaining development and commercialization, including the Phase III program. Additionally, the Company would have received royalties on net sales, in addition to milestone payments. In May 2010, following the completion of the phase IIb study, Teva terminated the Teva agreement. As a result of the termination, all rights to pagoclone were returned to the Company.

Due to the termination of the Teva agreement, as well as our preliminary analysis of the completed phase IIb study, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset as of June 30, 2010. To estimate fair value, we assessed the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. To calculate the fair value of the pagoclone intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized a probability-weighted cash flow model using a present value discount factor of 17% which we believe to be commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval associated with the indication and population of eligible recipients. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the pagoclone intangible asset was determined to be $8.0 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $13.0 million for the three months ended June 30, 2010, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included the Impairment of other intangible assets line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the pagoclone intangible asset and could result in additional and potentially full future impairment charges of up to $8.0 million.

NOTE 4. INVENTORIES

Inventories are comprised of the following at June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$12,419	$8,510
Work-in-process	23,910	25,799
Finished goods	48,951	50,584

Total	$85,280	$84,893

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

As of June 30, 2010 and December 31, 2009, the fair value of the contingent consideration is $59.6 million and $58.5 million, respectively.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an Aveed TM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM . The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. In May 2010, the Company met with the FDA to discuss our path-forward as well as the understanding of the existing clinical data provided to the FDA. The Company expects to have further correspondence with the FDA in the second half of 2010, the results of which could materially impact the fair value of the Aveed TM contingent consideration liability due to the potential to pay in the range of $0 to the maximum amount of $175 million under the AveedTM Contingent Cash Consideration Agreement. The fair value of the contractual obligation to pay the AveedTM contingent consideration was $7.0 million and $7.5 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized on the Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the octreotide contingent consideration was approximately $44 million and $43 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

The Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless Octreotide for the treatment of acromegaly is approved prior to April 18, 2012. The fair value of the contractual obligation to pay the Valera contingent consideration was $9 million and $8 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

As of June 30, 2010, the aggregate fair values of the three acquisition-related contingent consideration liabilities increased by approximately $1.1 million from December 31, 2009 primarily reflecting changes of our present value assumptions associated with our valuation model. The increase in the liability was recorded as a loss and is included in the Acquisition-related items line item in the accompanying Condensed Consolidated Statements of Operations.

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar ®(1)	$88.0	n/a
Aveed TM(2)	100.0	n/a
Octreotide	31.0	n/a
Pagoclone(3)	21.0	n/a
Pro2000(4)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(2)

As a result of the FDA’s complete response letter related to our filed NDA, we performed an impairment analysis during the fourth quarter ended December 31, 2009. The Company concluded there was a decline in the fair value of the indefinite-lived intangible. Accordingly, we recorded a $65.0 million impairment charge. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

(3)	In May 2010, Teva terminated the development and licensing arrangement with the Company upon the completion of the Phase IIb study. The Company concluded there was a decline in the fair value of the indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge.
(4)	In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. The Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

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

The Company recognized $0.2 million and $35.0 million of acquisition-related costs that were expensed for the three-month period ended June 30, 2010 and 2009, respectively and $1.6 million and $61.4 million for the six-month periods ended June 30, 2010 and 2009, respectively. These costs are included in line item entitled “Acquisition-related items” in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Investment bank fees, includes Endo and Indevus	$—	$—
Accounting and legal	—	1,073
Separation and other costs	—	8,020
Changes in fair value of acquisition-related contingent consideration	230	25,930

Total	$230	$35,023

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

	Acquisition-related Costs
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Investment bank fees, includes Endo and Indevus	$—	$13,030
Accounting and legal	—	6,962
Separation and other costs	452	15,506
Changes in fair value of acquisition-related contingent consideration	1,120	25,930

Total	$1,572	$61,428

The amounts of revenue and net loss of Indevus included in the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and from the Acquisition date to the period ending June 30, 2009 are as follows (in thousands, except per share data):

	Revenue and Losses included in the Condensed Consolidated Statements of Operations for the three-months ended June 30, 2009	Revenue and Losses included in the Condensed Consolidated Statements of Operations from February 23, 2009 to June 30, 2009
Revenue	$16,518	$24,434
Net loss	$(24,140)	$(35,392)
Basic and diluted loss per share	$(0.21)	$(0.30)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the six months ended June 30, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2009, nor are they indicative of any future results.

Six Months ended
June 30, 2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$718,708
Net income	$46,066
Basic earnings per share	$0.39
Diluted earnings per share	$0.39

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during the six months ended June 30, 2010 or 2009. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc., (Hind) for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the six-month periods ended June 30, 2010 and 2009 we recorded $42.0 million and $40.7 million for these royalties to Hind, respectively. At June 30, 2010 and 2009, $42.0 million and $40.7 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying balance sheet. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

•

In 2003, Penwest opted out of funding development costs for Opana® ER. Under the 2007 Amendment, the parties have agreed that Penwest’s share of these unfunded development costs will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties payable to Penwest. As of June 30, 2010, Endo has recouped the full $28 million of these unfunded development costs.

Royalties were reduced by fifty percent (50%) until we recouped our previously recognized unfunded development costs, after which time royalties became payable on annual net sales based on the royalty rates described above. In September 2008, the $41 million royalty threshold was met. During the first quarter of 2010, the previously recognized unfunded development costs were recouped. During the three and six months ended June 30, 2010, we recorded in cost of revenues, royalties on the net sales of Opana® ER of approximately $12.3 million and $19.5 million, respectively. During the three and six month ended June 30, 2009, we recorded in cost of revenues, royalties on the net sales of Opana® ER of approximately $4.4 million and $8.8 million, respectively.

On June 8, 2010, the Company and Penwest entered into an amendment (the 2010 Amendment) to the 2002 Agreement as amended by the 2007 Amendment. Under the terms of the 2010 Amendment, the royalty rate on net sales of Opana ER will now be capped at 22% during the period from April 1, 2010 through December 31, 2012, subject to adjustment in the fourth quarter of 2012, and 20% during 2013, subject to adjustment in the fourth quarter of 2013.

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 19 million euros (approximately $23 million at June 30, 2010) and possibly development and commerce milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

Impax Laboratories, Inc.

In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson's disease product. Under the terms of the Impax Agreement, Endo paid Impax an upfront payment of $10 million, which was recorded as research and development expense as of June 30, 2010. In addition, under the terms of the Impax agreement, Impax could potentially receive up to approximately $30 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Agreement upon a material breach.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for Fortesta™. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. On July 1, 2010, Endo submitted a complete response to the FDA following the Company's re-analysis of the existing clinical samples. The milestone payment to ProStrakan related to FDA approval of Fortesta™ is fixed at $12.5 million which reflects a $7.5 million reduction due to the previous delays in approval.

BayerSchering

In July 2005, Indevus licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). The Company is responsible for the development and commercialization of AveedTM in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of AveedTM . Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.

In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of Aveed TM . The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. The BayerSchering Agreement expires ten years after the first commercial sale of AveedTM.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Other

In December 2007, we entered into a license, development and supply agreement with an undisclosed third party collaborative partner for the exclusive clinical development and commercialization rights in Canada and the United States for a certain technology to be utilized in our various product development activities. Under the terms of this agreement the collaborative partner will be responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo will be responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone, which was recorded as research and development expense at June 30, 2010. Additional payments of approximately 65.0 million Euros (approximately $80 million at June 30, 2010) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to the collaboration partner based on net sales of any such product or products commercialized under this agreement.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company and the rights to negotiate an exclusive worldwide development and commercialization arrangement with respect to a certain technology for use in a specified indication. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo committed to fund $3 million. During the second quarter of 2010, $0.8 million has been funded by Endo under the line-of credit which would be converted into equity of the privately-held company upon certain events. During July of 2010, an additional payment of $0.8 million was subsequently funded under the same commitment. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of June 30, 2010, our investment in the privately-held company was $20.8 million, representing our maximum exposure to loss.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets consist of the following at June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$302,534	$302,534
Indefinite-lived intangibles:
In process research and development	$87,900	$100,900
Definite-lived intangibles:
Licenses	$625,242	$625,242
Less accumulated amortization	(150,804)	(116,233)

	474,438	509,009

Other intangibles, net	$562,338	$609,909

Changes in the gross carrying amount of our indefinite-lived other intangible assets for the six months ended June 30, 2010, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2009:	$100,900
Pagoclone impairment	(13,000)

Balance at June 30, 2010	$87,900

Amortization expense for the six month periods ended June 30, 2010 and 2009 was $34.6 million and $27.3 million, respectively. As of June 30, 2010, the weighted average amortization period for our definite lived intangible assets in total was approximately 10 years.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

There were no changes in the gross carrying amount of our definite-lived intangible assets for the six-month period ended June 30, 2010. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2009 is as follows (in thousands):

2010	$69,141
2011	$69,141
2012	$69,141
2013	$56,836
2014	$43,944

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$51,460	$30,029	$111,815	$69,066
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(566)	583	(98)	(608)

Total comprehensive income	$50,894	$30,612	$111,717	$68,458

NOTE 9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004 and 2007 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserves an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provides for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is seven million (7,000,000) shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed seven hundred fifty thousand (750,000) shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. Approximately 11.9 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004 and 2007 Stock Incentive Plans. As of June 30, 2010, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the guidance for Share-Based Payments. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $6.6 million and $10.4 million, during the three and six months ended June 30, 2010 and $5.9 million and $7.8 million during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $73.0 million. This expected cost does not include the impact of any future stock-based compensation awards.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

A summary of the activity under 2000, 2004 and 2007 Stock Incentive Plans for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	5,158,541	$22.84
Granted	1,784,091	$20.98
Exercised	(145,220)	$16.85
Forfeited	(232,053)	$21.43
Expired	(45,874)	$28.58

Outstanding, June 30, 2010	6,519,485	$22.47	7.32	$11,073,395
Vested and expected to vest, June 30, 2010	6,059,784	$22.61	7.17	$10,300,541
Exercisable, June 30, 2010	2,830,980	$24.20	5.23	$5,016,113

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.8 million and $3.1 million, respectively. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2010 and 2009 was $7.36 per option and $7.46 per option, respectively, determined using the following assumptions:

	2010	2009
Average expected term (years)	5.3	5.25
Risk-free interest rate	2.6%	2.04%
Dividend yield	0.00	0.00
Expected volatility	34%	40%

The weighted average remaining requisite service period of the non-vested stock options was 2.8 years.

Restricted Stock Units

A summary of our restricted stock units as of June 30, 2010 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,477,241
Granted	1,302,091
Forfeited	(102,582)
Vested	(355,832)

Outstanding, June 30, 2010	2,320,918	$51,279,290
Vested and expected to vest, June 30, 2010	1,980,463	$43,501,143

The weighted average remaining requisite service period of the non-vested restricted stock units was 2.9 years. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2010 was $20.71 per unit.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Performance shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the six months ended June 30, 2010 totaled 163,000. As of June 30, 2010, there was approximately $2.8 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

During 2010, pursuant to the existing share repurchase program, we purchased approximately 2.2 million shares of our common stock during the period ended June 30, 2010 totaling $50.1 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

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

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15.0 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extended through June 30, 2010, we had agreed to spend a minimum of $20 million on A&P Expenditures. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we had agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Teikoku Seiyaku Co., Ltd.

Under the terms of our agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its two Japanese facilities, located on adjacent properties, for commercial sale by us in the United States. We also have an option to extend the supply area to other territories. On April 24, 2007, we amended the Teikoku agreement (the Amended Agreement). The material components of the Amended Agreement are as follows:

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Under the terms of the Ventiv Agreement, we are required to pay Ventiv a monthly fixed fee based on a pre-approved budget. Included in the fixed monthly fee are certain costs such as the Ventiv sales representative and district manager salaries, Ventiv field force travel, and office and other expenses captured on routine expense reports, as well as a fixed management fee. Ventiv is also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the Ventiv Agreement. This performance-based bonus is payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved. In May 2009, we amended the Ventiv Agreement to change certain provisions including a reduction in the Ventiv Field Force from 275 to 80 sales representatives effective June 1, 2009. The expenses incurred with respect to Ventiv under the Ventiv Agreement were $3.0 million and $5.6 million for the three and six months ended June 30, 2010, respectively. The expenses incurred with respect to Ventiv under the Ventiv Agreement were $7.4 million and $16.7 million for the three and six months ended June 30, 2009.

The Ventiv Agreement expired on June 30, 2010. However, effective as of May 10, 2010, we entered into a second amendment to the Ventiv Agreement which extended its term to August 10, 2010, while we continue to negotiate a longer term service contract with Ventiv.

UPS Supply Chain Solutions

Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the United States. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $2 million.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth, and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal of Redux, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions in federal and state courts relating to the use of Redux and other weight loss drugs. Fewer than 60 lawsuits are still pending against Indevus and/or the Company. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund additional insurance coverage to supplement Indevus’s existing product liability insurance. The Company believes the total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have a material adverse effect on the Company’s business, results of operations or financial condition. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus or their insurers.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

As of June 30, 2010, the Company had an outstanding insurance claim of approximately $2.8 million, relating to payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to Indevus by Reliance Insurance Company (Reliance). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. It is uncertain when, if ever, the Company will collect any of its remaining $2.8 million of claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

There is a previously reported case pending in the MDL against EPI and numerous other pharmaceutical companies: State of Iowa v. Abbott Laboratories, Inc., et al., Civ. Action No. 4:07-cv-00461. On June 25, 2010, without admitting any liability or wrongdoing, EPI and the plaintiffs reached an agreement in principle to resolve this case brought by the State of Iowa on terms that are not material to the company’s financial condition.

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

Paragraph IV Certifications on Lidoderm®

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson Laboratories, Inc, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the FDA Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming U.S. Patent No. 5,827,529 is invalid or not infringed. Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend Lidoderm’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm, including enforcement of the product’s intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

On June 16, 2008, the Company received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, the Company and Penwest filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuits previously filed by the Company and Penwest against IMPAX remain pending. All three of these suits against IMPAX were transferred to the United States District Court for the District of New Jersey.

On June 8, 2010 Endo and Penwest settled the IMPAX litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, IMPAX agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. Endo and Penwest agreed to grant IMPAX a license permitting the production and sale of generic Opana® ER for 5, 10, 20, 30 and 40 mg tablets commencing on January 1, 2013.

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

On February 20, 2009, Endo and Penwest settled all of the Actavis litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. Endo and Penwest agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets by the earlier of July 15, 2011, the last day Actavis would forfeit its 180-day exclusivity, and the date on which any third party commences commercial sales of a generic oxymorphone hydrochloride extended-release tablets, but not before November 28, 2010. Endo and Penwest also granted Actavis a license to produce and market other strengths of Opana® ER generic commencing on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

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

On November 20, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Penwest, filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Both of these suits against Sandoz were transferred to the United States District Court for the District of New Jersey.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

On June 8, 2010 Endo and Penwest settled the Sandoz litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. Endo and Penwest agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

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

Under the terms of the settlement, Endo and Penwest have agreed to grant Barr a license to sell a generic of Opana® ER commencing on or after September 15, 2012, or earlier under certain circumstances.

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

On November 4, 2009, the Company received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Sandoz, Inc. (Sandoz) advising the Company that Sandoz had filed an ANDA 91-635 for approval to commercially manufacture, use and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV letter alleges that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Sandoz’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions. The Sanctura XR® product has new dosage form exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on August 3, 2010.

In response to Sandoz’s notice letter, on November 19, 2009, Supernus Pharmaceuticals, Inc., Endo Solutions and Allergan filed a lawsuit against Sandoz in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Sandoz’s ANDA 91-635. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. We cannot, however, predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

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

In response to Paddock’s notice letter, on June 9, 2010, Supernus Pharmaceuticals, Inc., Endo Solutions and Allergan filed a lawsuit against Paddock in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Paddock’s ANDA 20-1291. Because the suit was filed within the 45-day period under the FDC Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. We cannot, however, predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

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

NOTE 11. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income available to common stockholders	$51,460	$30,029	$111,815	$69,066
Denominator:
For basic per share data — weighted average shares	116,060	117,158	116,704	116,990
Effect of dilutive stock options	600	192	642	289

For diluted per share data — weighted average shares	116,660	117,350	117,346	117,279
Basic net income per share	$0.44	$0.26	$0.96	$0.59

Diluted net income per share	$0.44	$0.26	$0.95	$0.59

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

The following reconciliation shows the shares excluded from the calculation of diluted earnings per share as the inclusion of such shares would be anti-dilutive for the six months ended June 30 (in thousands):

	2010	2009
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	14,294	14,294
Employee stock-based awards	5,150	4,585

	19,444	18,879

(1)	Amount represents the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

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

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

As a result of our adoption, we separated the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and are amortizing the resulting discount into interest expense over the life of the Convertible Notes.

The carrying values of the debt and equity components of our Convertible Notes at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(110,098)	(119,221)

Net carrying amount of the debt component	$269,402	$260,279

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $12.4 million and $11.7 million of interest expense for the six months ended June 30, 2010 and 2009, respectively. For the amounts recognized in 2010, $3.3 million related to the contractual interest payments and $9.1 million related to the amortization of the debt discount and certain other costs of the offering. This compared to $3.3 million of contractual interest payments and $8.4 million related to the amortization of the debt discount and certain other costs of the offering for the six months ended June 30, 2009.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10 million interest reserve account was established to fund potential interest payment shortfalls. As of June 30, 2010, there was no remaining restricted cash on the Company’s consolidated balance sheet. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

If the royalty payments from Allergan and amounts in the interest reserve account are insufficient to pay all of the interest and principal, if any, due on a payment date, the shortfall will accrue interest at the interest rate applicable to the Non-recourse Notes (16%) compounded quarterly. If any interest payment shortfall is not paid in full by the succeeding payment date, an Event of Default under the Indenture will occur, unless the Company contributes cash to a capital account of Royalty Sub in an amount sufficient to satisfy any such shortfall. Pursuant to the Indenture, the Company has the right, but not the obligation, to contribute cash in an amount equal to the shortfall to the capital account for distribution by the trustee to the noteholders. The Company has the right to satisfy such an interest payment shortfall no more than six times over the life of the Non-recourse Notes and no more than three consecutive times. In the event that the Company is no longer permitted to fund the capital account to satisfy an interest payment shortfall, and the Company does not redeem the Non-recourse Notes (as described below), an Event of Default will occur and the noteholders may accelerate the obligations of Royalty Sub under the Non-recourse Notes and exercise their remedies thereunder, including assuming all rights to future royalty payments from Allergan. We funded a shortfall of $0.04 million and $1.2 million with our February 2010 and May 2010 quarterly interest payments, respectively. Based on current expectations, it is reasonably possible that we may exceed the maximum number of times we can fund the capital account to satisfy an interest payment shortfall as early as November 2010.

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

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

NOTE 13. Subsequent Events

Acquisition of HealthTronics, Inc.

On July 2, 2010 (referred to as the HealthTronics Acquisition Date), Endo completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.01 per share (the Shares), of HealthTronics, at a price of $4.85 per Share. On the HealthTronics Acquisition Date, Endo acquired a controlling financial interest in HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $212.9 million in aggregate cash consideration for 100% of the outstanding shares. In addition, Endo paid $9.9 million for the acceleration of the HealthTronics outstanding stock-based compensation. In July of 2010, Endo also paid $40.2 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated. HealthTronics is a leading provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The HealthTronics business and applicable services include:

Lithotripsy services.

HealthTronics provides lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Lithotripsy services are provided principally through limited partnerships and other entities that HealthTronics manages, which use lithotripters. In 2009, physicians who are affiliated with HealthTronics used its lithotripters to perform approximately 50,000 procedures in the U.S. While the physicians render medical services, HealthTronics does not. As the general partner of limited partnerships or the manager of other types of entities, HealthTronics also provide services relating to operating its lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services.

HealthTronics provides treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, HealthTronics deploys three technologies in a number of its partnerships above: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, HealthTronics uses a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, HealthTronics acquired Advanced Medical Partners, Inc., which significantly expanded its cryosurgery partnership base. In July 2009, HealthTronics acquired Endocare, Inc., which manufactures both the medical devices and related consumables utilized by its cryosurgery operations and also provides cryosurgery treatments. The prostate treatment services are provided principally by using equipment that HealthTronics leases from limited partnerships and other entities that HealthTronics manages. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as its lithotripsy services under either retail or wholesale contracts. HealthTronics also provides services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting.

Radiation therapy services.

HealthTronics provides image guided radiation therapy (IGRT) technical services for cancer treatment centers. Its IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

Anatomical pathology services.

HealthTronics provides anatomical pathology services primarily to the urology community. HealthTronics has one pathology lab located in Georgia, called Claripath Laboratories, which provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, HealthTronics acquired Uropath LLC (Uropath), which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, HealthTronics continues to provide administrative services to in-office pathology labs for practice groups and pathology services to physicians and practice groups with its lab equipment and personnel at the Uropath laboratory sites.

Medical products manufacturing, sales and maintenance.

HealthTronics manufactures and sells medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. HealthTronics develops and manufactures these devices for the treatment of prostate and renal cancers and our proprietary technologies also have applications across a number of additional markets, including the ablation of tumors in the lung, liver metastases and palliative intervention (treatment of pain associated with metastases). HealthTronics manufactures the related spare parts and consumables for these devices. HealthTronics also sells and maintains lithotripters and related spare parts and consumables.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

The acquisition of HealthTronics reflects Endo’s desire to continue expanding our business beyond pain management into complementary medical areas where HealthTronics can be innovative and competitive. We believe this expansion will enable us to be a provider of multiple healthcare solutions and services that fill critical gaps in patient care.

We believe there are several ways Endo may enhance HealthTronics continued growth and success. For example, we believe there are cross-selling opportunities to grow the business organically by bringing HealthTronics anatomical pathology and cryoablation equipment services to urologists with whom Endo details today. Further, we anticipate being able to enhance the healthcare solutions we currently offer to urologists.

We have an exceptional field force of urology representatives to support the HealthTronics team with expanded reach and presence. We believe the unique channel that HealthTronics has established with urologists, combined with our ability to invest in innovative therapeutics and devices, our internal and virtual R&D capabilities and our current pharmaceutical focus in urology, is an extremely valuable combination for the physicians we serve and our business overall.

In addition, HealthTronics core expertise in medical devices manufacturing and urology procedure complements extremely well our expertise in researching clinical development and managed care contracting.

The Company will account for the HealthTronics acquisition as a business combination. The Company will include HealthTronics’ results of operations in our consolidated financial statements beginning on July 2, 2010, the acquisition date. Under the applicable guidance, we are required to recognize the assets acquired, liabilities assumed and noncontrolling interests at their fair value as of the acquisition date. Given the date on which we acquired a controlling financial interest in HealthTronics, we are unable to provide the acquisition date fair value of assets acquired, liabilities assumed, noncontrolling interests or supplemental pro forma financial information as it is impracticable to do so at this time. Accordingly, we are also unable to provide a qualitative description of the factors that make up goodwill to be recognized, if any.

Transaction costs are recorded in “Acquisition-related items” within the condensed consolidated statements of operations. As of June 30, 2010, the Company recorded $4.6 million in acquisition-related expenses associated with the HealthTronics acquisition, which consisted primarily of legal and accounting fees. In July 2010, Endo incurred investment bank fees for both Endo and HealthTronics totaling $5.3 million. These investment bank fees will be recognized in the quarter ended September 30, 2010.

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

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a specialty pharmaceutical company. The Company is engaged in the research, development, manufacturing, marketing and sale of branded and generic prescription pharmaceuticals used primarily to treat and manage pain, overactive bladder, prostate and bladder cancer and the early onset of puberty in children, or central precocious puberty.

We have a portfolio of branded products that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Sanctura XR®, Sanctura®, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 92% of our revenues for the six months ended June 30, 2010, with 50% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 7% of revenues for the six months ended June 30, 2010, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing.

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

Through a dedicated sales force in the United States, consisting of 329 specialty representatives, 378 pharmaceutical sales representatives focusing primarily on pain products, 83 sales representatives focusing primarily on urology and oncology, 40 sales representatives focusing primarily on managed markets, 30 medical center representatives and a contract sales force of approximately 80 sales representatives, we market our branded pharmaceutical products to high-prescribing physicians in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, oncology, urology, endocrinology and primary care, including pediatricians. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

On July 2, 2010, we acquired HealthTronics, Inc. a leading provider of healthcare services and manufacturer of medical devices, primarily for the urology community.

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

HealthTronics Acquisition

On July 2, 2010 (referred to as the HealthTronics Acquisition Date), Endo completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.01 per share (the Shares), of HealthTronics, at a price of $4.85 per Share. On the HealthTronics Acquisition Date, Endo acquired a controlling financial interest in HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $212.9 million in aggregate cash consideration for 100% of the outstanding shares. In addition, Endo paid $9.9 million for the acceleration of the HealthTronics outstanding stock-based compensation. In July of 2010, Endo also paid $40.2 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated.

Pipeline Developments

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (referred to as ProStrakan), for the exclusive right to commercialize Fortesta™ in the U.S. Fortesta™, a patented 2 percent testosterone transdermal gel for testosterone replacement therapy in male hypogonadism, utilizes a metered dose delivery system designed to permit accurate dose adjustment to individual patient requirements. On July 1, 2010, Endo submitted a complete response to the FDA following the company's re-analysis of the existing clinical samples. The company's Class 2 resubmission is the next step in its intention to offer Fortesta™ as a treatment option in the United States for men diagnosed with low testosterone (Low T), also known as hypogonadism. The FDA has informed us they consider our response complete and has issued a PDUFA date of December 30, 2010.

In September 2008, Indevus entered into a Development, License and Commercialization Agreement with Teva Pharmaceutical Industries Ltd. (Teva) for the exclusive, worldwide rights to pagoclone (the Teva Agreement). Under the terms of the Teva Agreement, the Company would conduct, and Teva would reimburse expenses for, a Phase IIb study for stuttering. Teva was responsible for the conduct of all remaining development and commercialization, including the Phase III program. On May 16, 2010, Teva terminated the Teva Agreement and all rights have been returned to the Company. The Company is currently evaluating future development of this licensed asset.

Branded Business Activity

In June 2010, the Company and Penwest Pharmaceuticals (Penwest) settled litigation with both Impax Laboratories (IMPAX) and Sandoz regarding the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII. Endo and Penwest have agreed to dismiss their suit with prejudice and IMPAX and Sandoz has agreed to dismiss its counterclaims with prejudice. Under the terms of the settlement, Endo and Penwest have agreed to grant IMPAX and Sandoz a license to the patents to sell a generic version of Opana® ER on or after January 1, 2013 and September 15, 2012, respectively, and earlier under certain circumstances and have agreed not to sue IMPAX or Sandoz under such patents.

Changes in Directors & Officers and Other Related Matters

On April 28, 2010, Clive A. Meanwell, M.D., Ph.D. notified the company of his intent to not stand for reelection as a director of the Company at the Company’s 2010 Annual Meeting of Stockholders, so that he may better focus on his other professional responsibilities. Dr. Meanwell served as a director of the Company until the expiration of his term at the Company’s 2010 Annual Meeting of Stockholders.

On March 12, 2010, the Company’s Board of Directors appointed Julie McHugh as the Company’s Executive Vice President and Chief Operating Officer. Most recently, Ms. McHugh was president and CEO for Nora Therapeutics, a venture capital backed biotech start-up developing novel therapies to prevent implantation failure in the setting of in-vitro fertilization and recurrent pregnancy loss. Before joining Nora, she held senior positions at Johnson & Johnson during a twelve year period. Her last role at J&J was Company Group Chairman for the Global Virology Business Unit. Before that she was President of Centocor, Inc., a J&J company. Previously, Ms. McHugh held marketing positions of increasing scope and accountability at Astra-Merck, Rhone-Poulenc Rorer (Sanofi Aventis) and SmithKline (GlaxoSmithKline). Ms. McHugh currently serves on the Board of Visitors for the Smeal College of Business of the Pennsylvania State University, the Board of Directors for the Nathaniel Adamczyk Foundation and was 2009 Chairman of the Board of Directors for the Pennsylvania Biotechnology Association. She received her Bachelor of Science degree from Pennsylvania State University and her Masters of Business Administration degree from Saint Joseph’s University.

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

Revenues

Revenues for the three and six months ended June 30, 2010 increased 6% to $396.5 million and 7% to $760.9 million, respectively, from the comparable 2009 periods. This increase in revenues is primarily driven by increased revenues of Lidoderm®, Opana® ER and Opana® and Voltaren® Gel. Also, included in the six months ended June 30, 2010 are the revenues of our recently acquired products, included in other brands, from our acquisition of Indevus Pharmaceuticals, Inc. This compares to a partial six months in 2009 as the acquired products were included from February 23, 2009 through June 30, 2009 in the comparable 2009 period. For the six months ended June 30, 2010, increased sales volume contributed 7% of the total revenue growth of 7%, while price contributed a negative (0.1%) of the total revenue growth.

The following table displays our revenues by product category and as a percentage of total revenues for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Lidoderm®	$196,090	49%	$195,472	52	$378,697	50	$367,108	52
Opana® ER and Opana®	73,838	19	55,219	15	139,995	18	107,984	15
Percocet®	31,805	8	32,014	9	60,478	8	65,704	9
Voltaren® Gel	26,323	7	25,534	7	46,685	6	37,853	5
Frova®	14,680	4	15,187	4	29,762	4	27,479	4
Supprelin® LA	12,209	3	7,295	2	22,796	3	9,999	1
Other brands	11,492	3	9,620	3	22,497	3	15,824	2

Total brands*	366,437	92	340,341	91	700,910	92	631,951	89
Total generics	27,684	7	30,284	8	53,560	7	72,677	10
Total royalty and other revenues	2,403	1	2,483	1	6,466	1	3,780	1

Total revenues*	$396,524	100	$373,108	100	$760,936	100	$708,408	100

*	Total percentages may not sum due to rounding.

Lidoderm® . Net sales of Lidoderm® for the three months ended June 30, 2010 increased by $0.6 million, or 0.3%, from the comparable 2009 period. Net sales of Lidoderm® for the six months ended June 30, 2010 increased by $11.6 million, or 3%, from the comparable 2009 period. During the three and six months ended June 30, 2010, the increase in Lidoderm® is attributable to volumes compared to the same period in 2009.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the three months ended June 30, 2010 increased by $18.6 million, or 34% from the comparable 2009 period. Net sales of Opana® ER and Opana® for the six months ended June 30, 2010 increased by $32.0 million, or 30% from the comparable 2009 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet® . Net sales of Percocet® for the three months ended June 30, 2010 decreased by $0.2 million, or 0.6% from the comparable 2009 period. Net sales of Percocet® for the six months ended June 30, 2010 decreased by $5.2 million, or 8% from the comparable 2009 period. The decreases are primarily attributable to decreased volumes during the first six-months of 2010 as compared to 2009.

Voltaren® Gel. Net sales of Voltaren® Gel for the three months ended June 30, 2010 increased by $0.8 million or 3% from the comparable 2009 period. Net sales of Voltaren® Gel for the six months ended June 30, 2010 increased by $8.8 million or 23% compared to from the comparable 2009 period. The 2010 increases were driven by volume which were offset partially due to the absence of the recognition of $11.3 million associated with the initial launch of our therapeutic doses of 3 and 5 tubes of Voltaren® Gel. The Company launched Voltaren® Gel in March 2008 and we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience.

Supprelin® LA. Net sales of Supprelin® LA for the three months ended June 30, 2010 increased by $4.9 million or 67% from the comparable 2009 period . Net sales of Supprelin® LA for the six months ended June 30, 2010 increased by $12.8 million or 128% compared to from the comparable 2009 period. These increases were driven primarily by volume growth for both periods in 2010. In addition, the increase for the six months ended 2010 was driven by our February 2009 acquisition of Indevus, which contributed a full six months of activity in 2010 compared to a partial period in 2009.

Other brands. Net sales of our other branded products for the three months ended June 30, 2010 increased by $1.9 million from the comparable 2009 period. Net sales of our other branded products for the six months ended June 30, 2010 increased by $6.7 million from the comparable 2009 period. This increase is primarily driven by our February 2009 acquisition of Indevus, which contributed approximately $5.5 million and $10.7 million of net sales during the three months ended June 30, 2009 and the period from February 23, 2009 through June 30, 2009, respectively. This compares to $10.5 million and $19.8 million for the full three and six months ended June 30, 2010, which also included revenues from our launch of ValstarTM in the third quarter of 2009.

Generics. Net sales of our generic products for the three months ended June 30, 2010 decreased by $2.6 million, or 9% from the comparable 2009 period. Net sales of our generic products for the six months ended June 30, 2010 decreased by $19.1 million, or 26% from the comparable 2009 period. The decrease was primarily due to a shortage of other competing generic opioids in the market during 2009 which was an anomaly and did not recur during 2010.

Royalty and other revenues. Royalty and other revenues for the three and six months ended June 30, 2010 were $2.4 million and $6.5 million. Royalty and other revenues for the three and six months ended June 30, 2009 were $2.5 million and $3.8 million. These amounts consist primarily of royalties earned on net sales of Sanctura® and Sanctura XR®.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Cost of revenues	$107,216	27%	$95,069	25%	$201,289	26%	$178,078	25%
Selling, general and administrative	133,251	34	129,592	35	266,586	35	249,598	35
Research and development	44,656	11	48,508	13	73,824	10	76,922	11
Acquisition related costs	4,796	1	35,023	9	6,325	1	61,428	9
Impairment of long-lived assets	13,000	3	—	—	13,000	2	—	—

Total costs and expenses	$302,919	76%	$308,192	83%	$561,024	74%	$566,026	80%

Cost of Revenues and Gross Margin. Cost of revenues for the three months ended June 30, 2010 increased by $12.1 million or 13%, to $107.2 million from $95.1 million in the comparable 2009 period. Cost of revenues for the six months ended June 30, 2010 increased by $23.2 million or 13%, to $201.3 million from $178.1 million in the comparable 2009 period. Cost of revenues increased during the six months ended June 30, 2010 primarily as a result of increased revenues as well as an increase in cost of revenues as a percent of revenue. Gross profit margins for the three months ended June 30, 2010 and 2009 were 73% and 75%, respectively. Gross profit margins for the six months ended June 30, 2010 and 2009 were 74% and 75%, respectively. The reduction in gross profit margins is primarily due to the increased amortization expense in 2010 compared to the 2009 period as a result of a full six months of amortization on the acquired Indevus intangible assets and an increase in royalty expense recorded on net sales of Opana® ER for the three and six months ended June 30, 2010, compared to the 2009 period as a result of the expiration of the 50% royalty holiday during the three months ended March 31, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2010 increased to $133.3 million from $129.6 million in the comparable 2009 period. Selling, general and administrative expenses for the six months ended June 30, 2010 increased to $266.6 million from $249.6 million in the comparable 2009 period. The increase is primarily attributable to our acquisition of Indevus during the first quarter of 2009 and the recognition of a full six months of Indevus expenses during the six months ended June 30, 2010 as well as approximately $9.0 million of certain costs incurred in connection with continued efforts to enhance the cost structure of the Company.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 decreased to $44.7 million from $48.5 million in the comparable 2009 period. Research and development expenses for the six months ended June 30, 2010 decreased to $73.8 million from $76.9 million in the comparable 2009 period. These decreases are primarily a result of less upfront and milestone payments in 2010 as compared to 2009. We expect research and development expenses to increase in the future as a result of the recent investments in our pipeline including the recent acquisition of Indevus as well as our collaborative agreements with various partners.

Acquisition Related Items. Acquisition-related expenses for the three months ended June 30, 2010 and 2009 decreased to $4.8 million from $35.0 million in the comparable 2009 period. Acquisition-related expenses for the six months ended June 30, 2010 and 2009 decreased to $6.3 million from $61.4 million. As a result of our acquisition of Indevus Pharmaceuticals, Inc. in the first quarter of 2009, we incurred $26.4 million of acquisition related costs, which were attributable to transaction fees, professional service fees, employee retention and separation arrangements and other costs related to the acquisition. This compares to $7.0 million in 2010 primarily reflecting changes in the fair value of the acquisition-related contingent consideration of $1.2 million and $4.6 million in transaction-related expenses for the acquisition of HealthTronics incurred during the three months ended June 30, 2010.

Interest Expense, net

The components of interest expense, net for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense	$10,407	$11,471	$20,635	$20,204
Interest income	(423)	(1,055)	(847)	(2,195)

Interest expense, net	$9,984	$10,416	$19,788	$18,009

Interest expense for the three months ended June 30, 2010 decreased to $10.4 million from $11.5 million in the comparable 2009 period. For the six months ended June 30, 2010, interest expense increased to $20.6 million from $20.2 million in the comparable 2009 period. The decrease for the three months ended June 30, 2010 related to the $48 million of our Non-recourse notes which were tendered in September of 2009. This increase for the six months ended June 30, 2010 is primarily due to the amortization of our deferred financing fees associated with our Credit Facility. Interest income decreased to $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively, compared to $1.1 million and $2.2 million in the comparable 2009 periods. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments.

Other Income, net

The components of other income, net for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain on trading securities	$(13,714)	$(10,910)	$(15,420)	$(4,816)
Loss on auction-rate securities rights	13,749	8,779	15,659	2,513
Other (income) expense	(236)	616	(659)	1,893

Other income, net	$(201)	$(1,515)	$(420)	$(410)

During the three and six months ended June 30, 2010, the value of our trading auction-rate securities increased by $13.7 million and $15.4 million, respectively. The increases in fair value were more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $13.7 million and $15.7 million, respectively, for the three and six-months ended June 30, 2010. During the three and six months ended June 30, 2009, the value of our trading auction-rate securities decreased by $10.9 million and $4.8 million. During the three and six months ended June 30, 2009, decreases in the fair value of our auction-rate securities rights were $8.8 million and $2.5 million, respectively. These changes were primarily a result of the Company exercising the auction rate securities rights in the second quarter of 2010 and liquidating our outstanding UBS auction rate security portfolio at par value.

Income Tax

Income tax for the three months ended June 30, 2010 increased to $32.4 million from $26.0 million in the comparable period in 2009. For the six months ended June 30, 2010, income tax increased to $68.7 million from $55.7 million. The increases for the three and six months ended June 30, 2010 is due to the increase in income before income tax as compared to the same periods in 2009, partially offset by the decrease in our effective income tax rate to 38.6% and 38.1% for the three and six months ended June 30, 2010, respectively, from 46.4% and 44.7% in the comparable 2009 periods. The decrease in the effective income tax rate is primarily attributable to the absence of non-deductible Indevus contingent consideration fair value adjustments and certain non-deductible Indevus transaction costs which unfavorably impacted the effective tax rate by $8.8 million and $3.6 million, respectively, during the three and six month periods ended June 30, 2009. These decreases were offset slightly due to the absence of the research and development tax credit benefit which is not effective as of June 30, 2010.

2010 Outlook

As a result of the acquisition of HealthTronics, our revised estimated 2010 total revenues will be between $1.63 billion and $1.68 billion. Our estimate is based on the continued growth of our branded product portfolio, primarily driven by prescription demand for Lidoderm®, Opana® ER and Voltaren® Gel, the full year impact of the acquisition of Indevus and growth of the products acquired as well as six-months of consolidated results for HealthTronics, our new wholly-owned subsidiary. Cost of revenues as a percent of total revenues is expected to increase when compared to 2009. This cost of revenues increase is expected due to a full year of amortization expense associated with the intangible assets acquired with Indevus, the impact of a full year of royalties on the 2010 net sales of Opana® ER, and the supply price of inventory purchased from third party manufacturers which includes an anticipated impact from foreign exchange. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2010, relative to 2009, reflecting new approaches to customer segmentation and marketing as well as annualized effects of the prior year’s cost reduction efforts. We will continue to provide promotional support behind our key on-market products, including those acquired as part of our acquisition of Indevus. R&D expenses are expected to increase as we invest in clinical development programs in support of our third party collaboration agreements as well as the further advancement of the development products being acquired from Indevus. Of course, there can be no assurance that the Company will achieve these results.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, acquisitions, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $1,136 million at June 30, 2010, increasing from $808.4 million at December 31, 2009. Cash, cash equivalents and current marketable securities were approximately $992.3 million at June 30, 2010 compared to $733.7 million at December 31, 2009.

In 2010, we expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital, certain acquisitions, including the payment during July 2010 of approximately $262.9 million for HealthTronics including the acceleration of HealthTronics employee stock-based compensation and its outstanding debt, and general corporate purposes, the payment of contractual obligations, including scheduled interest payments on our Convertible Notes, principal and interest payments on the remaining $57.0 million of Indevus debt assumed by the Company, and any regulatory and/or sales milestones that may become due. We may also elect to incur additional debt or issue equity or convertible securities to finance future acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties.

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

Beyond 2010, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments of up to $300 million in contingent cash consideration payments related to our acquisition of Indevus, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, principal and interest payments on the remaining $57.0 million of Indevus debt assumed by the Company, certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including a principal payment of $379.5 million at maturity in 2015. We expect that sales of our currently marketed products will allow us to continue to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. If any of the above adversely affects our future cash flows, we may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. During the first half of 2010, pursuant to the existing share repurchase program, we purchased approximately 2.2 million shares of our common stock during the period ended June 30, 2010 totaling $50.1 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

Marketable Securities. Beginning in 2008 and continuing through early 2010, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. As a result of our auction-rate securities rights agreement with UBS (described in more detail below), we have been able to minimize our credit risk losses. On June 30, 2010, we were able to exercise our Rights with UBS and liquidated our remaining UBS auction rate security portfolio at par value. At June 30, 2010, $17.7 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. During 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. The amended investment policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of June 30, 2010 and December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of June 30, 2010:
Underlying security:
Student loans	$17,695	$—	$—	$—	$—	$17,695

Total auction-rate securities included in long-term marketable securities	$17,695	$—	$—	$—	$—	$17,695

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2009:
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

During the six months ended June 30, 2010, we sold $230.3 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company received auction-rate securities rights (the Rights) to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permitted the Company to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012. As of June 30, 2010, we exercised the Rights and on July 1, 2010 received cash for our remaining UBS portfolio at par. Accordingly, as of June 30, 2010, our UBS auction-rate securities were reclassified into a current receivable. The remaining $18.8 million of our auction-rate securities portfolio, at par-value, are not held in a UBS account and therefore were not subject to the UBS Offer

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

As of June 30, 2010, the yields on our long-term auction-rate securities ranged from 0.62% to 0.633%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of June 30, 2010, the weighted average yield for our long-term auction-rate securities was 0.626%. Total interest recognized on our auction-rate securities during the six-months ended June 30, 2010, and 2009 was $0.6 million and $1.5 million, respectively. The issuers have been making interest payments promptly.

At June 30, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.7 million, representing a six percent (6%), or $1.1 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a 7%, or $16.5 million discount from their original purchase price or par value at December 31, 2009. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at June 30, 2010, the resultant discount to the original purchase price or par value would have been $0.9 million and $1.3 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

Working Capital. Working capital increased to $1,136 million as of June 30, 2010 from $808.4 million as of December 31, 2009. The components of our working capital as of June 30, 2010 and December 31, 2009 are below:

	June 30, 2010	December 31, 2009
Total current assets	$1,628,392	$1,280,581
Less: Total current liabilities	(492,727)	(472,180)

Working capital	$1,135,665	$808,401

Working capital increased primarily due to our cash flows from operations as well as the sale of $230.3 million in auction-rate securities, $205.0 which were non-current assets as of December 31, 2009. These amounts were offset slightly by $50.1 million in share repurchases and $6.2 million in capital expenditures during the six months ended June 30, 2010.

The following table summarizes our statement of cash flows and liquidity as of June 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Net cash flow provided by (used in):
Operating activities	$176,356	$140,572
Investing activities	154,785	(424,758)
Financing activities	(47,332)	3,482

Net increase (decrease) in cash and cash equivalents	283,809	(280,704)
Cash and cash equivalents, beginning of period	708,462	775,693

Cash and cash equivalents, end of period	$992,271	$494,989
Current ratio	3.3:1	1.78:1
Days sales outstanding	47	48

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $176.4 million for the six months ended June 30, 2010 compared to $140.6 million for the six months ended June 30, 2009. Significant components of our operating cash flows for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
Cash Flow Data-Operating Activities:
Net income	$111,815	$69,066
Depreciation and amortization	42,955	34,647
Stock-based compensation	10,391	7,844
Change in fair value of contingent consideration	1,120	25,930
Impairment of long-lived assets	13,000	—
Loss on auction-rate securities rights	15,659	2,513
Unrealized loss on trading securities	(15,420)	(4,816)
Changes in assets and liabilities which (used) provided cash:	(15,844)	15,064
Other, net	12,680	(9,676)

Net cash provided by operating activities	$176,356	$140,572

The primary drivers of the increase in cash flow provided by operating activities when compared to the prior year were the increase in net income as a result increase in total revenues and the absence of the 2009 transaction fees and costs required to fund the Indevus acquisition.

Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $154.8 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $424.8 million during the same period of 2009. The change is primarily related to the absence of the amounts utilized to fund the Indevus acquisition. During the six months ended June 30, 2010, the Company sold $161.8 million in auction rate securities at par value, which was partially offset by $6.2 million relating to the acquisition of property and equipment. During the six months ended June 30, 2009, the Company completed its acquisition of Indevus Pharmaceuticals, Inc. for initial upfront cash consideration, net of cash acquired of $249.6 million. The Company also deposited $175.0 million in cash with a paying agent pursuant to the terms of the AveedTM Contingent Cash Consideration Agreement which was subsequently returned in full to the Company during the fourth quarter of 2009. In addition, the Company sold $7.1 million of trading auction-rate securities at par value, which was offset by the purchases of property and equipment of $6.0 million and an additional investment of $1.3 million in Life Sciences Opportunities Fund (Institutional) II, L.P.

Net Cash Used in/Provided by Financing Activities. Net cash used in financing activities was $47.3 million for the six months ended June 30, 2010 compared to net cash provided by financing activities of $3.5 million during the six months ended June 30, 2009. The change to cash used in financing activities was primarily a result of the Company’s share repurchase of $50.1 million during the six months ended June 30, 2010. Additionally, during the first six months of 2010, the exercise of equity awards provided $2.5 million of cash flows from financing activities compared to $6.5 million in the same period in the prior year.

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

The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the Aveed TM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer.

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

As of June 30, 2010, primary development products included the following from the Indevus acquisition:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. On May 18, 2010, a new patent covering Aveed was issued by the U.S. Patent and Trademark Office. The patent’s expiration date is March 14, 2027. The Company acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, we received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oil microembolism. The letter also specified that the proposed Risk Evaluation and Mitigation Strategy (REMS) is not sufficient. In May 2010, the Company met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. The Company is currently evaluating how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding our regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar ®(1)	$88.0	n/a
Aveed TM(2)	100.0	n/a
Octreotide	31.0	n/a
Pagoclone(3)	21.0	n/a
Pro2000(4)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

(2)	As a result of the FDA’s complete response letter related to our filed NDA, we performed an impairment analysis during the fourth quarter ended December 31, 2009. The Company concluded there was a decline in the fair value of the indefinite-lived intangible. Accordingly, we recorded a $65.0 million impairment charge.
(3)	In May 2010, Teva terminated the development and licensing arrangement with the Company upon the completion of the Phase IIb study. The Company concluded there was a decline in the fair value of the indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge.
(4)	In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. The Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

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

Acquisition-Related Contingent Consideration

As of June 30, 2010 and December 31, 2009, the fair value of the contingent consideration is $59.6 million and $58.5 million, respectively.

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an Aveed TM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. In May 2010, the Company met with the FDA to discuss our path-forward as well as the understanding of the existing clinical data provided to the FDA. The Company expects to have further correspondence with the FDA in the second half of 2010, the results of which could materially impact the fair value of the AveedTM contingent consideration liability due to the potential to pay in the range of $0 to the maximum amount of $175 million under the AveedTM Contingent Cash Consideration Agreement. The fair value of the contractual obligation to pay the AveedTM contingent consideration was $7.0 million and $7.5 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized on the Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the octreotide contingent consideration was approximately $44 million and $43 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

The Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless Octreotide for the treatment of acromegaly is approved prior to April 18, 2012. The fair value of the contractual obligation to pay the Valera contingent consideration was $9 million and $8 million at June 30, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

As of June 30, 2010, the aggregate fair values of the three acquisition-related contingent consideration liabilities increased by approximately $1.1 million from December 31, 2009 primarily reflecting changes of our present value assumptions associated with our valuation model. The increase in the liability was recorded as a loss and is included in the Acquisition-related items line item in the accompanying Condensed Consolidated Statements of Operations.

Acquisition of HealthTronics, Inc.

On July 2, 2010 (referred to as the HealthTronics Acquisition Date), Endo completed its initial tender offer (the Offer) for all outstanding shares of common stock, par value $0.01 per share (the Shares), of HealthTronics, at a price of $4.85 per Share. On the HealthTronics Acquisition Date, Endo acquired a controlling financial interest in HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $212.9 million in aggregate cash consideration for 100% of the outstanding shares. In addition, Endo paid $9.9 million for the acceleration of the HealthTronics outstanding stock-based compensation. In July of 2010, Endo also paid $40.2 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated. HealthTronics is a leading provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The HealthTronics business and applicable services include:

Lithotripsy services.

HealthTronics provides lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Lithotripsy services are provided principally through limited partnerships and other entities that HealthTronics manages, which use lithotripters. In 2009, physicians who are affiliated with HealthTronics used its lithotripters to perform approximately 50,000 procedures in the U.S. While the physicians render medical services, HealthTronics does not. As the general partner of limited partnerships or the manager of other types of entities, HealthTronics also provide services relating to operating its lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services.

HealthTronics provides treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, HealthTronics deploys three technologies in a number of its partnerships above: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, HealthTronics uses a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, HealthTronics acquired Advanced Medical Partners, Inc., which significantly expanded its cryosurgery partnership base. In July 2009, HealthTronics acquired Endocare, Inc., which manufactures both the medical devices and related consumables utilized by its cryosurgery operations and also provides cryosurgery treatments. The prostate treatment services are provided principally by using equipment that HealthTronics leases from limited partnerships and other entities that HealthTronics manages. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as its lithotripsy services under either retail or wholesale contracts. HealthTronics also provides services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting.

Radiation therapy services.

HealthTronics provides image guided radiation therapy (IGRT) technical services for cancer treatment centers. Its IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

Anatomical pathology services.

HealthTronics provides anatomical pathology services primarily to the urology community. HealthTronics has one pathology lab located in Georgia, called Claripath Laboratories, which provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, HealthTronics acquired Uropath LLC (Uropath), which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, HealthTronics continues to provide administrative services to in-office pathology labs for practice groups and pathology services to physicians and practice groups with its lab equipment and personnel at the Uropath laboratory sites.

Medical products manufacturing, sales and maintenance.

HealthTronics manufactures and sells medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. HealthTronics develops and manufactures these devices for the treatment of prostate and renal cancers and our proprietary technologies also have applications across a number of additional markets, including the ablation of tumors in the lung, liver metastases and palliative intervention (treatment of pain associated with metastases). HealthTronics manufactures the related spare parts and consumables for these devices. HealthTronics also sells and maintains lithotripters and related spare parts and consumables.

The acquisition of HealthTronics reflects Endo’s desire to continue expanding our business beyond pain management into complementary medical areas where HealthTronics can be innovative and competitive. We believe this expansion will enable us to be a provider of multiple healthcare solutions and services that fill critical gaps in patient care.

We believe there are several ways Endo may enhance HealthTronics continued growth and success. For example, we believe there are cross-selling opportunities to grow the business organically by bringing HealthTronics anatomical pathology and cryoablation equipment services to urologists with whom Endo details today. Further, we anticipate being able to enhance the healthcare solutions we currently offer to urologists.

We have an exceptional field force of urology representatives to support the HealthTronics team with expanded reach and presence. We believe the unique channel that HealthTronics has established with urologists, combined with our ability to invest in innovative therapeutics and devices, our internal and virtual R&D capabilities and our current pharmaceutical focus in urology, is an extremely valuable combination for the physicians we serve and our business overall.

In addition, HealthTronics core expertise in medical devices manufacturing and urology procedure complements extremely well our expertise in researching clinical development and managed care contracting.

The Company will account for the HealthTronics acquisition as a business combination. The Company will include HealthTronics’ results of operations in our consolidated financial statements beginning on July 2, 2010, the acquisition date. Under the applicable guidance, we are required to recognize the assets acquired, liabilities assumed and noncontrolling interests at their fair value as of the acquisition date. Given the date on which we acquired a controlling financial interest in HealthTronics, we are unable to provide the acquisition date fair value of assets acquired, liabilities assumed, noncontrolling interests or supplemental pro forma financial information as it is impracticable to do so at this time. Accordingly, we are also unable to provide a qualitative description of the factors that make up goodwill to be recognized, if any.

Transaction costs are recorded in “Acquisition-related items” within the condensed consolidated statements of operations. As of June 30, 2010, the Company recorded $4.6 million in acquisition-related expenses associated with the HealthTronics acquisition, which consisted primarily of legal and accounting fees. In July 2010, Endo incurred investment bank fees for both Endo and HealthTronics totaling $5.3 million. These investment bank fees will be recognized in the quarter ended September 30, 2010.

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

Principal and interest on the Non-recourse Notes will be paid from the royalties from Allergan. Payments may also be made from the interest reserve account (described below) and certain other accounts established in accordance with the Indenture. In connection with the issuance of the Non-recourse Notes, a $10.0 million interest reserve account was established to fund potential interest payment shortfalls. As of June 30, 2010, there was no remaining restricted cash on the Company’s consolidated balance sheet. Royalty Sub will receive directly all royalties payable to the Company until the Non-recourse Notes have been repaid in full.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 10. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

The risk factors listed below are included for the purpose of supplementing the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010. Other than these new risk factors, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

We may not be able to realize all of the anticipated benefits of our acquisition of HealthTronics.

The success of our recent acquisition of HealthTronics will depend, in large part, on our ability to realize the anticipated benefits and expand our business from integrating the operations of Endo and HealthTronics. If we are not able to successfully integrate certain aspects of the two companies, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Our consolidated financial statements may be impacted in future periods based on the accuracy of our valuation of the HealthTronics business.

Accounting for our recent acquisition of HealthTronics will involve a complex and subjective valuation of the assets, liabilities and noncontrolling interests of HealthTronics, which will be recorded in the Company’s consolidated financial statements pursuant to the general accounting rules applicable for business combinations. Differences between the inputs and assumptions used in the valuation and actual results could have a significant impact on our consolidated financial statements in future periods.

If HealthTronics is not able to establish or maintain relationships with physicians and hospitals, its ability to successfully commercialize current or future service offerings will be materially harmed.

HealthTronics is dependent on healthcare providers in two respects. First, if physicians and hospitals and other healthcare facilities, which HealthTronics refers to as Customers, determine that HealthTronics’ services are not of sufficiently high quality or reliability, or if its Customers determine that its services are not cost effective, they will not utilize HealthTronics’ services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which HealthTronics or its Customers can obtain reimbursement or (2) the amounts reimbursed to HealthTronics or its Customers for services provided by HealthTronics. If third-party payors reduce the amount of their payments to Customers, HealthTronics Customers may seek to reduce their payments to HealthTronics or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and other healthcare facilities which HealthTronics bills directly, HealthTronics may need to lower fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on revenues and financial results of HealthTronics by decreasing demand for its services or creating downward pricing pressure. Second, physicians generally own equity interests in the HealthTronics’ partnerships. HealthTronics provides a variety of services to the partnerships and, in general, manages the partnerships’ day-to-day affairs. HealthTronics operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with HealthTronics’ services, if these physician partners believe that its competitors or other persons provide higher quality services or a more cost-beneficial model or service, or if HealthTronics became involved in disputes with its partners.

Third party payors could refuse to reimburse healthcare providers for use of HealthTronics’ current or future service offerings and products, which could negatively impact its results of operations.

Third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of medical procedures and treatments. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Lithotripsy treatments are reimbursed under various federal and state programs, including Medicare and Medicaid, as well as under private healthcare programs, primarily at fixed rates. Governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, and private programs are subject to policy changes and commercial considerations, all of which may have the effect of decreasing program payments, increasing costs or requiring HealthTronics to modify the way in which it operates the business. These changes could have a material adverse effect on its operations.

New and proposed federal and state laws and regulatory initiatives relating to various initiatives in healthcare reform (such as improving privacy and the security of patient information and combating healthcare fraud) could require HealthTronics to expend substantial sums to appropriately respond to and comply with this broad variety of legislation (such as acquiring and implementing new information systems for privacy and security protection), which could negatively impact its financial results.

Recent legislation and several regulatory initiatives at the state and federal levels address patient privacy concerns. New federal legislation extensively regulates the use and disclosure of individually identifiable health-related information and the security and standardization of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on the HealthTronics’ business. Continuing compliance with these regulations will likely require us to spend substantial sums, including, but not limited to, purchasing new computer systems, which could negatively impact financial results. Additionally, if HealthTronics fails to comply with the privacy regulations, it could suffer civil penalties of up to $25,000 per calendar year per standard (with well over fifty standards with which to comply) and criminal penalties with fines of up to $250,000 for willful and knowing violations. In addition, healthcare providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These privacy laws vary by state and could impose additional penalties.

The provisions of HIPAA criminalize situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines by creating new federal healthcare fraud crimes. Further, as with the federal laws, general state criminal laws may be used to prosecute healthcare fraud and abuse. We believe that HealthTronics business arrangements and practices comply with existing healthcare fraud law. However, a violation could subject HealthTronics to penalties, fines and/or possible exclusion from Medicare or Medicaid. Such sanctions could significantly reduce its financial results.

Future healthcare legislation or other changes in the administration of or interpretation of existing legislation regarding governmental healthcare programs could have an adverse effect on the HealthTronics business and the results of its operations.

HealthTronics may be required to modify its agreements, operations, marketing and expansion strategies in response to changes in the statutory and regulatory environment.

HealthTronics regularly monitors developments in statutes and regulations relating to its business. However, HealthTronics may be required to modify its agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. HealthTronics plans to structure all of its agreements, operations, marketing and strategies in accordance with applicable law, although HealthTronics can provide no assurance that its arrangements will not be challenged successfully or that required changes may not have a material adverse effect on its business, financial condition, and results of operations.

HealthTronics acquisition strategy could fail or present unanticipated problems for its business in the future, which could adversely affect its ability to make acquisitions or realize anticipated benefits from those acquisitions.

HealthTronics has followed an acquisition strategy that has resulted in rapid growth in its business. This acquisition strategy includes acquiring healthcare services businesses and is dependent on the continued availability of suitable acquisition candidates and its ability to finance and complete any particular acquisition successfully. Moreover, the U.S. Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of the HealthTronics wholly-owned subsidiaries, was the general partner, posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to HealthTronics’ size and market share, seek to (1) restrict HealthTronics future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that HealthTronics divest certain of its lithotripsy operations. Furthermore, acquisitions such as the acquisition of Endocare in July 2009, involve a number of risks and challenges, including:

•	diversion of HealthTronics’ management’s attention;

•	the need to integrate acquired operations;

•	the risk that the expected cost savings and other synergies from the acquisition may not be fully realized, realized at all or take longer to realize than anticipated;

•	potential loss of key employees of the acquired companies; and

•	an increase in its expenses and working capital requirements.

Any of these factors could adversely affect HealthTronics ability to achieve anticipated levels of cash flows from its acquired businesses or realize other anticipated benefits from those acquisitions.

HealthTronics could be adversely affected by special risks and requirements related to its medical products manufacturing business.

HealthTronics is subject to various special risks and requirements associated with being a medical equipment manufacturer, which could have adverse effects. These include the following:

•

the need to comply with applicable federal Food and Drug Administration and foreign regulations relating to good manufacturing practices and medical device approval requirements, and with state licensing requirements;

•	the need for special non-governmental certifications and registrations regarding product safety, product quality and manufacturing procedures in order to market products in the European Union;

•	potential product liability claims for any defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

(a)	On June 2, 2010, the Company amended its existing Sales Representative Agreement (the Second Amendment), with Ventiv Commercial Services, LLC, The Second Amendment is filed as Exhibit 10.32.4 to this Quarterly Report on
Form 10-Q.

(b)	As previously disclosed in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2010, Endo entered into the Fifth Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc., dated as of June 8, 2010. The Fifth Amendment is filed as Exhibit 10.18.4 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/s/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ EDWARD J. SWEENEY
Name:	Edward J. Sweeney
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: August 2, 2010

Exhibit Index

Exhibit No.	Title

10.18.4	Fifth Amendment to the Amended and Restated Strategic Alliance Agreement by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc., dated as of June 8, 2010.

10.19*	Master Services Agreement, dated as of May 18, 2010, by and between Endo Pharmaceuticals Inc. and UPS Supply Chain Solutions, Inc. (incorporated herein by reference to Exhibit 10.19 of the Current Report on Form 8-K dated May 20, 2010)

10.32.4*	Second Amendment to the Sales Representative Services Agreement, dated as of May 10, 2010 between Endo Pharmaceuticals, Inc. and Ventiv Commercial Services, LLC.

10.91	Agreement and Plan of Merger dated May 5, 2010, by and between Endo, HT Acquisition Corp., and HealthTronics, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated May 7, 2010)

10.92	Form of Stockholder Tender Agreement (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K dated May 7, 2010)

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Endo Pharmaceuticals Holdings Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 2, 2010, formatted in Extensive Business Reporting Language (XBRL), tagged as blocks of text: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

*	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.