Form 10-K
period 2010-12-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2011-02-28
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010 was $2,251,905,366 based on a closing sale price of $21.82 per share as reported on the NASDAQ Global Select Market on June 30, 2010. Shares of the registrant’s common stock held by each officer and director and each beneficial owner of 10% or more of the outstanding common stock of the registrant have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 18, 2011: 117,286,788

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

ENDO PHARMACEUTICALS HOLDINGS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Item 1A under the caption “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained or incorporated by reference in this document include those factors described in this document under Item 1A titled “Risk Factors,” including, but not limited to:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	the effect of healthcare reform on our business;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	our ability to sustain our sales and profitability on generic pharmaceutical products over time;

•	our ability to keep our Qualitest manufacturing facilities in compliance with regulatory requirements;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of products;

•	our dependence on outside manufacturers for the manufacture of most of our products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have the right to be indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

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

•

our ability to successfully integrate HealthTronics, Inc. (HealthTronics), Penwest Pharmaceuticals Co. (Penwest), and Generics International (US Parent), Inc. (Qualitest or Qualitest Pharmaceuticals), and realize all anticipated benefits of our acquisitions;

•	HealthTronics’ ability to establish or maintain relationships with physicians and hospitals; and

•	HealthTronics’ ability to comply with special risks and requirements related to its medical products manufacturing business.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that we provide the preceding cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

PART I

Item 1.	Business

Overview

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a United States-based, specialty healthcare solutions company focused on branded products and generics, and devices and services. We are redefining our position in the healthcare marketplace by anticipating and embracing the evolution of health decisions based on the need for high-quality and cost-effective care. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of complementary branded and generic drugs, devices, services and clinical data to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology. Most recently, we have moved in this direction through our acquisition of Qualitest, which expands and diversifies our generic drug product offerings and enhances our pain management portfolio, and through our acquisition of HealthTronics, which has expanded and diversified our reach as a provider of healthcare services and medical devices and our presence in urology.

We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 86% of our total revenues in 2010. Our non-branded generic portfolio, which accounted for 9% of total revenues in 2010, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Revenue from our devices and services portfolio accounted for the remainder of our revenues for the year ended December 31, 2010. We generated total revenues of $1.72 billion for the year ended December 31, 2010.

In November, 2010, we acquired Qualitest, a leading United States based privately-held generics company. As a combined company, we expect to deliver more comprehensive healthcare solutions across our diversified businesses in Branded Pharmaceuticals, Generics, and Devices and Services in key therapeutic areas including pain and urology. Qualitest, the sixth largest U.S. generics company, as measured by prescriptions filled in the year ended December 31, 2010, is focused on cost-competitive, high-quality manufactured products with cost advantages or with high barriers to entry. We believe Qualitest brings critical mass to our current generics business, further diversifies our business lines and product offerings and enhances our portfolio of pain management products.

In September 2010, we acquired our partner on Opana® ER, Penwest, a drug delivery company focused on applying its drug delivery technologies and drug formulation expertise to the formulation of its collaborators’ product candidates under licensing collaborations. In July 2010, we acquired HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community.

Financial information presented herein reflects the operating results of HealthTronics from July 2, 2010, Penwest from September 20, 2010, and Qualitest from November 30, 2010.

In February 2009, we completed our acquisition of Indevus Pharmaceuticals, Inc. (now, Endo Pharmaceuticals Solutions Inc., which we refer to herein as Indevus), a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology, endocrinology and oncology. Financial information presented herein reflects the operating results of Indevus from February 23, 2009.

We have established research and development expertise in analgesics and have expanded our research and development capabilities in other therapeutic areas such as endocrinology, oncology, and urology. As such, we believe we are well positioned to pursue research and development opportunities across these therapeutic areas.

Certain of our functions are outsourced, including some of our manufacturing and distribution. Currently, our primary suppliers of contract manufacturing services are Novartis Consumer Health, Inc. and Teikoku Seiyaku Co., Ltd.

We have dedicated sales forces in the United States, consisting of 493 Endo pharmaceutical sales representatives and 228 contracted sales representatives focusing primarily on pain products, 81 Endo sales representatives focusing primarily on bladder and prostate cancer products, 34 Endo medical center representatives focusing on the treatment of central precocious puberty and 51 Endo account executives focusing on managed markets customers. We market our branded pharmaceuticals to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

On a continuous basis, we evaluate and, where appropriate, pursue acquisition opportunities. In particular, we look to continue to enhance our product line by acquiring or licensing rights to additional products and compounds and therefore regularly evaluate selective acquisition and license opportunities. Such acquisitions or licenses may be effected through the purchase of assets, joint ventures and licenses or by acquiring other companies.

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

Our Strategy

Our core strategy is to continue to build a healthcare company better able to respond to the changing economics that drive the U.S. healthcare environment and to improve outcomes for patients, providers and payers. The execution of our strategy will enable us to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of complementary branded and generic drugs, devices, services and clinical data to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology.

Over the past two years, we have evolved from a product-driven pharmaceutical company to a healthcare solutions provider with an integrated business model that includes both branded and generic prescription drugs, as well as medical devices and healthcare services. Our diversified business across therapeutic areas with a core focus in pain management and urology enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. For example, our recent acquisitions have had or are expected to have the following results:

•	In February 2009, we acquired Indevus, which helped us expand beyond our legacy pain management business and secured a position in urology;

•	In July 2010, we acquired HealthTronics, which gave us an established presence in the devices and healthcare services space and added critical mass in urology;

•

In September 2010, we acquired Penwest, which strengthened our pain management franchise by enhancing flexibility around our product Opana® ER, including a tamper resistant formulation of Opana® ER, which is currently under Food and Drug Administration (FDA) review; and

•

In November 2010, we acquired Qualitest, which enhanced our solutions platform with the addition of a comprehensive generics business, adding critical mass to our existing generics business while also strengthening our pain management franchise offerings. The combined generics business has 46 abbreviated new drug applications (ANDAs) under active FDA review in multiple therapeutic areas, including pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology and hypertension. We anticipate that 24 ANDAs will be filed in 2011 and 2012.

We believe that recent healthcare reform in the United States places a premium on providing cost-effective healthcare solutions like those we offer, including those that we expect the combination of the Qualitest and

Endo generics businesses will provide. Applying the Qualitest and Endo technology platforms to Endo’s already substantial business holds the potential for significant advantages in the new healthcare environment that will enhance our product offerings and accelerate growth.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.

Our Competitive Strengths

We believe that, to execute our strategy successfully, we must continue to capitalize on our following core strengths:

Proactive anticipation of the evolution of healthcare delivery in the U.S. by diversifying our business away from that of a product-driven pharmaceutical company to that of a healthcare solutions provider. In light of the evolving healthcare industry, we have thoughtfully and deliberately executed a number of corporate acquisitions in 2010 in order to diversify our business and become a healthcare solutions provider with an integrated business model that includes both branded and generic prescription drugs, as well as medical devices and healthcare services. This diversification will enable us to provide customers with quality outcomes and economic value and offer unique solutions along targeted disease pathways of care. As a result of recent strategic actions combined with strategic investments in our core business, we have redefined our position in the healthcare marketplace and successfully reduced the revenue concentration of Lidoderm®. Lidoderm® contributed approximately 46% of our business’ revenue in 2010, compared to 52% and 61% of our business’ revenue in 2009 and 2008, respectively. Our acquisitions of Qualitest and HealthTronics have also contributed to our diversification. Through HealthTronics, we provide healthcare services and manufacture medical devices for the urology community. See “Providing healthcare services and the manufacture of medical devices” in this section.

Established portfolio of branded products. On the branded pharmaceuticals side of our business, we have assembled a portfolio of branded prescription products to treat and manage pain. In addition, as a result of our acquisition of Indevus, we have added several branded products to treat conditions in urology and endocrinology. Our branded products include: Lidoderm®, Opana® ER and Opana®, Percocet®, Percodan®, Frova®, Voltaren® Gel, Supprelin® LA, Vantas®, Valstar®, and FortestaTM Gel. For a more detailed description of each of our products, see “Product Overview.”

Focused pipeline. As a result of our focused research and development efforts, we believe we have a promising development pipeline and are well-positioned to capitalize on our core development products. Currently, our core development pipeline consists of two NDAs filed with the FDA, two products in Phase III trials and two products in Phase II trials. We have also initiated development efforts for medical devices and have multiple programs at concept and developments stages across urology, uro-oncology, endocrinology and urogynocology. For a more detailed description of our development pipeline, see “Products in Development.”

Research and development expertise. Our research and development effort is focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our presence in the pain management area as well as in the areas of oncology, urology and endocrinology. We will continue to capitalize on our core expertise with analgesics and expand our abilities to both capture earlier-stage opportunities and pursue other therapeutic areas. Additionally, subsequent to our acquisition of Qualitest, we have increased our efforts to seek out and develop generic products with complex formulations and high barriers to entry. We continue to invest in research and development because we believe it is critical to our long-term competitiveness. At December 31, 2010, our research and development and regulatory affairs staff consisted of 243 employees, based primarily in Westbury, New York, Huntsville, Alabama, and at our corporate headquarters in Chadds Ford, Pennsylvania. Our research and development expenses, including upfront and milestone payments were $144.5 million in 2010, $185.3 million in 2009, and $110.2 million in 2008.

We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with drug discovery and development expertise, medical device design and development expertise, and broad experience in working with the FDA. To supplement our internal efforts, we engage the services of various independent research organizations, physicians and hospitals to conduct and coordinate our pre-clinical and clinical studies to establish the safety and effectiveness of new products.

Targeted national sales and marketing infrastructure. We market our branded products directly to physicians through a sales force, consisting of 493 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 81 Endo sales representatives focusing primarily on bladder and prostate cancer products, 34 Endo medical center representatives focusing on the treatment of central precocious puberty and 51 Endo account executives focusing on managed markets customers. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, clinics, government agencies, doctors and retail and specialty pharmacies. Our marketing policy is designed to assure that products and relevant, appropriate medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate healthcare professionals throughout the United States. We work to gain access to healthcare authority, pharmacy benefit managers and managed care organizations’ formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications. Our managed markets staff as of December 31, 2010 consisted of 51 employees.

Expanding focus on generic products. Following the Qualitest acquisition, the combined generics business has 46 ANDAs under active FDA review in multiple therapeutic areas, including pain management, urology, CNS disorders, immunosuppression, oncology and hypertension. We anticipate that 24 ANDAs will be filed in 2011 and 2012 combined. We develop generic products including those that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. Likewise, Qualitest, a leading generics company in the United States, has a business model focused on being the lowest-cost producer of products, in categories with high barriers to entry and a lower level of competition. Qualitest’s business is focused in categories where there are fewer challenges from low-cost operators in markets such as China and India, with approximately 32% of Qualitest’s product portfolio being comprised of controlled substances, which cannot be manufactured off-shore and imported into the United States. In addition, approximately 21% of Qualitest’s product portfolio is made up of liquids, which are uneconomical to ship into the United States. We expect that the Qualitest acquisition will provide us with an opportunity to improve our overall profitability by optimizing our combined portfolio for high volume and growth and strengthening our U.S. generics competitive position, product pipeline, portfolio and capabilities.

Providing healthcare services and the manufacture of medical devices. Through our HealthTronics subsidiary, we provide healthcare services and manufacture medical devices, primarily for the urology community. Specifically, the HealthTronics business and applicable services include lithotripsy services, a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones, prostate treatment services for benign and cancerous conditions of the prostate, laboratory services, known as anatomical pathology services, for urologists, medical products manufacturing, sales, and maintenance, and image guided radiation therapy (IGRT) technical services for cancer treatment centers such as providing technical (non-physician) personnel to operate equipment, leasing equipment, or helping physicians establish or manage IGRT treatment centers.

Strong balance sheet and significant cash flow. Historically, we have generated significant cash flow from operating activities due to a unique combination of strong brand equity, attractive margins and low capital expenditures. For the year ended December 31, 2010, we generated $454 million of cash from operations. We expect that sales of our currently marketed products and HealthTronics’ devices and services, together with our stronger U.S. generics competitive position, product pipeline portfolio and capabilities that we obtained from our acquisition of Qualitest, will allow us to continue to generate significant cash flow from operations in the future. We maintain a strong balance sheet with modest leverage levels and ample liquidity, which gives us flexibility to make strategic investments in our business. As of December 31, 2010, we had $490 million of cash and marketable securities and up to $500 million of availability under the Revolving Credit Facility, not including an expansion option of up to $200 million thereunder.

Experienced and dedicated management team. Our senior management team has a proven track record of building businesses through internal growth as well as through licensing and acquisitions, and their expertise has contributed to our success in identifying, consummating and integrating such acquisitions. Members of our management team have consummated four acquisitions since 2009 (Indevus, HealthTronics, Penwest, and Qualitest), have received FDA approval on more than nineteen new products and product line extensions since 1997, and, as a result of several successful product launches, have grown our total revenues from $108 million in 1998 to over $1.7 billion in 2010.

Our Industry

Pain Management Market

According to IMS Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $22.2 billion in 2010. This represents an approximate 7% compounded annual growth rate since 2006. Our primary area of focus within this market is analgesics and, specifically, opioid analgesics. In 2010, analgesics were the third most prescribed medication in the United States with nearly 311 million prescriptions written for this classification.

Opioid analgesics is a segment that comprised approximately 80% of the analgesic prescriptions for 2010 and represented almost 58% of the overall U.S. pain management market. Total U.S. sales for the opioid analgesic segment were $8.5 billion in 2010, representing a compounded annual growth rate of 10% since 2006. With the launch of Voltaren® Gel in 2008, Endo gained presence in the osteoarthritis market competing in the analgesic non-narcotic and anti-arthritic classes which together had over 179 million prescriptions written in 2010, representing 42% of the U.S. pain management market. The U.S. sales for the analgesic non-narcotic and anti-arthritic markets were $13.7 billion with a compound annual growth rate of 5% since 2006.

Opioid analgesic products are used primarily for the treatment of pain associated with orthopedic fractures and sprains, post herpetic-neuralgia, back injuries, migraines, joint diseases, cancer and various surgical procedures.

The growth in this segment has been primarily attributable to:

•	increasing physician recognition of the need and patient demand for effective treatment of pain;

•	aging population (according to the U.S. Census Bureau, from 2000 to 2010 the population aged 65 and older was projected to reach 40 million people, representing 15% growth over this period.);

•	introduction of new and reformulated branded products; and

•	increasing incidence of chronic pain conditions, such as cancer, arthritis and low back pain.

Urology, Endocrinology and Oncology Markets

Through our acquisition of Indevus as well as other business development activities in 2009, Endo entered the urology, endocrinology and oncology markets, specifically the prostate cancer therapeutic area with Vantas®, the bladder oncology space with Valstar® and UrocidinTM, and the central precocious puberty therapeutic area with Supprelin® LA. With our early 2011 launch of FortestaTM Gel, which was approved by the FDA in December 2010 for the treatment of hypogonadism, we entered the testosterone replacement therapy (TRT) market. We anticipate increasing our presence in this market through our development product AveedTM. As a result of our acquisition of HealthTronics, we now offer a full suite of urology products and services with the addition of lithotripsy, benign prostate hyperplasia and prostate cancer therapies, as well as anatomical pathology services for the detection and diagnosis of cancer and other conditions.

Central Precocious Puberty (CPP)

In a recent study, the incidence of CPP reported from national registries in the European Union subdivided by gender and age at diagnosis was approximately 1 per 10,000 in girls who were younger than 4 years, thereafter gradually rising to 8 per 10,000 for girls aged 5 to 9 years. The incidence in boys younger than 8 years was approximately 1 per 10,000. Recent market research indicates that girls in the United States are physically maturing at an earlier age than they did 30 years ago, and the number of girls diagnosed with precocious puberty is on the rise. In the United States, 7,000 patients are estimated to have CPP with approximately 2,000 diagnosed annually. CPP is treated by pediatric endocrinologists in the United States where there are approximately 600 practicing pediatric endocrinologists. In 2010, the market for drugs to treat CPP, reported by IMS Health NSP, was approximately $125 million in the United States.

Prostate cancer

Prostate cancer is the most common cancer for men and the second leading cause of cancer deaths in men. According to the American Cancer Society, every year approximately 200,000 men in the United States are diagnosed with prostate cancer and 30,000 die from this disease.

Bladder cancer overview

There are more than 500,000 people in the United States alive with a history of bladder cancer, which is the fourth most common cancer among men and the eleventh most common among women in the United States. The American Cancer Society estimated approximately 70,530 new cases of bladder cancer and 14,680 deaths from this disease in the United States in 2010. The 2011 estimate is expected to be similar. Rates of bladder cancer are expected to increase due to the aging population; nearly 90% of cases of bladder cancer are diagnosed in people age 55 or older. The number of patients in the total non-invasive bladder cancer population will thus increase due to the rising incidence as well as high recurrence rates, leading to a substantial prevalent population.

BCG-refractory CIS bladder cancer

CIS of the urinary bladder is a rare form of bladder cancer, affecting about seven of every 100 patients diagnosed with bladder cancer. Standard treatment of CIS of the urinary bladder is transurethral resection of the bladder tumor, followed by one or two courses of immunotherapy with the vaccine BCG. About 50 percent of patients will become refractory to BCG therapy. Valstar® intravesical therapy is the only FDA-approved treatment of carcinoma in situ of the urinary bladder in patients who are refractory to BCG immunotherapy when cystectomy – or bladder removal – is not an option.

Testosterone replacement overview

In the United States alone, it is estimated that 13.8 million men have low testosterone levels; however, only about 9% are currently being treated. Hypogonadism, or low testosterone, is under diagnosed and under treated. Factors contributing to this include a lack of screening for low testosterone and the perceived risk of prostate cancer associated with current treatment strategies. In the United States, TRT sales have dramatically increased, from approximately $484 million in 2005 to over $1.3 billion in 2010, representing a compounded annual growth rate of 18% since 2005.

Products and Services Overview

The following table summarizes select products in our branded and generic portfolios as well as select products in development:

Branded Pharmaceuticals	Active Ingredient(s)	Status
Lidoderm®	lidocaine 5%	Marketed
Opana® ER	oxymorphone hydrochloride	Marketed
Opana®	oxymorphone hydrochloride	Marketed
Percocet®	oxycodone hydrochloride and acetaminophen	Marketed
Voltaren® Gel(1)	diclofenac sodium topical gel 1%	Marketed
Frova®(2)	frovatriptan succinate	Marketed
Supprelin® LA	histrelin acetate	Marketed
Vantas®	histrelin acetate	Marketed
Sanctura XR®(3)	trospium chloride	Marketed
Sanctura®(4)	trospium chloride	Marketed
Valstar®	valrubicin	Marketed
Percodan®	oxycodone hydrochloride and aspirin	Marketed
FortestaTM Gel(5)	2% testosterone	Marketed

Generics	Active Ingredient(s)	Status
Endocet®	oxycodone hydrochloride and acetaminophen	Marketed
Morphine Sulfate ER	morphine sulfate	Marketed
Hydrocodone and acetaminophen	hydrocodone and acetaminophen	Marketed
Oxycodone and acetaminophen	oxycodone and acetaminophen	Marketed
Carisoprodol	carisoprodol	Marketed
Hydrocortisone	hydrocortisone	Marketed
Promethazine	promethazine	Marketed
Multi Vitamins	multi vitamins	Marketed
Acetaminophen and codeine	acetaminophen and codeine	Marketed
Spironolactone	spironolactone	Marketed
Butalbital, acetaminophen, and caffeine	butalbital, acetaminophen, and caffeine	Marketed
Methocarbamol	methocarbamol	Marketed
Allopurinol	allopurinol	Marketed
Lactulose	lactulose	Marketed
Hydrochlorothiazide	hydrochlorothiazide	Marketed
Prednisone	prednisone	Marketed
Nystatin	nystatin	Marketed

Products in Development	Active Ingredient(s)	Status
Oxymorphone(6)	oxymorphone hydrochloride	NDA Filed
AveedTM(7)	testosterone undecanoate	NDA Filed
Octreotide implant – acromegaly*	octreotide acetate	Phase III
UrocidinTM(8)	mycobacterial cell wall-DNA complex	Phase III
Axomadol(6)	axomadol phosphate	Phase II
Pagoclone(9)	pagoclone	Phase II

*	Granted orphan drug designation.
(1)	Licensed marketing rights from Novartis Consumer Health, Inc.
(2)	Licensed marketing rights from Vernalis Development Limited.
(3)	Licensed marketing and development rights from Supernus Pharmaceuticals Inc.
(4)	Licensed marketing and development rights from Madaus GmbH.

(5)	Licensed marketing and development rights from Strakan International Limited.
(6)	Licensed marketing and development rights from Grünenthal GMBH.
(7)	Licensed marketing and development rights from BayerSchering Pharma AG.
(8)	Licensed marketing and development rights from Bioniche Life Sciences.
(9)	Licensed marketing and development rights from Aventis Pharma S.A.

Branded Pharmaceuticals

Lidoderm®. Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, Lidoderm® was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Lidoderm® is also currently protected by Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch. The last of these patents is set to expire in 2015. In 2010, 2009, and 2008, Lidoderm® net sales were $782.6 million, $763.7 million, and $765.1 million, respectively. Lidoderm® accounted for approximately 46% of our 2010 total revenues.

Opana® and Opana® ER. Opana® ER and Opana® were launched during the second half of 2006 and have shown steady prescription growth trends since their launch. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. Opana® ER represents the first drug in which oxymorphone is available in an oral, extended-release formulation and is available in 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg tablets. Opana® (the immediate-release version) is indicated for the relief of moderate-to-severe acute pain where the use of an opioid is appropriate and is available in 5mg and 10mg tablets. Opana® ER and Opana® net sales were $299.1 million, $230.6 million, and $180.4 million in 2010, 2009, and 2008, respectively. Opana® ER and Opana® accounted for approximately 17% of our 2010 total revenues.

Percocet®. Launched in 1976, Percocet® is approved for the treatment of moderate-to-moderately severe pain. The Percocet® family of products had net sales of $121.3 million, $127.1 million, and $130.0 million in the years 2010, 2009, and 2008, respectively. The Percocet® franchise accounted for approximately 7% of our 2010 total revenues.

Voltaren® Gel. We launched Voltaren® Gel in March 2008 upon closing of the license and supply agreement with Novartis AG and Novartis Consumer Health, Inc. Voltaren® Gel (diclofenac sodium topical gel) 1% received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the United States for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the United States as a prescription medicine until October 2010. It is the first prescription topical osteoarthritis treatment to have proven its effectiveness in both the knees and joints of the hands through clinical trials. Voltaren® Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is 94% less than the comparable oral diclofenac treatment. In 2010, 2009, and 2008, net sales of Voltaren® Gel were $104.9 million, $78.9 million, and $23.8 million, respectively.

Frova®. We began shipping Frova® upon closing of the license agreement with Vernalis in mid-August 2004, and we initiated our promotional efforts in September 2004. Frova® is indicated for the acute treatment of migraine headaches in adults. We believe that Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a very low reported migraine recurrence rate in its clinical program. In 2010, 2009, and 2008, Frova® net sales were $59.3 million, $57.9 million, and $58.0 million, respectively.

Supprelin® LA. Supprelin® LA was launched in the United States in June 2007. Supprelin® LA is a soft, flexible 12-month hydrogel implant based on our patented Hydron Polymer Technology that delivers histrelin acetate, a gonadotropin releasing hormone (GnRH) agonist and is indicated for the treatment of central precocious puberty (CPP) in children. CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and, if left untreated, can result in diminished adult height attainment. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. We market Supprelin® LA in the United States through a specialty sales force primarily to pediatric endocrinologists. Net sales of Supprelin® LA were $46.9 million in 2010 and $27.8 million in 2009.

Vantas®. Vantas® was launched in the United States in November 2004. Vantas® is a soft, flexible 12-month hydrogel implant based on our patented Hydron® Polymer Technology that delivers histrelin acetate, a GnRH agonist and is indicated for the palliative treatment of advanced prostate cancer. We are party to a License, Supply and Distribution Agreement with Orion Corporation (Orion) granting them the rights to market Vantas® throughout Europe as well as certain other countries. Vantas® is also approved in Thailand, Singapore, Malaysia, and Argentina. Net sales of Vantas® were $17.0 million in 2010 and $20.0 million in 2009, primarily in the United States.

Valstar®. Valstar® is a sterile solution for intravesical instillation of valrubicin, a chemotherapeutic anthracycline derivative, and is the only product currently approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder. Valstar®, originally approved by the FDA in 1998, was withdrawn from the market in 2002 due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. In April 2007, the Company submitted a supplemental new drug application (sNDA) to the FDA seeking approval to reintroduce Valstar® and in February 2009, the FDA approved this sNDA. In September 2009, we launched Valstar® for the treatment of patients with BCG-refractory CIS of the bladder. We continue to work closely with the manufacturer to build quantities of the product to support the increasing demand for Valstar®. Net sales of Valstar® were $14.1 million in 2010 and $3.4 million in 2009.

Hydron® Implant. The Hydron® Implant is a subcutaneous, retrievable, non-biodegradable, hydrogel reservoir drug delivery device designed to provide sustained release of a broad spectrum of drugs continuously, at constant, predetermined rates. This technology serves as the basis for two of our currently marketed products: Vantas® and Supprelin® LA.

The Hydron® Implant is the only soft, flexible, reservoir-based drug delivery system available for parenteral administration. Our implant is designed for easy, in-office physician insertion under local anesthesia. The hydrogel polymer compositions possess flexible, tissue-like characteristics providing excellent biocompatibility and patient comfort. The Hydron® Implant delivers drugs at zero-order kinetics and the duration of delivery can be predetermined over a range of times. While we will continue using this technology, we have decided to stop using the “Hydron®” name and plan to use “MedLaunchTM” to describe this technology.

Sanctura®. Sanctura®, a muscarinic receptor antagonist for the treatment of OAB, was launched in August 2004. Sanctura® is indicated for the treatment of OAB with symptoms of urinary incontinence, urgency and urinary frequency. Sanctura® belongs to the anticholinergic class of compounds and binds specifically to muscarinic receptors. These compounds relax smooth muscles, such as the detrusor muscle in the bladder, thus decreasing bladder contractions. Overactive or unstable detrusor muscle function is believed to be one of the principal causes of OAB symptoms. Current treatments in the United States for OAB include compounds in the same therapeutic class as Sanctura®. In November 1999, we licensed the exclusive rights to develop and market Sanctura® in the United States from Madaus GmbH (Madaus). In September 2007, we sublicensed these rights to Allergan, Inc (Allergan). We receive royalties from Allergan on net sales of Sanctura® in the United States. We had co-promoted Sanctura® in the United States with our marketing partner, Allergan, however, our right to co-promote expired in September 2009.

Sanctura XR®. Sanctura XR® is a once-daily formulation of Sanctura®, our currently marketed product for the treatment of OAB. Sanctura XR® belongs to a class of anticholinergic compounds known as muscarinic receptor antagonists. Current treatments in the United States for OAB include compounds in the same therapeutic class as Sanctura XR®. Sanctura XR® is a quaternary ammonium compound, which we believe provides significant differentiation to the tertiary ammonium compounds currently being marketed for the treatment of OAB. Quaternary ammonium compounds are highly charged and hydrophilic with a limited ability to cross lipid membranes. The formulation of Sanctura XR® was developed under a development and license agreement with Supernus Pharmaceuticals, Inc. (Supernus), formerly Shire Laboratories, Inc. and we received exclusive, worldwide rights. In November 2006, we licensed to Madaus the exclusive rights to sell Sanctura XR® in all countries outside of the United States, except for Canada, Japan, Korea and China. We receive royalties from Madaus on the net sales of Sanctura XR® in these countries. In September 2007, we sublicensed to Allergan the United States rights to Sanctura XR®. We receive royalties from Allergan on the net sales of Sanctura XR® in the United States. In May 2008, we sublicensed to Allergan the rights to the Sanctura® franchise in Canada and Allergan could be required to pay future commercialization milestone payments to us. We had co-promoted Sanctura XR® in the United States with our marketing partner, Allergan, however, our right to co-promote expired in September 2009.

FortestaTM Gel. FortestaTM Gel is a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustments to increase the ability to individualize patient treatment. In August 2009, we entered into a License and Supply Agreement (the ProStrakan Agreement) with Strakan International Limited, a subsidiary of ProStrakan Group plc (ProStrakan), for the exclusive right to commercialize FortestaTM Gel in the United States. On July 1, 2010, we submitted a complete response to the FDA following our receipt of a complete response letter in October 2009 from the FDA regarding the NDA for FortestaTM Gel. FortestaTM Gel was approved by the FDA in December of 2010 as a treatment for men suffering from low testosterone (Low T), also known as hypogonadism, and was launched in the first quarter of 2011.

Other. The balance of our other branded portfolio consists of a number of products, none of which accounted for more than 1% of our total net sales in the 2010 fiscal year.

Generics

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

One of our generic products is an oxycodone hydrochloride and acetaminophen product, Endocet®, which accounted for approximately 5% of our total revenues in 2010. Another of our generic products is morphine sulfate extended-release tablets, which accounted for 1% of our total revenues in 2010. Prior to our acquisition of Qualitest in November 2010, the balance of our generic portfolio consisted of a few other products, none of which accounted for more than 1% of our total revenues in 2010. The Qualitest acquisition resulted in an additional $30.3 million in total revenues for our generics business during 2010, which was included in our consolidated results from November 30, 2010.

With the acquisition of Qualitest, we are expanding and diversifying our generic product pipeline. We principally pursue the development and marketing of generic pharmaceuticals that either have one or more barriers to entry or can leverage our low-cost manufacturing network in the United States and abroad. The characteristics of the products that we may target for generic development or sourcing may include:

•	complex formulation or development characteristics;

•	regulatory or legal challenges;

•	difficulty in raw material sourcing; or

•	products sourced primarily in the United States where our lower cost United States manufacturing gives us an advantage.

We believe products with these characteristics will face a lesser degree of competition, therefore providing longer product life cycles and/or higher profitability than other commodity generic products. As of December 31, 2010, the combined generics business has 46 abbreviated new drug applications (ANDAs) under active FDA review in multiple therapeutic areas, including pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology and hypertension. We anticipate that 24 ANDAs will be filed in 2011 and 2012 combined.

Products in Development

Our pipeline portfolio contains products and product candidates that have differentiating features for multiple therapeutic areas, including pain, oncology, urology and endocrinology. The Company’s most promising pipeline products, including those obtained through our acquisition of Indevus are as follows:

AveedTM. AveedTM is a novel, long-acting injectable testosterone preparation for the treatment of male hypogonadism. If approved, AveedTM would be the first long-acting injectable testosterone preparation available in the United States in the growing market for testosterone replacement therapies. The U.S. rights to AveedTM were acquired from Schering AG, Germany, in July 2005. Although not yet approved in the United States, AveedTM is approved in and currently marketed in Europe and a number of other countries. In May 2010, a new patent covering AveedTM was issued by the U.S. Patent and Trademark Office. The patent’s expiration date is March 14, 2027.

Male hypogonadism is an increasingly recognized medical condition characterized by a reduced or absent secretion of testosterone from the testes. Reduced testosterone levels can lead to health problems and significantly impair quality of life. Common effects of hypogonadism include decreased sexual desire, erectile dysfunction, muscle loss and weakness, depression, and an increased risk of osteoporosis. In the United States alone, it is currently estimated that 14 million men have low testosterone levels; however, only about 9% are currently being treated.

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

On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. The letter also specified that the proposed risk evaluation mitigation strategy (REMS) is not sufficient. In 2010, the Company met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. The Company is evaluating how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

Oxymorphone. Oxymorphone is an opioid analgesic product that serves as the basis for two of our currently marketed products: Opana® ER and Opana®. In December 2007, we entered into a license, development and supply agreement with Grünenthal GMBH for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone, which is designed to be crush resistant. Under the terms of this agreement Grünenthal is responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo is responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the agreement, Endo has paid and could become obligated to pay additional amounts upon the achievement of predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement.

In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In September 2010, we received notification from the FDA that this NDA has been granted priority review status. In January 2011, we received a complete response letter from the FDA. The letter did not require that additional clinical studies be conducted for approval of the NDA. We have begun to address the issue described in the complete response letter and will work closely with the FDA to finalize our response. We are confident that we can address the issue set forth, currently anticipate responding to the FDA by mid 2011 and would expect a six month review cycle once our response is filed.

Octreotide implant. The octreotide implant utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH), for the treatment of acromegaly.

Acromegaly is a chronic hormonal disorder that occurs when a tumor of the pituitary gland causes the excess production of GH. It usually affects middle-aged adults and, if untreated, causes enlargement of certain bones, cartilage, muscles, organs and other tissue, leading to serious illness and potential premature death. There are approximately 1,000 new acromegalic patients diagnosed per year and 18,000 total patients in the United States.

In November 2007, positive results from the Phase II trial in patients with acromegaly showed that the octreotide implant effectively suppressed levels of GH and IGF-1 (insulin-like growth factor-1, the mediator of growth hormone’s effects) at rates similar to those seen with current FDA approved injectable formulations of octreotide. In addition, the drug was well tolerated. In September 2008, a Phase III clinical trial was initiated. The trial is designed to test the efficacy, safety and tolerability of the octreotide implant in patients with acromegaly.

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

In February 2011, the FDA requested that additional pre-clinical studies, including a carcinogenicity study, be completed prior to the submission of the NDA for the octreotide implant for the treatment of acromegaly. Although this development causes a delay of up to four years in the timing associated with regulatory approval, the Company intends to continue the development of this product and is encouraged by recent preliminary results from its Phase III study.

In addition, the Company recently assessed all of its in-process research and development assets and concluded, separately, to discontinue development of its octreotide implant for the treatment of carcinoid syndrome due to recent market research that indicates certain commercial challenges, including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies.

UrocidinTM. UrocidinTM is a patented formulation of Mycobacterial Cell Wall-DNA Complex (MCC) developed by Bioniche Life Sciences Inc. (Bioniche) for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing.

In July 2009, the Company entered into a License, Development and Supply Agreement with Bioniche, whereby the Company licensed from Bioniche the exclusive rights to develop and market UrocidinTM in the United States with an option for global rights. We exercised our option for global rights in the first quarter of 2010.

Axomadol. Axomadol is a patented new chemical entity discovered by Grünenthal GMBH and currently in Phase II development for the treatment of moderate to moderately severe chronic pain. In February 2009, we entered into a Development, License and Supply Agreement with Grünenthal, granting us the exclusive right in North America to develop and market axomadol.

Pagoclone. Pagoclone is a novel, non-benzodiazepine, GSBA-A receptor modulator and is under development as a treatment for stuttering. Stuttering is a disease of uncertain etiology that affects approximately three million adults and children in the United States. The treatment for stuttering consists mainly of behavioral modification and speech therapy as there are currently no drugs approved in the U.S. for the treatment of stuttering.

Anti-androgen program. In January 2011, the Company entered into a Discovery, Development and Commercialization Agreement (the 2011 Orion Agreement) with Orion Corporation (Orion) to exclusively co-develop products for the treatment of certain cancers and solid tumors, focused primarily on castration-resistant prostate cancer.

Other. We also have other products, including certain undisclosed products in our therapeutic areas of interest in early stages of development.

We cannot predict when or if any of these products will be approved by the FDA.

Devices and Services

Through our HealthTronics subsidiary, we provide healthcare services and manufacture medical devices, primarily for the urology community, including:

Lithotripsy services. Through HealthTronics, we provide lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripters. In 2010, physician partners used our lithotripters to perform approximately 50,000 procedures in the United States. We do not render any medical services; rather, the physicians do.

Our HealthTronics subsidiary provides our lithotripsy services through two types of contracts, retail and wholesale. Retail contracts are contracts where we contract with the hospital and private insurance payers. Wholesale contracts are contracts where we contract only with the hospital. The two approaches functionally differ in that, under a retail contract, we generally bill for the entire non-physician fee for all patients other than governmental pay patients, for which the hospital bills the non-physician fee. Under a wholesale contract, the hospital generally bills for the entire non-physician fee for all patients. In both cases, the billing party contractually bears the costs associated with the billing service, including pre-certification, as well as non-collection. The non-billing party is generally entitled to its fees regardless of whether the billing party actually collects the non-physician fee. Accordingly, under the wholesale contracts where we are the non-billing party, the hospital generally receives a greater proportion of the total non-physician fee to compensate for its billing costs and collection risk. Conversely, under the retail contracts where we generally provide the billing services and bear the collection risk, we receive a greater portion of the total non-physician fee. As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting with payers, hospitals and surgery centers.

Prostate treatment services. Through HealthTronics, we also provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate, (2) trans-urethral needle ablation, and (3) trans-urethral microwave therapy in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, HealthTronics acquired Advanced Medical Partners, Inc., which significantly expanded our cryosurgery partnership base. In July 2009, HealthTronics acquired Endocare Inc., which manufactures both the medical devices and the related consumables used by our cryosurgery operations and also provides cryosurgery treatments. Our prostate treatment services are provided principally by us using equipment that we lease from limited partnerships and other entities that we manage. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services, under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting.

Radiation therapy services. Through HealthTronics, we also provide IGRT technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center or managing an IGRT treatment center. Since July 2, 2010 (the HealthTronics Acquisition Date), this business has contributed approximately $2.6 million to our total revenues for the year ended December 31, 2010.

Anatomical pathology services. Through HealthTronics, we also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, HealthTronics Laboratory Solutions, Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, HealthTronics acquired Uropath LLC, now referred to as HealthTronics Laboratory Solutions, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through HealthTronics Laboratory Solutions, we continue to provide administrative services to in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our HealthTronics Laboratory Solutions laboratory sites.

Medical products manufacturing, sales and maintenance. HealthTronics, through its Endocare acquisition, manufactures and sells medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture these devices for the treatment of prostate and renal cancers, and we believe that our proprietary technologies may have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases). We also manufacture the related spare parts and consumables for these devices. We also sell and maintain lithotripters and related spare parts and consumables.

Competition

Branded Pharmaceuticals. The pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the United States. Our competitors vary depending upon therapeutic and product categories. Competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Cephalon, Inc., Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc. and Watson Pharmaceuticals Inc., vary depending on product category, dosage strength and drug-delivery systems.

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

The Company is aware of certain competitive activities involving Lidoderm®, Opana® ER, and Sanctura XR®. For a full description of these competitive activities, including the litigation related to Paragraph IV filings, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Generics. In the generic pharmaceutical market, we face intense competition from other generic drug manufacturers, brand name pharmaceutical companies through authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. With the acquisition of Qualitest, we believe that our competitive advantages include our ability to continually introduce new generic equivalents for brand-name drug products, our quality and cost-effective production, our customer service and the breadth of our generic product line.

As a result of consolidation among wholesale distributors as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. This has resulted in customers gaining more purchasing power. Consequently, there is heightened competition among generic drug producers for the business of this smaller and more selective customer base.

Newly introduced generic products with limited or no other generic competition are typically sold at higher selling prices. As competition from other generic products increases, selling prices for all participants typically decline. Consequently, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and launch new generic products in a timely and cost efficient manner and to maintain efficient, high quality manufacturing relationships. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.

Devices and Services. The lithotripsy services market is highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer lithotripsy machines and services, including smaller regional and local lithotripsy service providers. Additionally, while we believe that lithotripsy has emerged as the superior treatment for kidney stone disease, we also compete with hospitals, clinics and individual medical practitioners that offer alternative treatments for kidney stones.

The prostate treatment services market is also highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer prostate treatment equipment and services, including smaller regional and local service providers.

In our device manufacturing operations, we compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH, Direx and Galil Medical, Ltd.

Competition in our lab business is also intense. We compete with national, regional and local anatomical pathology labs. Certain of our lab competitors have significantly greater resources than us and some have nationally-recognized reputations. In addition, regional and local labs may have regionally-recognized reputations, pre-established long-term relationships with physicians and practice groups whereby the physicians and practice groups are comfortable with the level of expertise of the labs and therefore place a high value on the relationships.

Seasonality

Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.

Major Customers

We primarily sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the years ended December 31 are as follows:

	2010	2009	2008
Cardinal Health, Inc.	33%	35%	36%
McKesson Corporation	28%	29%	31%
AmerisourceBergen Corporation	15%	16%	15%

Revenues from these customers are included within our Branded Pharmaceuticals and Generics segments.

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

Patents, Trademarks, Licenses and Proprietary Property

As of February 18, 2011, we held approximately: 155 U.S. issued patents, 70 U.S. patent applications pending, 483 foreign issued patents, and 223 foreign patent applications pending. In addition, as of February 18, 2011, we have licenses for approximately 69 U.S. issued patents, 12 U.S. patent applications pending, 165 foreign issued patents and 124 foreign patent applications pending. The following table sets forth information as of February 18, 2011 regarding each of our currently held material patents:

Patent No.	Patent Expiration*	Relevant Product	Ownership	Jurisdiction Where Granted
5,464,864	November 7, 2015	Frova®	Exclusive License	USA
5,616,603	April 1, 2014	Frova®	Exclusive License	USA
5,637,611	June 10, 2014	Frova®	Exclusive License	USA
5,827,871	October 27, 2015	Frova®	Exclusive License	USA
5,962,501	December 16, 2013	Frova®	Exclusive License	USA
5,411,738	May 2, 2012	Lidoderm®	Exclusive License	USA
5,601,838	May 2, 2012	Lidoderm®	Exclusive License	USA
5,827,529	October 27, 2015	Lidoderm®	Exclusive License	USA
5,741,510	March 30, 2014	Lidoderm®	Exclusive License	USA
7,410,978	February 1, 2025	Sanctura XR®	Exclusive License	USA
7,759,359	November 4, 2024	Sanctura XR®	Exclusive License	USA
7,763,635	November 4, 2024	Sanctura XR®	Exclusive License	USA
7,781,448	November 4, 2024	Sanctura XR®	Exclusive License	USA
7,781,449	November 4, 2024	Sanctura XR®	Exclusive License	USA
5,292,515	March 8, 2011	Supprelin® LA and Vantas®	Owned	USA
5,662,933	September 9, 2013	Opana® ER	Owned	USA
5,958,456	September 9, 2013	Opana® ER	Owned	USA
7,276,250	February 4, 2023	Opana® ER	Owned	USA
2131647	September 8, 2014	Opana® ER	Owned	Canada
2208230	November 4, 2016	Opana® ER	Owned	Canada
2251816	April 18, 2017	Opana® ER	Owned	Canada

Our exclusive license agreements extend to or beyond the patent expiration dates.

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

We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products and certain generic products, such as Endocet® and Endodan®, are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See Note 7 in Part IV Item 15 of this Annual Report on Form 10-K. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

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

Governmental Regulation

The development, testing, manufacture, holding, packaging, labeling, distribution, marketing, and sales of our products and our ongoing product development activities are subject to extensive and rigorous government regulation. The Federal Food, Drug and Cosmetic Act (FFDCA), the Controlled Substances Act and other federal and state statutes and regulations govern or influence the testing, manufacture, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs and ANDAs, civil penalties and criminal prosecution.

FDA approval is typically required before each dosage form or strength of any new drug can be marketed. Applications for FDA approval to market a drug must contain information relating to efficacy, safety, toxicity, pharmacokinetics, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling, and quality control. The FDA also has the authority to require post-approval testing after marketing has begun and to suspend or revoke previously granted drug approvals. Product development and approval within this regulatory framework requires many years and involves the expenditure of substantial resources.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical products are sometimes more stringent than those that were applied in the past. Some new or evolving review standards or conditions for approval were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has recently expressed an intention to develop such databases for certain of these products, including many opioids.

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

We cannot determine what effect changes in the FDA’s laws or regulations, when and if promulgated, or changes in the FDA’s legal or regulatory interpretations, may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In December 2003, Congress passed measures intended to speed the process by which generic versions of brand name drugs are introduced to the market. Among other things, these measures are intended to limit regulatory delays of generic drug applications and penalize companies that reach agreements with makers of brand name drugs to delay the introduction of generic versions. These changes could result in increased generic competition for our branded and generic products and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, on September 27, 2007, Congress enacted the Food and Drug Administration Amendments Act of 2007 (FDAAA) that re-authorized requirements for testing drug products in children, where appropriate, and included new requirements for post-approval studies or clinical trials of drugs that are known to or that signal the potential to pose serious safety risks, and authority to require REMS to ensure that the benefits of a drug outweigh the risks of the drug, all of which may increase the time and cost necessary for new drug development as well as the cost of maintaining regulatory compliance for a marketed product.

The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

NDA / BLA Process

FDA approval is typically required before any new drug can be marketed. A New Drug Application (NDA) or Biologics License Application (BLA) is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The process generally involves:

•	Completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin in the United States;

•	Approval by an independent institutional review board, or IRB, before each trial may be initiated, and continuing review during the trial;

•

Performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;

•	Submission of an NDA or BLA to the FDA;
•

Satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing facility or facilities to assess compliance with the FDA’s current Good Manufacturing Practice (cGMP) regulations, and to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Satisfactory completion of an FDA advisory committee review, if applicable; and

•	Approval by the FDA of the NDA or BLA.

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

On January 25, 2010, the FDA published a final rule to amend its regulations that govern the informed consent process for clinical trials of products regulated by the FDA. The final rule requires that all informed consent documents for applicable drug and medical device clinical trials initiated on or after March 7, 2012, inform individual clinical trial subjects that a description of the clinical trial in which they are participating will be published in the National Institutes of Health/National Library of Medicine clinicaltrials.gov website. The rule becomes effective March 7, 2011; however the FDA has stated that it will not enforce the rule’s requirements until March 7, 2012. We anticipate that we will incur increased costs associated with the transition to and compliance with these new requirements in our clinical trial programs.

Data from preclinical testing and clinical trials are submitted to the FDA in an NDA or BLA for marketing approval, and to foreign government health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take many years and require the expenditures of substantial resources. Preparing an NDA, BLA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA may deny an NDA or BLA, or foreign government health authorities may deny a marketing authorization application, if the applicable regulatory criteria are not satisfied, or such authorities may require additional testing or information.

As a condition of approval, the FDA or foreign regulatory authorities may require further studies, including Phase IV post-marketing studies to provide additional data. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. In September 2007, Congress passed legislation authorizing FDA to require companies to undertake such studies to assess the risks of drugs known or signaling potential to have serious safety issues. Other post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign government regulatory authorities require post-marketing reporting to monitor the adverse effects of drugs. Results of post-marketing programs may limit or expand the further marketing of the products.

On January 30, 2007, the FDA announced a drug safety initiative to implement a number of proposals made by the Institute of Medicine in a September 2006 report. As part of this program, the FDA has begun publishing a newsletter that contains non-confidential, non-proprietary information regarding post-marketing review of new drug products. Additionally, in 2005, the FDA created a Drug Safety Oversight Board to provide oversight and advice to the Center for Drug Evaluation and Research Director on the management of important drug safety issues and to manage the dissemination of certain safety information through FDA’s Web site to healthcare professionals and patients.

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

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum amount of acetaminophen in prescription drug products, to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Under additional authority granted to the FDA by the FDAAA, the FDA notified holders of approved NDA’s and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to reflect new safety information about acetaminophen and liver toxicity. The FDA also announced that it was asking product sponsors to limit the maximum strength of acetaminophen per unit of the combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those products that contain more than 325 mg of acetaminophen from the market. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet, Endocet and Zydone. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Finally, the FDA is developing guidance for the industry on how to test, detect and prevent safety problems during drug development, including tests that would identify preclinical biomarkers of toxicity. Because these initiatives and other similar initiatives are still being developed, it is unclear what impact, if any, they may have on our ability to obtain approval of new drugs or on our sales of existing products.

In addition to these initiatives, the Prescription Drug User Fee Act (PDUFA) was reauthorized on September 27, 2007 through passage of the FDAAA. In connection with that reauthorization legislation, Congress enacted new measures authorizing FDA to require companies to undertake post-approval testing of products to assess known or signaled potential serious safety risks and to make labeling changes to address safety risks. The legislation also re-authorized FDA to require testing of drug products in children where appropriate, and provided additional incentives to companies that agree to undertake such testing in connection with a new NDA as part of the Best Pharmaceuticals for Children Act (BPCA). The legislation also contained provisions to expedite new drug development, and collect data and results from clinical trials of drug products more readily available via a registry managed by the National Institutes of Health. These provisions, depending on how they are implemented by the FDA, could impact our ability to market existing and new products.

Section 505(b)(2) of the Federal Food Drug and Cosmetic Act provides a procedure for an applicant to seek approval of a drug product for which safety and/or efficacy has been established through preclinical and clinical data that the applicant does not have proprietary rights to use. Under that section, despite not having a right of reference, an applicant can cite to studies containing such clinical data to prove safety or efficacy, along with any additional clinical data necessary to support the application. Section 505(b)(2) NDAs are subject to patent certification and notification requirements that are similar to those that are required for ANDAs (refer to next section). Approval of Section 505(b)(2) NDAs, like ANDAs, also may be delayed by market exclusivity that covers the reference product. However, despite the similarities, Section 505(b)(2) applications are not permitted when an applicant could submit and obtain approval of an ANDA.

ANDA Process

FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and instead relies principally on bioequivalence studies. “Bioequivalence” generally involves a comparison of the rate of absorption and levels of concentration of a generic drug in the body with those of the previously approved drug. When the rate and extent of absorption of systemically acting test and reference drugs are the same, the two drugs are considered bioequivalent and regarded as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. There are other or additional measures the FDA may rely upon to determine bioequivalence in locally acting products, which could include comparative clinical efficacy trials. In May 2007, the FDA began posting to its website, bioequivalence recommendations for individual products in order to provide guidance to generic manufacturers on the specific method of demonstrating bioequivalence.

An ANDA also may be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved drug in active ingredient, route of administration, dosage form or strength. For example, the FDA has authorized the substitution of acetaminophen for aspirin in certain combination drug products and switching the drug from a capsule to tablet form. Bioequivalence data may be required, if applicable, as in the case of a tablet in place of a capsule, although the two products would not be rated as therapeutically equivalent, meaning that a pharmacist cannot automatically substitute the product for the reference-listed drug. Congress re-authorized pediatric testing legislation in September 2007 which may continue to affect pharmaceutical firms’ ability to file ANDAs via the suitability petition route. In addition, under that same legislation, ANDA applicants are required to implement a REMS in connection with obtaining approval of their products, when the reference-listed drug has an approved REMS.

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, under the Best Pharmaceuticals for Children Act, if a manufacturer receives and accepts a written request from the FDA to conduct studies on the safety and efficacy of its product in children, the exclusivity of a product is extended by six months past the patent or regulatory expiration date if the manufacturer completes and submits the results of the studies, a so-called pediatric extension.

The Generic Drug Enforcement Act of 1992, or Generic Act, allows the FDA to impose permissive or mandatory debarment and other penalties on individuals and companies that commit certain illegal acts relating to the drug approval process. In some situations, the Generic Act authorizes the FDA to not accept or review applications for a period of time from a company or an individual that has committed certain violations. It also authorizes the temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, authorizes the suspension of the distribution of approved drugs by the affected company. Lastly, the Generic Act allows for civil penalties and withdrawal of previously approved applications. We believe neither we nor any of our employees have ever been subject to debarment.

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

One of the key motivators for challenging patents is the 180-day market exclusivity period vis a vis other generic applicants granted to the developer of a generic version of a product that is the first to have its application accepted for filing by the FDA and whose filing includes a certification that the applicable patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that prevails in litigation with the manufacturer of the branded product over the applicable patent(s). Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Medicare Act, with accompanying amendments to the Hatch Waxman Act (The Drug Price Competition and Patent Term Restoration Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor.

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

Medical Device Regulation

Under the FFDCA, medical devices, such as those manufactured and marketed by HealthTronics, are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Class III medical devices are subject to the FDA’s general controls, special controls, and pre-market approval prior to marketing.

HealthTronics currently markets Class I and Class II medical devices. Most Class II devices require pre-market clearance by the FDA through the 510(k) pre-market notification process. When a 510(k) is required, the manufacturer must submit to the FDA a pre-market notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. All of our marketed devices have been cleared for marketing pursuant to the 510(k) process.

The FDA has broad post-market regulatory and enforcement powers with respect to medical devices, similar to those for pharmaceutical products. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

On January 19, 2011, the FDA’s Center for Devices and Radiological Health (CDRH) unveiled a plan of 25 action items it intends to implement during 2011 relating to the 510(k) premarket notification process for bringing medical devices to market. Among the actions the FDA plans to take are to issue guidance documents to clarify when clinical data should be submitted in support of a premarket notification submission, to clarify the review of submissions that use “multiple predicates” in a premarket notification submission, to clarify when modifications to a device require a new 510(k), and other guidance documents. The plan includes other intended measures such as streamlining the review of innovative lower-risk products though the de novo review process, and establishing a Center Science Council of senior FDA experts to enhance science-based decision-making in 510(k) reviews. The FDA announced that it intends to refer to the Institute of Medicine (IOM) for further review and consideration other significant actions, such as whether or not to define the scope and grounds for the exercise of authority to partially or fully rescind a 510(k) marketing clearance, to clarify and consolidate the concepts of “indications for use” and “intended use,” to clarify when a device should no longer be available as a “predicate” to support a showing of substantial equivalence, whether to develop guidance on a new class of devices, called “class IIb,” for which additional data would be necessary to support a 510(k) determination. The extent to which the FDA will implement some or all of its planned action items is unknown at this time. If implemented, these actions could have a significant effect on the cost of applying for and maintaining applications under the 510(k) clearance mechanism, and on the criteria required for achieving clearance for additional uses of existing devices or new 510(k) devices.

Quality Assurance Requirements

The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform with current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the FFDCA. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs and ANDAs. If the FDA concludes that the facilities to be used do not or did not meet cGMP, good laboratory practices or GLP or good clinical practices or GCP requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and are usually verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients, or APIs, used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA also conducts periodic inspections of drug and device facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs, usually after conferring with the FDA. In respect to domestic establishments, the FDA could initiate product seizures or request or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We believe that we and our suppliers and outside manufacturers are currently in compliance with cGMP requirements.

Following a routine FDA inspection in September 2007 primarily in the area of drug safety, an FDA Form 483 Notice of Inspectional Observations was issued to us detailing two observations that were made by the inspector. The observations focused on procedures for handling product complaints and recordkeeping regarding adverse drug experiences for the required period of time. We provided to the FDA a comprehensive remediation plan which addressed the issues outlined in the observations, along with the timeline for completing the corrective actions. Implementation of the remediation plans was completed in January 2009. The FDA performed a follow up audit in June 2009 to verify the corrective actions outlined in the remediation plan. The inspection was concluded with no additional issues found.

Other FDA Matters

If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify FDA, and in many cases, approval for such changes must be submitted to the FDA. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. These regulations include standards or restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities and off-label promotion. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in enforcement action, including the issuance of warning letters directing entities to correct deviations from FDA regulations and civil and criminal investigations and prosecutions. These activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Drug Enforcement Administration

We sell products that are “controlled substances” as defined in the Controlled Substances Act of 1970 (CSA), which establishes certain security and record keeping requirements administered by the U.S. Drug Enforcement Administration (DEA). The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk.

The active ingredients in some of our current products and products in development, including oxycodone, oxymorphone, morphine, sufentanil, fentanyl and hydrocodone, are listed by the DEA as Schedule II or III substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, generally, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and we must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. As a result, our quotas may not be sufficient to meet commercial demand or complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Annual registration is required for any facility that manufactures, tests, distributes, dispenses, imports or exports any controlled substance. The facilities must have the security, control and accounting mechanisms required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could eventuate in criminal proceedings.

Individual states also regulate controlled substances, and we, as well as our third-party API suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products.

We, and to our knowledge, our third-party API suppliers, dosage form manufacturers, distributors and researchers have necessary registrations, and we believe all registrants operate in conformity with applicable requirements.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Since we operate clinical laboratory services as part of our HealthTronics business, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), we are required to hold a certificate applicable to the type of work we perform and to comply with certain CLIA-imposed standards. CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law.

To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional random inspections. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries.

In addition to CLIA requirements, we are subject to various state laws. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states, including California, have implemented their own more stringent laboratory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or prescribe record maintenance requirements.

Government Benefit Programs

Statutory and regulatory requirements for Medicaid, Medicare, Tricare and other government healthcare programs govern provider reimbursement levels, including requiring that all pharmaceutical companies pay rebates to individual states based on a percentage of their net sales arising from Medicaid program-reimbursed products. In addition, under a final rule promulgated by the U.S. Department of Defense on March 17, 2009, and reissued on October 15, 2010 with an effective date of December 27, 2010, payments made to retail pharmacies under the Tricare Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings. Under the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. Though we have requested a waiver to be exempt from such refunds for the period January 28, 2008 through May 25, 2009, based upon our belief that the Department of Defense is not likely to prevail in court with its interpretation that such refunds are owed, it remains uncertain whether the amounts would be payable. The federal and/or state governments may continue to enact measures in the future aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our profitability and cash flows. These efforts could, however, have material consequences for the pharmaceutical industry as a whole and consequently, also for the Company.

From time to time, legislative changes are made to government healthcare programs that impact our business. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 created a new prescription drug coverage program for people with Medicare through a new system of private market drug benefit plans. This law provides a prescription drug benefit to seniors and individuals with disabilities in the Medicare program (Medicare Part D). Congress continues to examine various Medicare policy proposals that may result in a downward pressure on the prices of prescription drugs in the Medicare program.

In addition, in March 2010, President Obama signed into law the U.S. Health Reform Law, which makes major changes to the U.S. healthcare system.

While some provisions of the U.S. Health Reform Law go into effect this year, most of the provisions will not begin to be implemented until 2014 and beyond. Since implementation will be incremental to the enactment date of the law, there are still many challenges and uncertainties ahead. Such a comprehensive reform measure may require expanded implementation efforts on the part of federal and state agencies embark on rule-making to develop the specific components of their new authority. The Company is monitoring closely the implementation of the new law. In addition, the Company will continue to monitor attempts by Republicans to repeal, replace, or defund the U.S. Health Reform Law. This effort will primarily take place on two fronts: 1) in Congress through attempts to pass legislation to overturn all or specific sections of the law and 2) in the Courts through attempts to have the law declared unconstitutional.

The passage of the U.S. Health Reform Law is expected to result in a transformation of the delivery and payment for health care services in the United States. The combination of these measures will expand health insurance coverage to include an estimated 32 million Americans who have not been insured. In addition, there are significant health insurance reforms that are expected to improve patients’ ability to obtain and maintain health insurance. Such measures include: the elimination of lifetime caps, no rescission of policies, and no denial of coverage due to preexisting conditions. The expansion of healthcare insurance and these additional market reforms should result in greater access to our products.

The overall impact of the U.S. Health Reform Law is uncertain. Changes to the Medicaid fee for service and Medicaid Managed Care plans drove the bulk of the impact on our business in 2010. There are a number of other provisions in the legislation that, collectively, are expected to have a small impact, including an additional rebate for new formulations of oral solid dosage forms of innovator drugs, the expansion of 340B pricing and the revision of the definition of AMP by removing “retail pharmacy class of trade.” These various elements of healthcare reform adversely impacted our total revenues by approximately $20 million for the year ending December 31, 2010. Other elements will begin to have an effect in 2011. In particular, reducing the size of the Medicare Part D coverage gap (donut hole), and the payment of an annual fee based on branded prescription drug sales to specified government programs will both have an incremental effect next year. As a result, the overall impact of Healthcare reform in 2011 is expected to increase compared to 2010.

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to us as both a manufacturer and a supplier of products reimbursed by federal health care programs. These laws also apply to hospitals, physicians and other potential purchasers of our such products.

In particular, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti- Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the recently enacted U.S. Health Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b effective March 23, 2010. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the U.S. Health Reform Law provides that the government may assert that a claim including items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult , as virtually any relationship with entities that purchase or refer for our services could implicate the Anti-Kickback Statute.

Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the OIG issued regulations in July 1991, and periodically since that time, which the OIG refers to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical and medical device companies, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although full compliance with these provisions ensures against prosecution under the federal Anti- Kickback Statute, the failure of a transaction of arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or federal prosecutors. Additionally, there are certain statutory exceptions to the federal Anti-Kickback Statute, one or more of which could be used to protect a business arrangement, although we understand that the OIG is of the view that an arrangement that does not meet the requirements of a safe harbor cannot satisfy the corresponding statutory exception, if any, under the federal Anti-Kickback Statute.

Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

Government officials have focused their Anti-Kickback Statute enforcement efforts relating to drug and device manufacturers, including False Claims Act (described below) actions on marketing of healthcare services and products, among other activities, and have brought cases against numerous pharmaceutical and medical device companies, and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business or reward past purchases or recommendations.

Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number or suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act also has been used to assert liability of the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare reimbursement information when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s or device’s label), and misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. For example, a number of cases brought by local and state government entities are pending that allege generally that our wholly owned subsidiary, EPI, and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. The cost of defending these cases and any other actions that may be brought under the False Claims Act or a similar state law, as well as any sanctions imposed, could adversely affect our financial performance.

Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

In addition, some states have enacted compliance and reporting requirements aimed at drug and device manufacturers. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of

America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. The AdvaMed Code of Ethics on Interactions with Healthcare Professionals contains similar limitations on interactions with health care professionals and the medical device industry. Massachusetts and Vermont require drug and device companies to adopt standards that are in some areas more restrictive than the AdvaMed Code or PhRMA Code, imposing additional restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities. Some states, including Massachusetts, Vermont and Minnesota, also require public reporting of certain payments to physicians and other health care providers. The U.S. Health Report Law also imposes federal “sunshine” provisions, requiring reporting of various types of payments to physicians and teaching hospitals, beginning with payments made in 2012.

Finally, our HealthTronics subsidiary is subject to the federal self-referral prohibition commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain “designated health services” (DHS) reimbursed by Medicare if the physician (or a member of the physician’s immediate family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral. These restrictions generally prohibit us from billing a patient or any payor, including, without limitation, Medicare, for any DHS furnished by HealthTronics to a Medicare beneficiary, when the physician ordering the test, or any member of the physician’s immediate family, has an investment interest in, or compensation arrangement with, , HealthTronics, unless the arrangement meets an exception to the prohibition. Any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claims, and possible exclusion from participation in federal governmental payor programs. Many states also have self referral prohibitions which, unlike the Stark Law, are not limited to government payor referrals. While we have attempted to comply with the Stark Law and similar state laws, it is possible that some of our financial arrangements with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide an assurance that we will be found to be in compliance with these laws following any such regulatory review.

Healthcare Privacy and Security Laws

Our HealthTronics subsidiary is a “covered entity” subject to the administrative simplification section of HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act) and their implementing regulations (collectively, the HIPAA Regulations), which establish, among other things, standards for the privacy, security and notification of the security breach of certain individually identifiable health information (protected health information). To the extent that one of our other business units is a “business associate” because it receives protected health information from a health care provider, health plan or other covered entity to provide a service on behalf of the covered entity, the business unit is also directly subject to the privacy, security and breach notification standards and the HIPAA civil and criminal enforcement scheme. As a business associate of a covered entity, we also have potential contractual liability for privacy, security or breach notification standard violations to the covered entity under a business associate agreement. The HIPAA Regulations also limit our ability to use protected health information for certain marketing initiatives and receive payments from third parties for marketing initiatives involving protected health information. The HITECH Act, adopted in 2009 as part of the American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA Regulations and seek attorney’s fees and costs associated with pursuing federal civil actions.

The states also have health information privacy and security laws which may be more restrictive of our uses and disclosures of patient information than the HIPAA Regulations. While we have attempted to comply with the HIPAA Regulations and similar state laws, it is possible that some of our health information management activities could be subject to regulatory scrutiny at some point in the future, and we cannot provide an assurance that we will be found to be in compliance with all of these laws following any such regulatory review.

Service Agreements

We contract with various third parties to provide certain critical services including manufacturing, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs. Our most significant service agreement is with UPS Supply Chain Solutions, Inc. For a complete description of these agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., and Sharp Corporation. In addition, through our agreement with Ventiv Commercial Services, LLC, we maintain a contracted field force consisting of approximately 228 sales representatives, 24 district managers, one project manager, and one national sales director. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or extend the term of our services agreement with Ventiv, it may have a material adverse effect on our business, financial condition, results of operations and cash flows.

For a complete description of these agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisitions, License and Collaboration Agreements

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. For a full discussion, including agreement terms and status, see our disclosures under Note 7. “Acquisitions, License and Collaboration Agreements,” included in the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Environmental Matters

Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, toxic and hazardous substances. Violation of these laws and regulations, which frequently change, can lead to substantial fines and penalties. Some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that our facilities and the facilities of our third party service providers are in substantial compliance with applicable environmental laws and regulations and we do not believe that future compliance will have a material adverse effect on our financial condition or results of operations.

Employees

As of February 18, 2011, we had 2,947 employees, of which 288 are engaged in research and development and regulatory work, 800 in sales and marketing, 276 in quality assurance and 1,583 in general and administrative capacities. Our employees are not represented by unions, and we believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth information as of February 19, 2011 regarding each of our current executive officers:

Name	Age	Position and Offices
David P. Holveck	65	President and Chief Executive Officer and Director
Julie H. McHugh	46	Chief Operating Officer
Alan G. Levin.	48	Executive Vice President, Chief Financial Officer
Ivan P. Gergel, M.D.	50	Executive Vice President, Research and Development
Caroline B. Manogue	42	Executive Vice President, Chief Legal Officer and Secretary

Biographies

Our executive officers are briefly described below:

DAVID P. HOLVECK, 65, is President, Chief Executive Officer and a Director of Endo. Prior to joining Endo in April 2008, Mr. Holveck was President of Johnson & Johnson Development Corporation and Vice President, Corporate Development of Johnson & Johnson, a diversified healthcare company since 2004. Mr. Holveck joined Johnson & Johnson as a Company Group Chairman in 1999, following the acquisition of Centocor, Inc., a biotechnology company, by Johnson & Johnson. Mr. Holveck was Chief Executive Officer of Centocor, Inc. at the time of the acquisition. Mr. Holveck joined Centocor in 1983 and progressed through various executive positions. In 1992, he assumed the role of President and Chief Operating Officer and later that year was named President and Chief Executive Officer. Prior to joining Centocor, he had held positions at General Electric Company, Corning Glass Works, and Abbott Laboratories. Mr. Holveck is a member of the Board of Trustees for The Fund for West Chester University, the Board of Directors of the Eastern Technology Council as well as the Board of Directors of Light Sciences Oncology, Inc., an oncology research company.

JULIE H. MCHUGH, 46, was appointed Chief Operating Officer in March 2010. Prior to joining Endo, Ms. McHugh was the Chief Executive Officer of Nora Therapeutics, Inc., a venture capital backed biotech start-up focused on developing novel therapies for the treatment of infertility disorders. Prior to joining Nora Therapeutics, she was Company Group Chairman for Johnson & Johnson’s Worldwide Virology Business Unit where she led a growing area of the corporation’s pharmaceutical business, including the global launches of PREZISTA® and INTELENCE® and oversight of an R&D portfolio including compounds for HIV, Hepatitis C, and Tuberculosis. Prior to her role as Company Group Chairman, Ms. McHugh was President of Centocor, Inc., a J&J subsidiary, and was responsible for the product development and commercialization of REMICADE®, a breakthrough therapeutic for Crohn’s disease, rheumatoid arthritis and several other autoimmune disorders. Ms. McHugh received a Bachelor of Science degree from Pennsylvania State University and her masters of business administration degree from St. Joseph’s University. She currently serves on the Board of Visitors for the Smeal College of Business of the Pennsylvania State University, the Board of Directors for the Nathaniel Adamczyk Foundation, and was 2009 Chairman of the Board of Directors for the Pennsylvania Biotechnology Association.

ALAN G. LEVIN, 48, began as our Executive Vice President and Chief Financial Officer in June, 2009. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments in Emerging Markets. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. He received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant; an Editorial Advisor for the Journal of Accountancy; and a member of the Advisory Board of Celtic Therapeutics, a private equity firm.

IVAN P. GERGEL, M.D., 50, was appointed Executive Vice President, Research & Development in April 2008. Prior to joining Endo, Dr. Gergel was Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc., managing more than 900 physicians, scientists and staff at the Research Institute. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham, and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his M.D. from the Royal Free Medical School of the University of London and an MBA from the Wharton School. Dr. Gergel is a member of the Board of Directors of Pennsylvania BIO and a member of PhRMA’s Research and Development Executive Committee.

CAROLINE B. MANOGUE, 42, has served as our Executive Vice President, Chief Legal Officer and Secretary since 2004. Prior to joining Endo in 2000 as our Senior Vice President, General Counsel and Secretary, she practiced law in the New York office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP, where she specialized in mergers & acquisitions, securities and corporate law. She has more than 15 years’ experience in securities and M&A law. Ms. Manogue received her J.D. from Fordham Law School and her B.A. cum laude from Middlebury College. She is a member of the PhRMA Law Section Executive Committee and the Board of Trustees of the Healthcare Institute of New Jersey.

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

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, King Pharmaceuticals Inc., Cephalon, Inc., Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc. and Watson Pharmaceuticals Inc., vary depending on product category, dosage strength and drug-delivery systems. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceuticals market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than many of our national competitors in the branded pharmaceuticals sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.

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

The Hatch-Waxman Act requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. If such a suit is commenced, the FDA is generally prohibited from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation in the generic’s favor or expiration of the patent(s). If the litigation is so resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs. Frequently, the unpredictable nature and significant costs of patent litigation leads the parties to settle to remove this uncertainty. Settlement agreements between branded companies and generic applicants may allow, among other things, a generic product to enter the market prior to the expiration of any or all of the applicable patents covering the branded product, either through the introduction of an authorized generic or by providing a license to the patents in suit.

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. (together, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. (Watson) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529 (the ‘529 patent), which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company and Teikoku filed a lawsuit against Watson, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act, which would expire in June 2012. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming the ‘529 patent is invalid or not infringed. Litigation is inherently uncertain and we cannot predict the outcome of our case against Watson. If Watson wins this lawsuit and is able to obtain FDA approval of its product, it may be able launch its generic version of Lidoderm® prior to the ‘529 patent’s expiration in 2015. Additionally, it is possible that another generic manufacturer would seek to launch a generic version of Lidoderm® and challenge the ‘529 patent. For a complete description of the related legal proceeding see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

In October 2010, Teikoku obtained a license to U.S. Patent No. 5,741,510 (the ‘510 patent) and subsequently listed this patent in the FDA’s Orange Book. The ‘510 patent expires in March 2014. The ‘510 patent is currently the subject of litigation in the United States District Court for the Eastern District of Texas (LecTec Corporation v. Chattem, Inc., et al., Civil Action No. 5:08-CV-00130-DF), and although neither the Company nor Teikoku is a party to that litigation, if the litigation is decided in a manner adverse to the ‘510 patent (i.e., the patent is found invalid), the ‘510 patent may be of limited utility to us in the future in preventing the introduction of generic versions of Lidoderm®. Likewise, if Watson or any other generic manufacturer certifies against the ‘510 patent and subsequently succeeds in proving noninfringement, invalidity, or unenforceability of the ‘510 patent and is able to obtain FDA approval of its product, such manufacturer may be able launch its generic version of Lidoderm® prior to the ‘510 patent’s expiration in 2014. In addition to the ‘529 and ‘510 patents, the Company also holds a license from Hind Health Care, Inc. to U.S. Patent Nos. 5,411,738 and 5,601,838 (the Hind patents), both of which are listed in the FDA’s Orange Book for Lidoderm®. The Hind patents will expire in May 2012. Watson presumably submitted a Paragraph III certification with respect to the Hind patents, which indicated that it would not introduce its generic Lidoderm® product prior to the expiration of those patents. It is possible, however, that another generic manufacturer seeking approval of a generic version of Lidoderm® could challenge the Hind patents.

In January 2011, the Company and Teikoku received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Mylan Technologies Inc. (Mylan) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to the ‘510 patent and the ‘529 patent. The Company is currently reviewing the details of this notice from Mylan and will pursue all available legal and regulatory pathways in defense of Lidoderm®. If we are unsuccessful, however, and Mylan is able to obtain FDA approval of its product, it may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, it is possible that another generic manufacturer would seek to launch a generic version of Lidoderm® and challenge the applicable patents.

Notwithstanding the foregoing patent litigation, even if Watson or Mylan or any other generic manufacturer were to be successful with respect to the ‘510 and ‘529 patents, no generic version of Lidoderm® can be marketed without the approval of the FDA of the respective ANDA for a generic version Lidoderm®. In December 2006, the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research (OGD), issued draft guidance making recommendations regarding establishing bioequivalence with our patent-protected product, Lidoderm® (lidocaine topical patch 5%), pursuant to which a party could seek ANDA approval of a generic version of that product. In that draft guidance, OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This recommendation deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, would require demonstration of bioequivalence through a comparative clinical equivalency study rather than through a pharmacokinetic study.

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

We currently anticipate that Lidoderm® will represent a decreasing percentage of our annual sales without taking into account any potential future business development transactions. However, if a generic version of Lidoderm® were introduced to the market before 2015, our revenues from Lidoderm® would decrease significantly and, depending on the timing of such introduction and its effect on Lidoderm® pricing, could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our stock price.

The Company is also aware of various ANDA filings containing Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to oxymorphone hydrochloride extended-release tablets. For a complete description of these and other legal proceedings, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2010		2009		2008
	$	%	$	%	$	%
Lidoderm®	782,609	46	$763,698	52	$765,097	61
Opana® ER and Opana®	299,080	17	230,631	16	180,429	14
Percocet®	121,347	7	127,090	9	129,966	10
Voltaren® Gel	104,941	6	78,868	5	23,791	2
Frova®	59,299	3	57,924	4	58,017	5
Supprelin® LA	46,910	3	27,822	2	—	—
Other brands	53,386	3	50,077	3	10,904	1

Total brands*	1,467,572	86	1,336,110	91	1,168,204	93
Total generics	146,513	9	124,731	9	92,332	7
Total devices and service revenue	102,144	6	—	—	—	—

Total revenues*	1,716,229	100	$1,460,841	100	$1,260,536	100

*	– Percentages may not add due to rounding.

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

Companies may not promote drugs for “off-label” uses – that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications or treatments, the Federal Food, Drug and Cosmetic Act (FFDCA) and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, the Office of Inspector General of the Department of Health and Human Services (OIG), and the Department of Justice (DOJ) actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payors or other persons allegedly harmed by such conduct.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial caselaw allow companies to engage in some forms of truthful, non-misleading, and non-promotional speech concerning their products. The Company has endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, OIG or the DOJ may take the position that the Company is not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

In January 2007, we received a subpoena issued by the OIG. The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%) focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government. At this time, we cannot predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines or penalties that might result from a settlement or an adverse outcome. However, should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2010, goodwill and other intangibles comprised approximately 57% of our total assets. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

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

The FDA regulations and the Anti-Kickback Statutes provide guidelines with respect to the type and scope of appropriate product promotion and continuing medical and health education activities. Although we endeavor to follow these regulations, should it be determined that we have not appropriately followed the guidelines, the government may initiate an action against us which may result in significant liability, including administrative, civil and criminal sanctions. Such penalties could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, management’s attention could be diverted and our reputation could be damaged.

We are subject to various regulations pertaining to the marketing of our products and services.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products and services. Specifically, the federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services’ Office of Inspector General has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the product’s approved labeling. Failure to comply with FDA requirements in this regard could result in, among other things, suspensions or withdrawal of approvals, product seizures, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions.

Also, the federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Federal and state authorities and private whistleblower plaintiffs recently have brought actions against drug and device manufacturers alleging that the manufacturers’ activities constituted aiding and abetting healthcare providers in the submission of false claims, alleging that the manufacturers themselves made false or misleading statements to the federal government, or alleging that the manufacturers improperly promoted their products for “off-label” uses not approved by the FDA, or pursuant to inducements prohibited by the federal Anti-Kickback Statute. Such investigations or litigation could be time-consuming and costly to us and could have a material adverse effect on our business. In addition, if our activities are found to violate federal or state false claims provisions, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

The FDA or the U.S. Drug Enforcement Administration (DEA) may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal Risk Evaluation and Mitigation Strategy (REMS), restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

In December 2007, we entered into a license, development and supply agreement with Grünenthal AG for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone (an opioid), which is designed to be crush resistant. In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In September 2010, we received notification from the FDA that this NDA has been granted priority review status. In November 2010, we were informed by the FDA that it no longer saw a need to convene a public advisory committee meeting to review our NDA, which the FDA had previously contemplated as a joint meeting of the Anesthetic and Life Support Drugs Advisory Committee and the Drug Safety and Risk Management Advisory Committee. In January 2011, we received a complete response letter from the FDA. The letter did not require that additional clinical studies be conducted for approval of the NDA. We have begun to address the issue described in the complete response letter and will work closely with the FDA to finalize our response. We are confident that we can address the issue set forth, currently anticipate responding to the FDA by mid 2011 and would expect a six month review cycle once our response is filed.

The pharmaceutical and medical device industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.

Federal and state governmental authorities in the United States, principally the FDA, impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical and medical device products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures.

With respect to pharmaceutical products, the submission of an NDA or ANDA to the FDA with supporting clinical safety and efficacy data, for example, does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a product typically takes many years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product, and the application process is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly.

NDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product. The FDA also requires companies to undertake post-approval surveillance regarding their drug products and to report adverse events.

With respect to medical devices, such as those manufactured by HealthTronics, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the FFDCA, or premarket approval (PMA) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees. HealthTronics’ currently commercialized products have received premarket clearance under Section 510(k) of the FFDCA.

Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, to impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical and medical device products are sometimes more stringent than those that were applied in the past. For example, the FDA is currently evaluating the 510(k) process for clearing medical devices and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process. Further, some new or evolving review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has recently expressed an intention to develop such databases for certain of these products, including many opioids.

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

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007 (FDAAA), Congress passed legislation authorizing the FDA to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks.

The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to assure that marketed products are safe, effective and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to assure against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to seek to enforce their statutory authority and regulations using administrative remedies as well as civil and criminal enforcement actions.

The FDA regulates the facilities, processes and procedures used to manufacture and market pharmaceutical and medical products in the United States. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices,” or cGMP, regulations enforced by the FDA. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects both our third party and owned manufacturing facilities and procedures to assure compliance. The FDA may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or medical device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.

On May 17, 2010, our subsidiary, HealthTronics, received a warning letter from the FDA in connection with an FDA inspection of Endocare, a subsidiary of HealthTronics, conducted in November 2009. The warning letter alleges instances of deficiencies relating to medical device reporting (MDR), complaint handling and corrective and preventative action procedures, design control, and failure to seek FDA clearance of a design change. On June 15, 2010, HealthTronics provided a detailed response to the warning letter, including a description of its comprehensive corrective action plan to address the FDA’s concerns. On August 25, 2010, the FDA issued a reply to HealthTronics indicating that, with the exception of the remaining close-out of a corrective action and preventative action (CAPA) review, its responses and corrective action plan appear to be adequate and will be verified at future inspections. On November 1, 2010, after ongoing updates and discussions with the FDA, HealthTronics reported that it had completed the remaining CAPA review, and was implementing corrective action to address and close-out the CAPA . To date, the FDA has not responded, and the matter remains open.

The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. See also “The DEA limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.”

We cannot determine what effect changes in regulations or legal interpretations by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has authority to require a REMS under the FDAAA when necessary to address whether the benefits of these products continue to outweigh the risks. In addition, on September 27, 2007, Congress re-authorized requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Implementation by the FDA of certain specific public advisory committee recommendations regarding acetaminophen use in both over-the-counter and prescription products could have an adverse material impact on our net sales of Percocet® and Endocet®.

The FDA held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter and prescription products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations included the banning of certain prescription painkillers which combine acetaminophen with an opiate narcotic, and lowering the maximum dose of over-the-counter painkillers containing acetaminophen. These recommendations were made following the release in May 2009 of a FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury. These recommendations were advisory in nature and the FDA was not bound to follow these recommendations.

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum amount of acetaminophen in prescription drug products to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Under additional authority granted to the FDA by the FDAAA, the FDA notified holders of approved NDA’s and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to reflect new safety information about acetaminophen and liver toxicity. The FDA also announced that it was asking product sponsors to limit the maximum strength of acetaminophen per unit of the combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those products that contain more than 325 mg of acetaminophen from the market. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet, Endocet and Zydone. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the value of our securities.

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

Acquisitions, such as the recent Indevus, HealthTronics, Penwest and Qualitest acquisitions, may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

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

Brand-name pharmaceutical companies have taken aggressive steps to thwart competition from generic equivalents of their brand-name products. In particular, brand-name companies sell directly to the generics market or license their products for sale to the generics market through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called authorized generics). No significant regulatory approvals are currently required for a brand-name manufacturer to sell directly or through a third party to the generic market. Brand-name manufacturers do not face any other significant barriers to entry into such market. The introductions of these so-called “authorized generics” have had and may continue to have an adverse effect by reducing our market share and adversely affecting our profitability and cash flows.

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

Our revenues and profits from generic pharmaceutical products typically decline as a result of competition from other pharmaceutical companies.

Net selling prices of generic drugs typically decline, often dramatically, as additional generic pharmaceutical companies, both domestic and foreign, receive approvals and enter the market for a given generic product and competition intensifies. Our ability to sustain our sales and profitability on any generic product over time is affected by the number of new companies selling such product and the timing of their approvals.

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

Pharmaceutical companies that produce patented brand products can employ a range of legal and regulatory strategies to delay the introduction of competing generics and other products to which we do not have a right of reference to all necessary preclinical and clinical data. Opposing such efforts or litigation actions can be costly and time-consuming and result in delays in the introduction of our products.

The products for which we are developing generic versions may be claimed by their manufacturer to be protected by one or more patents. If we file an ANDA to seek FDA approval of our generic version of such a drug, we are required to certify that any patent or patents listed as covering the approved listed drug are invalid, unenforceable or will not be infringed by our generic version. Similar certification requirements apply to new drug applications filed under Section 505(b)(2) of the FFDCA, where we rely on information to which we do not have a right of reference. Once the FDA accepts our ANDA or Section 505(b)(2) NDA, we are required to notify the brand manufacturer of this fact. The brand manufacturer then has 45 days from the receipt of the notice in which to file a suit for patent infringement. If it does so, the FDA is generally prevented from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in the generic’s favor or expiration of the patent(s).

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

We have acquired Qualitest, and Qualitest is named as a defendant in a number of cases that have been filed in various state and federal courts that allege plaintiffs experienced injuries as a result of ingesting the prescription medicine metoclopramide, which is and has been manufactured and marketed by Qualitest. Many of these cases are in the discovery phase of the litigation, and certain cases have been scheduled for trial in the Fall of 2011. We may be subject to liabilities arising out of these cases, and will be responsible for the cost of managing these cases. We intend to contest all of these cases vigorously. Additional litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions in the future. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against Qualitest. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to, among other things, metoclopramide litigation arising out of the sales of the product by Qualitest between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

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

Examples of some of the major government healthcare programs include Medicare and Medicaid. The Medicare Prescription Drug Improvement and Modernization Act (Medicare Modernization Act) of 2003 created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers beginning in January 2006. This new benefit has resulted in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, Medicare is not obligated to pay for drugs omitted from a formulary, and the cost of these non-covered drugs will not be counted towards the annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Further, since 2006, Medicare prescription drug program beneficiaries are not permitted to purchase private insurance policies, known as “Medigap” policies, to cover the cost of off-formulary medications. If our products are or become excluded from these formularies, demand for our products might decrease and we may be forced to lower prices for our products, which may adversely affect our business, financial condition, results of operations and cash flows.

From time to time, state Medicaid programs review our products to assess whether such products should be subject to a prior authorization process, which processes vary state-by-state but generally require physicians prescribing the products to answer several questions prior to the product being dispensed. The institution of a prior authorization process may adversely impact the sales of the related product in the state and depending on the state, may adversely affect our business and results of operations. On February 20, 2008, in connection with its Clinical Drug Review Program, the Pharmacy and Therapeutics Committee of the New York State Department of Health reviewed our product Lidoderm® and recommended that it be subject to a prior authorization process. As a result, on July 31, 2008, the New York State Department of Health placed Lidoderm® in its Clinical Drug Review Program, which is a specific program within its prior authorization program. There can be no assurance that such a process, or the implementation thereof, in New York State or elsewhere would not have a material adverse effect on our business, financial condition, results of operations and cash flows.

If government and commercial third party payers do not provide adequate coverage and reimbursement levels for users of our products, the market acceptance of these products could be adversely affected. In addition, the following factors could significantly influence the purchase of pharmaceutical products, which would result in lower prices and a reduced demand for our products that might force us to reduce the price of these products to remain competitive:

•	the trend toward managed healthcare in the United States;

•	the growth of organizations such as HMOs and managed care organizations;

•	legislative proposals to reform healthcare and government insurance programs; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

In February, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which appropriates $1.1 billion to fund comparative effectiveness research (CER) relating to healthcare treatments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Health Reform Law), which, among other things, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct CER. Although the concept of CER now has significant momentum, numerous unresolved and potentially contentious issues remain, and stakeholders are following implementation of these new laws closely. Depending on how CER is implemented, CER could possibly present regulatory and reimbursement issues under certain circumstances. For additional discussion of the U.S. Health Reform Law, see Risk Factor – “While healthcare reform may increase the number of patients who have insurance coverage for our products, its cost containment measures may adversely affect reimbursement for our products.”

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

We also are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the Federal Civil False Claims Act and the Federal Criminal False Claims Act, the former of which permits private persons to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against healthcare companies may result in payment of fines or exclusion from the Medicare, Medicaid, and/or other government healthcare programs.

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

We primarily sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the years ended December 31 are as follows:

	2010	2009	2008
Cardinal Health, Inc.	33%	35%	36%
McKesson Corporation	28%	29%	31%
AmerisourceBergen Corporation	15%	16%	15%

Revenues from these customers are included within our Branded Pharmaceuticals and Generics segments. If we were to lose the business of any of these customers, or if any were to experience difficulty in paying us on a timely basis, our total revenues, profitability and cash flows could be materially and adversely affected.

We are currently dependent on outside manufacturers for the manufacture of a significant amount of our products; therefore, we will have limited control of the manufacturing process and related costs. Certain of our manufacturers currently constitute the sole source of one or more of our products, including Teikoku, our sole source of Lidoderm®.

Third party manufacturers currently manufacture a significant amount of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of one or more of our products. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because most of our products are manufactured by third parties, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency (the EPA), and the Occupational Safety and Health Administration (OSHA), and their counterpart agencies at the state level, could slow down or curtail operations of third party manufacturers.

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. pursuant to which Novartis Consumer Health Inc. has agreed to manufacture certain of our commercial products in addition to products in development. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. As of December 31, 2010, we are required to purchase a minimum of approximately $14 million of product from Novartis Consumer Health Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.

We also have a long-term contract with Teikoku Seiyaku Co., Ltd., under which Teikoku manufactures Lidoderm® at its Japanese facility for commercial sale by us in the United States. We agreed to purchase a minimum number of patches per year from Teikoku through 2012, representing the noncancelable portion of the Teikoku agreement. Teikoku has agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future set dates based on a price index defined in the Teikoku agreement. Since future price changes are unknown, we have used prices currently existing under the Teikoku agreement, and estimated our minimum purchase requirement to be approximately $32 million per year through 2012. The minimum purchase requirement shall remain in effect subsequent to 2012, except that we have the right to terminate the Teikoku agreement after 2012 if we fail to meet the annual minimum requirement.

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

If the manufacturing facilities we own as a result of our acquisition of Qualitest are unable to manufacture the Qualitest products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the manufacture of those products could be interrupted.

In November 2010, we acquired Qualitest’s pharmaceutical manufacturing facilities located in Huntsville, Alabama and Charlotte, North Carolina (the Qualitest facilities). The Qualitest facilities currently manufacture many of the Qualitest products that we acquired. Because the manufacture of pharmaceutical products requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Qualitest facilities for the manufacture of new products or for other products that are currently manufactured for us by third parties.

Failure by the Qualitest facilities to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with current Good Manufacturing Practices, or cGMPs. Compliance with the FDA’s cGMP requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend time, money and effort in production, record-keeping and quality assurance and control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects the Qualitest facilities to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. Were we not able to manufacture products at the Qualitest facilities because of regulatory, business or any other reasons, the manufacture of these products would be interrupted. This could have a negative impact on our business, results of operation, financial condition, cash flows and competitive position.

The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including oxycodone, oxymorphone, morphine, fentanyl, sufentanil and hydrocodone, are listed by the DEA as Schedule II or III substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, generally, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products and, and we must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 31, 2010, $18.8 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. Auctions are successful when the supply and demand of securities are in balance. Financial institutions brokering the auctions would also participate in the auctions to balance the supply and demand. Beginning in the second half of 2007, auctions began to fail for specific securities and in mid-February 2008 auction failures became common, prompting market participants, including financial institutions, to cease or limit their exposure to the auction-rate market. Given the current liquidity conditions in the global credit markets, the auction-rate securities market has become inactive. Consequently, our auction-rate securities are currently illiquid through the normal auction process.

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

Property, product liability, directors’ and officers’ and general liability insurance represent significant costs to us. Since the events of September 11, 2001, and due to an increased focus on corporate governance in the United States, and product liability lawsuits related to pharmaceuticals, liability and other types of insurance have, in some instances, become more difficult and costly to obtain. As we continue to expand our portfolio of available products, we may experience an increase in the number of product liability claims against us. Moreover, we may be subject to claims that are not covered by insurance. In addition, products for which we currently have coverage may be excluded from coverage in the future. Certain claims may be subject to our self-insured retention, exceed our policy limits or relate to damages that are not covered by our policy. In addition, product liability coverage for certain pharmaceutical entities is becoming more expensive and increasingly difficult to obtain and, as a result, we may not be able to obtain the type and amount of coverage we desire or to maintain our current coverage. Unanticipated additional insurance costs could have a material adverse effect on our results of operations and cash flows. There can be no assurance that we will be able to maintain our existing insurance policies or obtain new policies in meaningful amounts or at a reasonable cost. Any failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the value of our securities to decline.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. Accordingly, one cannot predict our quarterly financial results based on our full-year financial guidance. We cannot predict with certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the value of our securities could decline substantially. Our operating results may fluctuate due to various factors including those set forth above. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

The trading prices of our securities may be volatile, and your investment in our securities could decline in value.

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. For example, for the twelve months ended December 31, 2010, our stock traded between $19.19 and $38.20 per share. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:

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

Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. In August 2007, affiliates of D.E. Shaw & Co., L.P., which, as of October 1, 2010, collectively beneficially own approximately 5 million shares of our outstanding common stock, sent letters to our Board of Directors suggesting, among other things, that the Company begin a process of evaluating strategic alternatives and explore a recapitalization. In April 2008, we reached an agreement with the D. E. Shaw group, pursuant to which Endo’s Board of Directors nominated William F. Spengler at the 2008 Annual Meeting of Stockholders to serve as a member of the Company’s Board of Directors. Mr. Spengler is an independent unaffiliated person who was recommended by D.E. Shaw to our Board of Directors. The D. E. Shaw group agreed to vote all of its shares in favor of the election of each of the Board’s nominees at our 2008 Annual Meeting of Stockholders. At the 2008 Annual Meeting of Stockholders, the Company stockholders elected Mr. Spengler as a director of the Company. The D.E. Shaw group is no longer subject to any restrictions with respect to its shares in the Company.

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

The regulatory approval process outside the United States varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.

We have worldwide rights to market many of our products and product candidates. We intend to seek approval of and market certain of our products outside of the United States. To market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth in this Annual Report on Form 10-K and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. Other than the approval of Vantas® for marketing in the European Union and certain other foreign jurisdictions, we may not be able to file for regulatory approvals or may not receive necessary approvals to commercialize our products in any foreign market. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

If the indemnitors default on their obligations, the outcome of the Redux litigation could materially harm us.

On September 15, 1997, Indevus (then known as Interneuron Pharmaceuticals, Inc.) announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions, some of which purport to be class actions, in federal and state courts relating to the use of Redux and other weight loss drugs. The existence of such litigation may materially adversely affect our business. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions may have an adverse effect on the market price of our common stock and on our ability to obtain product liability insurance for other products at costs acceptable to us, or at all, which may materially adversely affect our business, financial condition and results of operations.

On May 30, 2001, Indevus (then known as Interneuron Pharmaceuticals, Inc.) entered into an Indemnity and Release Agreement with Wyeth (then known as American Home Products Corporation and referred to herein as Wyeth, which provides for indemnification of Redux-related claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug litigation and by those claimants who allege primary pulmonary hypertension. This agreement also provides for funding of all defense costs related to all Redux-related claims and provides for Wyeth to fund certain additional insurance coverage to supplement the Company’s existing product liability insurance. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which we are not otherwise indemnified or covered under the indemnity and release agreement will not have a material adverse effect on our future business, results of operations or financial condition or that the potential of any such claims would not adversely affect our ability to obtain sufficient financing to fund operations. Additionally, there is no assurance that as indemnitor, Wyeth will remain solvent and able to respond to all claims covered by the indemnity and release agreement. We are unable to predict whether the existence of such litigation may adversely affect our business.

Pursuant to agreements we have with Les Laboratories Servier, from whom Indevus in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., which assembled Redux, and other parties, we may be required to indemnify such parties for Redux-related liabilities. We are unable to predict whether such indemnification obligations, if they arise, may adversely affect our business.

Agreements between brand pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in both the United States and abroad.

We are involved in numerous patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or their applicability of these patents to the generic applicant’s products. Likewise, our generics business is also involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the Federal Trade Commission (FTC) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of these settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws. Any adverse outcome of these actions or investigations could have a significant adverse effect on our business, financial condition and results of operations. In addition, some members of Congress are trying to pass legislation that would limit the types of settlement agreements generic manufacturers can enter into with brand companies. The impact of such pending litigation is uncertain and could adversely affect our business, financial condition and results of operations.

While healthcare reform may increase the number of patients who have insurance coverage for our products, its cost containment measures may adversely affect reimbursement for our products.

In March 2010, the U.S. Health Reform Law was enacted in the United States. This legislation has both current and longer-term impacts on us, as discussed below.

The provisions of the U.S. Health Reform Law are effective on various dates over the next several years. The principal provisions affecting us provide for the following:

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively (effective January 1, 2010);

•	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations (effective March 23, 2010);

•	an increase in the additional Medicaid rebates for “new formulations” of oral solid dosage forms of innovator drugs;

•	the revision of the average manufacturers’ price (AMP) definition to remove the “retail pharmacy class of trade” (effective October 1, 2010);

•

expansion of the types of institutions eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944 (effective January 1, 2010) (340B Pricing);

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition of the manufacturer’s outpatient drugs to be covered under Medicare Part D (effective January 1, 2011);

•

an annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2018);

•	a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (effective January 1, 2013);

•

new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year (beginning in 2012, with reporting starting in 2013);

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians (effective April 1, 2012);

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for items and services (recommendations could have the effect of law even if Congress does not act on the recommendations); and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending, (beginning January 1, 2011).

A number of the provisions of the U.S. Health Reform Law may adversely affect reimbursement for our products. Additionally, the best price requirements with respect to Medicaid rebates have traditionally been a significant consideration with respect to the level of rebates in our Medicare and commercial contracting. The U.S. Health Reform Law’s effects on rebate amounts could adversely impact our future results of operations.

Over the next few years, regulations and guidance implementing the U.S. Health Reform Law as well as additional healthcare reform proposals may have a financial impact on the Company. In addition, the U.S. Health Reform Law requires that, except in certain circumstances, individuals must obtain health insurance beginning in 2014, and it also provides for an expansion of Medicaid coverage in 2014. It is expected that, as a result of these provisions, there will be a substantial increase in the number of Americans with health insurance beginning in 2014, a significant portion of whom will be eligible for Medicaid. We anticipate that this will increase demand for pharmaceutical products overall. However, in view of the many uncertainties, including but not limited to pending litigation challenging the new law and changes in the partisan composition of Congress, we are unable at this time to determine whether and to what extent sales of our prescription pharmaceutical products in the U.S. will be impacted.

We may not be able to realize all of the anticipated benefits of our acquisitions of HealthTronics, Penwest and Qualitest.

The success of our recent acquisitions of HealthTronics, Penwest, and Qualitest will depend, in large part, on our ability to realize the anticipated benefits and expand our business from integrating aspects of the operations of Endo with aspects of the operations of HealthTronics, Penwest and Qualitest. If we are not able to successfully integrate certain aspects of these companies, the anticipated benefits of the applicable acquisition may not be realized fully or at all or may take longer to realize than expected.

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

Third party payors could refuse to reimburse healthcare providers for use of HealthTronics’ current or future service offerings and products, which could negatively impact our business, results of operations, financial condition and cash flows.

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

We are subject to health information privacy and security standards that include penalties for noncompliance.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and its implementing regulations impose stringent requirements on “covered entities” (healthcare providers, health plans and healthcare clearinghouses) to safeguard the privacy and security of individually-identifiable health information. Certain of our operations are subject to these requirements, and we believe that we are in compliance with the applicable standards. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act (HITECH), included in the American Recovery and Reinvestment Act of 2009, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.

New and proposed federal and state laws and regulatory initiatives relating to various initiatives in healthcare reform (such as improving privacy and the security of patient information and combating healthcare fraud) could require us to expend substantial sums to appropriately respond to and comply with this broad variety of legislation (such as acquiring and implementing new information systems for privacy and security protection), which could negatively impact our business, results of operations, financial condition and cash flows.

Recent legislation and several regulatory initiatives at the state and federal levels address patient privacy concerns. New federal legislation extensively regulates the use and disclosure of individually identifiable health-related information and the security and standardization of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on us. Continuing compliance with these regulations will likely require us to spend substantial sums, including, but not limited to, purchasing new computer systems, which could negatively impact financial results. Additionally, if we fail to comply with the privacy laws and regulations, we could suffer civil penalties of up to $1,500,000 per calendar year for violations of an identical standard and criminal penalties of up to $250,000 and 10 years in prison for offenses committed with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, personal gain or malicious harm. In addition, healthcare providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These privacy laws vary by state and could impose additional penalties.

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

We are heavily regulated, which poses significant compliance risks for the business and places constraints on business opportunities.

We are subject to various federal and state laws and regulations. Among the applicable federal laws and regulations are the Stark Law, Anti-Kickback Statute, False Claims Act, and Clinical Laboratory Improvement Amendments (CLIA) and associated regulations and anti-markup regulations, reassignment regulations, and Medicare usual charge regulations. Among the applicable state laws and regulations are account billing statutes and regulations of various forms (including direct billing, anti-markup, and disclosure statutes and regulations), fee-splitting statutes and regulations, anti-kickback statutes and regulations, self-referral statutes and regulations, lab licensure and certification statutes and regulations, and insurance fraud statutes and regulations. If it is determined that any aspect of our pathology laboratory services business model or any specific pathology laboratory services facility or partnership is not in compliance with any of these laws or regulations, this could threaten our ability to carry on aspects of the business model, the business model in its entirety, or activities relating to one or more facilities or partnerships. Noncompliance could also expose the Company to federal or state enforcement actions or other proceedings or private lawsuits or other proceedings against the Company. Our obligation to operate the pathology laboratory services unit within the strictures of various applicable federal and state laws and regulations constrains our ability to implement new strategies for generating business opportunities. In the future, additional laws and regulations may arise at the federal or state level in the pathology laboratory services field that may create additional uncertainty, negatively impact results for this unit, or jeopardize the functioning of aspects of the business model, the business model in its entirety, or specific facilities or partnerships.

We are also subject to many environmental, health and safety laws and regulations. Compliance with these laws and regulations can be a significant factor in our business, and we have incurred and expect to continue to incur expenditures to maintain compliance. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions. Additionally, some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for environmental contamination at such facilities and sites without regard to causation or knowledge of contamination. We could incur material liabilities under these and other laws and regulations related to environmental protection and safety.

Penwest is dependent on a limited number of suppliers for the gums used in its TIMERx materials.

Penwest’s TIMERx drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan gum and locust bean gum, in the presence of dextrose. These gums are also used in Penwest’s Geminex, gastroretentive and SyncroDose drug delivery systems. Penwest purchases these gums from a primary supplier. Penwest has qualified, or is in the process of qualifying, alternate suppliers with respect to such materials, but it can provide no assurance that interruptions in supplies will not occur in the future. TIMERx is the extended-release technology used in Opana® ER. Any interruption in TIMERx supply could have a material adverse effect on our sales of Opana® ER.

We have indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness.

We currently have a moderate amount of indebtedness. As of December 31, 2010, we have total debt of approximately $1,184.7 million, consisting of $400.0 million of borrowings under the five-year senior secured term loan facility (the Term Loan Facility), $400.0 million of 7.00% Senior Notes due 2020 (the Senior Notes), and $384.7 million of other debt, representing the aggregate principal amounts. Additionally, we have unused availability under the five-year senior secured revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) of up to $500.0 million, not including an up to $200.0 million expansion option available under the Revolving Credit Facility, for total unused availability of up to $700.0 million under the 2010 Credit Facility if the expansion option is exercised. Our indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We may also incur additional indebtedness in the future. For a description of our indebtedness, see Note 18 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including potential additional indebtedness pursuant to the expansion option under our Revolving Credit Facility. The terms of the indenture will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the holders of the notes and the guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to you. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Covenants in our debt agreements restrict our business in many ways.

The agreements governing our outstanding indebtedness subject us to various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants could result in a default under our indebtedness.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in a default under our outstanding indebtedness that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and our lenders could terminate all commitments to extend further credit. The instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of other debt agreements. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder are accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. We have pledged substantially all of our assets as collateral under our 2010 Credit Facility. If the lenders under our 2010 Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the obligations outstanding under our 2010 Credit Facility and our other indebtedness, including the Senior Notes. Furthermore, our borrowings under our 2010 Credit Facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income would decrease. For a description of our indebtedness, see Note 18 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

To service our indebtedness, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our indebtedness or seek to obtain additional financing.

We expect to obtain the funds to pay our expenses and the amounts due under our other indebtedness primarily from operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our operations. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Any failure to make scheduled payments of interest or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could negatively impact our ability to incur additional indebtedness on commercially reasonable terms or at all. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our business, financial condition and other results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

All of our properties are either owned or leased pursuant to operating leases. Our significant properties are as follows:

Property	Location	Purpose	Square Footage	Ownership
Painter’s Crossing One Associates, L.P.(1)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 47,756 square feet	Leased
Painter’s Crossing Two Associates, L.P.(2)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 64,424 square feet	Leased
Painter’s Crossing Three Associates, L.P.(3)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 48,600 square feet	Leased
Brandywine Seven(4)	Chadds Ford, Pennsylvania	Corporate Headquarters	approximately 23,949 square feet	Leased
177 Cantiaque Rock Road LLC(5)	Westbury, New York	Research and Development	approximately 24,190 square feet	Leased
Cedar Brook LP(6)	Cranbury, New Jersey	Distribution / Manufacturing	approximately 51,000 square feet	Leased
HEP Davis Spring, L.P.(7)	Austin, Texas	HealthTronics Headquarters and Manufacturing / Service Center	approximately 67,405 square feet	Leased
Qualitest Building	Huntsville, Alabama	Qualitest Headquarters / Distribution	approximately 280,000 square feet	Owned
Vintage Pharmaceuticals, LLC liquids formulation facility	Huntsville, Alabama	Distribution / Manufacturing / Laboratories	approximately 180,000 square feet	Owned
Vintage Pharmaceuticals, LLC tablets manufacturing facility	Huntsville, Alabama	Distribution / Manufacturing / Laboratories	approximately 309,000 square feet	Owned
Charlotte Building	Charlotte, North Carolina	Distribution / Manufacturing / Laboratories	approximately 60,000 square feet	Owned
Charlotte Warehouse(8)	Charlotte, North Carolina	Distribution	approximately 58,000 square feet	Leased

(1)	- Lease term ends August, 2012
(2)	- Lease term ends January, 2015
(3)	- Lease term ends March, 2018
(4)	- Lease term ends January, 2015
(5)	- Lease term ends May, 2013
(6)	- Lease term ends March, 2015
(7)	- Lease term ends September, 2015
(8)	- Lease term ends May, 2021

Item 3.	Legal Proceedings

The disclosures under Note 14, Commitments and Contingencies-Legal Proceedings, included in the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated in this Part I, Item 3 by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “ENDP”. The following table sets forth the quarterly high and low share price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

	Endo Common Stock
	High	Low
Year Ending December 31, 2010
1st Quarter	$24.85	$19.19
2nd Quarter	$24.29	$19.58
3rd Quarter	$34.26	$21.30
4th Quarter	$38.20	$32.80
Year Ending December 31, 2009
1st Quarter	$26.14	$16.29
2nd Quarter	$18.55	$15.75
3rd Quarter	$23.37	$16.81
4th Quarter	$24.10	$19.11

Holders . As of February 18, 2011, we estimate that there were approximately 57 record holders of our common stock.

Dividends. We have never declared or paid any cash dividends on our capital stock. In November 2010, we established a $400 million, five-year senior secured term loan facility (the Term Loan Facility), and a $500 million, five-year senior secured revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) with JP Morgan Chase Bank, Royal Bank of Canada and certain other lenders. We also entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400 million aggregate principal amount of 7.00% Senior Notes due 2020 (the Senior Notes). Subject to certain limitations, we are permitted to pay dividends under the 2010 Credit Facility and the indenture governing the Senior Notes.

Performance Graph. The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock with that of the cumulative total stockholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2005 and ending December 31, 2010. The graph assumes $100 invested on December 31, 2005 in the Company’s common stock and in each of the comparative indices. Our historic stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2005	2006	2007	2008	2009	2010
Endo Pharmaceuticals Holdings Inc.	$100.00	$91.14	$88.14	$85.53	$67.81	$118.01
NASDAQ Composite Index	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
NASDAQ Pharmaceutical Index	$100.00	$101.61	$94.58	$87.40	$95.29	$101.44

Recent sales of unregistered securities; Use of proceeds from registered securities. During the fourth quarter of 2010, the Company did not sell any unregistered securities.

Purchase of equity securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo Pharmaceuticals Holdings Inc. common stock by the Company during the three-months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2010 to October 31, 2010	—	$—	—	$266,209,864
November 1, 2010 to November 30, 2010	—	—	—	266,209,864
December 1, 2010 to December 31, 2010	—	—	—	266,209,864

Total	—	$—	—	$266,209,864

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$1,716,229	$1,460,841	$1,260,536	$1,085,608	$909,659

Operating income	465,366	390,024	387,474	317,226	210,529
Income before income tax	420,698	359,660	391,828	353,250	233,734

Consolidated net income	$287,020	$266,336	$255,336	$227,440	$137,839
Less: Net income attributable to noncontrolling interests	28,014	—	—	—	—

Net income attributable to Endo Pharmaceuticals Holdings Inc.	$259,006	$266,336	$255,336	$227,440	$137,839

Basic and Diluted Net Income Per Share Attributable to Endo Pharmaceuticals Holdings Inc.:
Basic	$2.23	$2.27	$2.07	$1.70	$1.03
Diluted	$2.20	$2.27	$2.06	$1.69	$1.03
Shares used to compute basic net income per share attributable to Endo Pharmaceuticals Holdings Inc.	116,164	117,112	123,248	133,903	133,178
Shares used to compute diluted net income per share attributable to Endo Pharmaceuticals Holdings Inc.	117,951	117,515	123,720	134,525	133,911
Cash dividends declared per share	$—	$—	$—	$—	$—

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$466,214	$708,462	$775,693	$350,325	$628,085
Total assets	3,912,389	2,488,803	1,908,733	1,702,638	1,396,689
Long-term debt, less current portion, net	1,045,801	322,534	243,150	—	—
Other long-term obligations, including capitalized leases	327,431	196,678	71,999	13,390	17,602
Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	$1,741,591	$1,497,411	$1,207,111	$1,292,290	$1,040,988
Noncontrolling interests	61,738	—	—	—	—
Total stockholders’ equity	$1,803,329	$1,497,411	$1,207,111	$1,292,290	$1,040,988
Other Financial Data:
Net cash provided by operating activities	$453,646	$295,406	$355,627	$365,742	$345,334
Net cash (used in) provided by investing activities	(896,323)	(245,509)	179,807	(614,528)	(66,449)
Net cash provided by (used in) financing activities	$200,429	$(117,128)	$(110,066)	$(28,974)	$(151,756)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates at Endo. This discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 1 of this Report.

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a United States-based, specialty healthcare solutions company focused on branded products and generics, and devices and services. Endo is redefining its position in the healthcare marketplace by anticipating and embracing the evolution of health decisions based on the need for high-quality and cost-effective care. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of complementary branded and generic drugs, devices, services and clinical data to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology. Most recently, we have moved in this direction through our acquisition of Qualitest, which expands and diversifies our generic drug product offerings and enhances our pain management portfolio, and through our acquisition of HealthTronics, which has expanded and diversified our reach as a provider of healthcare services and medical devices and our presence in urology.

We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 86% of our revenues in the year ended December 31, 2010, with 46% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 9% of revenues in the year ended December 31, 2010, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Revenue from our devices and services portfolio accounted for the remainder of our revenues for the year ended December 31, 2010. We generated total revenues of $1.72 billion for the year ended December 31, 2010.

In November 2010, we acquired Qualitest, a leading United States based privately-held generics company. As a combined company, we expect to deliver more comprehensive healthcare solutions across our diversified businesses in Branded Pharmaceuticals, Generics, and Devices and Services in key therapeutic areas including pain and urology. Qualitest, the sixth largest U.S. generics company, as measured by prescriptions filled in the year ended December 31, 2010, is focused on cost-competitive, high-quality manufactured products with cost advantages or with high barriers to entry. We believe Qualitest brings critical mass to our current generics business, further diversifies our business lines and product offerings and enhances our portfolio of pain management products.

In July 2010, we completed our acquisition of HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. In September 2010, we acquired Penwest, a drug development company.

Financial information presented herein reflects the operating results of HealthTronics from July 2, 2010, Penwest from September 20, 2010, and Qualitest from November 30, 2010.

In February 2009, we completed our acquisition of Indevus, a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology, endocrinology and oncology. Indevus’ approved products include Sanctura® and Sanctura XR® for OAB, which are promoted in the United States by Allergan, Inc., Vantas® for advanced prostate cancer, Supprelin® LA for CPP, Delatestryl® for the treatment of hypogonadism and Valstar® for bladder cancer. We also acquired from Indevus a core urology and endocrinology portfolio containing multiple compounds in development including Aveed TM for hypogonadism and the octreotide implant for acromegaly and carcinoid syndrome. Financial information presented herein reflects the operating results of Indevus from February 23, 2009.

We have dedicated sales forces in the United States, consisting of 493 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 81 Endo sales representatives focusing primarily on bladder and prostate cancer products, 34 Endo medical center representatives focusing on the treatment of central precocious puberty and 51 Endo account executives focusing on managed markets customers. We market our branded pharmaceuticals to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

2010—A Year in Review

During 2010, we achieved record revenues and further diversified our Branded Pharmaceuticals, Generics, and Devices and Services businesses in key therapeutic areas, including pain management and urology. We executed on our growth strategy by acquiring Qualitest, a leading generics pharmaceutical company and HealthTronics, a provider of healthcare services and manufacturer of medical devices primarily for the urology community. Our acquisition of Penwest contributed to our core pain management franchise and will permit us to maximize the value of our Opana® ER franchise. Additionally, in December 2010, the FDA approved FortestaTM Gel as a treatment for men suffering from low testosterone (Low T), also known as hypogonadism. The approval of FortestaTM Gel reinforces our commitment to men’s health by providing an important new treatment option for millions of men with Low T. In 2010, we were committed to our strategy of delivering more comprehensive healthcare solutions across our diversified businesses.

Revenues for the year ended December 31, 2010 were $1.72 billion, a 17.5% increase over 2009, with net income attributable to Endo Pharmaceuticals Holdings Inc. in 2010 of $259.0 million, or $2.20 per diluted share, as compared to $266.3 million or $2.27 per diluted share in 2009. The increase in revenues was driven by organic growth in our branded pharmaceuticals product portfolio, including Lidoderm®, Opana® ER and Voltaren® Gel, as well as our acquisitions of both HealthTronics and Qualitest, which contributed $102.1 million and $30.3 million, respectively, to our total 2010 revenue. Also included in 2010 are the revenues from the products we acquired, including Supprelin® LA and other brands, resulting from our acquisition of Indevus. The full year of revenues from these products in 2010 compares to a partial year in 2009 as the revenue from Indevus was included from February 23, 2009 through December 31, 2009.

Business Environment

The Company conducts its business within the pharmaceutical and healthcare services industries, which are highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products and services, including efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance at our third-party manufacturing operations, and research and development of new products. To successfully compete for business in the healthcare industry, the Company must demonstrate that its products and services offer medical benefits as well as cost advantages. Currently, most of the Company’s products compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges. Similarly, the Company competes with other providers of the services we offer as well as providers of alternative treatments.

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

The healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on the Company’s sales. The U.S. Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the United States. This legislation has had a modest favorable impact on the Company as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls.

The growth of Managed Care Organizations (MCOs) in the United States has increased competition in the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in MCO formularies and the Company generally has been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

Changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, as a result of the current global economic downturn may impact the Company’s business.

Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc., Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Almac Pharma Services and Sharp Corporation. Shifting or adding manufacturing capacity can be a lengthy process that could require significant expenditures and regulatory approvals. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While some provisions of the new healthcare reform law go into effect this year, most of the provisions will not begin to be implemented until 2014 and beyond. Since implementation will be incremental to the enactment date of the law, there are still many challenges and uncertainties ahead. Such a comprehensive reform measure may require expanded implementation efforts on the part of federal and state agencies embarking on rule-making to develop the specific components of their new authority. The Company will monitor closely the implementation of the new law. In addition, the Company will continue to monitor attempts to repeal, replace, or defund the U.S. Health Reform Law. This effort will primarily take place on two fronts: 1) in Congress through attempts to pass legislation to overturn all or specific sections of the law and 2) in the Courts through attempts to have the law declared unconstitutional.

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

The overall impact from healthcare reform reflects a number of uncertainties. Nevertheless, we believe that changes to the Medicaid fee for service program and Medicaid Managed Care plans drove the bulk of our impact in 2010. There are a number of other provisions in the legislation that collectively are expected to have a small impact, including originator AMP for new formulations, the expansion of 340B pricing and the revision of the AMP definition (effective October 1, 2010) to remove physician class of trade. These various elements of healthcare reform adversely impacted our total revenues by approximately $20 million for the year ending December 31, 2010. Other elements will affect us during 2011. In particular, reducing the size of the donut hole in Medicare Part D coverage by 50% and the payment of an annual fee based on branded prescription drug sales to specific government programs will both have an incremental effect next year. As a result, the overall impact of Healthcare reform in 2011 is expected to increase compared to 2010.

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

FDA advisory committee

The FDA held a public advisory committee meeting in June 2009 to discuss acetaminophen use in both over-the-counter (OTC) and prescription (Rx) products, the potential for liver injury, and potential interventions to reduce the incidence of liver injury. The panel’s recommendations followed the release in May 2009 of an FDA report that found severe liver damage, and even death, can result from a lack of consumer awareness that acetaminophen can cause such injury. These recommendations were advisory in nature and the FDA was not bound to follow these recommendations.

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum amount of acetaminophen in prescription drug products, to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Under additional authority granted to the FDA by the FDAAA, the FDA notified holders of approved NDA’s and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to reflect new safety information about acetaminophen and liver toxicity. The FDA also announced that it was asking product sponsors to limit the maximum strength of acetaminophen per unit of the combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those products that contain more than 325 mg of acetaminophen from the market. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet, Endocet and Zydone. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Qualitest Acquisition

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010.

HealthTronics Acquisition

On July 2, 2010 (the HealthTronics Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $214.8 million in aggregate cash consideration for 100% of the outstanding shares, at which time HealthTronics became a wholly-owned subsidiary of the Company. The HealthTronics shares were purchased at a price of $4.85 per share. In addition, Endo paid $40 million to retire HealthTronics debt that had been outstanding under its senior credit facility. As a result of the acquisition, the HealthTronics senior credit facility was terminated.

Penwest Acquisition

On September 20, 2010 (the Penwest Acquisition Date), the Company completed its tender offer for the outstanding shares of common stock of Penwest, at which time Penwest became a majority-owned subsidiary of the Company. On November 4, 2010, we closed this acquisition immediately following a special meeting of shareholders of Penwest at which they approved the merger. We paid approximately $171.8 million in aggregate cash consideration. Penwest is now our wholly-owned subsidiary.

Pipeline Developments

In February 2011, the FDA requested that additional pre-clinical studies, including a carcinogenicity study, be completed prior to the submission of the NDA for the octreotide implant for the treatment of acromegaly. Although this development causes a delay of up to four years in the timing associated with regulatory approval, the Company intends to continue the development of this product and is encouraged by recent preliminary results from its Phase III study.

In addition, the Company recently assessed all of its in-process research and development assets and concluded, separately, to discontinue development of its octreotide implant for the treatment of carcinoid syndrome due to recent market research that indicates certain commercial challenges, including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies.

In January 2011, the Company entered into a Discovery, Development and Commercialization Agreement (the 2011 Orion Agreement) with Orion Corporation (Orion) to exclusively co-develop products for the treatment of certain cancers and solid tumors. In January 2011, Endo exercised its option to obtain a license to jointly develop and commercialize Orion’s Anti-Androgen program focused on castration-resistant prostate cancer, one of Orion’s four contributed research programs, and made a corresponding payment to Orion for $10 million, which will be expensed in the first quarter of 2011.

In December 2010, the FDA approved FortestaTM Gel for the treatment of Low T, also known as hypogonadism. Endo expects to introduce FortestaTM Gel in the United States in early 2011.

In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In January 2011, we received a complete response letter from the FDA. The FDA issues complete response letters to communicate that its initial review of an NDA or ANDA is complete and that the application cannot be approved in its present form. A complete response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The letter did not require that additional clinical studies be conducted for approval of the NDA. We have begun to address the issue described in the complete response letter and will work closely with the FDA to finalize our response. We are confident that we can address the issue set forth, currently anticipate responding to the FDA by mid 2011 and would expect a six month review cycle once our response is filed.

In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the

Impax Agreement, Endo paid Impax an upfront payment of $10 million, which was recorded as research and development expense for the year ended December 31, 2010. In addition, under the terms of the Impax agreement, Impax could potentially receive up to approximately $30 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Agreement upon a material breach.

On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. The letter also specified that the proposed REMS is not sufficient. We continue to evaluate how best to address the concerns of the FDA and intend to have future additional dialogue with the agency regarding a possible regulatory pathway.

In July 2009, we entered into a License, Development and Supply Agreement (Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively, Bioniche), whereby we licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as UrocidinTM in the United States with an option for global rights. We exercised our option for global rights in the first quarter of 2010. UrocidinTM is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing.

Branded Business Activity

In June 2010, the Company and Penwest settled litigation with both Impax and Sandoz, Inc. (Sandoz) regarding the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII. The Company and Penwest have agreed to dismiss our suit with prejudice and Impax and Sandoz have agreed to dismiss their counterclaims with prejudice. Under the terms of the settlement, the Company and Penwest have agreed to grant Impax and Sandoz a license to the patents to sell a generic version of Opana® ER on or after January 1, 2013 and September 15, 2012, respectively, and earlier under certain circumstances, and have agreed not to sue Impax or Sandoz under such patents.

Change in Directors and Executive Officers

On April 28, 2010, Clive A. Meanwell, M.D., Ph.D. notified us of his intent to not stand for reelection as a director of Endo at our 2010 Annual Meeting of Stockholders, so that he may better focus on his other professional responsibilities. Dr. Meanwell served as a director of the Company until the expiration of his term at our 2010 Annual Meeting of Stockholders.

On March 12, 2010, our Board of Directors appointed Julie H. McHugh as our Executive Vice President and Chief Operating Officer.

RESULTS OF OPERATIONS

The Company reported net income attributable to Endo Pharmaceuticals Holdings, Inc. for 2010 of $259.0 million or $2.20 per diluted share on total revenues of $1.72 billion compared with net income of $266.3 million or $2.27 per diluted share on total revenues of $1.46 billion for 2009.

Consolidated Results Review

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 increased 17.5% to $1.72 billion from $1.46 billion in the comparable 2009 period. This increase in revenues is primarily driven by organic growth in our branded pharmaceuticals product portfolio, including Lidoderm®, Opana® ER, and Voltaren® Gel, as well as our 2010 acquisitions, including $102.1 million in revenues from HealthTronics and $30.3 million in revenues from Qualitest. Lastly, included in 2010 are the revenues from the products we acquired, including Supprelin® LA and other brands, resulting from our acquisition of Indevus. The full year of revenues from these products in 2010 compares to a partial year in 2009 as the revenue from Indevus was included from February 23, 2009 through December 31, 2009. For the year-ended December 31, 2010, sales growth was essentially volume driven, while price fluctuations had no material impact.

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2010		2009
	$	%	$	%
Lidoderm®	782,609	46	$763,698	52
Opana® ER and Opana®	299,080	17	230,631	16
Percocet®	121,347	7	127,090	9
Voltaren® Gel	104,941	6	78,868	5
Frova®	59,299	3	57,924	4
Supprelin® LA	46,910	3	27,822	2
Other brands	53,386	3	50,077	3

Total brands*	1,467,572	86	1,336,110	91
Total generics	146,513	9	124,731	9
Total devices and service revenue	102,144	6	—	—

Total revenues*	1,716,229	100	$1,460,841	100

*	– Percentages may not add due to rounding.

Lidoderm®. Net sales of Lidoderm® for the year ended December 31, 2010 increased by $18.9 million or 2% to $782.6 million from $763.7 million in the comparable 2009 period. The growth of this product has slowed, in recent years, as it matures and competition in the topical pain market increases. Notwithstanding, the product has had a solid performance this year and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base.

Opana® ER and Opana®. Net sales of Opana® ER and Opana® for the year ended December 31, 2010 increased by 30% or $68.4 million to $299.1 million from $230.6 million in the comparable 2009 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products. In addition, our strategy to effectively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Percocet®. Net sales of Percocet® for the year ended December 31, 2010 decreased by $5.7 million or 5% to $121.3 million from $127.1 million in the comparable 2009 period. The decrease is primarily attributable to decreased volumes during 2010 as compared to 2009, partially offset by price increases.

Voltaren® Gel. Net sales of Voltaren® Gel for the year ended December 31, 2010 increased by $26.1 million or 33% to $104.9 million from $78.9 million in the comparable 2009 period. The increase was driven by volume. The Company launched Voltaren® Gel in March 2008. We believe the growth of Voltaren® Gel since its launch is driven by improved formulary positioning with MCOs, and the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience. We believe we are establishing a strong position in the osteoarthritis market with Voltaren® Gel.

Frova®. Net sales of Frova® for the year ended December 31, 2010 increased by $1.4 million or 2% to $59.3 million from $57.9 million in the comparable 2009 period. The growth in net sales is primarily attributable to price increases, partially offset by decreases in volume.

Supprelin® LA. Net sales of Supprelin® LA during 2010 increased by $19.1 million or 69% from the comparable 2009 period. This increase was driven primarily by volume growth in 2010, as well as a full twelve months of activity in 2010 compared to a partial period in 2009. In 2010, volume growth was driven primarily by an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the year ended December 31, 2010 increased by $3.3 million or 7% to $53.4 million from $50.1 million in the comparable 2009 period. This increase is primarily attributable to a full year of royalty revenue from Sanctura® and Sanctura XR® compared to approximately ten months in 2009.

Generics. Net sales of our generic products for the year ended December 31, 2010 increased by $21.8 million or 17% to $146.5 million from $124.7 million in the comparable 2009 period. This increase was primarily driven by our acquisition of Qualitest on November 30, 2010, which contributed $30.3 million of net sales of generic products in 2010. This increase was partially offset by a shortage of other competing generic opioids in the market during the first half of 2009, which was an anomaly and did not recur to the same extent during 2010.

Device and service revenues. Device and service revenues were $102.1 million during the year ended December 31, 2010. This amount consists of revenues from the acquisition of HealthTronics.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2010		2009
	$	% of revenues	$	% of revenues
Cost of revenues	$504,757	29%	$375,058	26%
Selling, general and administrative	547,605	32%	534,523	37%
Research and development	144,525	8%	185,317	13%
Impairment of other intangible assets	35,000	2%	69,000	5%
Acquisition-related items	18,976	1%	(93,081)	(6)%

Total costs and expenses*	$1,250,863	73%	$1,070,817	73%

*	– Percentages may not add due to rounding.

Costs of Revenues and Gross Margin

Costs of revenues for the year ended December 31, 2010 increased by $129.7 million or 35%, to $504.8 million from $375.1 million in the comparable 2009 period, primarily due to increased revenues in 2010. Gross profit margins were 71% for the year ended December 31, 2010 compared with 74% during the year ended December 31, 2009. The reduction in gross profit margin in 2010 is primarily due to the acquisitions of HealthTronics and Qualitest, which have contributed a lower gross profit margin percentage than Endo’s branded pharmaceuticals net sales relative to total revenues. Gross profit margin has also been unfavorably impacted by the increased amortization expense in 2010 compared to the 2009 period as a result of our recent acquisitions, including a full twelve months of amortization on the acquired Indevus intangible assets. Lastly, gross profit margin was negatively impacted by the increase in royalty expense recorded on net sales of Opana® ER during

2010 compared to the 2009 period, as a result of the expiration of the 50% royalty holiday during the three months ended March 31, 2010, partially offset by the elimination of this royalty obligation in the latter portion of the year, subsequent to our acquisition of Penwest. This royalty, however, was no longer payable beginning on September 20, 2010 as a result of the acquisition of Penwest.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 increased by 2% to $547.6 million from $534.5 million in the comparable 2009 period. The increase in selling, general and administrative expenses for 2010 compared to 2009 is primarily attributable to increased expenses as a result of our acquisitions of HealthTronics, Qualitest, and Penwest of $24.7 million as well as $10.1 million of certain costs incurred in connection with continued efforts to enhance the cost structure of the Company, and $6.7 million in start-up costs associated with our contract sales organization. These amounts were partially offset by a reduction in selling, general and administrative expenses from Indevus in 2010 compared to 2009 resulting from further integration of Indevus into our operations during 2010, the favorable impact of certain cost reduction initiatives, and the timing of certain sales and marketing programs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2010 decreased by 22% to $144.5 million from $185.3 million in the comparable 2009 period. This decrease is primarily a result of lower upfront and milestone payments in 2010, as compared to 2009.

Impairment of Other Intangible Assets

In May 2010, Teva Pharmaceutical Industries Ltd. terminated the pagoclone development and licensing arrangement with the Company upon the completion of the Phase IIb study. As a result, the Company concluded that there was a decline in the fair value of the corresponding indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge during the year ended December 31, 2010. As part of our annual review of all in-process research and development assets, we conducted an in-depth review of both octreotide indications. This review covered a number of factors including the market potential of each product given its stage of development, taking into account, among other things, issues of safety and efficacy, product profile, competitiveness of the marketplace, the proprietary position of the product and its potential profitability. Our review resulted in no impact to the carrying value of our octreotide – acromegaly intangible asset. However, the analysis identified certain commercial challenges with respect to the octreotide – carcinoid syndrome intangible asset including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies. Upon analyzing the Company’s R&D priorities, available resources for current and future projects, and the commercial potential for octreotide – carcinoid syndrome, the Company has decided to discontinue development of octreotide for the treatment of carcinoid syndrome. As a result of the above developments, the Company recorded a pre-tax non-cash impairment charge of $22.0 million for the year ended December 31, 2010, to write-off, in its entirety, the octreotide – carcinoid syndrome intangible asset. This compares to a $65.0 million impairment charge relating to the write-down of our AveedTM indefinite-lived intangible asset and a $4.0 million write-off of our Pro2000 indefinite-lived intangible asset in 2009. However, due to the unsuccessful Phase III clinical trials for Pro2000, which were completed in December of 2009, the Company concluded there was no further value or alternative use associated with this indefinite-lived asset. As a result of the FDA’s response letter received in December of 2009, the Company reassessed the fair value of our AveedTM indefinite-lived intangible asset and concluded that the asset was impaired due to a change in probability of approval, relative timing of commercialization and the changes to the targeted population of eligible recipients. The extent of the impairment was partially offset due to the Company being notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. The patent should expire no earlier than late 2025.

Acquisition-Related Items

Acquisition-related items for the year ended December 31, 2010 were $19.0 million in expense compared to $93.1 million of income in 2009. Acquisition-related items in 2010 primarily consisted of transaction fees of $70.4 million, including legal, separation, integration, and other expenses for our 2010 acquisitions, partially offset by favorable changes in the fair value of the acquisition-related contingent consideration of $51.4 million, which was recorded as a gain. The change in the fair value of the acquistion-related contingent consideration was primarily due to management’s current assessment that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filing and FDA approval of octreotide for the treatment of acromegaly. This compares to $93.1 million in income in the comparable 2009 period, in which we incurred $35.0 million of acquisition-related costs which were attributable to transaction fees, professional service fees, employee retention and separation arrangements and other costs related to the Indevus acquisition. These costs were more than offset by favorable changes in the fair value of the acquisition-related contingent consideration which resulted in a gain of $128.1 million during the year ended December 31, 2009.

Interest Expense (Income), net

The components of interest expense, net for the years ended December 31 are as follows (in thousands):

	2010	2009
Interest expense	$47,956	$41,247
Interest income	(1,355)	(3,529)

Interest expense, net	$46,601	$37,718

Interest expense for the year ended December 31, 2010 was $48.0 million compared with $41.2 million for the comparable period in 2009. This increase is primarily due to $8.5 million of interest expense resulting from the $800 million of indebtedness the Company incurred in November of 2010. Interest income decreased to $1.4 million for the year ended December 31, 2010 compared to $3.5 million in the comparable 2009 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities, as well as the yields on those investments.

Other Income, net

The components of other expense, net for the years ended December 31 are as follows (in thousands):

	2010	2009
Gain on trading securities	(15,420)	(15,222)
Loss on auction-rate securities rights	15,659	11,662
Other (income) expense	(2,172)	231

Other income, net	$(1,933)	$(3,329)

During 2010, the value of our trading auction-rate securities increased by $15.4 million. The increase in fair value was more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $15.7 million. These changes were primarily a result of the Company exercising the auction-rate securities rights in the second quarter of 2010 and liquidating our outstanding UBS AG (UBS) auction-rate security portfolio at par value. During 2009, the value of our trading auction-rate securities increased by $15.2 million, which was partially offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $11.7 million.

Income Tax

Income tax expense for the year ended December 31, 2010 increased by 43% to $133.7 million from $93.3 million in the comparable 2009 period. The increase in income tax expense is due to the increase in income before income tax as compared to 2009, as well as the increase in our effective income tax rate to 31.8% from 25.9% in 2009. The increase in the effective income tax rate is primarily the result of a smaller favorable impact related to changes in the fair value of acquisition related contingent consideration of $15.7 million in 2010, compared to $40.5 million in 2009. These impacts resulted from non-taxable reductions in the fair value of contingent consideration of $44.8 million in 2010, compared to $115.7 million in 2009. The increase in rate was also impacted by an increase in non-deductable transaction costs, which unfavorably impacted 2010 income tax expense by $9.6 million, compared to $3.3 million in 2009. These increases were partially offset by the impact of the noncontrolling interests in our consolidated limited partnerships and limited liability companies assumed with the HealthTronics acquisition, as they are not taxable to Endo and favorably impacted 2010 income tax expense by $9.8 million.

2011 Outlook

We estimate that our 2011 total revenues will be between $2.35 billion and $2.45 billion. Our estimate is based on the continued growth of both our generic and branded product portfolios, driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel, and by new revenues from launching FortestaTM Gel as well as the full-year effect of our acquisitions of HealthTronics and Qualitest. Cost of revenues as a percent of total revenues is expected to increase when compared to 2010. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with HealthTronics and Qualitest as well as a full year’s change in mix of revenues as a result of the Qualitest, HealthTronics, and Penwest acquisitions. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2011, relative to 2010, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts and forecasted synergies associated with our 2010 acquisitions. Absolute selling, general and administrative expenses, however, will increase, reflecting the full year effects of our acquisitions. As well, we will continue to provide promotional support behind our key on-market products. Research and development expenses are expected to increase due to the addition of Qualitest’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, as well as the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Of course, there can be no assurance that the Company will achieve these results.

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

The following table displays our revenues by product category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2009		2008
	$	%	$	%
Lidoderm®	$763,698	52	$765,097	61
Opana® ER and Opana®	230,631	16	180,429	14
Percocet®	127,090	9	129,966	10
Voltaren® Gel	78,868	5	23,791	2
Frova®	57,924	4	58,017	5
Supprelin® LA	27,822	2	—	—
Other brands	50,077	3	10,904	1

Total brands*	1,336,110	91	1,168,204	93
Total generics	124,731	9	92,332	7

Total revenues*	$1,460,841	100	$1,260,536	100

*	– Percentages may not add due to rounding.

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

Supprelin® LA. Net sales of Supprelin® LA during 2009 were $27.8 million. The Company began selling Supprelin® LA in February 2009 upon our acquisition of Indevus.

Other brands. Net sales of our other branded products for the year ended December 31, 2009 increased by $39.2 million or 359% to $50.1 million from $10.9 million in the comparable 2008 period. This increase is primarily driven by net sales of Vantas®, acquired from Indevus during 2009. Net sales of Vantas® from the acquisition date through December 31, 2009 were $20.0 million. Also contributing to this increase was royalty income, primarily from Sanctura® and Sanctura XR®, of $9.3 resulting from our acquisition of Indevus in February 2009.

Generics . Net sales of our generic products for the year ended December 31, 2009 increased by $32.4 million or 35% to $124.7 million from $92.3 million in the comparable 2008 period. The 2009 increase was primarily due to a shortage of other competing generic opioids in the market during the first half of 2009. The supply of these generic products has largely returned to normal levels in the second half of 2009.

Gross Margin, Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2009		2008
	$	% of revenues	$	% of revenues
Cost of revenues	$375,058	26%	$267,235	21%
Selling, general and administrative	534,523	37%	488,063	38%
Research and development	185,317	13%	110,211	9%
Acquisition-related items	(93,081)	(6)%	—	—%
Impairment of other intangible assets	69,000	5%	8,083	1%
Purchased in-process research and development	—	—%	(530)	* %

Total costs and expenses**	$1,070,817	73%	$873,062	69%

*	– amount less than 1%.
**	– Percentages may not add due to rounding.

Costs of Revenues and Gross Margin

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

Selling, General and Administrative Expenses

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

Research and Development Expenses

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

Acquisition-Related Items

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

Impairment of Other Intangible Assets

During the year ended December 31, 2009, we recorded an impairment charge of $65.0 million relating to the write-down of our AveedTM indefinite-lived intangible asset and a $4.0 million write-off of our Pro2000 indefinite-lived intangible asset. As a result of the FDA’s response letter received in December of 2009, the Company reassessed the fair value of our AveedTM indefinite-lived intangible asset and concluded that the asset was impaired due to a change in probability of approval, relative timing of commercialization and the changes to the targeted population of eligible recipients. The extent of the impairment was partially offset due to the Company being notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. The patent should expire no earlier than late 2025. However, due to the unsuccessful Phase III clinical trials for Pro2000, which were completed in December of 2009, the Company concluded there was no further value or alternative use associated with this indefinite-lived asset. During the year ended December 31, 2008, as a result of our decision to discontinue the development of RapinylTM, we recorded an impairment charge in the amount of $8.1 million to write-off the remaining balance of our RapinylTM intangible asset.

Purchased In-Process Research and Development

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

Interest expense for the year ended December 31, 2009 was $41.2 million compared with $18.7 million for the comparable period in 2008. This increase is primarily due to interest expense recognized on the Non-recourse notes and the 6.25% Convertible senior notes due July 2009 assumed from Indevus (the Indevus Notes). Additionally, the increase in interest expense reflects a full year of debt discount accretion and interest expense relating to our 1.75% Convertible Senior Subordinated Notes due 2015 (the Convertible Notes) for the year ended December 31, 2009 compared to approximately eight months for the year ended December 31, 2008. Interest income decreased to $3.5 million for the year ended December 31, 2009 compared to $24.8 million in the comparable 2008 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments. During the first half of 2008, as a result of uncertainties in the global credit markets, the auction-rate securities market became illiquid and since that time, yields on these securities have decreased significantly.

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

Business Segment Results Review

As a result of our recent acquisitions, the Company has realigned its internal management reporting to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

The three reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics and (3) Devices and Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals

This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The established products that are included in this operating segment includes Lidoderm®, Opana® ER and Opana®, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar®.

Generics

This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our newly acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology and hypertension markets.

Devices and Services

The Devices and Services operating segment provides urological services, products, and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the following five business lines: Lithotripsy services, Prostate treatment services, Radiation therapy services, Anatomical pathology services, and Medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before tax. We define adjusted income (loss) before tax as income (loss) before tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of commercial intangible assets related to marketed products, inventory step-up recorded as part of our acquisitions, and certain other items that the Company believes do not reflect its core operating performance.

Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before tax by adding the adjusted income (loss) before tax of each of our reportable segments to corporate unallocated adjusted income (loss) before tax.

Endo refers to adjusted income (loss) before tax in making operating decisions because it believes it provides meaningful supplemental information regarding the Company’s operational performance. For instance, Endo believes that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by Endo in its financial and operational decision-making. In addition, Endo has historically reported similar financial measures to its investors and believes that the inclusion of comparative numbers provides consistency in its financial reporting at this time. Further, Endo believes that adjusted income (loss) before tax may be useful to investors as it is aware that certain of its significant stockholders utilize adjusted income (loss) before tax to evaluate its financial performance. Finally, adjusted operating income (loss) is utilized in the calculation of adjusted diluted net income per share, which is used by the Compensation Committee of Endo’s Board of Directors in assessing the performance and compensation of substantially all of its employees, including its executive officers.

There are limitations to using financial measures such as adjusted income (loss) before tax. Other companies in our industry may define adjusted income (loss) before tax differently than we do. As a result, it may be difficult to use adjusted income (loss) before tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) before tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated operating income and our consolidated income before tax, which are determined in accordance with U.S. GAAP and included in our Consolidated Statements of Operations in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

The following table displays our revenue by reportable segment and as a percentage of total revenues for 2010 and 2009 (dollars in thousands):

	2010	2009
Branded Pharmaceuticals	$1,467,572	$1,336,110
Generics	146,513	124,731
Devices and Services	102,144	—

Total revenues	$1,716,229	$1,460,841

Branded Pharmaceuticals. Net sales during 2010 increased 10% to $1,467.6 million from $1,336.1 million in 2009. This increase was primarily driven by increased revenues of Lidoderm®, Opana® ER and Opana® and Voltaren® Gel. Also, included in the 2010 amount are the full year revenues from the products we acquired, including Supprelin® LA and other brands, from Indevus. This compares to a partial year in 2009 as the revenue from Indevus products was included from February 23, 2009 through December 31, 2009.

Generics. Net sales during 2010 increased 17% to $146.5 million from $124.7 million in 2009. This increase was primarily driven by our acquisition of Qualitest in November 2010, which contributed $30.3 million of net sales to our Generics segment in 2010. This increase was partially offset by a shortage of other competing generic opioids in the market during the first half of 2009, which was an anomaly and did not recur to the same extent during 2010.

Devices and Services. Revenue during 2010 was $102.1 million. This amount consists entirely of revenues from the acquisition of HealthTronics in July 2010.

Adjusted income (loss) before tax

The following table displays our adjusted income (loss) before tax by reportable segment and as a percentage of total revenues for 2010 and 2009 (dollars in thousands).

	2010	2009
Branded Pharmaceuticals	$757,453	$642,997
Generics	24,722	28,557
Devices and Services	35,538	—
Corporate unallocated	(194,459)	(174,994)

Total income before income taxes	$623,254	$496,560

Branded Pharmaceuticals. Adjusted income (loss) before income tax during 2010 increased 18% to $757.5 million from $643.0 million in 2009. This increase was primarily driven by increased revenues from our Branded Pharmaceuticals segment as well as decreases in operating expenses as a result of companywide cost reduction initiatives, particularly related to sales and marketing.

Generics. Adjusted income (loss) before income tax during 2010 decreased 13% to $24.7 million from $28.6 million in 2009. This decrease was primarily driven by the operating expenses related to our acquisition of Qualitest in November 2010, as well as investments that the company is making in the legacy Endo generics portfolio. These amounts were partially offset by increased revenues from our Generics business in 2010 compared to 2009.

Devices and Services. Adjusted income (loss) before income tax during 2010 was $35.5 million. This amount consists entirely of the operating results of HealthTronics, which we acquired in July 2010.

Corporate unallocated. Corporate unallocated adjusted loss before tax during 2010 increased 11% to $194.5 million from $175.0 million in 2009. Corporate unallocated adjusted loss before tax as a percent of consolidated total revenues decreased to 11.3% in 2010 compared to 12.0% in 2009. These fluctuations were primarily driven by the continued growth of the business in 2010, partially offset by the favorable impact of companywide cost reduction initiatives.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated operating income and our consolidated income before tax, which are determined in accordance with U.S. GAAP, for the years ended December 31, 2010 and 2009 (in thousands):

	Twelve Months Ended December 31,
	2010	2009
Total consolidated adjusted income (loss) before tax	$623,254	$496,560
Upfront and milestone payments to partners	(23,850)	(77,099)
Acquisition-related items	(18,976)	93,081
Cost reduction initiatives	(17,245)	(2,549)
Asset impairment charges	(35,000)	(69,000)
Amortization of commercial intangible assets related to marketed products	(83,974)	(62,931)
Inventory step-up	(6,289)	(11,268)
Purchased in-process research and development	—	—
Non-cash interest expense	(16,983)	(14,719)
Other (expense) income	(239)	3,560
Gain on extinguishment of debt	—	4,025

Total consolidated income before income tax	$420,698	$359,660

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

The following table displays our revenue by reportable segment and as a percentage of total revenues for 2009 and 2008 (dollars in thousands).

	2009	2008
Branded Pharmaceuticals	$1,336,110	$1,168,204
Generics	124,731	92,332

Total revenues	$1,460,841	$1,260,536

Branded Pharmaceuticals. Net sales during 2009 increased 14% to $1,336.1 million from $1,168.2 million in the comparable 2008 period. This increase in revenues is primarily driven by increased sales of Opana® ER and Opana®, and Voltaren® Gel. Additionally, new products from our acquisition of Indevus in February 2009, included in other brands, accounted for 4% of total revenues at December 31, 2009.

Generics. Net sales during 2009 increased 35% to $124.7 million from $92.3 million in the comparable 2008 period. The 2009 increase was primarily due to a shortage of other competing generic opioids in the market during the first half of 2009. The supply of these generic products largely returned to normal levels in the second half of 2009.

Adjusted income (loss) before tax

The following table displays our adjusted income (loss) before tax by reportable segment and as a percentage of total revenues for 2009 and 2008 (dollars in thousands):

	2009	2008
Branded Pharmaceuticals	$642,997	$581,152
Generics	28,557	23,163
Corporate unallocated	(174,994)	(130,539)

Total consolidated adjusted income (loss) before tax	$496,560	$473,776

Branded Pharmaceuticals. Adjusted income (loss) before tax during 2009 increased 11% to $643.0 million from $581.1 million in the comparable 2008 period. This increase was primarily driven by increased net sales.

Generics. Adjusted income (loss) before tax during 2009 increased 23% to $28.6 million from $23.2 million in the comparable 2008 period. This increase was primarily driven by increased net sales.

Corporate unallocated. Corporate unallocated adjusted loss before tax during 2009 increased 34% to $175.0 million from $130.5 million in the comparable 2008 period. This fluctuation was primarily driven by the continued growth of the business in 2009, including the operational costs resulting from the acquisition of Indevus.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated operating income and our consolidated income before tax, which are determined in accordance with U.S. GAAP, for the years ended December 31, 2009 and 2008 (in thousands).

	Twelve Months Ended December 31,
	2009	2008
Total consolidated adjusted income (loss) before tax	$496,560	$473,776
Upfront and milestone payments to partners	(77,099)	(8,910)
Acquisition-related items	93,081	—
Cost reduction initiatives	(2,549)	(16,375)
Asset impairment charges	(69,000)	(12,680)
Amortization of commercial intangible assets related to marketed products	(62,931)	(30,821)
Inventory step-up	(11,268)	—
Purchased in-process research and development	—	530
Non-cash interest expense	(14,719)	(10,372)
Other income (expense)	3,560	(3,320)
Gain on extinguishment of debt	4,025	—

Total consolidated income before income tax	$359,660	$391,828

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $623.7 million at December 31, 2010 compared to $808.4 million and $797.2 million at December 31, 2009 and 2008, respectively. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $466.2 million at December 31, 2010 compared to $733.7 million and $782.2 million at December 31, 2009 and 2008, respectively. Cash and cash equivalents at December 31, 2010, December 31, 2009, and December 31, 2008 primarily consisted of bank deposits, time deposits and money market funds.

In 2011, we expect that sales of our currently marketed branded and generic products as well as our devices and services will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital, general corporate expenses, the payment of contractual obligations, including scheduled principal and interest payments on our outstanding borrowings and any regulatory and/or sales milestones that may become due.

Beyond 2011, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments of up to approximately $336.5 million in contingent cash consideration payments related to our acquisitions of Indevus and Qualitest, products, product rights, or technologies, the payment of contractual obligations, including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

In October 2009, we established a $300 million, three-year senior secured revolving credit facility (the 2009 Credit Facility) with JP Morgan Chase Bank, Barclays Capital and certain other lenders. The 2009 Credit Facility was available for letters of credit, working capital and general corporate purposes. The 2009 Credit Facility also permitted up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

On November 30, 2010, we terminated our 2009 Credit Facility and established a $400 million, five-year senior secured term loan facility (the Term Loan Facility), and a $500 million, five-year senior secured revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) with JP Morgan Chase Bank, Royal Bank of Canada, and certain other lenders. The 2010 Credit Facility was established primarily to finance our acquisition of Qualitest and is available for working capital, general corporate purposes, up to $30 million of letters of credit, and up to $30 million of swing line loans (the Swing Line Loans) on same-day notice. The agreement governing the 2010 Credit Facility (the 2010 Credit Agreement) also permits up to $200 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of JP Morgan Chase Bank, as Administrative Agent, without the need for consent from any of the existing lenders under the 2010 Credit Facility.

The obligations of the Company under the 2010 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2010 Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain a maximum leverage ratio and minimum interest coverage ratio as well as limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. Borrowings under the 2010 Credit Facility will bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio from time to time. For term loans and revolving loans (other than Swing Line Loans), the Company may elect to pay interest based on an adjusted LIBOR rate plus between 2.00% and 2.75% or an Alternate Base Rate (as defined in the 2010 Credit Agreement) plus between 1.00% and 1.75%. The Company will also pay a commitment fee of between 35 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Leverage Ratio from time to time.

On November 23, 2010, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2020 (the Senior Notes).The Senior Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the Senior Notes offering to partially finance the acquisition of Qualitest, and to pay related fees and expenses.

The Senior Notes bear interest at a rate of 7.00% per year, accruing from November 23, 2010. Interest on the Senior Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Senior Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture governing the Senior Notes. The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon The Senior Notes receiving investment grade credit ratings.

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The notes were redeemed in November 2010.

Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, timing and extent of future business development activity, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. Pursuant to the existing share repurchase program, we purchased approximately 2.5 million shares of our common stock during 2010 at a cost totaling $59.0 million. We did not purchase any shares of our common stock during the year ended December 31, 2009.

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

Marketable Securities. Beginning in 2008 and continuing through 2010, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. As a result of our auction-rate securities rights agreement with UBS (described in more detail below), we have been able to minimize our credit risk losses. On June 30, 2010, we were able to exercise our auction-rate securities rights (the Rights), described below, with UBS and liquidate our remaining UBS auction-rate security portfolio at par value. At December 31, 2010, $18.8 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. During 2008, the Board of Directors approved an amended investment policy which seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. The amended investment policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

The Company determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate on December 31, 2010 was 5.10% and ranged from 5.37% to 6.12% at December 31, 2009. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spreads over the base rate for our securities applied to our securities was 218 basis points at December 31, 2010 and ranged from 154 basis points to 410 basis points at December 31, 2009.

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

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2010 and December 31, 2009 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2010:
Underlying security:
Student loans	$17,332	$—	$—	$—	$—	$17,332

Total auction-rate securities included in long-term marketable securities	$17,332	$—	$—	$—	$—	$17,332

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
As of December 31, 2009:
Underlying security:
Student loans	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

Total auction-rate securities included in long-term marketable securities	$130,861	$51,781	$9,934	$7,201	$7,557	$207,334

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

During the year ended December 31, 2010, we sold $230.3 million of auction-rate securities at par value. During the year ended December 31, 2009, we sold $23.8 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company received auction-rate securities rights to sell to UBS all auction-rate securities held by the Company as of

February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permitted us to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on June 30, 2010 and ending on July 2, 2012.

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition. As of June 30, 2010, we exercised the Rights and, on July 1, 2010, received cash for our remaining UBS portfolio at par. Accordingly, as of June 30, 2010, our UBS auction-rate securities were reclassified into a current receivable. The remaining $18.8 million of our auction-rate securities portfolio, at par-value, is not held in a UBS account and therefore was not subject to the UBS Offer.

As of December 31, 2010, the yields on our long-term auction-rate securities ranged from 0.54% to 0.60%. As of December 31, 2009, the yields on our long-term auction-rate securities ranged from 0.42% to 0.88%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2010 and, 2009, the weighted average yields for our long-term auction-rate securities were 0.57% and 0.73%, respectively. Total interest recognized on our auction-rate securities during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $2.4 million, and $15.5 million, respectively. The issuers have been making interest payments promptly.

At December 31, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.3 million, representing an eight percent (8%), or $1.5 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a seven percent (7%), or $16.5 million discount from their original purchase price or par value at December 31, 2009. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at December 31, 2010, the resultant discount to the original purchase price or par value would have been $1.1 million and $1.8 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

Working Capital. Working capital decreased to $623.7 million as of December 31, 2010 from $808.4 million as of December 31, 2009. The components of our working capital for the years ended December 31, are below (in thousands):

	2010	2009	2008
Total current assets	$1,359,534	$1,280,581	$1,183,694
Less: Total current liabilities	(735,828)	(472,180)	(386,473)

Working capital	$623,706	$808,401	$797,221

Working capital decreased from 2009 to 2010 primarily as a result of expenditures for our acquisitions of HealthTronics, Penwest, and Qualitest. The acquisitions were further offset by the operating results of HealthTronics, Penwest, and Qualitest, and the sale of $230.3 million of auction-rate debt securities, $205.0 million of which were non-current assets as of December 31, 2009.

Working capital increased slightly from 2008 to 2009 primarily as a result of our first quarter acquisition of Indevus, including the increase in accounts receivable associated with the new Indevus products as well as our deferred tax assets associated with the income tax loss carryforwards and the inclusion of short-term marketable securities and auction-rate securities rights that were classified as long-term assets at December 31, 2008. These amounts were partially offset by the payment of the initial upfront cash consideration for the Indevus transaction, net of cash acquired, of $250 million.

The following table summarizes our statement of cash flows and liquidity (dollars in thousands):

	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$453,646	$295,406	$355,627
Investing activities	(896,323)	(245,509)	179,807
Financing activities	200,429	(117,128)	(110,066)

Net (decrease) increase in cash and cash equivalents	(242,248)	(67,231)	425,368
Cash and cash equivalents, beginning of period	708,462	775,693	350,325

Cash and cash equivalents, end of period	$466,214	$708,462	$775,693

Current ratio	1.8:1	2.7:1	3.1:1
Days sales outstanding	46	43	40

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $453.6 million for the year ended December 31, 2010, a 54% increase from the comparable 2009 period. Net cash provided by operating activities was $295.4 million for the year ended December 31, 2009, a 17% decrease from the comparable 2008 period. Significant components of our operating cash flows for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Cash Flow Data-Operating Activities:
Net income	$287,020	$266,336	$255,336
Depreciation and amortization	108,404	80,381	46,445
Stock-based compensation	22,909	19,593	16,934
Change in fair value of acquisition-related contingent consideration	(51,420)	(128,090)	—
Impairment of long-lived assets	35,000	69,000	12,680
Loss (gain) on auction-rate securities rights	15,659	11,662	(27,321)
(Gain) loss on trading securities	(15,420)	(15,222)	4,225
Other-than-temporary impairment of available-for-sale securities	—	—	26,417
Purchased in-process research and development	—	—	(530)
Changes in assets and liabilities which provided cash	43,672	12,428	4,198
Other, net	7,822	(20,682)	17,243

Net cash provided by operating activities	$453,646	$295,406	$355,627

For the year ended December 31, 2010, changes in net cash provided by operating activities from the year ended December 31, 2009 were primarily driven by increases in net income as a result of increased total revenues, as well as increases (decreases) in non-cash expenses (income) including a $76.7 million decrease in gains resulting from changes in the fair value of contingent consideration and a $28.0 million increase in depreciation and amortization.

For the year ended December 31, 2009, significant changes in net cash provided by operating activities from the year ended December 31, 2008 were primarily driven by a $66.0 million decrease in the cash flow impact of accounts receivable due to a combination of increased revenues and an increase to our average days sales outstanding reflecting the standard payments terms of our UEO products.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $896.3 million for the year ended December 31, 2010 compared to $245.5 million used in and $179.8 million provided by for the years ended December 31, 2009 and 2008, respectively.

The increase in cash used in investing actives in 2010 compared to 2009 is primarily related to cash consideration paid for the acquisitions of HealthTronics, Penwest, and Qualitest of $1,105.0 million, net of cash acquired, compared to $250.4 million of cash used for the Indevus transaction in 2009. The 2010 amounts were offset slightly due to the proceeds received of $231.1 million for sales of our auction-rate and available for sale securities compared to $23.8 million in 2009.

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

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $200.4 million for the year ended December 31, 2010 compared to $117.1 million and $110.1 million used in financing activities for the years ended December 31, 2009 and 2008, respectively.

The change from 2009 to 2010 is primarily a result of the Company’s issuance of $786.6 million of new indebtedness, net of debt issuance and transactions costs. The 2010 cash inflow was partially offset by $59.0 million related to share repurchases, $61.6 million in payments to redeem the remaining Non-recourse notes, a $40.2 million payment in July of 2010 to retire the HealthTronics senior credit facility, and a $406.8 million payment in November 2010 to retire Qualitest’s debt then outstanding under its senior credit facility as well as the associated interest rate swap. Additionally, during 2010, the exercise of equity awards provided $20.9 million of cash flows from financing activities compared to $8.0 million in 2009.

For the year ended December 31, 2009, as a result of our acquisition of Indevus, the Company assumed The Indevus Notes as well as the Non-recourse notes. In 2009, the Company paid approximately $72 million in outstanding principal to satisfy the Indevus Notes in their entirety and purchased $48 million of the outstanding Non-recourse notes pursuant to a tender offer.

For the year ended December 31, 2008, in connection with the April 2008 issuance of our Convertible Notes, we received proceeds of approximately $370.7 million, net of the original purchaser’s discount as well as certain other costs of the offering. Concurrently with the issuance of the Convertible Notes, we entered into a privately-negotiated convertible note hedge transaction with affiliates of the initial purchasers. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. We received approximately $50.4 million in cash proceeds from the sale of these warrants. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program. We used approximately $57 million representing a portion of the net proceeds from the Convertible Notes offering to pay the cost of the convertible note hedge transaction, taking into account the proceeds from the warrant transaction, and used the balance of the net proceeds or approximately $314 million, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the note offering closed, April 15, 2008. On August 14, 2008, we received approximately 1.4 million additional shares of our common stock based on the volume weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008 we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million.

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

We expect to continue to incur significant levels of research and development expenditures as we focus on the development and advancement of our product pipeline. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

Manufacturing, Supply and Other Service Agreements. We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products, finished goods and certain services. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Consolidated Balance Sheets and are not reflected in the expected cash requirements for Contractual Obligations table below. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our license and collaboration agreements, see Note 7 and Note 14 of the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Indevus Acquisition. On February 23, 2009, which we refer to as the Indevus Acquisition Date, the Company completed its initial tender offer for all outstanding shares of common stock of Indevus. Through purchases in subsequent offering periods, the exercise of a top-up option and a subsequent merger (the Indevus Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company.

The Indevus shares were purchased at a price of $4.50 per share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per share in contingent cash consideration payments, pursuant to the terms of the Indevus Agreement and Plan of Merger, dated as of January 5, 2009 (the Indevus Merger Agreement). Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Indevus Merger Agreement), providing for the payment of up to an additional $3.00 per share in contingent cash consideration payments, in accordance with the terms of the initial tender offer.

The total cost to acquire all outstanding Indevus shares pursuant to the initial tender offer and the Indevus Merger Agreement could be up to an additional approximately $267.0 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. The fair value of those potential obligations is $7.1 million at December 31, 2010.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology, endocrinology and oncology. Following the completion of the Indevus Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Approved products assumed in the acquisition included Sanctura® (trospium chloride) and Sanctura XR® (trospium chloride extended release capsules) for the treatment of overactive bladder (OAB); Supprelin® LA (histrelin acetate) for treating central precocious puberty (CPP); Vantas® (histrelin) for the palliative treatment of advanced prostate cancer; Delatestryl® (testosterone enanthate) for the treatment of male hypogonadism; Hydron® Implant, which is used as a drug delivery device and provides for a sustained release of a broad spectrum of drugs continuously; and Valstar® (valrubicin) for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (as CIS) of the bladder.

As of December 31, 2010, primary development products included the following from the Indevus acquistion:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the United States for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. On May 18, 2010, a new patent covering Aveed TM was issued by the U.S. Patent and Trademark Office. The patent’s expiration date is March 14, 2027. The Company acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, we received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. The letter also specified that the proposed Risk Evaluation and Mitigation Strategy (REMS) is not sufficient. In 2010, we met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. The Company is evaluating how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

•

Octreotide, currently in Phase III clinical trials for the treatment of acromegaly, utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH). Octreotide is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. In February 2011, the FDA requested additional pre-clinical studies, including a carcinogenicity study, be completed prior to the submission of the NDA for the octreotide implant for the treatment of acromegaly. Although this development causes a delay of up to four years in the timing associated with regulatory approval, the Company intends to continue the development of this product and is encouraged by recent preliminary results from its Phase III study. In addition, the Company recently assessed all of its in-process research and development assets and concluded, separately, to discontinue development of its octreotide implant for the treatment of carcinoid syndrome due to recent market research that indicates certain commercial challenges, including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies.

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive. The combined company markets products through its differentially deployed field sales forces and has the capability to develop innovative new therapies using a novel drug delivery technology.

The operating results of Indevus from February 23, 2009 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2009 reflects the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The acquisition date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Indevus Acquisition Date (in thousands):

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

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Indevus Acquisition Date. As of December 31, 2009, our measurement period adjustments were complete.

Of the $532.9 million of acquired intangible assets, $255.9 million was assigned to in-process research and development. The remaining $277.0 million has been assigned to license rights and is subject to a weighted average useful life of approximately 11 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Valstar®(1)	$88.0	n/a
AveedTM(2)	100.0	n/a
Octreotide(3)	31.0	n/a
Pagoclone(4)	21.0	n/a
Pro2000(5)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Indevus Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

(2)	As a result of the FDA’s complete response letter related to our filed NDA, we performed an impairment analysis during the fourth quarter ended December 31, 2009. We concluded there was a decline in the fair value of the indefinite-lived intangible. Accordingly, we recorded a $65.0 million impairment charge.
(3)	As part of our annual review of all in-process research and development assets, we conducted an in-depth review of both octreotide indications. This review covered a number of factors including the market potential of each product given its stage of development, taking into account, among other things, issues of safety and efficacy, product profile, competitiveness of the marketplace, the proprietary position of the product and its potential profitability. Our review resulted in no impact to the carrying value of our octreotide – acromegaly intangible asset. However, the analysis identified certain commercial challenges with respect to the octreotide – carcinoid syndrome intangible asset including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies. Upon analyzing the Company’s R&D priorities, available resources for current and future projects, and the commercial potential for octreotide – carcinoid syndrome, the Company has decided to discontinue development of octreotide for the treatment of carcinoid syndrome. As a result of the above developments, the Company recorded a pre-tax non-cash impairment charge of $22.0 million for the year ended December 31, 2010, to write-off, in its entirety, the octreotide – carcinoid syndrome intangible asset.
(4)	In May 2010, Teva terminated the development and licensing arrangement with us upon the completion of the Phase IIb study. We concluded there was a decline in the fair value of the indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge.
(5)	In December 2009, our Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. We concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

The fair value of the in-process research and development assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer Technology also includes an existing royalty payable by the Company to the certain third party partners based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 13% to 20%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with those that a market participant would use.

The $121.5 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $167.7 million are related primarily to federal net operating loss and credit carryforwards of Indevus and its subsidiaries. The deferred tax liabilities of $210.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

HealthTronics Acquisition. On July 2, 2010 (the HealthTronics Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $214.8 million in aggregate cash consideration for 100% of the outstanding shares, at which time HealthTronics became a wholly-owned subsidiary of the Company. The HealthTronics shares were purchased at a price of $4.85 per share. In addition, Endo paid $40 million to retire HealthTronics debt that had been outstanding under its senior credit facility. As a result of the acquisition, the HealthTronics senior credit facility was terminated.

HealthTronics is a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The HealthTronics business and applicable services include:

Lithotripsy services.

HealthTronics provides lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Lithotripsy services are provided principally through limited partnerships and other entities that HealthTronics manages, which use lithotripters. In 2009, physician partners used our lithotripters to perform approximately 50,000 procedures in the U.S. While the physicians render medical services, HealthTronics does not. As the general partner of limited partnerships or the manager of other types of entities, HealthTronics also provide services relating to operating its lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	677	33,788
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	3,676	47,413
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	8,458	74,324
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$12,811	$216,800

Accounts payable	$(3,084)	$—	$(3,084)
Accrued expenses	(11,551)	(8,659)	(20,210)
Deferred income taxes	(20,377)	(3,188)	(23,565)
Long-term debt	(44,751)	1,291	(43,460)
Other liabilities	(1,434)	(351)	(1,785)

Total liabilities assumed	$(81,197)	$(10,907)	$(92,104)

Net identifiable assets acquired	$122,792	$1,904	$124,696
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$1,204	$153,374

Net assets acquired	$214,843	$—	$214,843

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the HealthTronics Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of noncontrolling interests and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the HealthTronics Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract	13.4	n/a

Total	$74.3	n/a

The fair value of the developed technology assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the HealthTronics Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the HealthTronics Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of HealthTronics’ services.

HealthTronics has investments in partnerships and limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where we do not own 100% of the entity in accordance with the accounting consolidation principles. As a result, we are required to fair value the noncontrolling interests as part of our purchase price allocation. To calculate fair value, the Company used historical transactions which represented level 2 data points within the fair value hierarchy to calculate applicable multiples of each respective noncontrolling interest in the partnerships and LLCs.

The $153.4 million of goodwill was assigned to our Devices and Services segment, which was established in July 2010 pursuant to our acquisition of HealthTronics. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $47.4 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. The deferred tax liabilities of $23.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $21.4 million of HealthTronics acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition- related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and HealthTronics	$2,017
Acceleration of outstanding HealthTronics stock-based compensation	7,924
Legal, separation, integration, and other costs	10,988

Total	$20,929

The amounts of revenue and net loss of HealthTronics included in the Company’s Consolidated Statements of Operations from the HealthTronics Acquisition date to December 31, 2010 are as follows (in thousands, except per share data):

Revenue and Losses included in the Consolidated Statements of Operations from July 2, 2010 to December 31, 2010
Revenue	$102,144
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(8,098)
Basic and diluted loss per share	$(0.07)

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the year ended December 31, 2010 and January 1, 2009 for the year ended December 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010 or January 1, 2009, nor are they indicative of any future results.

	Twelve Months Ended December 31,
	2010	2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$1,814,918	$1,646,171
Net income attributable to Endo Pharmaceuticals Holdings Inc	$264,165	$265,282
Basic earnings per share	$2.27	$2.27
Diluted earnings per share	$2.24	$2.26

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

Penwest Acquisition. On September 20, 2010 (the Penwest Acquisition Date), the Company completed its tender offer for the outstanding shares of common stock of Penwest, at which time Penwest became a majority-owned subsidiary of the Company. On November 4, 2010, we closed this acquisition immediately following a special meeting of shareholders of Penwest at which they approved the merger. We paid approximately $171.8 million in aggregate cash consideration. Penwest is now our wholly-owned subsidiary.

This transaction contributes to Endo’s core pain management franchise and permits us to maximize the value of our oxymorphone franchise.

The operating results of Penwest from September 20, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	3,003	30,178
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,571	$179,437

Accounts payable	$(229)	$—	$(229)
Income taxes payable	(347)	187	(160)
Penwest shareholder liability	(20,815)	20,815	—
Accrued expenses	(1,455)	(87)	(1,542)
Deferred income taxes	(39,951)	(379)	(40,330)
Other liabilities	(4,403)	(118)	(4,521)

Total liabilities assumed	$(67,200)	$20,418	$(46,782)

Net identifiable assets acquired	$109,666	$22,989	$132,655
Goodwill	$37,952	$1,159	$39,111

Net assets acquired	$147,618	$24,148	$171,766

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Penwest Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to intangible assets and deferred taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Penwest Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows (in millions):

	Valuation	Amortization Period (in years)
In Process Research & Development:
Otsuka	$5.5	n/a
A0001	1.6	n/a

Total	$7.1	n/a

Developed Technology:
Opana® ER	$104.1	10

Total	$104.1	10

Total other intangible assets	$111.2	n/a

The fair values of the other intangible assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with the asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of our purchased technology.

The $39.1 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the control premium associated with our oxymorphone franchise and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $30.2 million are related primarily to federal net operating loss and credit carryforwards of Penwest. The deferred tax liabilities of $40.3 million are related primarily to the difference between the book basis and tax basis of the identifiable intangible assets.

The Company recognized $10.7 million of Penwest acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and Penwest	$3,865
Legal, integration, and other costs	6,815

Total	$10,680

Due to the pro forma impacts of eliminating the pre-existing intercompany royalties between Penwest and Endo, which were determined to be at fair value, we have not provided supplemental pro forma information as amounts are not material to the Consolidated Statements of Operations. We have also considered the impacts of Penwest, since the date we obtained a majority interest, on our Consolidated Statement of Operations and concluded amounts were not material.

Qualitest Acquisition.

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc (Qualitest) from an affiliate of Apax Partners, L.P. (Apax) for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into escrow. One of the escrow amounts is for $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

In connection with the $100 million escrow account, to the extent that we are able to realize tax benefits for costs that are funded by the escrow account, we will be required to share these tax benefits with Apax.

Qualitest is a manufacturer and distributor of generic drugs and over-the-counter pharmaceuticals throughout the United States. Qualitest’s product portfolio is comprised of 175 product families in various forms including tablets, capsules, creams, ointments, suppositories, and liquids. This acquisition will enable us to gain critical mass in our generics business while strengthening our pain portfolio through a larger breadth of product offerings.

The operating results of Qualitest from November 30, 2010 to December 31, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

November 30, 2010
Cash and cash equivalents	$21,828
Accounts receivable	93,228
Other receivables	1,483
Inventories	95,000
Prepaid expenses and other current assets	2,023
Deferred income taxes	63,509
Property and equipment	135,807
Other intangible assets	843,000

Total identifiable assets	$1,255,878

Accounts payable	$(27,422)
Accrued expenses	(55,210)
Deferred income taxes	(207,733)
Long-term debt	(406,758)
Other liabilities	(9,370)

Total liabilities assumed	$(706,493)

Net identifiable assets acquired	$549,385
Goodwill	$219,986

Net assets acquired	$769,371

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Qualitest Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Qualitest Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

Total	$618.0	16

In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

Tradename:
Qualitest tradename	$27.0	n/a

Total	$27.0	n/a

Total other intangible assets	$843.0	n/a

The fair value of the developed technology assets and in-process research and development assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the Qualitest Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the Qualitest Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of Qualitest.

The $220.0 million of goodwill was assigned to our Generics segment, which was established in November 2010 pursuant to our acquisition of Qualitest. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $63.5 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. The deferred tax liabilities of $207.7 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $38.8 million of Qualitest acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and Qualitest	$14,215
Legal, separation, integration, and other costs	24,572

Total	$38,787

The amounts of revenue and net loss of Qualitest included in the Company’s Consolidated Statements of Operations from the Qualitest Acquisition date to December 31, 2010 are as follows (in thousands, except per share data):

Revenue and Net Loss included in the Consolidated Statements of Operations from November 30, 2010 to December 31, 2010
Revenue	$30,323
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(3,056)
Basic and diluted net loss per share	$(0.03)

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the year ended December 31, 2010 and January 1, 2009 for the year ended December 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010 or January 1, 2009, nor are they indicative of any future results.

	Twelve Months Ended December 31,
	2010	2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,038,761	$1,767,873
Net income attributable to Endo Pharmaceuticals Holdings Inc	$243,710	$257,511
Basic earnings per share	$2.10	$2.20
Diluted earnings per share	$2.07	$2.19

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010 and 2009, as applicable, together with the consequential tax effects.

Convertible Senior Subordinated Notes due 2015. As discussed in Note 18 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015, which we refer to as the Convertible Notes, in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semi-annually in arrears on each April 15 and October 15 with the first interest payment having been made on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (the Convertible Notes Indenture): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash.

Non-recourse Notes. As discussed in Note 18 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, on August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse notes). The Non-recourse notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the Non-recourse note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Indevus Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million and began amortizing these notes to their face value of $105.0 million at maturity in 2024.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Non-recourse notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (the Expiration Time). As of the Expiration Time, $48 million of Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased these Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Non-recourse notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The notes were redeemed in November 2010.

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

Expected Cash Requirements for Contractual Obligations. The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2010 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Lease obligations	$43,811	$12,623	$8,116	$7,124	$6,773	$3,480	$5,695
Debt related payments(1)	1,549,119	75,079	80,734	85,886	89,682	677,351	540,387
Minimum purchase commitments to Novartis(2)	44,333	14,000	14,000	14,000	2,333	—	—
Minimum purchase commitments to Teikoku(3)	64,000	32,000	32,000	—	—	—	—
Minimum Voltaren® royalty obligations due to Novartis(4)	60,000	15,000	30,000	15,000	—	—	—
Minimum advertising and promotion spend(5)	6,909	6,909	—	—	—	—	—
Shire minimum payments(6)	1,500	1,500	—	—	—	—	—
Other obligations(7)	5,921	3,562	291	291	291	291	1,195

Total	$1,775,593	$160,673	$165,141	$122,301	$99,079	$681,122	$547,277

(1)	Includes minimum cash payments related to principal and interest, including commitment fees, associated with our 2010 Credit Facility, Senior Notes, Convertible Notes, and other indebtedness. Since future interest rates on our variable rate borrowings are unknown, for purposes of this contractual obligations table, amounts scheduled above were calculated using the contractual interest rate spread corresponding to our current leverage ratios.
(2)	We are party to a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. (Novartis) whereby Novartis has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis or pro rata portion thereof, a minimum amount of product from Novartis until the termination of the agreement in February 2014. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum purchase quantities at the price currently existing under the agreement with Novartis.
(3)

On April 24, 2007, we amended our Supply and Manufacturing Agreement with Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, Teikoku) dated as of November 23, 1998, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the Product) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo has agreed to purchase a minimum number of Lidoderm® patches per year through 2012, representing the noncancelable portion of the Amended Agreement. The minimum purchase requirement shall remain in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement after 2012, if we fail to meet the annual minimum requirement. Teikoku has agreed to fix the supply price of Lidoderm® for a specified period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. Effective November 1, 2010, the parties amended the Amended Agreement. Pursuant to this amendment, Teikoku has agreed to supply additional Product at no cost to Endo in each of 2011, 2012 and 2013 in the event Endo’s firm orders of Product exceed certain thresholds in those years. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

(4)

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

(6)

In April 2008, Indevus entered into an agreement to terminate its manufacturing and supply agreement with Shire Pharmaceuticals Group plc (Shire) related to Vantas®. Under this termination agreement, Shire relinquished its right to receive royalties on net sales of Vantas® or a percentage of royalties and other consideration received in connection with a sublicense of Vantas® selling and marketing rights granted by Shire. The termination agreement provided for Indevus to pay Shire a total of $5.0 million. The final payment to be made to Shire of $1.5 million was paid in January 2011.

(7)	This amount is comprised of obligations assumed in connection with our acquisition of Penwest, including costs associated with Penwest’s collaborative discovery agreements and certain severance obligations.

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

As more fully described in Note 12 to the Consolidated Financial Statements in Part IV, Item 15 of this Report, on January 1, 2007, we adopted the provisions for accounting for uncertain tax provisions and recorded a $7.7 million non-current liability representing the Company’s unrecognized tax benefits with respect to our uncertain tax positions. As of December 31, 2010, our liability for unrecognized tax benefits amounted to $47.4 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our liability has been excluded from the above contractual obligations table.

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

Non-U.S. Operations. We currently have no material operations outside of the United States. As a result, fluctuations in foreign currency exchange rates do not have a material effect on our financial statements.

Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. Significant estimates and assumptions are also required when determining the fair value of marketable securities and other financial instruments, the valuation of long-lived assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

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

Revenue recognition

Pharmaceutical products

Our pharmaceutical products revenues consist of revenues from sales of our products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns and allowances, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. Over the past three years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. Accordingly, we have entered into Distribution Service Agreements (DSAs) with five of our wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

Under the DSAs, we received information from our five wholesaler customers about the levels of inventory they held for our branded products as of December 31, 2010. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.

Devices and services

Our devices and services revenues consist primarily of revenues from sales of our devices and services acquired from HealthTronics. Revenue is recognized for these sales based on the type of product or service sold, as follows:

•

Fees for urology treatments. A substantial majority of our devices and services revenues are derived from fees related to lithotripsy treatments performed using our lithotripters. For lithotripsy and prostate treatment services, we, through our partnerships and other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. We recognize revenue for these services when the services are provided. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

•

Fees for managing the operation of our lithotripters and prostate treatment devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and prostate treatment equipment and receive a management fee for performing these services. We recognize revenue for these services as the services are provided.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed contractual rate, payable monthly, quarterly, or annually. Revenues from these services are recorded when the related maintenance services are performed.

•

Fees for equipment sales, consumable sales and licensing applications. We manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryosurgery, and their related consumables. We also sell and maintain lithotripters and manufacture and sell consumables related to the lithotripters. We distribute the Revolix laser and consumables related to the laser. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for anatomical pathology services. We provide anatomical pathology services primarily to the urology community. Revenues from these services are recorded when the related laboratory procedures are performed.

Sales deductions

When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and allowances. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the last three years (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance at January 1, 2008	$31,198	$81,233	$34,575	$5,157	$152,163

Current year provision	15,596	291,580	345,378	40,641	693,195
Prior year provision	200	(5,763)	(948)	—	(6,511)
Payments or credits	(8,012)	(262,383)	(343,023)	(40,656)	(654,074)

Balance at December 31, 2008	$38,982	$104,667	$35,982	$5,142	$184,773

Current year provision	20,220	396,599	495,721	49,368	961,908
Prior year provision	(1,287)	(5,749)	1,164	—	(5,872)
Payments or credits	(9,641)	(371,074)	(480,963)	(48,450)	(910,128)

Balance at December 31, 2009	$48,274	$124,443	$51,904	$6,060	$230,681

Additions related to acquisitions	11,000	11,175	9,703	7,833	39,711
Current year provision	20,019	632,034	519,537	54,969	1,226,559
Prior year provision	(2,520)	(1,791)	21	—	(4,290)
Payments or credits	(11,752)	(562,636)	(493,345)	(53,542)	(1,121,275)

Balance at December 31, 2010	$65,021	$203,225	$87,820	$15,320	$371,386

Returns and Allowances

Our provision for returns and allowances consists of our estimates of future product returns, pricing adjustments and delivery errors. Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period of time both prior and subsequent to the product’s expiration date. Our return policy allows customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The primary factors we consider in estimating our potential product returns include:

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

In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us.

Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine if the increase may be temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns and allowances. Other-than-temporary increases in inventory levels, however, may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our estimate for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:

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

•

recent changes to the National Drug Codes (NDCs) of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.

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

We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, as well as field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience.

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

Other sales deductions

We offer our customers 2.0% prompt pay cash discounts. Provisions for prompt pay discounts are estimated and recorded at the time of sale. We estimate provisions for cash discounts based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts have historically been predictable and less subjective, due to the limited number of assumptions involved, the consistency of historical experience and the fact that we generally settle these amounts within thirty to sixty days.

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

Valuation of long-lived assets

Long-lived assets, including property, plant and equipment, licenses, developed technology, and patents are assessed for impairment, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, generally based on a discounted future cash flow method, independent appraisals or preliminary offers from prospective buyers. An impairment loss would be recognized in net income in the period that the impairment occurs. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and/or results of operations.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.

During 2010 and 2009, we did not recognize an impairment charge as a result of our review of long-lived assets.

During the year ended December 31, 2008, as a result of our decision to discontinue the development of RapinylTM, we recorded an impairment charge of $8.1 million related to the remaining unamortized portion of our RapinylTM intangible asset, and $3.1 million to write off certain other assets related to the development of RapinylTM. In addition, during the year ended December 31, 2008, we recorded impairment charges totaling $1.5 million related to the abandonment of certain long-lived assets.

The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from two to twenty years, with a weighted average useful life of approximately 10 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.

Acquired developed technology is recorded at fair value upon acquisition and amortized using estimated useful lives ranging from ten to twenty years, with a weighted average useful life of approximately 15 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired assets. Such factors include the strength of the intellectual property protection of the product and various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty.

Goodwill and indefinite-lived intangible assets

Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of January 1st . The goodwill test consists of a Step I analysis that requires a comparison between the respective reporting unit’s fair value and carrying value. A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying value. If the fair value of the reporting unit exceeds its carrying value, an impairment does not exist and no further analysis is required. The indefinite-lived intangible asset impairment test consists of a one step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Although the Company has three operating segments, Branded Pharmaceuticals, Generics, and Devices and Services, we have determined that the Company has six reporting units; (1) Pain, (2) Generics, (3) Urology, Endocrinology and Oncology (UEO), (4) Anatomical Pathology Services, (5) Urology Services, and (6) Radiation Therapy.

As of January 1, 2011, our annual assessment date, we completed our annual recoverability review. The results of our analyses showed that the fair value of each of our reporting units significantly exceeded their respective carrying values, except for the Urology Services reporting unit, since this was recently acquired in July 2010 as part of the Healthtronics acquisition, and thus no goodwill impairment exists.

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

In December 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. In December 2009, the Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million pre-tax impairment charge to write-off the Pro2000 intangible asset in its entirety. Additionally, as a result of the FDA’s Complete Response letter related to our NDA for AveedTM, the Company performed an impairment review as of December 2, 2009 for the AveedTM indefinite-lived intangible asset.

Although the Company is continuing to evaluate the FDA’s findings to better understand the agency’s concerns, we were required to estimate the fair value of our AveedTM indefinite-lived intangible asset as of the date we received the Complete Response letter. To estimate fair value we assessed the possible changes to the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. In January 2010, the Company was notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. Therefore, management considered the likely benefit of patent exclusivity when estimating these future cash flows. To calculate the fair value of the AveedTM intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor of 15% which we believe to be commensurate with the overall risk associated with this particular product. The cash flow models included our best estimates of future FDA approval associated with each potential indication and population of eligible recipients. The Company believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the AveedTM intangible asset was determined to be $35 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $65 million for the year ended December 31, 2009, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge has been recognized in earnings and is included the Impairment of other intangible assets line item in the Consolidated Statements of Operations. We believe the most subjective assumption in our discounted cash flow model is the probability of regulatory approval. Assessing the probability of achieving the estimated cash flows is challenging particularly as it relates to in-process research and development assets. These probabilities have a material impact on the ultimate fair value of the asset as the probability of regulatory approval is applied directly to our future revenue projections. Although we believe our probabilities of success used in our fair value determination are reasonable, changes in these assumptions would impact the impairment charge as follows: A 500 basis point change in the overall probability of approval would have resulted in a change to the impairment charge of approximately $5 million.

In 2010, we met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. The Company is continuing to evaluate how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials. Changes in any of these assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

In May 2010, Teva Pharmaceutical Industries Ltd. terminated the pagoclone development and licensing arrangement with the Company upon the completion of the Phase IIb study. As a result, the Company concluded that there was a decline in the fair value of the corresponding indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge during the year ended December 31, 2010.

As part of our annual review of all in-process research and development assets, we conducted an in-depth review of both octreotide indications. This review covered a number of factors including the market potential of each product given its stage of development, taking into account, among other things, issues of safety and efficacy, product profile, competitiveness of the marketplace, the proprietary position of the product and its potential profitability. Our review resulted in no impact to the carrying value of our octreotide – acromegaly intangible asset. However, the analysis identified certain commercial challenges with respect to the octreotide – carcinoid syndrome intangible asset including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies. Upon analyzing the Company’s R&D priorities, available resources for current and future projects, and the commercial potential for octreotide – carcinoid syndrome, the Company has decided to discontinue development of octreotide for the treatment of carcinoid syndrome. As a result of the above developments, the Company recorded a pre-tax non-cash impairment charge of $22.0 million for the year ended December 31, 2010, to write-off, in its entirety, the octreotide – carcinoid syndrome intangible asset.

Acquisition-related in-process research and development and contingent consideration

Effective January 1, 2009, acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development (IPR&D) and contingent consideration are recorded to the balance sheet at the date of acquisition based on their relative fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

We account for contingent consideration in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Indevus and Qualitest acquisitions, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.

Indevus

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175.0 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Indevus Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the AveedTM contingent consideration was $7.1 million and $7.5 million at December 31, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

Similarly, in the event that an approval letter from the FDA is received with respect to an octreotide NDA, which we refer to as the Octreotide Approval, on or before the fourth anniversary of the closing of the Offer, then the Company will, subject to the terms described below, pay an additional $1.00 per Indevus Share to the former stockholders of Indevus (such payment, the Octreotide Contingent Cash Consideration Payment). In the event that an Octreotide Approval has not been obtained prior to the fourth anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders shall not receive, the Octreotide Contingent Cash Consideration Payment.

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91.0 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized on the Indevus Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the octreotide contingent consideration was determined to be $0 at December 31, 2010 compared to $42.5 million at December 31, 2009. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’ acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33.0 million.

The Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Indevus Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. The fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be $0 at December 31, 2010 compared to $8.5 million at December 31, 2009. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

As of December 31, 2010, the fair value of the Indevus acquisition-related contingent consideration decreased by approximately $51.4 million from December 31, 2009, primarily due to management’s current assessment that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filing and FDA approval of octreotide for the treatment of acromegaly. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations.

As of December 31, 2009, the fair value of the Indevus acquisition-related contingent consideration decreased by approximately $128.1 million from the acquisition date, primarily reflecting management’s assessment of the decreased probability that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, who was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration). As of December 31, 2010, the range of the undiscounted amounts the Company could pay with respect to the Teva Contingent Consideration is between $0 and $12.5 million.

The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value of the Teva Contingent Consideration recognized on the Qualitest Acquisition Date was $9.0 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contractual obligation to pay contingent consideration was $9.0 million at December 31, 2010. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could impact our results of operations in future periods.

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

At December 31, 2010, we had $399.7 million of gross deferred tax assets, which included federal and state net operating loss carryforwards (NOLs) of approximately $209.6 million, research and development (R&D) credit carryforwards of $15.4 million, capital loss carryforwards of $16.9 million and temporary differences of approximately $157.8 million. At December 31, 2010, our NOLs and R&D credit carryforwards were related to multiple tax jurisdictions, including federal and various state jurisdictions, which expire at intervals between 2011 and 2029. We evaluate the potential realization of our deferred tax benefits on a jurisdiction-by-jurisdiction basis. Our analysis of the realization considers the probability of generating taxable income or other sources of income as defined within the applicable income tax authoritative guidance, which could be utilized to support the assets over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Based on our forecasted taxable income within these jurisdictions, we believe we will generate sufficient future taxable income to realize a significant portion of our deferred tax assets associated with our NOLs and R&D credit carryfowards. However, the Company does not anticipate future capital gains that would be required to obtain the tax benefit of our net unrealized capital loss. Accordingly, this deferred tax asset is offset by a valuation allowance of $16.9 million at December 31, 2010. In addition, due to our historical losses in certain state jurisdictions and the absence of sources of income, we have established a $9.0 valuation allowance for our state NOL carryforwards.

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

On January 1, 2007, the Company adopted the provisions for accounting for uncertain tax positions. The provisions apply to all material tax positions in all taxing jurisdictions for all open tax years. The guidance establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (more-likely-than-not) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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

The Company adopted new authoritative guidance on business combinations for acquisitions occurring on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development (referred to as IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. See Note 5 for purchase accounting details.

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

The Company adopted new authoritative guidance on the fair value option for financial assets and financial liabilities which became effective for fiscal years beginning after November 15, 2007. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. This authoritative guidance helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, the adoption did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS with respect to certain auction-rate securities in UBS accounts, we elected the fair value option for the auction-rate securities rights (See Note 3).

The Company adopted the new authoritative guidance on convertible debt instruments that may be settled in cash or other assets on conversion as of January 1, 2009. The guidance requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of this new guidance. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of the guidance are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will result in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes. See Note 18 for further details.

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

The Company adopted the new authoritative guidance on interim and annual disclosure about fair value of financial instruments which became effective for periods beginning after December 15, 2009. The guidance amends previous authoritative guidance by requiring disclosures with respect to the fair value of financial instruments in interim and annual financial statements. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition; however it did result in enhanced disclosures about fair value of financial instruments in our interim financial statements. See Note 3, Fair Value Measurements, for further discussion.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2010, the FASB issued authoritative guidance for accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $11 million in 2011, which will be charged as an operating expense ratably throughout 2011.

In December 2010, the FASB issued authoritative guidance on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information comparative financial statements are presented. It is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt this guidance beginning with business combinations for which the acquisition date is on or after January 1, 2011.

In April 2010, the FASB issued revised authoritative guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We will adopt this guidance beginning with agreements entered into after January 1, 2011. We are currently evaluating the impact of adoption on our consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our Term Loan Facility, money market funds, and long-term marketable debt securities portfolio. Additionally, if we were to utilize amounts under our Revolving Credit Facility, we could be exposed to interest rate risk. Our current and long-term marketable debt securities classified as “available for sale” consist of auction-rate securities. Our investments in marketable securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned, which approximate current interest rates. We attempt to mitigate default risk by maintaining our portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository.

As of December 31, 2010 and December 31, 2009, we had no other assets or liabilities that have significant interest rate sensitivity.

Investment Risk

At December 31, 2010 and 2009, we had publicly traded equity securities totaling $6.2 million and $4.5 million included in long-term marketable securities, respectively. The fair value of our investments are subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the companies we invest in. Based on the fair value of the publicly traded equity securities we held at December 31, 2010, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $1.5 million, $2.5 million and $3.1 million, respectively. Based on the fair value of the publicly traded equity securities we held at December 31, 2009, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $1.1 million, $1.8 million and $2.2 million, respectively. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.

Beginning in 2008 and continuing into 2010, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. At December 31, 2008, the Company determined that the market for its auction-rate securities was inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions—to the extent they exist—vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations.

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

Foreign Currency Risk

While primarily all of our revenues are within the United States and denominated in U.S. dollars, we purchase Lidoderm®, in U.S. dollars, from Teikoku Seiyaku Co., Ltd., a Japanese manufacturer. As part of the purchase agreement with Teikoku, there is a price adjustment feature that prevents the cash payment in U.S. dollars from falling outside of a certain pre-defined range in Japanese yen even if the spot rate is outside of that range. In addition, we have certain licensing arrangements which could require us to make payments upon certain regulatory and sales milestones, denominated in Euros.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

(d) Changes in Internal Control over Financial Reporting

The Company acquired HealthTronics, Inc., Penwest Pharmaceuticals Co., and Generics International (US Parent), Inc. (Qualitest) on July 2, 2010, September 20, 2010, and November 30, 2010, respectively. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates. As such, there have been changes during the year ended December 31, 2010 associated with the establishment of internal control over financial reporting with respect to these acquired companies. As of December 31, 2010, Qualitest which, in the aggregate, represents 36.6% and 1.8% of consolidated total assets and consolidated total revenues, respectively, of the Company as of and for the year ended December 31, 2010, has been excluded from management’s report of internal control over financial reporting due to the November 30, 2010 closing date and its proximity to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 23, 2011, we gave notice to Novartis Consumer Health, Inc. (Novartis) that we would terminate our Master Development and Toll Manufacturing Agreement, as amended, effective February 2014. Pursuant to the terms of this agreement, our requirement to make minimum purchases of approximately $14 million per year, or pro rata portion thereof, will remain in effect until the effective date of the termination of this agreement.

In February 2011, Edward J. Sweeney elected to resign his position as the Company’s Vice President, Controller and Principal Accounting Officer, to become Vice President, Finance effective March 31, 2011. Daniel A. Rudio, age 37, has been appointed as the Company’s Vice President, Controller and Principal Accounting Officer effective April 1, 2011. Mr. Rudio joined the Company in November 2006 as Financial Reporting Manager and has held various positions of increasing responsibility, most recently as Senior Director, Finance & Accounting. Prior to joining the Company, Mr. Rudio was a business unit finance manager for the Americas at Rohm and Haas Company where he worked for 4 years in a variety of accounting and finance related positions of increasing responsibility. Before that, Mr. Rudio was a manager at Ernst & Young LLP where he worked from July 1995 to November 2002. Mr. Rudio is a licensed certified public accountant in the Commonwealth of Pennsylvania and holds Bachelor of Science degrees in both accounting and finance from Rutgers University.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2011 Annual Meeting of Stockholders (2011 Proxy Statement).

Executive Officers

For information concerning Endo’s executive officers, see “Item 1. Business—Executive Officers of the Registrant” and our 2011 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2011 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2011 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2010 under which equity securities of Endo may be issued to employees and directors. The Endo Pharmaceuticals Holdings Inc. 2004, 2007, and 2010 Stock Incentive Plans provide that stock options may be granted thereunder to non-employee consultants.

	Column A	Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan	2,654,040	23.96		—
Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan	4,119,965	21.11	(1)	—
Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan	602,880	27.68	(1)	10,347,536

(1)	Excludes shares of restricted stock units outstanding

The other information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for 2010 and 2009 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2011 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2008	$1,465	$—	$—	$1,465

Year Ended December 31, 2009	$1,465	$—	$(442)	$1,023

Year Ended December 31, 2010	$1,023	$855	$(748)	$1,130

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/S/ DAVID P. HOLVECK David P. Holveck		President and Chief Executive Officer	February 28, 2011

/S/ ALAN G. LEVIN Alan G. Levin		Executive Vice President, Chief Financial Officer	February 28, 2011

* Roger H. Kimmel		Chairman and Director	February 28, 2011

* John J. Delucca		Director	February 28, 2011

* Nancy J. Hutson, Ph.D.		Director	February 28, 2011

* Michael Hyatt		Director	February 28, 2011

* William P. Montague		Director	February 28, 2011

* Joseph C. Scodari		Director	February 28, 2011

* William F. Spengler		Director	February 28, 2011

*By:	/s/ CAROLINE B. MANOGUE Caroline B. Manogue	Attorney-in-fact, pursuant to a Power of Attorney filed with this Report as Exhibit 24	February 28, 2011

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

Endo Pharmaceuticals Holdings Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

On November 30, 2010, the Company completed its acquisition of Generics International (US Parent), Inc. (Qualitest). Due to the close proximity of the completion date of the acquisition of Qualitest to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded Qualitest from its assessment of internal control over financial reporting. Qualitest, a wholly owned subsidiary of the Company, represents, in the aggregate, 36.6% and 1.8% of consolidated total assets and consolidated total revenues, respectively, of the Company as of and for the year ended December 31, 2010. This acquisition is more fully discussed in Note 5 to our Consolidated Financial Statements for the year ended December 31, 2010.

Endo Pharmaceuticals Holdings Inc.’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This report appears on page F-4.

/s/ DAVID P. HOLVECK
David P. Holveck President and Chief Executive Officer

/s/ ALAN G. LEVIN
Alan G. Levin
Executive Vice President, Chief Financial Officer

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Pharmaceuticals Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endo Pharmaceuticals Holdings Inc.

Chadds Ford, Pennsylvania

We have audited the internal control over financial reporting of Endo Pharmaceuticals Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Generics International (US Parent), Inc. (Qualitest), which was acquired on November 30, 2010, and whose financial statements constitute 36.6% and 1.8% of consolidated total assets and consolidated total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Generics International (US Parent), Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania February 28, 2011

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands, except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,214	$708,462
Restricted cash	—	1,515
Marketable securities	—	25,275
Accounts receivable, net of allowance of $1,130 and $1,023 at December 31, 2010 and 2009	547,807	323,501
Inventories	178,805	84,893
Prepaid expenses and other current assets	22,841	17,081
Auction-rate securities rights, at fair value	—	15,659
Income taxes receivable	3,143	13,762
Deferred income taxes	140,724	90,433

Total current assets	1,359,534	1,280,581

MARKETABLE SECURITIES	23,509	211,792
PROPERTY AND EQUIPMENT, NET	215,295	47,529
GOODWILL	715,005	302,534
OTHER INTANGIBLES, NET	1,531,760	609,909
OTHER ASSETS	67,286	36,458

TOTAL ASSETS	$3,912,389	$2,488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$241,114	$176,076
Accrued expenses	469,721	286,606
Current portion of long-term debt	24,993	—
Income taxes payable	—	9,498

Total current liabilities	735,828	472,180

DEFERRED INCOME TAXES	217,334	49,180
ACQUISITION-RELATED CONTINGENT CONSIDERATION	16,050	58,470
LONG-TERM DEBT, LESS CURRENT PORTION, NET	1,045,801	322,534
OTHER LIABILITIES	94,047	89,028
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 136,309,917 and 134,986,612 shares issued; 116,057,895 and 117,270,309 outstanding at December 31, 2010 and 2009, respectively	1,363	1,350
Additional paid-in capital	860,882	817,467
Retained earnings	1,364,297	1,105,291
Accumulated other comprehensive loss	(1,161)	(1,881)
Treasury stock, 20,252,022 and 17,716,303 shares at December 31, 2010 and December 31, 2009, respectively	(483,790)	(424,816)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,741,591	1,497,411
Noncontrolling interests	61,738	—
Total stockholders’ equity	1,803,329	1,497,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,912,389	$2,488,803

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except per share data)

	2010	2009	2008
REVENUES:
Net sales	$1,601,192	$1,451,577	$1,260,536
Device, service and other revenues	115,037	9,264	—

TOTAL REVENUES	1,716,229	1,460,841	$1,260,536
COSTS AND EXPENSES:
Cost of revenues	504,757	375,058	267,235
Selling, general and administrative	547,605	534,523	488,063
Research and development	144,525	185,317	110,211
Impairment of other intangible assets	35,000	69,000	8,083
Acquisition-related items	18,976	(93,081)	—
Purchased in-process research and development	—	—	(530)

OPERATING INCOME	465,366	390,024	387,474

INTEREST EXPENSE (INCOME), NET	46,601	37,718	(6,107)
OTHER (INCOME) EXPENSE, NET	(1,933)	(3,329)	1,753
GAIN ON EXTINGUISHMENT OF DEBT, NET	—	(4,025)	—

INCOME BEFORE INCOME TAX	420,698	359,660	391,828
INCOME TAX	133,678	93,324	136,492

CONSOLIDATED NET INCOME	$287,020	$266,336	$255,336
Less: Net income attributable to noncontrolling interests	28,014	—	—

NET INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$259,006	$266,336	$255,336

NET INCOME PER SHARE ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.:
Basic	$2.23	$2.27	$2.07
Diluted	$2.20	$2.27	$2.06
WEIGHTED AVERAGE SHARES:
Basic	116,164	117,112	123,248
Diluted	117,951	117,515	123,720

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except share data)

	Endo Pharmaceuticals Holdings Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Endo Pharmaceuticals Holdings Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Number of Shares	Amount				Number of Shares	Amount
BALANCE, JANUARY 1, 2008	134,144,993	$1,341	$704,305	$583,619	$3,025	—	$—	$1,292,290	$—	$1,292,290
Estimated tax sharing distributions due to Endo Pharma LLC	—	—	14	—	—	—	—	14	—	14
Compensation related to stock-based awards	—	—	16,934	—	—	—	—	16,934	—	16,934
Forfeiture of restricted stock awards	(1,131)	—	—	—	—	—	—	—	—	—
Exercise of options	150,191	2	2,233	—	—	—	—	2,235	—	2,235
Tax benefits of stock awards	—	—	(92)	—	—	—	—	(92)	—	(92)
Common stock issued	7,951	—	185	—	—	—	—	185	—	185
Issuance of Convertible Senior Subordinated Notes due 2015, net of tax of $56,417	—	—	85,782	—	—	—	—	85,782	—	85,782
Sale of common stock warrants	—	—	50,371	—	—	—	—	50,371	—	50,371
Purchase of common stock call options	—	—	(107,607)	—	—	—	—	(107,607)	—	(107,607)
Tax benefit of call options	—	—	41,160	—	—	—	—	41,160	—	41,160
Treasury stock acquired	—	—	—	—	—	(17,716,303)	(424,816)	(424,816)	—	(424,816)
Comprehensive income:
Unrealized gain on securities, net of tax	—	—	—	—	(31,098)	—	—	(31,098)	—	(31,098)
Reclassification due to other-than-temporary impairment	—	—	—	—	26,417	—	—	26,417	—	26,417
Net income	—	—	—	255,336	—	—	—	255,336	—	255,336

Total comprehensive income								$250,655	$—	$250,655

BALANCE, DECEMBER 31, 2008	134,302,004	$1,343	$793,285	$838,955	$(1,656)	(17,716,303)	$(424,816)	$1,207,111	$—	$1,207,111

Compensation related to stock-based awards	—	—	19,593	—	—	—	—	19,593	—	19,593
Forfeiture of restricted stock awards	(1,131)	—	—	—	—	—	—	—	—	—
Exercise of options	554,827	6	8,031	—	—	—	—	8,037	—	8,037
Tax benefits of stock awards	—	—	(3,693)	—	—	—	—	(3,693)	—	(3,693)
Common stock issued	130,912	1	251	—	—	—	—	252	—	252
Treasury stock acquired	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Unrealized loss on securities, net of tax	—	—	—	—	(225)	—	—	(225)	—	(225)
Net income	—	—	—	266,336	—	—	—	266,336	—	266,336

Total comprehensive income								$266,111	$—	$266,111

BALANCE, DECEMBER 31, 2009	134,986,612	$1,350	$817,467	$1,105,291	$(1,881)	(17,716,303)	$(424,816)	$1,497,411	$—	$1,497,411

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 – (Continued)

(In thousands, except share data)

	Endo Pharmaceuticals Holdings Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Endo Pharmaceuticals Holdings Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Number of Shares	Amount				Number of Shares	Amount
Compensation related to stock-based awards	—	—	22,909	—	—	—	—	22,909	—	22,909
Exercise of options	965,013	9	20,874	—	—	—	—	20,883	—	20,883
Tax benefits of stock awards	—	—	(805)	—	—	—	—	(805)	—	(805)
Common stock issued	358,292	4	437	—	—	—	—	441	—	441
Treasury stock acquired	—	—	—	—	—	(2,535,719)	(58,974)	(58,974)	—	(58,974)
Noncontrolling interests acquired in business combinations	—	—	—	—	—	—	—	—	63,227	63,227
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(28,870)	(28,870)
Buy-out of noncontrolling interests	—	—	—	—	—	—	—	—	(633)	(633)
Comprehensive income:
Unrealized loss on securities, net of tax	—	—	—	—	720	—	—	720	—	720
Net income	—	—	—	259,006	—	—	—	259,006	28,014	287,020

Total comprehensive income								$259,726	$28,014	$287,740

BALANCE, DECEMBER 31, 2010	136,309,917	$1,363	$860,882	$1,364,297	$(1,161)	(20,252,022)	$(483,790)	$1,741,591	$61,738	$1,803,329

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$287,020	$266,336	$255,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,404	80,381	46,445
Stock-based compensation	22,909	19,593	16,934
Amortization of deferred financing/debt issuance costs and premium/discount	22,013	19,503	13,833
Provision for bad debts	855	—	—
Selling, general and administrative expenses paid in shares of common stock	220	251	185
Deferred income taxes	(15,420)	(36,395)	3,082
Loss (gain) on disposal of property and equipment	154	(16)	143
Change in the fair value of acquisition-related contingent consideration	(51,420)	(128,090)	—
Loss (gain) on auction-rate securities rights	15,659	11,662	(27,321)
(Gain) loss on trading securities	(15,420)	(15,222)	4,225
(Gain) on extinguishment of debt, net	—	(4,025)	—
Impairment of long-lived assets	35,000	69,000	12,680
Purchased in-process research and development	—	—	(530)
Other-than-temporary impairment of available-for-sale securities	—	—	26,417
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(84,659)	(62,584)	3,458
Inventories	13,894	12,920	(11,428)
Prepaid and other assets	(4,003)	13,554	(1,755)
Accounts payable	30,145	12,068	(17,969)
Accrued expenses	93,346	34,112	40,561
Other liabilities	(5,612)	9,653	11,009
Income taxes receivable/payable	561	(7,295)	(19,189)
Note receivable	—	—	(489)

Net cash provided by operating activities	453,646	295,406	355,627

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,891)	(12,415)	(17,428)
Purchases of available-for-sale securities	—	—	(134,211)
Proceeds from sales of trading securities	231,125	23,750	975
Proceeds from sales of available-for-sale securities	—	—	447,111
Proceeds from sale of property and equipment	356	—	27
Principal payments on note receivable	—	—	3,333
License fees	(400)	(4,485)	(85,000)
Acquisitions, net of cash acquired	(1,105,040)	(250,359)	(15,000)
Other investments	(2,473)	(2,000)	(20,000)

Net cash (used in) provided by investing activities	(896,323)	(245,509)	179,807

FINANCING ACTIVITIES:
Capital lease obligations repayments	(313)	(250)	(625)
Tax sharing payments to Endo Pharma LLC	—	—	(671)
Tax benefits of stock awards	1,944	717	307
Deferred financing fees	(13,563)	(5,162)	—
Exercise of Endo Pharmaceuticals Holdings Inc. Stock Options	20,883	8,037	2,235
Principal payments on HealthTronics senior credit facility	(40,000)
Principal payments on Qualitest debt	(406,758)
Principal payments on debt	(61,559)	(120,470)	—
Net proceeds from issuance of debt	786,576	—	370,740
Proceeds from other indebtedness, net	1,696
Purchase of hedge on convertible senior subordinated notes due 2015	—	—	(107,607)
Sale of common stock warrants	—	—	50,371
Purchase of common stock	(58,974)	—	(424,816)
Distributions to noncontrolling interests	(28,870)	—	—
Buy-out of noncontrolling interests, net of contributions	(633)	—	—

Net cash provided by (used in) financing activities	200,429	(117,128)	(110,066)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(242,248)	(67,231)	425,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	708,462	775,693	350,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$466,214	$708,462	$775,693

SUPPLEMENTAL INFORMATION:
Interest paid	$22,187	$19,265	$3,373

Income taxes paid	$143,529	$126,431	$142,660

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment financed by capital leases	$689	$235	$798
Accrual for purchases of property and equipment	$6,793	$2,635	$4,211
Settlement of note receivable	$—	$—	$(46,667)
Acquisition of license rights	$—	$—	$90,657
Transfer of securities from available-for-sale to trading	$—	$—	$228,633

See notes to consolidated financial statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1. DESCRIPTION OF BUSINESS

Endo Pharmaceuticals Holdings Inc., together with its subsidiaries, (the Company or we) is a United States-based, specialty healthcare solutions company focused on high-value branded products and generics as well as devices and services. We aim to partner with healthcare professionals and payment providers to deliver a suite of complementary branded and generic drugs, devices and clinical data to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology. The Company was incorporated on November 18, 1997 under the laws of the State of Delaware.

In the first quarter of 2009, we acquired Indevus Pharmaceuticals (Indevus), a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. On July 2, 2010, we acquired HealthTronics, Inc. a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. On September 20, 2010, we acquired a majority interest in Penwest Pharmaceuticals Co., a drug development company. Additionally, on November 30, 2010, we acquired Qualitest, a privately-held generics company in the U.S.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Endo Pharmaceuticals Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

As a result of the Healthtronics acquisition, we now own interests in various partnerships and limited liability corporations, or LLCs. We consolidate our investments in these partnerships or LLCs, where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related governing agreements provide us with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove us. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity attributable to Endo Pharmaceuticals Holdings Inc.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates—Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Customer, Product and Supplier Concentration—We primarily sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the years ended December 31 are as follows:

	2010	2009	2008
Cardinal Health, Inc.	33%	35%	36%
McKesson Corporation	28%	29%	31%
AmerisourceBergen Corporation.	15%	16%	15%

Revenues from these customers are included within our Branded Pharmaceuticals and Generics segments.

The Company derives a majority of its total revenues from a limited number of products. Products that accounted for 10% or more of our total revenues during the years ended December 31 were as follows:

	2010	2009	2008
Lidoderm®	46%	52%	61%
Opana® ER and Opana®	17%	16%	14%
Percocet®	7%	9%	10%

We have agreements with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Almac Pharma Services, Sharp Corporation and Noramco Inc. for the manufacture and supply of a substantial portion of our existing pharmaceutical products. Additionally, we utilize UPS Supply Chain Solutions, Inc. for customer service support, warehouse and distribution services (see Note 14 for further details).

Revenue Recognition—

Net sales. Our net sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances, as well as fees for services. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns and allowances, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Devices and services. Our fees for urology and pathology services are recorded when the procedure is performed and are based on contracted rates. Management fees from limited partnerships are recorded monthly when earned. Image guided radiation therapy (IGRT) technical services are billed monthly and the related revenues are recognized as the related services are provided.

Sales Deductions—When we recognize net sales from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. These provisions, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

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

Cash and Cash Equivalents—The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2010, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

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

Cost of Revenues—Cost of revenues includes all costs directly related to bringing both purchased and manufactured products to their final selling destination, as well as providing our services to our customers. It includes purchasing and receiving costs, direct and indirect costs to manufacture products, including direct materials, direct labor, and direct overhead expenses necessary to acquire and convert purchased materials and supplies into finished goods. Cost of revenues also includes royalties on certain licensed products, inspection costs, depreciation, amortization of intangible assets, warehousing costs, freight charges, costs to operate our equipment, and other shipping and handling activity.

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

At December 31, 2010, $18.8 million of our marketable securities portfolio is invested in auction-rate securities with underlying ratings of AAA. As explained in Note 3, the fair value of these securities, as determined using a valuation model, was $17.3 million, $1.5 million less than their original par value of approximately $18.8 million. Due to the continuing changes and uncertainty in the credit markets, it is possible that the valuation of auction-rate securities will further fluctuate in the near term.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 79% and 80% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2010 and 2009, respectively.

Inventories— Inventories consist of finished goods held for distribution, raw materials and work-in-process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write-down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of the related assets, ranging from 1 to 45 years, on a straight-line basis. Leasehold improvements and capital lease assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of their respective leases.

License Rights—The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from two to twenty years, with a weighted average useful life of approximately 10 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms.

Developed Technology—Acquired developed technology is recorded at fair value upon acquisition and amortized using estimated useful lives ranging from ten to twenty years, with a weighted average useful life of approximately 15 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired assets. Such factors include the strength of the intellectual property protection of the product and various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty.

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

In-Process Research and Development Assets —The fair value of in-process research and development (IPR&D) acquired in a business combination is determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected cash flows are adjusted for the technical and regulatory risk of completion.

IPR&D acquired after January 1, 2009 is initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. The review requires the determination of the fair value of the respective intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss is recognized for the difference. For those compounds that reach commercialization, the assets are amortized over the expected useful lives. Prior to January 1, 2009, amounts allocated to acquired IPR&D were expensed at the date of acquisition.

Goodwill—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of January 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model prescribes a two-step method for determining a goodwill impairment. In the first step, we determine the fair value of our six reporting units using a discounted cash flow analysis. If the net book values of our reporting units exceed the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting units’ fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Advertising Costs—Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $44.3 million, $56.9 million and $50.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Contingent Consideration—We account for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Indevus and Qualitest acquisitions, we could be contractually obligated to pay additional purchase price consideration upon the achievement of certain regulatory, commercial or other milestones. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions for share based compensation using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2010, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.

Segment Information—As of December 31, 2010, our operations are organized into three reportable segments: Branded Pharmaceuticals, Generics, and Devices and Services. The Generics and Devices and Services segments were established during the year ended December 31, 2010 pursuant to changes in the organization of our business resulting from the acquisitions of Qualitest and HealthTronics, respectively. A summary of our net revenues to external customers and adjusted income (loss) before income tax for each of our segments is found in Note 6 to the Consolidated Financial Statements.

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

Treasury Stock—Treasury stock consists of shares of Endo Pharmaceuticals Holdings Inc. that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock, which is a contra equity account. If these shares are reissued, we would use an average cost method for determining cost. Proceeds in excess of cost would then be credited to additional paid-in capital. No treasury shares have been reissued as of December 31, 2010.

Convertible Senior Subordinated Notes—We accounted for the issuance of our 1.75% Convertible Senior Subordinated Notes due April 2015 (the Convertible Notes) in accordance with the guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion, which among other items, specifies that contracts issued or held by an entity that are both (1) indexed to the entities own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative financial instruments if the appropriate provisions are met. Accordingly, we have recorded the Convertible Notes as long-term debt in the accompanying Consolidated Balance Sheets.

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

The Company adopted new authoritative guidance on business combinations for acquisitions occurring on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development (referred to as IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. See Note 5 for purchase accounting details.

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

The Company adopted new authoritative guidance on the fair value option for financial assets and financial liabilities which became effective for fiscal years beginning after November 15, 2007. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. This authoritative guidance helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. Upon adoption, we chose not to elect the fair value option for our existing financial assets and liabilities. Therefore, the adoption did not have any impact on our consolidated financial statements. In November 2008, simultaneously with our execution of the agreement with UBS with respect to certain auction-rate securities in UBS accounts, we elected the fair value option for the auction-rate securities rights (See Note 3).

The Company adopted the new authoritative guidance on convertible debt instruments that may be settled in cash or other assets on conversion as of January 1, 2009. The guidance requires that issuers of convertible debt instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our Convertible Notes are within the scope of this new guidance. Therefore, we are required to separate the debt portion of our Convertible Notes from the equity portion at their fair value retrospective to the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The provisions of the guidance are to be applied retrospectively to all periods presented upon adoption and became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption results in the recognition of approximately $138.7 million of additional interest expense, on a pre-tax basis, over the life of our Convertible Notes. See Note 18 for further details.

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

The Company adopted the new authoritative guidance on interim and annual disclosure about fair value of financial instruments which became effective for periods beginning after December 15, 2009. The guidance amends previous authoritative guidance by requiring disclosures with respect to the fair value of financial instruments in interim and annual financial statements. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition; however it did result in enhanced disclosures about fair value of financial instruments in our interim financial statements. See Note 3, Fair Value Measurements for further discussion.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2010, the FASB issued authoritative guidance for accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $11 million in 2011, which will be charged as an operating expense ratably throughout 2011.

In December 2010, the FASB issued authoritative guidance on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information comparative financial statements are presented. It is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt this guidance beginning with business combinations for which the acquisition date is on or after January 1, 2011.

In April 2010, the FASB issued revised authoritative guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We will adopt this guidance beginning with agreements entered into after January 1, 2011. We are currently evaluating the impact of adoption on our consolidated results of operations and financial position.

NOTE 3. FAIR VALUE MEASUREMENTS

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable, acquisition-related contingent consideration and our debt obligations. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments for the years ended December 31 (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Auction-rate securities	$—	$—	$25,275	$25,275
Auction-rate securities rights	—	—	15,659	15,659
Long-term assets:
Auction-rate securities	17,332	17,332	207,334	207,334
Equity securities	6,177	6,177	4,458	4,458
Equity and cost method investments	34,677	N/A	30,236	N/A

	$58,186		$282,962

Current liabilities:
Current portion of long-term debt	$(24,993)	$(24,993)	$—	$—
Long-term liabilities:
Acquisition-related contingent consideration	$(16,050)	$(16,050)	$(58,470)	$(58,470)
Term Loan Due 2015, less current portion, net	(377,500)	(380,038)	—	—
7.00% Senior Notes Due 2020, net	(386,716)	(403,308)	—	—
1.75% Convertible Senior Subordinated Notes Due 2015, net	(278,922)	(324,257)	(260,279)	(277,651)
Minimum Voltaren® Gel royalties due to Novartis	(38,922)	(38,922)	(49,996)	(49,996)
Other long-term debt, less current portion	(2,663)	(2,663)	(62,255)	(61,896)

	$(1,125,766)	$(1,190,231)	$(431,000)	$(448,013)

Equity securities consist of publicly traded common stock the value which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration represents amounts payable to the former Indevus shareholders under contingent cash consideration agreements relating to the development of AveedTM (see Note 5 for further details) as well as contingent cash consideration related to the acquistion of Qualitest, which occurred in November 2010 (see Note 7 for further details). These amounts are required to be measured at fair value on a recurring basis. The fair values of our Term Loan Facility due 2015 and our 7.00% Senior Notes due 2020 (the

Senior Notes) were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 33% in 2010 and 36% in 2009 that were based on historic volatility of the Company’s common stock and other factors. The fair value of our Non-recourse notes at December 31, 2009, included within other long-term debt in the table above, was determined using an income approach (present value technique) consistent with the methodology used as of February 23, 2009.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at December 31, 2010 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of December 31, 2010. The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our $23.6 million of cost method investments.

As of December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities, and acquisition-related contingent consideration. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$149,318	$—	$—	$149,318
Auction-rate securities	—	—	17,332	17,332
Equity securities	6,177	—	—	6,177

Total	$155,495	$—	$17,332	$172,827

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	(16,050)	(16,050)

Total	$—	$—	$(16,050)	$(16,050)

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$279,772	$—	$—	$279,772
Auction-rate securities	25,275	—	207,334	232,609
Auction-rate securities rights	—	—	15,659	15,659
Equity securities	4,458	—	—	4,458

Total	$309,505	$—	$222,993	$532,498

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	(58,470)	(58,470)

Total	$—	$—	$(58,470)	$(58,470)

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

At December 31, 2010 and 2009, the Company determined that the market for its auction-rate securities was still inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions – to the extent they exist – vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Our auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of AAA as of December 31, 2010. Further, the issuers have been making interest payments promptly.

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

On November 10, 2008, the Company accepted the UBS Offer. As a result, the Company granted to the UBS Entities, the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition. The fair values of our Term Loan Facility due 2015 and our 7.00% Senior Notes due 2020 (the Senior Notes) were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions.

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

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. Subsequent changes to the fair value of these trading securities resulted in $15.4 million and $15.2 million of income during the years ended December 31, 2010 and 2009, respectively, and additional expense of $4.2 million during the year ended December 31, 2008, and were recorded in Other (income) expense, net in the Consolidated Statements of Operations.

As a result of our fair value election for our auction-rate securities rights, the fair value of the auction-rate securities rights were re-measured each reporting period with the corresponding changes in fair value reported in earnings. Since the auction-rate securities rights were freestanding financial instruments, they did not affect the separate determination of the fair value of the Eligible Auction-Rate Securities. However, in management’s view, the auction-rate securities rights acted as an economic hedge against further fair value changes in the Eligible Auction-Rate Securities. On June 30, 2010, our auction-rate securities rights were exercised. Accordingly, the related asset was written off with a corresponding charge to earnings of $15.7 million for the year ended December 31, 2010. At December 31, 2009, the fair value of our auction-rate securities rights was $15.7 million. The changes in fair value during 2009 resulted in a loss of $11.7 million during the year ended December 31, 2009. These amounts were recognized in earnings and included in other (income) expense, net in the Consolidated Statements of Operations.

Valuation of the Auction-Rate Securities

The Company determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of our securities. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

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

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate on December 31, 2010 was 5.10% and ranged from 5.37% to 6.12% at December 31, 2009. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spreads over the base rate for our securities applied to our securities was 218 basis points at December 31, 2010 and ranged from 154 basis points to 410 basis points at December 31, 2009.

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

At December 31, 2010, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.3 million, representing an eight percent (8%), or $1.5 million discount from their original purchase price or par value. This compares to approximately $232.6 million, representing a seven percent (7%), or $16.5 million discount from their original purchase price or par value at December 31, 2009. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at December 31, 2010 and 2009 were reduced by approximately $1.5 million and $16.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.4 million loss and a $0.6 million gain in shareholders’ equity in accumulated other comprehensive loss as of December 31, 2010, and 2009, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

The Company has determined that an income approach (present value technique) that maximizes the use of observable market inputs is the preferred approach to measuring the fair value of the auction-rate securities rights. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

The values of the Rights at December 31, 2009 were estimated as the value of a portfolio designed to approximate the cash flows of the UBS Agreement. The portfolio consists of a bond issued by UBS that will mature equal to the face value of the auction-rate securities, a series of payments that will replicate the coupons of the auction-rate securities, and a short position in the callable auction-rate security. If the UBS agreement is in the money on the exercise date, then both the UBS agreement and the replicating portfolio will be worth the difference between the par value of the auction-rate securities and the market value of the auction-rate securities. If the UBS agreement is out of the money on the exercise date, then both the replicating portfolio and the UBS agreement will have no value.

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

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(205,050)	—	(205,050)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	15,420	(15,659)	(239)
Unrealized loss included in other comprehensive loss	(372)	—	(372)

Balance at December 31, 2010	$17,332	$—	$17,332

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts acquired or issued	(9,000)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	51,420

Balance at December 31, 2010	$(16,050)

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

At December 31, 2010 and 2009, the fair value of the Company’s trading securities was $0 and $214.9 million, respectively. The following is a summary of available-for-sale securities held by the Company as of December 31, 2010 and 2009 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2010:
Money market funds	$149,318	$—	$—	$149,318

Total included in cash and cash equivalents	$149,318	$—	$—	$149,318
Auction-rate securities	18,800	—	(1,468)	17,332
Equity securities	5,564	613	—	6,177

Long-term available-for-sale securities	$24,364	$613	$(1,468)	$23,509
Total available-for-sale securities	$173,682	$613	$(1,468)	$172,827

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2009:
Money market funds	$279,772	$—	$—	$279,772

Total included in cash and cash equivalents	$279,772	$—	$—	$279,772
Auction-rate securities	18,800	—	(1,096)	17,704
Equity securities	5,564	—	(1,106)	4,458

Long-term available-for-sale securities	$24,364	$—	$(2,202)	$22,162
Total available-for-sale securities	$304,136	$—	$(2,202)	$301,934

During the year ended December 31, 2010, we sold $230.3 million of auction-rate securities at par value. During the year ended December 31, 2009, we sold $23.8 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction-rate securities and variable rate demand obligations during the periods ended December 31, 2010 and 2009. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

The following table sets forth the fair value of our long-term auction-rate securities by type of security and underlying credit rating as of December 31, 2010 (in thousands):

	Underlying Credit Rating(1)
	AAA	A	B2	Ba2	Baa3	Total
Underlying security:
Student loans	$17,332	$—	$—	$—	$—	$17,332

Total auction-rate securities included in long-term marketable securities	$17,332	$—	$—	$—	$—	$17,332

(1)	Our auction-rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

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

As of December 31, 2010, the yields on our long-term auction-rate securities ranged from 0.54% to 0.60%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of December 31, 2010, the weighted average yield for our long-term auction-rate securities was 0.57%. Total interest recognized on our auction-rate securities and variable rate demand obligations during the year ended December 31, 2010, 2009 and 2008 was $0.7 million, $2.4 million, and $15.5 million, respectively. Further, the issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,332	18,800	17,704
Equity securities	5,564	6,177	5,564	4,458

Total	$24,364	$23,509	$24,364	$22,162

The Company’s financial assets measured at fair value on a nonrecurring basis at December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Pagoclone indefinite-lived intangible asset	$—	$—	$8,000	$(13,000)

Total	$—	$—	$8,000	$(13,000)

The Company’s financial assets measured at fair value on a nonrecurring basis at December 31, 2009, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
AveedTM indefinite-lived intangible asset	$—	$—	$35,000	$(65,000)

Total	$—	$—	$35,000	$(65,000)

See Note 9 for a discussion of these impairments. As required, we also performed an impairment analysis on all other indefinite-lived intangible assets as of January 1, 2011 and January 1, 2010. None of our other indefinite-lived intangible assets were determined to be impaired.

NOTE 4. INVENTORIES

Inventories are comprised of the following for the years ended December 31 (in thousands):

	2010	2009
Raw materials	$45,957	$8,510
Work-in-process	34,208	25,799
Finished goods	98,640	50,584

Total	$178,805	$84,893

NOTE 5. ACQUISITIONS

Indevus Pharmaceuticals, Inc.

On February 23, 2009 (the Indevus Acquisition Date), the Company completed its initial tender offer (the Offer) for all outstanding shares of common stock of Indevus. Through purchases in subsequent offer periods, the exercise of a top-up option and a subsequent merger (the Merger), the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2009. Accordingly, the Company paid approximately $368 million in aggregate initial cash consideration for the Indevus Shares and entered into the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement (each as defined in the Merger Agreement), providing for the payment of up to an additional $3.00 per Indevus Share in contingent cash consideration payments, in accordance with the terms of the Offer. The total cost to acquire all outstanding Indevus Shares pursuant to the Offer and the Merger could be up to an additional approximately $267 million, if Endo is obligated to pay the maximum amounts under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement.

Indevus was a specialty pharmaceutical company engaged in the acquisition, development, and commercialization of products to treat conditions in urology, endocrinology and oncology. Following the completion of the Merger, Indevus was renamed Endo Pharmaceuticals Solutions Inc.

Approved products assumed in the acquisition included Sanctura® (trospium chloride) and Sanctura XR® (trospium chloride extended release capsules) for the treatment of overactive bladder (OAB); Supprelin® LA (histrelin acetate) for treating central precocious puberty (CPP); Vantas® (histrelin) for the palliative treatment of advanced prostate cancer; Delatestryl® (testosterone enanthate) for the treatment of male hypogonadism; Hydron® Implant utilized as a drug delivery device providing for a sustained release of a broad spectrum of drugs continuously and Valstar® (valrubicin) for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (referred to as CIS) of the bladder.

Primary development products include the following:

•

AveedTM (testosterone undecanoate) is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido® which the Company acquired the U.S. rights to from Schering AG, Germany, in July 2005. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. The contingent cash consideration agreement relating to the product, which we have historically referred to as the Nebido® Contingent Cash Consideration Agreement, will now be referred to as the AveedTM Contingent Cash Consideration Agreement throughout this Report. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA has requested information from Endo to address the agency’s concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. The letter also specified that the proposed REMS is not sufficient. In 2010, the Company met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. The Company is evaluating how best to address the concerns of the FDA and intends to have future dialogue with the agency regarding a possible regulatory pathway. The outcome of future communications with the FDA could have a material impact on (1) management’s assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.

•

Octreotide, currently in Phase III clinical trials for the treatment of acromegaly, utilizes our patented Hydron® Polymer Technology to deliver six months of octreotide, a long-acting octapeptide that mimics the natural hormone somatostatin to block production of growth hormone (GH). Octreotide is also approved to treat symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors. In February 2011, the FDA requested additional pre-clinical studies, including a carcinogenicity study, be completed prior to the submission of the NDA for the octreotide implant for the treatment of acromegaly. Although this development causes a delay of up to four years in the timing associated with regulatory approval, the Company intends to continue the development of this product and is encouraged by recent preliminary results from its Phase III study. In addition, the Company recently assessed all of its in-process research and development assets and concluded, separately, to discontinue development of its octreotide implant for the treatment of carcinoid syndrome due to recent market research that indicates certain commercial challenges, including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies.

Management believes the Company’s acquisition of Indevus is particularly significant because it reflects our commitment to expand our business beyond pain management into complementary medical areas where we believe we can be innovative and competitive.

The operating results of Indevus from February 23, 2009 to December 31, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009 reflect the acquisition of Indevus, effective February 23, 2009, the date the Company obtained control of Indevus. The acquisition date fair value of the total consideration transferred was $540.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred
Cash	$368,034
Contingent consideration	172,860

Total	$540,894

As of December 31, 2010 and 2009, the fair value of the Indevus contingent consideration is $7.1 million and $58.5 million, respectively.

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between $0 and approximately $175.0 million. The fair value of the contractual obligation to pay the AveedTM contingent consideration recognized on the Indevus Acquisition Date was $133.1 million. We determined the fair value of the obligation to pay the AveedTM contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the AveedTM

Contingent Cash Consideration Agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the AveedTM contingent consideration was $7.1 million and $7.5 million at December 31, 2010 and December 31, 2009, respectively. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

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

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between $0 and approximately $91.0 million. The fair value of the octreotide contractual obligation to pay the contingent consideration recognized on the Indevus Acquisition Date was $39.8 million. We determined the fair value of the contractual obligation to pay the Octreotide Contingent Consideration Payment based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Under the Octreotide Contingent Cash Consideration Agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. The fair value of the contractual obligation to pay the octreotide contingent consideration was determined to be $0 at December 31, 2010 compared to $42.5 million at December 31, 2009. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

In addition to the potential contingent payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement, the Company has assumed a pre-existing contingent consideration obligation relating to Indevus’ acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration), which was consummated on April 18, 2007. The Valera Contingent Consideration entitles former Valera shareholders to receive additional Indevus Shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012. Upon Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus Shares was converted into the right to receive $4.50 per Indevus Share that such former Valera shareholder would have received plus contractual rights to receive up to an additional $3.00 per Indevus Share that such former Valera shareholder would have received in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement. These amounts would only be payable to former Valera shareholders if there were Octreotide Approval. The range of the undiscounted amounts the Company could pay with respect to the Valera Contingent Consideration is between $0 and approximately $33.0 million.

The Company is accounting for the Valera Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Indevus. Accordingly, the fair value of the Valera Contingent Consideration recognized on the Indevus Acquisition Date was $13.7 million. Fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless Octreotide for the treatment of acromegaly is approved prior to April 18, 2012. The fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be $0 at December 31, 2010 compared to $8.5 million at December 31, 2009. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

As of December 31, 2010, the fair value of the Indevus acquisition-related contingent consideration decreased by approximately $51.4 million from December 31, 2009, primarily due to management’s current assessment that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filing and FDA approval of octreotide for the treatment of acromegaly. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations.

As of December 31, 2009, the fair value of the Indevus acquisition-related contingent consideration decreased by approximately $128.1 million from the acquisition date, primarily reflecting management’s assessment of the decreased probability that we will be obligated to make contingent consideration payments under the AveedTM Contingent Cash Consideration Agreement within the specified contractual timeframe, as well as the anticipated timeline for the NDA filing and FDA approval of octreotide. The decrease in the liability was recorded as a gain and is included in the Acquisition-related items line item in the accompanying Consolidated Statements of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Indevus Acquisition Date (in thousands):

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

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Indevus Acquisition Date. As of December 31, 2009, our measurement period adjustments were complete.

Of the $532.9 million of acquired intangible assets, $255.9 million was assigned to in-process research and development. The remaining $277.0 million has been assigned to license rights and is subject to a weighted average useful life of approximately 11 years.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
In-Process Research & Development:
Valstar®(1)	$88.0	n/a
Aveed™(2)	100.0	n/a
Octreotide(3)	31.0	n/a
Pagoclone(4)	21.0	n/a
Pro2000(5)	4.0	n/a
Other	11.9	n/a

Total	$255.9	n/a

License Rights:
Hydron® Polymer	$22.0	10
Vantas®	36.0	10
Sanctura® Franchise	94.0	12
Supprelin® LA	124.0	10
Other	1.0	4

Total	$277.0	11

Total other intangible assets	$532.9

(1)

The FDA approved the sNDA for Valstar® subsequent to the Indevus Acquisition Date. Therefore, Valstar® was initially classified as in-process research and development and subsequently transferred to License Rights upon obtaining FDA approval and is being amortized over a 15 year useful life.

(2)	As a result of the FDA’s complete response letter related to our filed NDA, we performed an impairment analysis during the fourth quarter ended December 31, 2009. We concluded there was a decline in the fair value of the indefinite-lived intangible. Accordingly, we recorded a $65.0 million impairment charge.
(3)	As part of our annual review of all in-process research and development assets, we conducted an in-depth review of both octreotide indications. This review covered a number of factors including the market potential of each product given its stage of development, taking into account, among other things, issues of safety and efficacy, product profile, competitiveness of the marketplace, the proprietary position of the product and its potential profitability. Our review resulted in no impact to the carrying value of our octreotide – acromegaly intangible asset. However, the analysis identified certain commercial challenges with respect to the octreotide – carcinoid syndrome intangible asset including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies. Upon analyzing the Company’s R&D priorities, available resources for current and future projects, and the commercial potential for octreotide – carcinoid syndrome, the Company has decided to discontinue development of octreotide for the treatment of carcinoid syndrome. As a result of the above developments, the Company recorded a pre-tax non-cash impairment charge of $22.0 million for the year ended December 31, 2010, to write-off, in its entirety, the octreotide – carcinoid syndrome intangible asset.
(4)	In May 2010, Teva terminated the development and licensing arrangement with us upon the completion of the Phase IIb study. We concluded there was a decline in the fair value of the indefinite-lived intangible asset. Accordingly, we recorded a $13.0 million impairment charge.
(5)	In December 2009, our Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. We concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4.0 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

The fair value of the in-process research and development assets and License Rights assets, with the exception of the Hydron® Polymer Technology, were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through or beyond the patent life of each product, depending on the circumstances particular to each product. The fair value of the Hydron® Polymer Technology was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the technology. The Hydron® Polymer Technology is currently used in the following products: Vantas®, Supprelin® LA and octreotide. Thus, we derived the hypothetical royalty income from the projected revenues of those drugs. The fair value of the Hydron® Polymer Technology also includes an existing royalty payable by the Company to certain third party partners based on the net sales derived from drugs that use the Hydron® Polymer Technology. Discount rates applied to the estimated cash flows for all intangible assets acquired ranged from 13% to 20%, depending on the current stage of development, the overall risk associated with the particular project or product and other market factors. We believe the discount rates used are consistent with those that a market participant would use.

The $121.5 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the potential additional applications for the Hydron® Polymer Technology, expected corporate synergies, the assembled workforce of Indevus and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $167.7 million are related primarily to federal net operating loss and credit carryforwards of Indevus and its subsidiaries. The deferred tax liabilities of $210.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

During the years ended December 31, 2010 and 2009, we recorded $51.4 million and $93.1 million in income for Indevus acquisition-related items. These amounts are included Acquisition-related items in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related items
	Year ended December 31, 2010	February 23, 2009 to December 31, 2009
Investment bank fees, includes Endo and Indevus	$—	$13,030
Legal, separation, integration, and other items	—	21,979
Changes in fair value of acquisition-related contingent consideration	(51,420)	(128,090)

Total	$(51,420)	$(93,081)

The amounts of revenue and net loss of Indevus included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009 are as follows (dollars in thousands, except per share data):

February 23, 2009 to December 31, 2009
Revenue	$66,719
Net loss	$(107,779)
Basic and diluted loss per share	$(0.92)

The following supplemental pro forma information presents the financial results as if the acquisition of Indevus had occurred January 1, 2009 for the year ended December 31, 2009 and on January 1, 2008 for the year ended December 31, 2008. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition of Indevus been completed on January 1, 2009, nor are they indicative of any future results.

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

HealthTronics, Inc.

On July 2, 2010 (the HealthTronics Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of HealthTronics and obtained effective control of HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $214.8 million in aggregate cash consideration for 100% of the outstanding shares, at which time HealthTronics became a wholly-owned subsidiary of the Company. The HealthTronics Shares were purchased at a price of $4.85 per HealthTronics Share. In addition, Endo paid $40 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated.

HealthTronics is a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The HealthTronics business and applicable services include:

Lithotripsy services.

HealthTronics provides lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Lithotripsy services are provided principally through limited partnerships and other entities that HealthTronics manages, which use lithotripters. In 2009, physician partners used our lithotripters to perform approximately 50,000 procedures in the U.S. While the physicians render medical services, HealthTronics does not. As the general partner of limited partnerships or the manager of other types of entities, HealthTronics also provide services relating to operating its lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	677	33,788
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	3,676	47,413
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	8,458	74,324
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$12,811	$216,800

Accounts payable	$(3,084)	$—	$(3,084)
Accrued expenses	(11,551)	(8,659)	(20,210)
Deferred income taxes	(20,377)	(3,188)	(23,565)
Long-term debt	(44,751)	1,291	(43,460)
Other liabilities	(1,434)	(351)	(1,785)

Total liabilities assumed	$(81,197)	$(10,907)	$(92,104)

Net identifiable assets acquired	$122,792	$1,904	$124,696
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$1,204	$153,374

Net assets acquired	$214,843	$—	$214,843

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the HealthTronics Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of noncontrolling interests and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the HealthTronics Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract	13.4	n/a

Total	$74.3	n/a

The fair value of the developed technology assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the HealthTronics Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the HealthTronics Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of HealthTronics’ services.

HealthTronics has investments in partnerships and limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where we do not own 100% of the entity in accordance with the accounting consolidation principles. As a result, we are required to fair value the noncontrolling interests as part of our purchase price allocation. To calculate fair value, the Company used historical transactions which represented level 2 data points within the fair value hierarchy to calculate applicable multiples of each respective noncontrolling interest in the partnerships and LLCs.

The $153.4 million of goodwill was assigned to our Devices and Services segment, which was established in July 2010 pursuant to our acquisition of HealthTronics. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $47.4 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. The deferred tax liabilities of $23.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $20.9 million of HealthTronics acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and HealthTronics	$2,017
Acceleration of outstanding HealthTronics stock-based compensation	7,924
Legal, separation, integration, and other costs	10,988

Total	$20,929

The amounts of revenue and net loss of HealthTronics included in the Company’s Consolidated Statements of Operations from the HealthTronics Acquisition date to December 31, 2010 are as follows (in thousands, except per share data):

Revenue and Losses included in the Consolidated Statements of Operations from July 2, 2010 to December 31, 2010
Revenue	$102,144
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(8,098)
Basic and diluted loss per share	$(0.07)

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the year ended December 31, 2010 and January 1, 2009 for the year ended December 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010 or January 1, 2009, nor are they indicative of any future results.

	Twelve Months Ended December 31,
	2010	2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$1,814,918	$1,646,171
Net income attributable to Endo Pharmaceuticals Holdings Inc	$264,165	$265,282
Basic earnings per share	$2.27	$2.27
Diluted earnings per share	$2.24	$2.26

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

Penwest Pharmaceuticals Co.

On September 20, 2010 (the Penwest Acquisition Date), the Company completed its tender offer for the outstanding shares of common stock of Penwest, at which time Penwest became a majority-owned subsidiary of the Company. On November 4, 2010, we closed this acquisition immediately following a special meeting of shareholders of Penwest at which they approved the merger. We paid approximately $171.8 million in aggregate cash consideration. Penwest is now our wholly-owned subsidiary.

This transaction contributes to Endo’s core pain management franchise and permits us to maximize the value of our oxymorphone franchise.

The operating results of Penwest from September 20, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	3,003	30,178
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,571	$179,437

Accounts payable	$(229)	$—	$(229)
Income taxes payable	(347)	187	(160)
Penwest shareholder liability	(20,815)	20,815	—
Accrued expenses	(1,455)	(87)	(1,542)
Deferred income taxes	(39,951)	(379)	(40,330)
Other liabilities	(4,403)	(118)	(4,521)

Total liabilities assumed	$(67,200)	$20,418	$(46,782)

Net identifiable assets acquired	$109,666	$22,989	$132,655
Goodwill	$37,952	$1,159	$39,111

Net assets acquired	$147,618	$24,148	$171,766

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Penwest Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to intangible assets and deferred taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Penwest Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows (in millions):

	Valuation	Amortization Period (in years)
In Process Research & Development:
Otsuka	$5.5	n/a
A0001	1.6	n/a

Total	$7.1	n/a

Developed Technology:
Opana® ER	$104.1	10

Total	$104.1	10

Total other intangible assets	$111.2	n/a

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

The $39.1 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the control premium associated with our oxymorphone franchise and other factors. None of the goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $30.2 million are related primarily to federal net operating loss and credit carryforwards of Penwest. The deferred tax liabilities of $40.3 million are related primarily to the difference between the book basis and tax basis of the identifiable intangible assets.

The Company recognized $10.7 million of Penwest acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and Penwest	$3,865
Legal, integration, and other costs	6,815

Total	$10,680

Due to the pro forma impacts of eliminating the pre-existing intercompany royalties between Penwest and Endo, which were determined to be at fair value, we have not provided supplemental pro forma information as amounts are not material to the Consolidated Statements of Operations. We have also considered the impacts of Penwest, since the date we obtained a majority interest, on our Consolidated Statement of Operations and concluded amounts were not material.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into escrow. One of the escrow amounts is for $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

In connection with the $100 million escrow account, to the extent that we are able to realize tax benefits for costs that are funded by the escrow account, we will be required to share these tax benefits with Apax.

Qualitest is a manufacturer and distributor of generic drugs and over-the-counter pharmaceuticals throughout the United States. Qualitest’s product portfolio is comprised of 175 product families in various forms including tablets, capsules, creams, ointments, suppositories, and liquids. This acquisition will enable us to gain critical mass in our generics business while strengthening our pain portfolio through a larger breadth of product offerings.

The operating results of Qualitest from November 30, 2010 to December 31, 2010 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2010 reflects the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

November 30, 2010
Cash and cash equivalents	$21,828
Accounts receivable	93,228
Other receivables	1,483
Inventories	95,000
Prepaid expenses and other current assets	2,023
Deferred income taxes	63,509
Property and equipment	135,807
Other intangible assets	843,000

Total identifiable assets	$1,255,878

Accounts payable	$(27,422)
Accrued expenses	(55,210)
Deferred income taxes	(207,733)
Long-term debt	(406,758)
Other liabilities	(9,370)

Total liabilities assumed	$(706,493)

Net identifiable assets acquired	$549,385
Goodwill	$219,986

Net assets acquired	$769,371

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Qualitest Acquisition Date. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Qualitest Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

Total	$618.0	16

	Valuation (in millions)	Amortization Period (in years)
In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

Tradename:
Qualitest tradename	$27.0	n/a

Total	$27.0	n/a

Total other intangible assets	$843.0	n/a

The fair value of the developed technology assets and in-process research and development assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the Qualitest Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the Qualitest Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of Qualitest.

The $220.0 million of goodwill was assigned to our Generics segment, which was established in November 2010 pursuant to our acquisition of Qualitest. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

The deferred tax assets of $63.5 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. The deferred tax liabilities of $207.7 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $38.8 million of Qualitest acquisition-related costs that were expensed for the twelve months ended December 31, 2010. These costs are included in the line item entitled “Acquisition-related items” in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Twelve Months Ended December 31, 2010
Investment bank fees, includes Endo and Qualitest	$14,215
Legal, separation, integration, and other costs	24,572

Total	$38,787

The amounts of revenue and net loss of Qualitest included in the Company’s Consolidated Statements of Operations from the Qualitest Acquisition date to December 31, 2010 are as follows (in thousands, except per share data):

Revenue and Net Loss included in the Consolidated Statements of Operations from November 30, 2010 to December 31, 2010
Revenue	$30,323
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(3,056)
Basic and diluted net loss per share	$(0.03)

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the year ended December 31, 2010 and January 1, 2009 for the year ended December 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010 or January 1, 2009, nor are they indicative of any future results.

	Twelve Months Ended December 31,
	2010	2009
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,038,761	$1,767,873
Net income attributable to Endo Pharmaceuticals Holdings Inc	$243,710	$257,511
Basic earnings per share	$2.10	$2.20
Diluted earnings per share	$2.07	$2.19

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010 and 2009, as applicable, together with the consequential tax effects.

NOTE 6. SEGMENT RESULTS

As a result of our recent acquisitions, the Company has realigned its internal management reporting to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

The three reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics and (3) Devices and Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals

This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The established products that are included in this operating segment includes Lidoderm®, Opana® ER and Opana®, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, and Valstar®.

Generics

This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our newly acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology and hypertension markets.

Devices and Services

The Devices and Services operating segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the following five business lines: Lithotripsy services, Prostate treatment services, Radiation therapy services, Anatomical pathology services, and Medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before tax. We define adjusted income (loss) before tax as income (loss) before tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of commercial intangible assets related to marketed products, inventory step-up recorded as part of our acquisitions, and certain other items that the Company believes do not reflect its core operating performance. Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before tax by adding the adjusted income (loss) before tax of each of our reportable segments to corporate unallocated adjusted income (loss) before tax.

The following represents selected information for the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Twelve Months Ended December 31,
	2010	2009	2008
Net revenues to external customers
Branded Pharmaceuticals	$1,467,572	$1,336,110	$1,168,204
Generics	146,513	124,731	92,332
Devices and Services	102,144	—	—

Total consolidated net revenues to external customers	$1,716,229	$1,460,841	$1,260,536

Adjusted income (loss) before tax
Branded Pharmaceuticals	$757,453	$642,997	$581,152
Generics	24,722	28,557	23,163
Devices and Services	35,538	—	—
Corporate unallocated	(194,459)	(174,994)	(130,539)

Total consolidated adjusted income (loss) before tax	$623,254	$496,560	$473,776

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated operating income and our consolidated income before tax, which are determined in accordance with U.S. generally accepted accounting principles (GAAP), for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Twelve Months Ended December 31,
	2010	2009	2008
Total consolidated adjusted income (loss) before tax	$623,254	$496,560	$473,776
Upfront and milestone payments to partners	(23,850)	(77,099)	(8,910)
Acquisition-related items	(18,976)	93,081	—
Cost reduction initiatives	(17,245)	(2,549)	(16,375)
Asset impairment charges	(35,000)	(69,000)	(12,680)
Amortization of commercial intangible assets related to marketed products	(83,974)	(62,931)	(30,821)
Inventory step-up	(6,289)	(11,268)	—
Purchased in-process research and development	—	—	530
Non-cash interest expense	(16,983)	(14,719)	(10,372)
Other (expense) income	(239)	3,560	(3,320)
Gain on extinguishment of debt	—	4,025	—

Total consolidated income before income tax	$420,698	$359,660	$391,828

The following represents additional selected financial information for our reportable segments (in thousands):

	Twelve Months Ended December 31, 2010
	2010	2009	2008
Depreciation expense:
Branded Pharmaceuticals	$13,259	$13,400	$10,255
Generics	1,676	822	508
Devices and Services	6,000	—	—
Corporate unallocated	2,894	2,628	2,214

Total depreciation expense	$23,829	$16,850	$12,977

Amortization expense:
Branded Pharmaceuticals	$78,647	$63,531	$33,468
Generics	3,068	—	—
Devices and Services	2,860	—	—

Total amortization expense	$84,575	$63,531	$33,468

Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 7. LICENSE AND COLLABORATION AGREEMENTS

Commercial Products

Novartis AG and Novartis Consumer Health, Inc.

On March 4, 2008, we entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (the FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010.

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations including the launch of a generic to the Licensed Product in the United States. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during 2010 and 2009. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

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

During the term of the Voltaren® Gel Agreement, Endo has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price was fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.

Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the United States, (an OTC Switch), by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis will notify Endo if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to Endo on net sales of such OTC equivalent product in the United States by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the United States must have exceeded a certain threshold prior to the launch of the OTC equivalent product by Novartis or its affiliates.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc., (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During 2010, 2009, and 2008, we recorded $86.8 million, $84.9 million, and $84.8 million for these royalties to Hind, respectively, which we recorded as a reduction to net sales. At December 31, 2010 and 2009, $23.0 million and $22.8 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying balance sheets. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Penwest Pharmaceuticals Co.

In September 1997, we entered into a collaboration agreement with Penwest Pharmaceuticals Co. (Penwest) to exclusively co-develop opioid analgesic products for pain management, using Penwest’s patent-protected proprietary technology, for commercial sale worldwide. On April 2, 2002, we amended and restated this agreement between the parties (the 2002 Agreement) to provide, among other things, that this collaboration would cover only the opioid analgesic product, oxymorphone ER, now known as Opana® ER. In September 2010, we acquired Penwest, which effectively eliminated this third party relationship. See Note 5 for discussion of our Penwest Acquisition. We recorded, in cost of revenues, royalties to Penwest under the 2002 Agreement of $29.8 million, $19.3 million, and $5.0 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Valeant Canada Ltd

In June 2009, the Company entered into a License Agreement with Valeant Canada Ltd (Valeant) granting Valeant a license to market Opana® and Opana® ER in Canada, Australia and New Zealand. Opana® ER, the extended release formulation of oxymorphone, was jointly developed by Penwest and Endo. Prior to Endo’s acquisition of the majority of common stock of Penwest, under the terms of the collaboration agreement between Penwest and Endo, the two companies have shared equally in the proceeds received from Valeant for Opana®

ER. The license agreement with Valeant also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo. Under the terms of the License Agreement, Valeant made an upfront payment to Endo and may make future payments if certain sales milestones are reached. In addition, Valeant has agreed to pay royalties ranging from 10%-20% on net sales of Opana® ER and Opana® in each of the three countries, subject to royalty reductions upon patent expiry or generic entry.

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

In addition, Vernalis could receive one-time milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized the product Frova® in Canada, under the Canadian Trademark.

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

Allergan/Esprit

In September 2007, Indevus (now, Endo Pharmaceuticals Solutions Inc.) entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc (Esprit), which modified the obligations of each party and superseded all previous agreements (the Allergan Agreement). In October, 2007, Allergan, Inc. (Allergan) acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Under the Allergan Agreement, we received the right to receive a fixed percentage of net sales for the term of the

Allergan Agreement, subject to increasing annual minimum royalties. Aggregate minimum royalties for the remainder of the Allergan Agreement amount to approximately $88.5 million through December 31, 2014, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, Allergan has the right to reduce, subject to quarterly and annual restrictions, royalty payments by $20 million in the aggregate. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition on December 31, 2013. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of Sanctura® and Sanctura XR® will be reimbursed to the Company by Allergan up to six percent (6%) of net sales. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of Sanctura XR® or February 1, 2025, the date of the last to expire patent covering Sanctura XR® in the United States. Either party may also terminate the Allergan Agreement in the event of a material breach by the other party. In August 2008, Indevus assigned its rights to receive a fixed percentage of net sales and $20 million related to a long-term commercialization milestone related to generic competition to the holders of the Non-recourse notes (see Note 18).

In May 2008, together with Madaus AG, Indevus licensed to Allergan the exclusive right to develop, manufacture, and commercialize Sanctura XR® in Canada. As a result, the Company could receive milestones upon the achievement of certain sales thresholds of up to $2 million. In addition, any third-party royalties owed by the Company on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, which is currently expected to be November 4, 2024, after which Allergan will have a fully-paid license.

Madaus

In November 1999, Indevus entered into an agreement with Madaus to license the exclusive rights to develop and market certain products, including Sanctura® in the United States. In November 2006, Indevus entered into (i) a License and Supply Agreement and (ii) an amendment to its original 1999 license agreement with Madaus (collectively, the Madaus Agreements). In March 2010, Endo amended the Madaus Agreements. Under the amended Madaus Agreements, (a) Madaus has licensed the rights to sell Sanctura XR® in all countries outside of the U.S. (the Madaus Territory) except Canada, Japan, Korea and China (the Joint Territory), (b) Madaus has agreed to pay a fee based on the number of capsules of Sanctura XR sold in the Madaus Territory through December 9, 2015 and (c) Endo has agreed to pay a fee based on the number of capsules of Sanctura XR® sold in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share. In exchange, Madaus (a) agreed to make certain immaterial payments upon the achievement of certain commercial milestones and pay royalties of 5% of net sales based on future sales of Sanctura XR® in the Madaus Territory and (b) agreed to reimburse Endo for any amounts due to Supernus (see Supernus below) related to the development or commercialization in the Madaus territory. The Company and Madaus will share the development and commercialization costs in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of Sanctura XR® in any country in the Joint Territory, the other party has the right to independently develop and commercialize Sanctura XR® in that country. The term of the Madaus Agreement for Sanctura XR® extends until the expiration, on a country-by-country basis, of all royalty obligations owed to the Company from Madaus which ceases upon the last to expire applicable patent in the Madaus Territory. Either party may terminate the amended Madaus Agreement in the event of a material breach by the other party.

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

Orion Corporation

In April 2008, Indevus entered into a License, Supply and Distribution Agreement (the 2008 Orion Agreement) with Orion Corporation (Orion) granting Orion the rights to market Vantas® in Europe and in certain other countries outside of Europe. Vantas® is currently approved for the treatment of advanced prostate cancer in Denmark, the United Kingdom and other European countries, and the Company is seeking additional European approvals through the mutual recognition procedure. In 2010, the Company received $2.8 million from Orion for marketing authorizations in the Benelux countries, Finland, France, Norway and Sweden and could receive, upon the achievement of sales thresholds, an aggregate amount of $11.2 million. Additionally, the Company will supply Vantas® to Orion at a pre-determined transfer price subject to annual minimum purchase requirements.

In January 2011, the 2008 Orion Agreement was amended, effective December 2010, to reduce minimum purchase obligations, to modify pricing provisions, and to change certain other provisions. The 2008 Orion Agreement, as amended, expires in April 2023, unless earlier terminated by either party in the event of a material breach by the other party. The 2008 Orion Agreement will automatically renew for one-year periods, subject to the right of either party to terminate the agreement at any time effective at the end of the initial fifteen-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc (ProStrakan), for the exclusive right to commercialize FortestaTM Gel in the U.S. (the ProStrakan Agreement). FortestaTM Gel, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense.

In October 2009, we received a Complete Response letter from the FDA regarding the NDA for FortestaTM Gel. The FDA issues Complete Response letters to communicate that their initial review of an NDA or abbreviated new drug application (ANDA) is complete and that the application cannot be approved in its present form. A Complete Response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application.

Following the July 1, 2010 complete response to the FDA, the Company received FDA approval in December 2010. As of December 31, 2010, the Company has accrued and capitalized the one-time approval milestone to ProStrakan for $12.5 million. ProStrakan could potentially receive up to approximately $175.0 million in additional payments linked to the achievement of future commercial milestones related to FortestaTM Gel. We are amortizing this intangible asset into cost of revenues on a straight-line basis over its estimated useful life.

ProStrakan will exclusively supply FortestaTM Gel to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months’ prior written notice at no cost to the Company.

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 6.3 million Euros (approximately $8.4 million at December 31, 2010) and possibly development and commerce milestone payments of up to an additional $68 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

In December 2007, we entered into a license, development and supply agreement with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone, which is designed to be crush resistant. Under the terms of this agreement Grünenthal is responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo is responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone, which was recorded as research and development expense for the year ended December 31, 2010. Additional payments of approximately 59.2 million Euros (approximately $78.5 million at December 31, 2010) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement.

Impax Laboratories, Inc.

In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the Impax Agreement, Endo paid Impax an upfront payment of $10 million, which was recorded as research and development expense for the year ended December 31, 2010. In addition, under the terms of the Impax agreement, Impax could potentially receive up to approximately $30 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Agreement upon a material breach.

Bioniche Life Sciences Inc.

In July 2009, the Company entered into a License, Development and Supply Agreement (the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively, Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as UrocidinTM, in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. UrocidinTM is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20.0 million in July 2009, which was recorded as research and development expense. During 2010, Endo paid Bioniche milestone payments of $4.0 million resulting from the achievement of contractual milestones, which were recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $67.0 million and $29.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to two separate indications for UrocidinTM. Bioniche will manufacture UrocidinTM and receive a transfer price for supply based on a percentage of Endo’s annual net sales of UrocidinTM. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

BayerSchering

In July 2005, Indevus licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). The Company is responsible for the development and commercialization of AveedTM in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30.0 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of AveedTM. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.

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

Sanofi-Aventis

In February 1994, Indevus licensed from Rhone-Poulenc Rorer, S.A., now Aventis Pharma S.A. (Sanofi-Aventis), exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Indevus granted Sanofi-Aventis an option to sublicense, under certain conditions, rights to market pagoclone in France. Indevus paid Sanofi-Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales through the expiration of the composition of matter patent. If sublicensed, the Company would pay to Sanofi-Aventis a portion of receipts from the sublicensee in lieu of payments. Under the terms of the agreement with Sanofi-Aventis, the Company is responsible for all costs of developing, manufacturing, and marketing pagoclone. This agreement expires with respect to each country upon the last to expire applicable patent. Additionally either party may also terminate this agreement in the event of a material breach by the other party. The Company could owe an additional $11.1 million if certain clinical and regulatory development milestones are achieved, as well as royalties on net sales or a percentage of royalties it receives if the product is sublicensed.

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

Orion Corporation

In January 2011, the Company entered into a Discovery, Development and Commercialization Agreement (the 2011 Orion Agreement) with Orion Corporation (Orion) to exclusively co-develop products for the treatment of certain cancers and solid tumors. Under the terms of the 2011 Orion Agreement, Endo and Orion each contributed four research programs to the collaboration to be conducted pursuant to the agreement. The development of each research program shall initially be the sole responsibility of the contributing party. However, upon the achievement of certain milestones, the non-contribution party shall have the opportunity to, at its option, to obtain a license to jointly develop and commercialize any research program contributed by the other party for amounts defined in the 2011 Orion Agreement. Subject to certain limitations, upon the first commercial sale of any successfully launched jointly developed product, Endo shall be obligated to pay royalties to 2011 Orion based on net sales of the corresponding product in North America (the Endo territory) and Orion shall be obligated to pay royalties to Endo on net sales of the corresponding product in certain European countries (the Orion territory). The 2011 Orion Agreement shall expire in January 2016, unless terminated early or extended pursuant to the terms of the agreement. In January 2011, Endo exercised its option to obtain a license to jointly develop and commercialize Orion’s Anti-Androgen program focused on castration-resistant prostate cancer, one of Orion’s four contributed research programs, and made a corresponding payment to Orion for $10 million, which will be expensed in the first quarter of 2011.

Teva Pharmaceutical Industries Ltd

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, who was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones. As of December 31, 2010, the maximum amount we could be obligated to pay under the Teva Agreement is $12.5 million.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo committed to fund $3 million. During 2010, $2.5 million has been funded by Endo under the line-of credit which would be converted into equity of the privately-held company upon certain events. During January of 2011, an additional payment of $0.3 million was subsequently funded under the same commitment. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of December 31, 2010, our investment in the privately-held company was $22.5 million, representing our maximum exposure to loss.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following for the years ended December 31 (in thousands):

	2010	2009
Buildings and land	$88,871	$—
Machinery and equipment	90,503	17,331
Leasehold improvements	25,995	22,567
Computer equipment and software	51,208	40,681
Assets under capital leases	1,952	1,222
Furniture and fixtures	11,286	8,094
Assets under construction	13,818	7,758

	283,633	97,653
Less accumulated depreciation	(68,338)	(50,124)

Total	$215,295	$47,529

Depreciation expense was $23.8 million, $16.9 million, and $13.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLES

For the year ended December 31, 2010, changes in the carrying amount of Goodwill consisted of the following (in thousands):

Carrying Amount
Balance at December 31, 2009	$302,534
Acquisition of HealthTronics (Note 5)	153,374
Acquisition of Penwest (Note 5)	39,111
Acquisition of Qualitest (Note 5)	219,986

Balance at December 31, 2010	$715,005

As a result of the HealthTronics, Penwest, and Qualitest acquisitions, Endo recorded goodwill of approximately $412.5 million in 2010. In allocating the goodwill from the acquisitions, Endo determined that the a portion of the goodwill derived from the transactions was assignable to each reporting unit due to the value associated with the forecasted synergies related to the acquisitions.

As of January 1, 2011, our annual assessment date, we tested each of our six reporting units for impairment. The results of our analyses showed that no goodwill impairments exist.

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

Our other intangible assets consisted of the following at December 31, 2010 and December 31, 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Indefinite-lived intangibles:
In-process research and development	$271,000	$100,900
Tradenames	27,000	—

Total indefinite-lived intangibles	$298,000	$100,900

Definite-lived intangibles:
Licenses (weighted average life of 10 years)	638,142	625,242
Less accumulated amortization	(185,706)	(116,233)

Licenses, net	$452,436	$509,009

Tradenames (weighted average life of 15 years)	14,600	—
Less accumulated amortization	(486)	—

Tradenames, net	$14,114	$—

Developed technology (weighted average life of 15 years)	768,400	—
Less accumulated amortization	(14,614)	—

Developed technology, net	$753,786	$—

Service contract	13,424	—
Less accumulated amortization	—	—

Service contract, net	$13,424	$—

Total definite-lived intangibles, net (weighted average life of 13 years)	$1,233,760	$509,009

Other intangibles, net	$1,531,760	$609,909

Changes in the gross carrying amount of our other intangible assets for the year ended December 31, 2010, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2009	$726,142
HealthTronics acquisition	74,324
Penwest acquisition	111,200
Qualitest acquisition	843,000
Milestone resulting from FDA approval of FortestaTM	12,500
Octreotide impairment	(22,000)
Pagoclone impairment	(13,000)
Other	400

Balance at December 31, 2010	$1,732,566

As part of our annual review of all in-process research and development assets, we conducted an in-depth review of both octreotide indications. This review covered a number of factors including the market potential of each product given its stage of development, taking into account, among other things, issues of safety and efficacy, product profile, competitiveness of the marketplace, the proprietary position of the product and its potential profitability. Our review resulted in no impact to the carrying value of $9 million related to our octreotide – acromegaly intangible asset. However, the analysis identified certain commercial challenges with respect to the octreotide – carcinoid syndrome intangible asset including the expected rate of physician acceptance and the expected rate of existing patients willing to switch therapies. Upon analyzing the Company’s R&D priorities, available resources for current and future projects, and the commercial potential for octreotide – carcinoid syndrome, the Company has decided to discontinue development of octreotide for the treatment of carcinoid syndrome.

As a result of the above developments, the Company recorded a pre-tax non-cash impairment charge of $22.0 million for the year ended December 31, 2010, to write-off, in its entirety, the octreotide – carcinoid syndrome intangible asset.

In May 2010, following the completion of the pagoclone phase IIb study, Teva terminated their agreement with the Company whereby Teva had agreed to fund all future development and commercialization costs of pagoclone in exchange for exclusive worldwide rights. As a result of this termination, all rights to pagoclone were returned to us. As a result of this triggering event, we assessed the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. To calculate the fair value of the pagoclone intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized a probability-weighted cash flow model using a present value discount factor of 17% which we believe to be commensurate with the overall risk associated with this particular product. The cash-flow model included our best estimates of future FDA approval associated with the indication and population of eligible recipients. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflected market participant assumptions. The fair value of the pagoclone intangible asset was determined to be $8.0 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $13.0 million during 2010, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included the Impairment of other intangible assets line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the pagoclone intangible asset and could result in additional and potentially full future impairment charges of up to $8.0 million.

As a result of the FDA’s Complete Response letter related to our NDA for AveedTM in 2009 (see Note 5 for further details), the Company performed an impairment review for the AveedTM intangible asset and concluded that it is required, under generally accepted accounting principles, to record a pre-tax, non-cash impairment charge to write-down the asset to its estimated fair value. In the complete response letter, the FDA requested information to address the agency’s concerns regarding rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. The letter also specified that our proposed Risk Evaluation and Mitigation Strategy with respect to the product is not sufficient. We believe that significant regulatory uncertainty currently exists with respect to the timing, label and regulatory path forward for AveedTM, and accordingly determined that a review for asset impairment was appropriate. Although the Company is continuing to evaluate the FDA’s findings to better understand the agency’s concerns, we were required to estimate the fair value of our AveedTM indefinite-lived intangible asset as of the date we received the Complete Response letter. To estimate fair value we assessed the possible changes to the product’s indication and targeted population of eligible recipients, the future probability of regulatory approval, relative timing of commercialization, and estimates of the amount and timing of future cash flows. In January 2010, the Company was notified that the U.S. patent office had issued a Notice of Allowance on a patent covering the AveedTM formulation. Therefore, management considered the likely benefit of patent exclusivity when estimating these future cash flows. To calculate the fair value of the AveedTM intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor of 15% which we believe to be commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval associated with each potential indication and population of eligible recipients. The Company believes that the level and timing of cash flows assumed, discount rate, and probabilities of success appropriately reflect market participant assumptions.

The fair value of the AveedTM intangible asset was determined to be $35 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $65 million for the year ended December 31, 2009, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge has been recognized in earnings and included the Impairment of other intangible assets line item in the Consolidated Statements of Operations. Changes in any of these assumptions may result in a further reduction to the estimated fair value of the AveedTM intangible asset resulting in additional and potentially full future impairment charges. Such additional impairment charges could materially impact our results of operations in future periods.

In December of 2009, the Company’s Phase III clinical trials for Pro2000 provided conclusive results that the drug was not effective. In December 2009, the Company concluded there was no further value or alternative future uses associated with this indefinite-lived asset. Accordingly, we recorded a $4 million impairment charge to write-off the Pro2000 intangible asset in its entirety.

On November 11, 2009, we reached a settlement with LecTec Corporation on outstanding patent litigation. Endo made a one-time, $23 million payment for the exclusive license to two patents for use in the field of prescription pain medicines and treatment. As part of this settlement, both Hind Healthcare Inc. and Teikoku Seiyaku Co., Ltd. (Teikoku) were each contractually required to fund their share of this settlement. Accordingly, we recorded an intangible asset representing the portion of our net payment attributable to the license. The remaining $1.3 million was charged to expense within selling, general, and administrative, representing our estimate of the portion of our net payment attributable to the settlement. Effective October 1, 2010, we granted Teikoku non-exclusive license rights with respect to the applicable patents.

Amortization expense was $84.6 million, $63.5 million, and $33.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2010 is as follows (in thousands):

2011	$147,344
2012	$147,081
2013	$105,308
2014	$92,454
2015	$92,200

NOTE 10. ACCRUED EXPENSES

Accrued expenses are comprised of the following for each of the years ended December 31 (in thousands):

	2010	2009
Chargebacks	$87,820	$51,904
Returns and allowances	65,021	48,274
Rebates	203,225	124,443
Other sales deductions	15,320	6,060
Other	98,335	55,925

Total	$469,721	$286,606

NOTE 11. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net for each of the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Other-than-temporary impairment of auction-rate securities	$—	$—	$26,417
(Gain) loss on trading securities	(15,420)	(15,222)	4,225
Loss (gain) on auction-rate securities rights	15,659	11,662	(27,321)
Other (income) expense	(2,172)	231	(1,568)

Other (income) expense, net	$(1,933)	$(3,329)	$1,753

NOTE 12. INCOME TAXES

Income tax consists of the following for each of the years ended December 31 (in thousands):

	2010	2009	2008
Current:
Federal	$128,793	$116,372	$124,862
State	22,451	17,036	8,639

	151,244	133,408	133,501

Deferred:
Federal	(8,139)	(18,621)	2,582
State	(6,871)	(5,884)	(743)

	(15,010)	(24,505)	1,839

Excess tax benefits of stock options exercised	(1,051)	(3,689)	(92)
Valuation allowance	(1,505)	(11,890)	1,244

Total income tax	$133,678	$93,324	$136,492

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for each of the years ended December 31 (in thousands):

	2010	2009	2008
Federal income tax at the statutory rate	$147,245	$125,888	$137,144
Noncontrolling interests	(9,805)	—	—
State income tax, net of federal benefit	8,447	6,729	6,227
Research and development credit	(3,667)	(2,915)	(2,124)
Orphan drug credit	(904)	—	—
Uncertain tax positions	1,148	1,574	(550)
Effect of permanent items:
Changes in contingent consideration	(15,673)	(40,503)	—
Transaction-related expenses	9,612	3,256	—
Tax exempt interest income	(237)	(855)	(6,068)
Other	(2,488)	150	1,863

Total income tax	$133,678	$93,324	$136,492

In order to conform to current year presentation, state taxes related to Research and Development credits, permanent items and Uncertain tax positions as of December 31, 2009, as well as state taxes related to permanent items and Uncertain tax positions as of December 31, 2008, have been reclassified to State income tax, net of federal benefit. This reclassification has no impact on the effective tax rate for all years presented.

The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets for the years ended December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Accrued expenses	$100,068	$67,953
Compensation related to stock options	18,328	15,693
Purchased in-process research and development	1,820	2,943
Net operating loss carryforward	209,618	122,558
Capital loss carryforward	16,914	11,235
Research and development credit carryforward	15,371	11,604
Uncertain tax positions	17,383	17,795
Other-than-temporary impairment of auction-rate securities	550	6,135
Prepaid royalties	9,115	12,354
Other	10,543	11,722

Total gross deferred income tax assets	399,710	279,992

Deferred tax liabilities:
Property, equipment, and intangibles	(434,013)	(199,612)
Convertible debt—non cash interest expense	(8,171)	(10,469)
Auction-rate securities rights	—	(5,817)
Other	(7,859)	(5,601)

Total gross deferred income tax liabilities	(450,043)	(221,499)

Valuation allowance	(26,277)	(17,240)

Net deferred income tax (liability) asset	$(76,610)	$41,253

As of December 31, 2010, the Company recorded a valuation allowance of $0.4 million related to the unrealized holding loss on available-for-sale auction-rate securities, the offset of which was recorded in accumulated other comprehensive loss, a component of stockholders’ equity.

In order to conform to current year presentation, deferred tax assets related to intangible assets totaling $23.8 million as of December 31, 2009 have been reclassified from deferred tax assets to deferred tax liabilities and are now included as an offset to deferred tax liabilities in the Property, equipment, and intangibles line in the table above. This change does not impact the total 2009 net deferred tax asset balance.

On January 1, 2007, the Company adopted the provisions for accounting for uncertain tax positions, which became effective for fiscal years beginning after December 15, 2006. The new standard created a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions apply to all material tax positions in all taxing jurisdictions for all open tax years. The standard establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (more-likely-than-not) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010 and 2009, interest and penalties included in income tax expense totaled $1.0 million and $2.1 million, respectively.

A reconciliation of the change in the uncertain tax benefits (UTB) balance from January 1, 2008 to December 31, 2010 is as follows (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
UTB Balance at January 1, 2008	$10,980
Gross additions for current year positions	5,200
Gross additions for prior period positions	17,091
Gross reductions for prior period positions	(11,758)
Decrease due to settlements	(559)
Decrease due to lapse of statute of limitations	(1,650)

UTB Balance at December 31, 2008	$19,304
Gross additions for current year positions	7,609
Gross additions for prior period positions	217
Gross reductions for prior period positions	(27)
Decrease due to settlements	—
Decrease due to lapse of statute of limitations	—

UTB Balance at December 31, 2009	$27,103
Gross additions for current year positions	6,293
Gross additions for prior period positions	—
Gross reductions for prior period positions	(2,887)
Decrease due to settlements	(351)
Decrease due to lapse of statute of limitations	(679)
Additions related to acquisitions	9,702

UTB Balance at December 31, 2010	$39,181

Accrued interest and penalties	8,226

Total UTB balance including accrued interest and penalties	$47,407

Current portion (included in accrued expenses)	$180
Non-current portion (included in other liabilities)	$47,227

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

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The Company’s U.S. federal income tax returns for tax years 2003 through 2008 are currently under routine examination by the IRS. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company believes that it has adequately provided for uncertain tax positions relating to all open tax years by tax jurisdiction.

The total amount of gross unrecognized tax benefits as of December 31, 2010 is $47.4 million, including interest and penalties, of which $21.6 million, if recognized, would affect the Company’s effective tax rate. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations for the year ended December 31, 2010 or our financial position as of December 31, 2010. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.

It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock

At our 2008 Annual Meeting held on June 26, 2008, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which increased the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 175,000,000 to 350,000,000.

Subject to certain limitations, we are permitted to pay dividends under the 2010 Credit Facility and our Senior Notes. See Note 18 for further details.

Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2010, no shares of Preferred Stock have been issued.

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive expired during 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. In May 2010, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may

be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). Approximately 18.4 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2004, 2007, and 2010 Stock Incentive Plans. As of December 31, 2010, stock options, restricted stock awards and restricted stock units have been granted under the Stock Incentive Plans.

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

	2010	2009	2008
Selling, general and administrative expenses	$19,229	$17,211	$15,492
Research and development expenses	3,680	2,382	1,442

Total stock-based compensation expense	$22,909	$19,593	$16,934

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

A summary of the activity under 2000, 2004, 2007, and 2010 Stock Incentive Plans for the three-year period ended December 31, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	4,336,052	$24.24
Granted	1,371,253	$24.78
Exercised	(150,191)	$14.88
Forfeited	(834,753)	$28.10
Expired	(62,979)	$29.11

Outstanding, December 31, 2008	4,659,382	$23.95
Granted	2,216,544	$19.30
Exercised	(554,827)	$14.48
Forfeited	(300,864)	$24.11
Expired	(861,694)	$24.67

Outstanding, December 31, 2009	5,158,541	$22.84
Granted	2,210,537	$22.23
Exercised	(965,013)	$21.64
Forfeited	(305,033)	$21.72
Expired	(207,632)	$30.44

Outstanding, December 31, 2010	5,891,400	$22.60	7.60	$79,141,959
Vested and expected to vest, December 31, 2010	5,453,882	$22.64	7.50	$73,014,084
Exercisable, December 31, 2010	1,887,649	$24.32	5.50	$22,083,003

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $9.0 million, $3.6 million, and $1.4 million, respectively. The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2010, 2009, and 2008 was $7.66, $7.47, and $9.48 per option, respectively, determined using the following assumptions:

	2010	2009	2008
Average expected term (years)	5.25	5.22	4.92
Risk-free interest rate	2.4%	2.0%	2.8%
Dividend yield	0.00	0.00	0.00
Expected volatility	34%	40%	39%

The weighted average remaining requisite service period of the non-vested stock options is 2.5 years. As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $41.5 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

The following table summarizes information about stock options outstanding under our 2000, 2004, 2007, and 2010 Stock Incentive Plans at December 31, 2010:

2000, 2004, 2007, and 2010 Stock Incentive Plans Options Outstanding

Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price	Range of Exercise Prices
5,891,400	7.60	$22.60	1,887,649	$24.32	$9.29-36.70

Restricted Stock Awards

During the year ended December 31, 2007, the Company began granting restricted stock awards to non-employee directors of the Company. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock activity during the years ended December 31, 2010, 2009 and 2008 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested, January 1, 2008	13,572	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(6,786)	$29.84	$175,622

Non-vested, December 31, 2008	5,655	$29.84
Granted	—	$—
Forfeited	(1,131)	$29.84
Vested	(4,524)	$29.84	$92,832

Non-vested, December 31, 2009	—	$—
Granted	—	$—
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, December 31, 2010	—	$—

As of December 31, 2010, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Restricted Stock Units

During the years ended December 31, 2010, 2009, and 2008, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock units is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units activity during the years ended December 31, 2010, 2009, and 2008 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—
Granted	639,396
Forfeited	(91,043)
Vested	—

Outstanding, December 31, 2008	548,353
Granted	1,133,186
Forfeited	(86,286)
Vested	(118,012)

Outstanding, December 31, 2009	1,477,241
Granted	1,411,140
Forfeited	(357,546)
Vested	(319,532)

Outstanding, December 31, 2010	2,211,303	$79,651,134

The weighted average remaining requisite service period of the non-vested restricted stock units is 2.46 years. The weighted-average grant date fair values of the restricted stock units granted during the years ended December 31, 2010, 2009, and 2008 were $21.39, $19.43, and $25.09 per unit, respectively. As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $20.9 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Performance Shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the year ended December 31, 2010 totaled 163,000. As of December 31, 2010, there was approximately $3.5 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

As described in Note 18, we entered into a privately-negotiated $325.0 million accelerated share repurchase agreement as part of our broader share repurchase program described above. Pursuant to the accelerated share repurchase agreement, we purchased approximately 11.9 million shares of our common stock on April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement. In addition to the accelerated share repurchase, beginning in April 2008, we made open market purchases of our common stock as part of our broader share repurchase program. As of December 31, 2008, we purchased approximately 4.5 million shares of our common stock on the open market for a total purchase price of approximately $99.8 million. We did not purchase any shares of our common stock during the year ended December 31, 2009. During the year ended December 31, 2010, pursuant to the existing share repurchase program, we purchased approximately 2.5 million shares of our common stock totaling $59.0 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. As of December 31, 2010, we are required to purchase a minimum of approximately $14 million of product from Novartis Consumer Health Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement. Amounts purchased pursuant to this agreement were $54.9 million, $51.5 million, and $32.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. Endo has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. Amounts purchased pursuant to the Voltaren® Gel Agreement were $27.1 million, $13.1 million, and $23.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extended through June 30, 2010, we had agreed to spend a minimum of $20 million on A&P Expenditures. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we had agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel.

Amounts incurred by Endo for such A&P Expenditures were $18.0 million, $15.6 million, and $9.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Amounts purchased pursuant to this agreement, as amended, were $172.3 million, $152.9 million, and $156.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Mallinckrodt Inc.

Under the terms of our agreement (the Mallinckrodt Agreement) with Mallinckrodt Inc. (Mallinckrodt), Mallinckrodt manufactures and supplies to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under the Mallinckrodt Agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Mallinckrodt Agreement from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement is July 1, 1998 until June 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. Either party may terminate the Mallinckrodt agreement in the event of a material breach by the other party. Amounts purchased pursuant to this agreement were $26.1 million, $20.7 million, and $15.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Noramco, Inc.

Under the terms of our agreement (the Noramco Agreement) with Noramco Inc. (Noramco), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the Noramco Agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco.

The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The Noramco Agreement will expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. Either party may terminate the Noramco Agreement in the event of a material breach by the other party or at a designated time prior to its termination date. Amounts purchased from Noramco were $13.9 million, $3.2 million, and $4.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Sharp Corporation

Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp Agreement will expire on March 1, 2011, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice. Amounts purchased pursuant to the Sharp agreement were $6.9 million, $6.3 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. On December 6, 2010, the parties amended the Sharp Packaging and Labeling agreement, effective December 1, 2010, extending the agreement until March 1, 2015.

Ventiv Commercial Services, LLC

On May 15, 2008, we entered into a services agreement (the 2008 Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv). Under the terms of the 2008 Ventiv Agreement, Ventiv provided to Endo certain sales and marketing services through a contracted field force and other sales management positions, collectively referred to as the 2008 Ventiv Field Force. The 2008 Ventiv Field Force promoted primarily Voltaren® Gel and was required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners for the purpose of promoting Voltaren® Gel and other Endo products within their respective approved indications during each year of the 2008 Ventiv Agreement, subject to certain provisions.

Under the terms of the 2008 Ventiv Agreement, we incurred a one-time implementation fee that we recognized in selling, general, and administrative expense in the second quarter of 2008. In addition, each month we were required to pay Ventiv a monthly fixed fee during the term of the 2008 Ventiv Agreement based on a pre-approved budget. Included in the fixed monthly fee were certain costs such as the Ventiv sales representative and district manager salaries, 2008 Ventiv Field Force travel, and office and other expenses captured on routine expense reports, as well as a fixed management fee. Ventiv was also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the 2008 Ventiv Agreement. This performance-based bonus was payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved.

In May 2009, we amended the 2008 Ventiv Agreement to change certain provisions including a reduction in the 2008 Ventiv Field Force from 275 to 80 sales representatives effective June 1, 2009. On September 30, 2010, the term of the Ventiv Agreement, which was originally set to expire on August 10, 2010, was extended until the first to occur of the following: (i) Endo and Ventiv entering into the new services agreement or (ii) November 30, 2010. On November 24, 2010, Endo and Ventiv terminated the 2008 Ventiv Agreement and entered into a new services agreement (the 2010 Ventiv Agreement).

Under the terms of the 2010 Ventiv Agreement, Ventiv will provide certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, and one national sales director, collectively referred to as the 2010 Ventiv Field Force. The 2010 Ventiv Field Force is required to perform a minimum number of face-to-face, one-on-one discussions with physicians and other health care practitioners for the purpose of promoting Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, and other Endo products within their respective approved indications during each year of the 2010 Ventiv Agreement, subject to certain provisions.

Under the terms of the 2010 Ventiv Agreement, we incurred a one-time implementation fee that we recognized in selling, general, and administrative expense in the second half of 2010. In addition, each month we are required to pay Ventiv a monthly fixed fee during the term of the 2010 Ventiv Agreement based on a pre-approved budget. Ventiv is also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the 2010 Ventiv Agreement. This performance-based bonus is payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved. The 2010 Ventiv Agreement shall expire on October 1, 2011, unless extended by Endo.

The expenses incurred with respect to Ventiv under both the 2008 Ventiv Agreement and the 2010 Ventiv Agreement were $10.9 million, $21.6 million, and $19.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Milestones and Royalties

See Note 7 for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth, and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal of Redux, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions in federal and state courts relating to the use of Redux and other weight loss drugs. Fewer than 50 cases are still pending against Indevus and/or the Company. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund additional insurance coverage to supplement Indevus’ existing product liability insurance. The Company believes the total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’ product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus or their insurers.

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

On January 22, 2010, without admitting any liability or wrongdoing, EPI and the plaintiffs reached an agreement in principle to resolve the foregoing federal cases brought by New York City and the New York counties on terms that are not material to the Company’s business, results of operations, financial condition or cash flows.

On November 3, 2010, the State of Louisiana submitted its Third Amending Petition for Damages and Jury Demand in the previously-filed case of State of Louisiana v. Abbott Laboratories, Inc., et al., No. 596164. That Petition names EPI as a defendant. The Petition also names numerous other pharmaceutical companies and contains allegations similar to the allegations in the cases described above. The case is pending in the 19th Judicial District, Parish of East Baton Rouge.

There is a previously reported case pending in the MDL against EPI and numerous other pharmaceutical companies: State of Iowa v. Abbott Laboratories, Inc., et al., Civ. Action No. 4:07-cv-00461. On June 25, 2010, without admitting any liability or wrongdoing, EPI and the plaintiff reached an agreement in principle to resolve this case brought by the State of Iowa on terms that are not material to the Company’s business, results of operations, financial condition or cash flows.

Three previously reported cases, County of Erie v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Erie County, County of Oswego v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Oswego County, and County of Schenectady v. Abbott Laboratories, Inc., et al., originally filed in the Supreme Court of the State of New York, Schenectady County, have been coordinated by the New York Litigation Coordinating Panel in the Supreme Court of the State of New York, Erie County. Without admitting any liability or wrongdoing, EPI and the plaintiffs have reached an agreement in principle to resolve these cases brought by the County of Erie, the County of Oswego and the County of Schenectady on terms that are not material to the Company’s business, results of operations, financial condition or cash flows.

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

The Company intends to contest the above unresolved cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company.

Paragraph IV Certifications on Lidoderm®

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson Laboratories, Inc, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming U.S. Patent No. 5,827,529 is invalid or not infringed. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA’s Orange Book, and this patent expires in March 2014. This patent has not yet been challenged. Endo intends, and has been advised by Teikoku that they too intend, to defend Lidoderm®’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

In January 2011, the Company and Teikoku received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Mylan Technologies Inc. (Mylan) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. The Company is currently reviewing the details of this notice from Mylan and intends, and has been advised by Teikoku that it too intends, to pursue all available legal and regulatory pathways in defense of Lidoderm®. However, there can be no assurance that we will be successful. If we are unsuccessful and Mylan is able to obtain FDA approval of its product, it may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015.

In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.

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

On June 8, 2010, the Company and Penwest settled all of the Impax litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Impax agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Impax a license permitting the production and sale of generic Opana® ER for 5, 10, 20, 30 and 40 mg tablets commencing on January 1, 2013 or earlier under certain circumstances. Such license is exclusive for 5, 10, 20, 30 and 40 mg tablets of generic Opana® ER for which Impax obtains first applicant status as described in 21 U.S.C. Section 355(j)(5)(B)(iv), for the period beginning on January 1, 2013 or earlier under certain circumstances, and such exclusivity ends upon expiration or forfeit of the 180-day period described in 21 U.S.C. Section 355(j)(5)(B)(iv) for such dosage strength. Such license is also subject to any agreements executed by us and/or Penwest and any third party holding an ANDA referencing Opana® ER as of or prior to June 8, 2010.

In February 2008, the Company received a notice from Actavis South Atlantic LLC (Actavis), advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII).

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of oxymorphone hydrochloride extended release tablets. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing a Paragraph IV certification for the 30 mg dosage strength. The Company and Penwest timely filed lawsuits against Actavis in the United States District Court for the District of New Jersey.

On February 20, 2009, the Company and Penwest settled all of the Actavis litigation relating to Opana® ER. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets on July 15, 2011, or earlier under certain circumstances. The Company and Penwest also granted Actavis a license to produce and market other strengths of Opana® ER generic commencing on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

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

On June 8, 2010, the Company and Penwest settled all of the Sandoz litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

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

On April 12, 2010, the Company and Penwest settled all of the Barr litigation relating to Opana® ER. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Barr a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

On January 20, 2010, the Company received a notice from Watson Laboratories, Inc. (Watson) advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in a 40 mg dosage strength. On March 19, 2010, the Company received a notice from Watson advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to oxymorphone hydrochloride extended-release oral tablets in 5, 7.5,10, 15, 20, and 30 mg dosage strengths. The Company and Penwest timely filed lawsuits against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

On October 4, 2010, the Company and Penwest settled all of the Watson litigation relating to Opana® ER. Under the terms of the settlement, Watson agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Watson a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

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

We intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Paragraph IV Certifications on Sanctura XR®

On June 2, 2009, the Company’s subsidiary, Endo Pharmaceuticals Solutions, Inc. (Endo Solutions), received a notice from Watson advising that Watson had filed a certification with the FDA under 21 C.F.R. Section 314.95(c)(1) in conjunction with ANDA 91-289 for approval to commercially manufacture and sell generic versions of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV Certification Notice alleged that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid and/or will not be infringed by the commercial manufacture, use, or sale of Watson’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions.

In response to Watson’s notice letter, on July 13, 2009, Endo Solutions and its partners Supernus Pharmaceuticals, Inc. (Supernus) and Allergan filed a lawsuit against Watson in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Watson’s ANDA. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

On November 4, 2009, the Company received a Paragraph IV Certification Notice under 21 U.S.C. Section 355(j) from Sandoz advising the Company that Sandoz had filed an ANDA for a generic version of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV Certification Notice alleges that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Sandoz’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions.

In response to Sandoz’s Certification Notice, on November 19, 2009, Supernus, Endo Solutions and Allergan filed a lawsuit against Sandoz in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Sandoz’s ANDA. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

On April 26, 2010, the Company received a Paragraph IV Certification Notice under 21 U.S.C. Section 355(j) from Paddock Laboratories, Inc. (Paddock) advising the Company that Paddock had filed an ANDA for a generic version of Sanctura XR® trospium chloride extended release capsules. The Paragraph IV Certification Notice alleges that U.S. Patent No. 7,410,978, listed in the Orange Book for Sanctura XR® is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Paddock’s generic product. This patent expires February 1, 2025 and is owned by Supernus Pharmaceuticals, Inc. and licensed to Endo Solutions.

In response to Paddock’s Certification Notice, on June 9, 2010, Supernus, Endo Solutions and Allergan filed a lawsuit against Paddock in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,410,978 by Paddock’s ANDA. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. We intend, and have been advised by Supernus and Allergan that they too intend, to contest this case vigorously. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

During the second half of 2010, Watson, Sandoz, and Paddock filed additional Paragraph IV certifications pertaining to U.S. Patent Nos. 7,763,635 (the ‘635 patent), 7,759,359 (the ‘359 patent), 7,781,448 (the ‘448 patent), and 7,781,449 (the ‘449 patent). In each case, Supernus, Allergan, and Endo Solutions filed complaints alleging infringement of the ’448 and ’449 patents by each defendant and infringement by Sandoz of the ‘635 and ‘359 patents as well.

On September 21, 2010, the court consolidated the suits against Sandoz and Paddock into the original suit filed against Watson. Trial in these cases is currently set to commence on May 2, 2011.

MCP Cases

Qualitest Pharmaceuticals (Qualitest), along with several other pharmaceutical manufacturers, has been named as a defendant in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders, and death. Trials in certain of these actions have been scheduled for 2011. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to metoclopramide litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

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

Leases

We lease automobiles and office and laboratory facilities under certain noncancelable operating leases that expire from time to time through 2018. These leases are renewable at our option. A summary of minimum future rental payments required under operating leases as of December 31, 2010 are as follows (in thousands):

Operating Leases
2011	12,247
2012	7,888
2013	7,002
2014	6,665
2015	3,414
Thereafter	5,695

Total minimum lease payments	$42,911

Expense incurred under operating leases was $17.2 million, $12.2 million, and $8.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 15. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS

On September 1, 1997, we established a defined contribution Savings and Investment Plan covering all employees. Employee contributions are made on a pre-tax basis under section 401(k) of the Internal Revenue Code (the Code). We match up to six percent of the participants’ contributions subject to limitations under section 401(k) of the Code. Participants are fully vested with respect to their own contributions. Participants are fully vested with respect to our contributions after one year of continuous service. Contributions by us amounted to $9.8 million, $8.3 million, and $7.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

In December 2007, the Board of Directors (the Board) of Endo Pharmaceuticals Holdings Inc. adopted the Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (the Deferred Compensation Plan) and the Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (the 401(k) Restoration Plan) both effective as of January 1, 2008. Both plans cover employees earning over the Internal Revenue Code plan compensation limit, which would include the chief executive officer, chief financial officer and other named executive officers. The Deferred Compensation Plan allows for deferral of up to 50% of the bonus and up to 100% of restricted stock units granted, with payout to occur as elected either in lump sum or installments. Under the 401(k) Restoration Plan the participant may defer the amount of base salary and bonus that would have been deferrable under the Company’s Savings and Investment Plan (up to 50% of salary and bonus) if not for the qualified plan statutory limits on deferrals and contributions, and also provides for a company match on the first six percent of deferrals to the extent not provided for under the Savings and Investment Plan. Payment occurs after separation from service either in lump sum or installments as elected by the participant.

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

NOTE 16. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share for the years ended December 31 (in thousands, except per share data):

	2010	2009	2008
Numerator:
Net income attributable to Endo Pharmaceuticals Holdings Inc. common stockholders	$259,006	$266,336	$255,336

Denominator:
For basic per share data—weighted average shares	116,164	117,112	123,248
Dilutive effect of common stock equivalents	1,202	403	472
Dilutive effect of 1.75% Convertible Senior Subordinated Notes	585	—	—

For diluted per share data—weighted average shares	117,951	117,515	123,720
Basic net income per share attributable to Endo Pharmaceuticals Holdings Inc	$2.23	$2.27	$2.07

Diluted net income per share attributable to Endo Pharmaceuticals Holdings Inc	$2.20	$2.27	$2.06

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

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 were only included in the dilutive earnings per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and warrant agreements on diluted weighted average shares. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method will be applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13 million.

The following reconciliation shows the shares excluded from the calculation of diluted earnings per share as the inclusion of such shares would be anti-dilutive for the years ended December 31 (in thousands):

	2010	2009	2008
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,408	25,993	25,993
Employee stock-based awards	2,721	4,681	3,596

	28,129	30,674	29,589

(1)	Amounts represent the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock in excess of the amounts of related dilution included in our calculations of diluted earnings per share.

NOTE 17. COST OF REVENUES

The components of cost of revenues for the years ended December 31 (in thousands) were as follows:

	2010	2009	2008
Cost of net sales	$451,096	$375,058	$267,235
Cost of device, service and other revenues	53,661	—	—

Total cost of revenues	$504,757	$375,058	$267,235

NOTE 18. DEBT

The components of our total indebtedness for the years ended December 31 (in thousands), were as follows:

	2010	2009
7.00% Senior Notes due 2020	400,000	—
Unamortized initial purchaser’s discount and debt issuance costs	(13,284)	—

7.00% Senior Notes due 2020, net	$386,716	$—

1.75% Convertible Senior Subordinated Notes due 2015	379,500	379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(100,578)	(119,221)

1.75% Convertible Senior Subordinated Notes due 2015, net	$278,922	$260,279

2010 Credit Facility, Term Loan due 2015, net	$400,000	$—
16% Non-recourse notes due 2024, net	$—	$62,255
Other long-term debt, net	$5,156	$—

Total long-term debt, net	$1,070,794	$322,534

Less current portion	$24,993	$—

Total long-term debt, less current portion, net	$1,045,801	$322,534

Credit Facility

In October 2009, we established a $300 million, three-year senior secured revolving credit facility (the 2009 Credit Facility) with JP Morgan Chase Bank, Barclays Capital and certain other lenders. The 2009 Credit Facility was available for letters of credit, working capital and general corporate purposes. The 2009 Credit Facility also permitted up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

Financing costs of $5.2 million paid to establish the 2009 Credit Facility were deferred and were being amortized to interest expense over the life of the 2009 Credit Facility. No amounts were drawn under the 2009 Credit Facility in 2009 or 2010.

On November 30, 2010, we terminated the 2009 Credit Facility. Concurrent with the termination of the 2009 Credit Facility, we established a $400 million, five-year senior secured term loan facility (the Term Loan Facility), and a $500 million, five-year senior secured revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) with JP Morgan Chase Bank, Royal Bank of Canada, and certain other lenders. The 2010 Credit Facility was established primarily to finance our acquisition of Qualitest and is available for working capital and general corporate purposes. The agreement governing the 2010 Credit Facility (the 2010 Credit Agreement) also permits up to $200 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of the JP Morgan Chase Bank (the Administrative Agent) without the need for consent from any of the existing lenders under the 2010 Credit Facility.

The obligations of the Company under the 2010 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2010 Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain maximum leverage and minimum interest coverage ratios. Borrowings under the 2010 Credit Facility will bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio. For term loans and revolving loans (other than Swing Line Loans), the Company may elect to pay interest based on an adjusted LIBOR rate plus between 2.00% and 2.75% or an Alternate Base Rate (as defined in the 2010 Credit Agreement) plus between 1.00% and 1.75%. The Company will also pay a commitment fee of between 35 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility. As of the date of this filing, the Company has not drawn any amounts under the 2010 Credit Facility.

Financing costs of $16.5 million paid to establish the 2010 Credit Facility were deferred and are being amortized to interest expense over the life of the 2010 Credit Facility. Financing costs associated with the 2009 Credit Facility not yet amortized as of November 30, 2010 totaled approximately $3.2 million on November 30, 2010. In accordance with the applicable accounting guidance for debt modifications, approximately $0.3 million of this amount was written off in proportion to decreased lending capacity provided by certain individual loan syndicates with a corresponding charge to earnings. The remaining $2.9 million was deferred and will be amortized over the life of the 2010 Credit Facility.

We recognized $5.4 million of interest expense related to our 2010 Credit Facility and 2009 Credit Facility for the year ended December 31, 2010.

7.00% Senior Notes Due 2020

In November 2010, we issued $400 million in aggregate principal amount of 7.00% Senior Notes due 2020 (the Senior Notes) at an issue price of 99.105%. The Senior Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the Senior Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The Senior Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of approximately $386.6 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering.

On or after December 15, 2015, the Company may on any one or more occasions redeem all or a part of the Senior Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From December 15, 2015 to and including December 14, 2016	103.500%
From December 15, 2016 to and including December 14, 2017	102.333%
From December 15, 2017 to and including December 14, 2018	101.167%
From December 15, 2018 and thereafter	100.000%

In addition, at any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any. If the Company experiences certain change of control events, it must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the Senior Notes receiving investment grade credit ratings.

We recognized $3.1 million of interest expense related to our Senior Notes for the year ended December 31, 2010.

1.75 % Convertible Senior Subordinated Notes Due 2015

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

As part of our broader share repurchase program described in Note 13, we also entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty. We used approximately $314 million of the net proceeds from the Convertible Notes, together with approximately $11 million of cash on hand, to repurchase a variable number of shares of our common stock pursuant to the accelerated share repurchase agreement entered into as part of our broader share repurchase program. Pursuant to the accelerated share repurchase agreement, the counterparty delivered 11.9 million shares of our common stock to the Company on the day that the Convertible Note offering closed, April 15, 2008. On August 14, 2008, Endo received approximately 1.4 million additional shares of our common stock based on the volume-weighted average price of our common stock during a specified averaging period set forth by the accelerated share repurchase agreement.

The Company has reserved previously authorized shares of common stock for issuance pursuant to the aforementioned Convertible Notes transaction, the convertible note hedge transaction, and the warrant.

We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The call options, warrants, and accelerated share repurchase agreement meet the requirements to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in our Consolidated Balance Sheets as of December 31, 2010 and 2009. The common stock acquired through the accelerated share repurchase agreement has been included in treasury stock in our Consolidated Balance Sheets as of December 31, 2010 and 2009.

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

In addition, we were required to reclassify the portion of the initial purchaser’s discount and certain other costs of the offering that were attributable to the equity component of our Convertible Notes. The initial purchaser’s discount and certain other costs of the offering were originally recorded as a contra-liability account applied to the face amount of the Convertible Notes and were being amortized to interest expense utilizing the effective interest method. Upon adoption, we recorded an adjustment out of the contra- liability account and into Additional Paid-In Capital of $3.3 million, which represents the portion of the original purchaser’s discount and certain other costs of the offering that are relate to the equity component of our Convertible Notes.

The adoption resulted in the recognition of an additional $10.4 million of interest expense and a reduction to our income tax expense of $4.0 million for the year ended December 31, 2008. Accordingly, we recorded a $6.4 million adjustment to beginning retained earnings in our December 31, 2009 Consolidated Balance Sheet.

The carrying values of the debt and equity components of our Convertible Notes at December 31, 2010 and December 31, 2009 are as follows (in thousands):

	December 31, 2010	December 31, 2009
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(100,578)	(119,221)

Net carrying amount of the debt component	$278,922	$260,279

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $28.0 million of interest expense related to our Convertible Notes for the year ended December 31, 2010, $9.3 million of which related to the contractual interest payments and $18.6 million of which related to the amortization of the debt discount and certain other costs of the offering. During the year ended December 31, 2009, we recognized $23.8 million of interest expense related to our Convertible Notes, $6.6 million of which related to the contractual interest payments and $17.2 million of which related to the amortization of the debt discount and certain other costs of the offering.

Convertible Notes Due July 2009

As a result of our acquisition of Indevus, the Company assumed Indevus’ 6.25% Convertible Senior Notes due July 2009 (the Indevus Notes). Pursuant to the Indenture governing the Indevus Notes, within 30 days of the effective date of the Merger, holders of the Indevus Notes had the right to tender their notes for the principal amount of the Indevus Notes plus any accrued and unpaid interest. During this 30-day period, approximately $3.6 million in aggregate principal amount of Indevus Notes were tendered and the Company paid this amount in April 2009.

The Notes matured on July 15, 2009. Accordingly, the Company paid the remaining $68.3 million in outstanding principal to satisfy the Notes in their entirety.

Non-recourse Notes

On August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse notes). The Non-recourse notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the Non-recourse note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Indevus Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million and began amortizing these notes to their face value of $105.0 million at maturity in 2024.

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The tender offer included an early tender deadline, whereby holders of the Non-recourse notes could early tender and receive the total early consideration of $1,000 per $1,000 principal amount of the Non-recourse notes. Holders who tendered their Non-recourse notes after such time and at or prior to the expiration of the tender offer period were eligible to receive the tender offer consideration of $950 per $1,000 principal amount of Non-recourse notes, which was the total early consideration less the early tender payment. The tender offer expired on September 24, 2009, at 5:00 p.m., New York City time (the Expiration Time). As of the Expiration Time, $48 million in Non-recourse notes had been validly tendered and not withdrawn. The Company accepted for payment and purchased Non-recourse notes at a purchase price of $1,000 per $1,000 principal amount, for a total amount of approximately $48 million (excluding accrued and unpaid interest up to, but not including, the payment date for the Non-recourse notes, fees and other expenses in connection with the tender offer). The aggregate principal amount of Non-recourse notes purchased represents approximately 46% of the $105 million aggregate principal amount of Non-recourse notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse notes and their carrying amount.

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The notes were redeemed in November 2010.

Other Debt

In connection with our acquisition of HealthTronics, we assumed $40 million in outstanding debt drawn under the HealthTronics Senior Credit Facility. The Company repaid those amounts, including unpaid interest, on July 2, 2010 and the HealthTronics Senior Credit Facility was terminated as a result of the acquisition.

Upon our acquisition of HealthTronics, we also assumed $4.6 million in notes related to equipment purchased by HealthTronics’ limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. Since our acquisition in July of 2010, our partnerships repaid certain of these notes and financed additional purchases of equipment by obtaining additional similar notes. The carrying amount of our partnership’s notes associated with the purchase of equipment is $5.2 million at December 31, 2010. These notes bear interest at either a fixed rate of five to eight percent or LIBOR or prime plus a certain premium and are due over the next four years.

Maturities

Maturities on long-term debt for each of the next five years as of December 31, 2010 are as follows (in thousands):

December 31, 2010
2011	$24,993
2012	34,246
2013	40,344
2014	45,154
2015	260,033

NOTE 19. SUBSEQUENT EVENTS

Long-Term Incentive Compensation

In early 2011, long-term incentive compensation in the form of approximately 1.4 million stock options, 0.7 million restricted stock units and 0.2 million performance shares were granted to employees. Stock options will generally vest over four years and expire ten years from the date of the grant. Restricted stock units will vest over four years and the performance shares will vest at the end of the cumulative 3-year performance period. The exercise price of the options granted was equal to the closing price on the dates of grant. The grant date fair value of the stock options, restricted stock units, and performance shares granted was approximately $45.1 million.

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2010(1)
Total revenues	$364,412	$396,524	$444,103	$511,190
Gross profit	$270,339	$289,308	$310,183	$341,642
Operating income	$106,307	$93,605	$115,932	$149,522
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$60,355	$51,460	$54,206	$92,985
Net income per share attributable to Endo Pharmaceuticals Holdings Inc. (basic)	$0.51	$0.44	$0.47	$0.80
Net income per share attributable to Endo Pharmaceuticals Holdings Inc. (diluted)	$0.51	$0.44	$0.46	$0.77
Weighted average shares (basic)	117,347	116,060	115,469	115,781
Weighted average shares (diluted)	118,031	116,660	116,597	120,516

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

2009(2)
Total revenues	$335,300	$373,108	$361,027	$391,406
Gross profit	$252,291	$278,039	$263,720	$291,733
Operating income	$77,466	$64,916	$84,314	$163,328
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$39,037	$30,029	$49,422	$147,848
Net income per share attributable to Endo Pharmaceuticals Holdings Inc. (basic)	$0.33	$0.26	$0.42	$1.26
Net income per share attributable to Endo Pharmaceuticals Holdings Inc. (diluted)	$0.33	$0.26	$0.42	$1.25
Weighted average shares (basic)	116,822	117,158	117,207	117,261
Weighted average shares (diluted)	117,209	117,350	117,643	117,859

Quarterly and year to date computations of per share amounts are made independently; therefore, the sum of the per share amounts for the quarters may not equal the per share amounts for the year.

(1)	Operating income for the year ended December 31, 2010 was impacted by milestone payments to collaborative partners of $3.0 million, $15.9 million, $0.3 million and $4.7 million in the first, second, third and fourth quarters, respectively. Operating income for the year ended December 31, 2010 was also impacted by (1) the acquisition-related costs (income) of $1.5 million, $4.8 million, $25.0 million and $(12.3) million during the first, second, third and fourth quarters, respectively (2) impairment charges of $13.0 million relating to pagoclone during the second quarter and impairment charges of $22.0 million relating to octreotide during the fourth quarter (3) inventory step-up of $1.3 million and $5.0 million during the third and fourth quarters, respectively (4) amortization expense relating to intangible assets of $17.3 million, $17.3 million, $19.6 million and $30.4 million during the first, second, third and fourth quarters, respectively.
(2)

Operating income for the year ended December 31, 2009 was impacted by milestone payments to collaborative partners of $9.4 million, $21.0 million, $30.7 million and $16.0 million in the first, second, third and fourth quarters, respectively. Operating income for the year ended December 31, 2009 was also impacted by (1) the Indevus acquisition-related costs (income) of $26.4 million, $35.0 million, ($20.2) million and ($134.3) million during the first, second, third and fourth quarters, respectively (2) impairment charges of $69.0 million relating to Pro2000 and AveedTM during the fourth quarter (3) inventory step-up of $1.6 million, $3.6 million, $5.9 million and $0.2 million during the first, second, third and fourth quarters, respectively and (4) amortization expense relating to developed technology assets of $11.4 million, $15.6 million, $16.7 million and $19.2 million during the first, second, third and fourth quarters, respectively.

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo Pharmaceuticals Holdings Inc. (Endo) (incorporated herein by reference to Exhibit 10.32 of the Form 10-Q for the Quarter ended June 30, 2008 filed with the Commission on August 1, 2008)

3.2	Amended and Restated By-laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Form 10-K for the Year ended December 31, 2009 filed with the Commission on March 1, 2010)

10.4	Agreement dated April 29, 2008 between Endo and D. E. Shaw Valence Portfolios, L.L.C. (on behalf of itself and its affiliates that are members of the 13D Group with respect to the Endo common stock) (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated May 1, 2008)

10.6	Indenture by and between Endo Pharmaceuticals Holdings Inc. and The Bank of New York dated April 15, 2008 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.7	Convertible Bond Hedge Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8	Issuer Warrant Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9	Issuer Share Repurchase Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10*	Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (Endo Pharmaceuticals) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11	Endo Pharmaceuticals Holdings Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 19, 2007)

10.12	Endo Pharmaceuticals Holdings Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 19, 2007)

10.13	Endo Pharmaceuticals Holdings Inc. Directors Deferred Compensation Plan

10.14*	Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd (incorporated herein by reference to Exhibit 10.14 of the Registration Statement filed with the Commission on June 9, 2000)

10.14.1	First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.1 of the Current Report on Form 8-K dated April 30, 2007)

10.14.2*	Second Amendment, effective December 16, 2009, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of April 24, 2007, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.2 of the Current Report on Form 8-K dated January 11, 2010)

Exhibit No.	Title
10.14.3*	Third Amendment, effective November 1, 2010, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of December 16, 2009, by and between Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated herein by reference to Exhibit 10.14.3 of the Form 10-Q for the Quarter ended September 30, 2010 filed with the Commission on November 2, 2010)

10.16	Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16 of the Registration Statement filed with the Commission on June 9, 2000)

10.16.1	First Amendment, effective July 1, 2000, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.1 of the Current Report on Form 8-K dated April 14, 2006)

10.16.2	Second Amendment, dated April 10, 2006, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt (incorporated herein by reference to Exhibit 10.16.2 of the Current Report on Form 8-K dated April 14, 2006)

10.17*	Supply Agreement, dated as of January 1, 2001, by and between Vintage Pharmaceuticals, Inc. and Noramco, a division of McNeilab, Inc. (n/k/a Noramco, Inc.)

10.17.1*	First Amendment, effective January 16, 2007, to the Supply Agreement by and between Vintage Pharmaceuticals, LLC and Noramco, Inc.

10.17.2*	Second Amendment, effective May 7, 2008, to the Supply Agreement by and between Vintage Pharmaceuticals, Inc. and Noramco, Inc.

10.17.3*	Third Amendment, effective December 22, 2008, to the Supply Agreement by and between Vintage Pharmaceuticals, LLC and Noramco, Inc.

10.19*	Master Services Agreement, dated as of May 18, 2010, by and between Endo Pharmaceuticals Inc. and UPS Supply Chain Solutions, Inc. (incorporated herein by reference to Exhibit 10.19 of the Current Report on Form 8-K dated May 20, 2010)

10.21	Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the 2010 Definitive Proxy Statement filed with the Commission on April 29, 2010)

10.27	Executive Employment Agreement between Endo and Ivan Gergel, M.D., dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2009)

10.28	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.28.1	Separation Agreement, dated as of August 25, 2009, by and between Endo and Nancy J. Wysenski (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated August 31, 2009)

10.29	Auction-Rate Securities Rights Agreement, dated November 10, 2008, by and between Endo Pharmaceuticals and UBS AG (incorporated herein by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

Exhibit No.	Title

10.30	Employment Agreement, dated as of April 1, 2008, by and between Endo and David P. Holveck (incorporated herein by reference to Exhibit 10.30 of the Current Report on Form 8-K dated March 12, 2008)

10.31*	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1*	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals Inc. dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.32*	Sales and Promotional Services Agreement, dated November 24, 2010 and effective as of October 1, 2010, by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals, Inc.

10.34	Lease Agreement, dated as of May 5, 2000, by and between Endo Pharmaceuticals and Painters’ Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement filed with the Commission on June 9, 2000)

10.34.1	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing One Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.35	Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36	Employment Agreement between Endo Pharmaceuticals Holdings Inc. and Julie McHugh (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated March 12, 2010)

10.37	Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38	Endo Pharmaceuticals Holdings Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit B of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2009)

10.39*	Master Development and Toll Manufacturing Agreement, dated as of May 3, 2001, by and between Novartis Consumer Health, Inc. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.39 of the Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 14, 2001)

10.39.1	First Amendment, effective February 1, 2003, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.1 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

10.39.2	Second Amendment, effective as of December 1, 2004, to the Master Development and Toll Manufacturing Agreement between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated herein by reference to Exhibit 10.39.2 of the Form 10-Q for the Quarter Ended June 30, 2005 filed with the Commission on August 8, 2005)

Exhibit No.	Title

10.39.3	Letter of termination of Master Development and Toll Manufacturing Agreement dated February 23, 2011 between Endo Pharmaceuticals Inc. and Novartis Consumer Health, Inc.

10.40	Lease Agreement between Painters’ Crossing Three Associates, L.P. and Endo Pharmaceuticals dated January 19, 2007 (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Commission on March 1, 2007)

10.40.1	First Amendment to Lease Agreement, dated as of March 3, 2008 by and between Partners’ Crossing Three Associates, L.P. and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.40.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.41	Policy of Endo Pharmaceuticals Holdings Inc. Relating to Insider Trading in Company Securities and Confidentiality of Information (incorporated herein by reference to Exhibit 10.41 of the Form 10-Q for the Quarter ended March 31, 2005 filed with the Commission on May 10, 2005)

10.42	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 8, 2009)

10.43	Employment Agreement between Endo and Alan G. Levin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated May 8, 2009)

10.45	Lease Agreement, dated as of November 13, 2003, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Commission on March 15, 2004)

10.45.1	Amendment to Lease Agreement, dated as of February 16, 2005, by and between Endo Pharmaceuticals and Painters’ Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.45.1 of the Current Report on Form 8-K dated February 18, 2005)

10.45.2	Amendment to Lease Agreement, dated as of November 6, 2006, by and between Endo Pharmaceuticals and Painters Crossing Two Associates, L.P. (incorporated herein by reference to Exhibit 10.34.1 of the Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 9, 2006)

10.48*	License and Co-Promotion Rights Agreement, dated as of July 14, 2004, by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48 of the Current Report on Form 8-K dated July 19, 2004)

10.48.2*	Second Amendment, dated as of December 12, 2005, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.2 of the Current Report on Form 8-K dated December 29, 2005)

10.48.4	Third Amendment, dated as of July 23, 2007, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated by reference to Exhibit 10.48.4 of the Current Report on Form 8-K dated July 27, 2007)

10.48.5*	Fourth Amendment, dated as of February 19, 2008, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited (incorporated herein by reference to Exhibit 10.48.5 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.50	Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.50 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51	Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

Exhibit No.	Title

10.52	Agreement and Plan of Merger dated January 5, 2009, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 5, 2009)

10.52.1	Amendment, dated January 7, 2009 to the Agreement and Plan of Merger, by and between Endo, BTB Purchaser, and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2009)

10.52.2	Amendment No. 2, dated February 4, 2009, to the Agreement and Plan of Merger, by and among Endo, BTB Purchaser Inc. and Indevus Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 6, 2009)

10.54	Nebido® (n/k/a AveedTM ) Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.54 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.55	Octreotide Contingent Cash Consideration Agreement, dated February 23, 2009, by and between Endo and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.55 of the Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.57	Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (n/k/a Allergan USA, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58	First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.59	Form of Restricted Stock Unit Grant Agreement under the 2010 Stock Incentive Plan

10.60	Form of Stock Option Grant Agreement under the 2010 Stock Incentive Plan

10.61	Agreement and Plan of merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Indevus Current Report on Form 8-K, dated December 12, 2006)

10.76	Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.76.1

Supplemental Stent CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 23, 2009)

10.77	Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between Indevus and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.3 to the Indevus Current Report on Form 8-K dated April 17, 2007)

10.77.1	Supplemental Octreotide CSR Agreement, dated as of March 23, 2009, by and between Endo American Stock Transfer & Trust (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 23, 2009)

10.80	Purchase and Sale Agreement by and between Ledgemont Royalty Sub LLC and Indevus dated August 26, 2008 (incorporated herein by reference to Exhibit 10.215 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

Exhibit No.	Title

10.81	Note Purchase Agreement by and among Ledgemont Royalty Sub LLC, Indevus and the purchasers named therein dated August 26, 2008 (incorporated herein by reference to Exhibit 10.216 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)
10.82	Indenture by and between Ledgemont Royalty Sub LLC and U.S. Bank National Association dated August 26, 2008 (incorporated herein by reference to Exhibit 10.217 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.83	Pledge and Security Agreement made by Indevus to U.S. Bank National Association, as Trustee, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.218 to the Indevus Form 10-K for the fiscal year ending September 30, 2008, filed with the Commission on December 11, 2008)

10.88	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (incorporated herein by reference to Exhibit 10.6 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.1	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (incorporated herein by reference to Exhibit 10.7 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005).

10.88.2	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (incorporated herein by reference to Exhibit 10.8 to the Valera Registration Statement on Form S-1 (File No. 333-123288) filed with the Commission on December 9, 2005)

10.89	Credit Agreement dated as of October 16, 2009 among Endo Pharmaceuticals Holdings Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital as syndication agent, and J.P. Morgan Securities Inc. and Barclays Capital as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

10.89.1	Credit Facility Amendment dated as of October 25, 2010 among Endo Pharmaceuticals Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

10.89.2	Credit Agreement dated as of November 30, 2010 among Endo Pharmaceuticals Holdings Inc., the lenders named therein, Barclays Bank PLC, as documentation agent, and J.P. Morgan Securities LLC and RBC Capital Markets as Joint Bookrunners and Joint Lead Arrangers

10.89.3	Pledge and Security Agreement dated as of November 30, 2010 by and among Endo Pharmaceuticals Holdings Inc., the lenders named therein and JPMorgan Chase Bank N.A. as administrative agent

10.90	Pledge and Security Agreement dated as of October 16, 2009 by and among Endo Pharmaceuticals Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated October 22, 2009)

10.91	Agreement and Plan of Merger dated May 5, 2010, by and between Endo, HT Acquisition Corp., and HealthTronics, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated May 7, 2010)

10.94	Agreement and Plan of Merger, dated August 9, 2010, by and among Endo Pharmaceuticals Holdings Inc, West Acquisition Corp., and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated August 12, 2010)

Exhibit No.	Title

10.96	Stock Purchase Agreement, dated September 28, 2010, by and among Endo Pharmaceuticals Inc., Endo Pharmaceuticals Holdings Inc., Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated September 30, 2010)

10.97	Lease Agreement dated May 19, 2008, by and between HealthTronics, Inc. and HEP-Davis Spring, L.P. (incorporated by reference to Exhibit 10.2 to HealthTronics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008)

10.98	Second Amendment to Lease Agreement, dated as of August 20, 2009, between HEP-Davis Spring, L.P. as landlord and HealthTronics, Inc. as tenant (incorporated by reference to Exhibit 10.2 of HealthTronics’ 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.100	Credit Agreement, dated as of December 29, 2009, among HealthTronics, Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Securities, Inc., as Arranger, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthTronics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2009)

10.101	Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.102	Form of 7.00% Senior Notes due 2020 dated November 23, 2010 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.103	Registration Rights Agreement dated November 23, 2010 among the Company, J.P. Morgan Securities LLC, as Representative of the initial purchasers of the 7.00% Senior Notes due 2020 (the Initial Purchasers), and the guarantors named therein (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on November 24, 2010)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Endo Pharmaceuticals Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity and comprehensive income, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*	Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.