Form 10-Q
period 2011-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2011-04-29
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of April 18, 2011: 116,546,527

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in our Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in our Annual Report on Form 10-K include those factors described herein under the caption “Risk Factors” and in documents incorporated by reference, including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	the effect of healthcare reform on our business;

•	competition for the business of our branded and generic products, and in connection with our acquisition of rights to intellectual property assets;

•	our ability to sustain our sales and profitability on generic pharmaceutical products over time;

•	our ability to keep our manufacturing facilities in compliance with regulatory requirements;

•	market acceptance of our future products;

•	government regulation of the pharmaceutical industry;

•	our dependence on a small number of Branded Pharmaceuticals products;

•	our dependence on outside manufacturers for the manufacture of most of our Branded Pharmaceuticals products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have the right to be indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

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

•

our ability to successfully integrate HealthTronics, Inc. (HealthTronics), Penwest Pharmaceuticals Co. (Penwest), and Generics International (US Parent), Inc. (Qualitest), and realize all anticipated benefits of our acquisitions;

•	HealthTronics’ ability to establish or maintain relationships with physicians and hospitals; and

•	HealthTronics’ ability to comply with special risks and requirements related to its medical products manufacturing business.

We do not undertake any obligation to update our forward-looking statements after the date of this Report for any reason, even if new information becomes available or other events occur in the future. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 10-K, and 8-K reports filed with the Securities and Exchange Commission (SEC). Also note that we provide the preceding cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the preceding to be a complete discussion of all potential risks or uncertainties.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$565,162	$466,214
Accounts receivable, net	549,281	547,807
Inventories, net	205,296	178,805
Prepaid expenses and other current assets	29,545	22,841
Income taxes receivable	—	3,143
Deferred income taxes	148,890	140,724

Total current assets	$1,498,174	$1,359,534
MARKETABLE SECURITIES	23,701	23,509
PROPERTY, PLANT AND EQUIPMENT, NET	213,452	215,295
GOODWILL	719,300	715,005
OTHER INTANGIBLES, NET	1,486,199	1,531,760
OTHER ASSETS	65,269	67,286

TOTAL ASSETS	$4,006,095	$3,912,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$265,516	$241,114
Accrued expenses	475,831	469,721
Current portion of long-term debt	27,525	24,993
Acquisition-related contingent consideration	12,682	—
Income taxes payable	6,538	—

Total current liabilities	$788,092	$735,828
DEFERRED INCOME TAXES	218,078	217,334
ACQUISITION-RELATED CONTINGENT CONSIDERATION	3,510	16,050
LONG-TERM DEBT, LESS CURRENT PORTION, NET	1,044,120	1,045,801
OTHER LIABILITIES	88,572	94,047
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 137,319,044 and 136,309,917 shares issued; 116,568,422 and 116,057,895 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1,373	1,363
Additional paid-in capital	883,261	860,882
Retained earnings	1,420,084	1,364,297
Accumulated other comprehensive loss	(1,011)	(1,161)
Treasury stock, 20,750,622 and 20,252,022 shares at March 31, 2011 and December 31, 2010, respectively	(501,342)	(483,790)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	$1,802,365	1,741,591
Noncontrolling interests	61,358	61,738

Total stockholders’ equity	$1,863,723	1,803,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,006,095	$3,912,389

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Net pharmaceutical product sales	$505,784	$360,349
Device, service and other revenues	54,242	4,063

TOTAL REVENUES	$560,026	$364,412

COSTS AND EXPENSES:
Cost of revenues	231,558	94,073
Selling, general and administrative	159,386	133,335
Research and development	42,130	29,168
Acquisition-related items	6,073	1,529

OPERATING INCOME	$120,879	$106,307

INTEREST EXPENSE, NET	18,790	9,804
OTHER EXPENSE (INCOME), NET	348	(219)

INCOME BEFORE INCOME TAX	$101,741	$96,722

INCOME TAX	33,446	36,367

CONSOLIDATED NET INCOME	$68,295	$60,355

Less: Net income attributable to noncontrolling interests	12,508	—

NET INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$55,787	$60,355

NET INCOME PER SHARE:
Basic	$0.48	$0.51
Diluted	$0.46	$0.51
WEIGHTED AVERAGE SHARES:
Basic	116,354	117,347
Diluted	120,761	118,031

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net income	$68,295	$60,355
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	47,741	21,521
Stock-based compensation	7,416	3,791
Amortization of debt issuance costs and premium / discount	5,997	5,657
Selling, general and administrative expenses paid in shares of common stock	55	55
Deferred income taxes	(768)	5,475
Loss on disposal of property, plant and equipment	114	17
Change in fair value of acquisition-related contingent consideration	(685)	890
Loss on auction-rate securities rights	—	1,910
Unrealized gain on trading securities	—	(1,706)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,576)	(823)
Inventories	(26,473)	(2,157)
Prepaid and other assets	(4,871)	(871)
Accounts payable	28,095	(4,702)
Accrued expenses	4,639	3,104
Other liabilities	(6,602)	(1,091)
Income taxes payable/receivable	9,681	17,980

Net cash provided by operating activities	131,058	109,405

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(12,561)	(3,165)
Proceeds from sales of available-for-sale securities	—	32,475
Acquisitions, net of cash acquired	(1,232)	—
Other investments	522	—

Net cash (used in) provided by investing activities	(13,271)	29,310

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(95)
Tax benefits of stock awards	3,381	368
Principal payments on debt, net of proceeds	(4,197)	—
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	12,417	1,530
Purchase of common stock	(17,552)	(29,008)
Distributions to noncontrolling interests	(12,627)	—
Buy-out of noncontrolling interests, net of contributions	(261)	—

Net cash used in financing activities	(18,839)	(27,205)

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,948	111,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	466,214	708,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$565,162	$819,972

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$2,865	$2,843
Cash paid for income taxes	$19,854	$13,572
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$62	$162
Accrual for purchases of property, plant and equipment	$2,855	$2,291

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In November 2010, the Company acquired Qualitest, a United States based privately-held generics company. In September 2010, the Company acquired its partner on Opana® ER, Penwest, a drug delivery company focused on applying its drug delivery technologies and drug formulation expertise to the formulation of its collaborators’ product candidates under licensing collaborations. In July 2010, the Company acquired HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The condensed consolidated results of operations presented herein reflect the operating results of HealthTronics, Penwest, and Qualitest from January 1, 2011. Additionally, all of the assets acquired and liabilities assumed in connection with the Qualitest, Penwest, and HealthTronics acquisitions are recorded at their respective fair values and are included in the accompanying Condensed Consolidated Financial Statements as of March 31, 2011.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued additional Accounting Standards Update (ASU) 2010-29 on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information in which comparative financial statements are presented. It is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued additional ASU 2010-28 on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $11 million in 2011, which will be charged as an operating expense ratably throughout 2011.

NOTE 3. FAIR VALUE MEASUREMENTS

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable, acquisition-related contingent consideration, and our debt obligations. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term assets:
Auction-rate securities	$17,409	$17,409	$17,332	$17,332
Equity securities	6,292	6,292	6,177	6,177

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity and cost method investments	33,712	n/a	34,677	n/a

	$57,413		$58,186

Current liabilities:
Acquisition-related contingent consideration – short-term	(12,682)	(12,682)	—	—
Current portion of long-term debt	(27,525)	(27,525)	(24,993)	(24,993)
Long-term liabilities:
Acquisition-related contingent consideration – long-term	(3,510)	(3,510)	(16,050)	(16,050)
Term Loan Due 2015, less current portion, net	(370,000)	(370,000)	(377,500)	(380,038)
7.00% Senior Notes due 2020, net	(386,885)	(417,668)	(386,716)	(403,308)
1.75% Convertible Senior Subordinated Notes due 2015, net	(283,801)	(321,717)	(278,922)	(324,257)
Minimum Voltaren® Gel royalties due to Novartis	(32,371)	(32,371)	(38,922)	(38,922)
Other long-term debt, less current portion	(3,435)	(3,435)	(2,663)	(2,663)

	$(1,120,209)	$(1,188,908)	$(1,125,766)	$(1,190,231)

Equity securities consist of publicly traded common stock, the value of which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of amounts payable to the former Indevus Pharmaceuticals Inc. (Indevus) shareholders under contingent cash consideration agreements relating to the development of AveedTM and contingent cash consideration related to the November 2010 acquisition of Qualitest. The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is discussed in more detail below. The fair values of our Term Loan Facility due 2015 and our 7.00% Senior Notes due 2020 were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 33% at March 31, 2011 and December 31, 2010 that were based on historic volatility of the Company’s common stock and other factors.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at March 31, 2011 and December 31, 2010 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2011 and December 31, 2010.

The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our $23.1 million of cost method investments at March 31, 2011.

As of March 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including money market funds, available-for-sale securities, and acquisition-related contingent consideration. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2011:
Assets:
Money market funds	$131,196	$—	$—	$131,196
Auction-rate securities	—	—	17,409	17,409
Equity securities	6,292	—	—	6,292

Total	$137,488	$—	$17,409	$154,897

Liabilities:
Acquisition-related contingent consideration – short-term	—	—	(12,682)	(12,682)
Acquisition-related contingent consideration – long-term	—	—	(3,510)	(3,510)

Total	$—	$—	$(16,192)	$(16,192)

As of December 31, 2010
Assets:
Money market funds	149,318	—	—	149,318
Auction-rate securities	—	—	17,332	17,332
Equity securities	6,177	—	—	6,177

Total	$155,495	$—	$17,332	$172,827

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	(16,050)	(16,050)

Total	$—	$—	$(16,050)	$(16,050)

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

At March 31, 2011, the Company determined that the market for its auction-rate securities was still inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions – to the extent they exist – vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Our auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of AAA as of March 31, 2011 and December 31, 2010. Further, the issuers have been making interest payments promptly.

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

On November 10, 2008, the Company accepted the UBS Offer, awarding the UBS Entities the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the Expiration Date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition.

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. Subsequent changes to the fair value of these trading securities resulted in $1.7 million of income during the three months ended March 31, 2010 and were recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations.

As a result of our fair value election for the Rights, the fair value of the Rights was re-measured each reporting period with the corresponding changes in fair value reported in earnings. In June 2010, the Rights were exercised. Accordingly, the related asset was written off with a corresponding charge to earnings of $15.7 million for the year ended December 31, 2010.

At March 31, 2011 and December 31, 2010, the fair value of the Rights was zero. The decrease in fair value from December 31, 2009 to March 31, 2010 of $1.9 million was recognized as a charge to earnings and included in Other expense (income), net in the Condensed Consolidated Statements of Operations.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of March 31, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 5.23% on March 31, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 202 basis points at March 31, 2011 and 218 basis points at December 31, 2010.

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

At March 31, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.4 million, representing a 7%, or $1.4 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at March 31, 2011 and December 31, 2010 were reduced by approximately $1.4 million and $1.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.1 million gain and a $0.4 million loss in Stockholders’ equity in Accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-

temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

Until the Rights were exercised and all UBS securities were sold on June 30, 2010, the Company valued the Rights using an income approach (present value technique) that maximized the use of observable market inputs. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

Upon the exercise of the Rights and sale of all remaining UBS securities on June 30, 2010, the fair value of the Rights was adjusted to zero.

Overview of Acquisition-Related Contingent Consideration

As of March 31, 2011 and December 31, 2010, the fair value of the contingent consideration is $16.2 million and $7.1 million, respectively. The material components of this obligation are discussed below.

Indevus

On February 23, 2009 (the Indevus Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of Indevus. Through purchases in subsequent offer periods, the exercise of a top-up option and a subsequent merger, the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments related to potential future regulatory and commercial milestones related to AveedTM (the AveedTM Contingent Cash Consideration Agreement) and the octreotide NDA for the treatment of acromegaly (the Octreotide Contingent Cash Consideration Agreement). Additionally, upon the acquisition of Indevus, the Company assumed a pre-existing contingent consideration obligation relating to Indevus’ acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration Agreement), which could entitle former Valera shareholders to receive consideration from the Company upon U.S. Food and Drug Administration (FDA) approval of the octreotide implant for the treatment for acromegaly. The key terms of these three contingent consideration agreements (collectively, the Indevus Contingent Consideration Agreements) are as follows:

•

AveedTM Contingent Consideration – In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus shares in our initial tender offer (the Offer), then the Company will (1) pay an additional $2.00 per Indevus share to the former stockholders of Indevus if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (2) pay an additional $1.00 per Indevus share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

•

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

•

Octreotide Contingent Consideration – In the event that an approval letter from the FDA is received with respect to an octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the closing of the Offer, then the Company will pay an additional $1.00 per Indevus share to the former stockholders of Indevus (such payment, the Octreotide Contingent Cash Consideration Payment). In the event that an Octreotide Approval has not been obtained prior to the fourth anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders shall not receive, the Octreotide Contingent Cash Consideration Payment.

•

Valera Contingent Consideration – In connection with our acquisition of Indevus, the Company assumed Indevus’ pre-existing contingent obligations under the Valera Contingent Consideration Agreement, which was consummated on April 18, 2007. Prior to our acquisition of Indevus, the Valera Contingent Consideration Agreement entitled former Valera shareholders to receive additional Indevus shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment of acromegaly was achieved on or before April 18, 2012 (Valera Triggering Event). Concurrently with Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus shares was converted into the right to receive, upon the occurrence of the Valera Triggering Event, the following amounts for each Indevus share that such former Valera shareholder would have received upon the occurrence of the Valera Triggering Event, if not for Endo’s acquisition of Indevus: (1) $4.50 plus (2) contractual rights to receive up to an additional $3.00 in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement.

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

Valuation of the Acquisition-Related Contingent Consideration

Indevus

The Indevus Contingent Consideration Agreements were measured and recognized at fair value upon our acquisition of Indevus and are required to be re-measured on a recurring basis, with changes to fair value recorded in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations. The fair values were determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The valuation of each Indevus Contingent Consideration Agreement is described in further detail below:

•

AveedTM Contingent Consideration – The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be $133.1 million on the Indevus Acquisition Date, $7.2 million at March 31, 2011, and $7.1 million at December 31, 2010.

•

Octreotide Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be $39.8 million on the Indevus Acquisition Date and zero at both March 31, 2011 and December 31, 2010.

•

Valera Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be $13.7 million on the Indevus Acquisition Date and zero at both March 31, 2011 and December 31, 2010.

These amounts reflect management’s current assessment of the probability that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filing and FDA approval of octreotide for the treatment of acromegaly. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

At March 31, 2011, the aggregate fair value of the three Indevus Contingent Consideration Agreements increased from $7.1 million at December 31, 2010 to $7.2 million at March 31, 2011. This increase primarily reflects changes of our present value assumptions associated with our valuation model. The increase in the liability was recorded as a loss and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

Qualitest

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $9.0 million on the Qualitest Acquisition Date and December 31, 2010 and was determined to be $8.2 million at March 31, 2011.

The decrease from December 31, 2010 to March 31, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at January 1, 2011	$17,332
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	77

Balance at March 31, 2011	$17,409

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2011	$(16,050)
Amounts acquired or issued	(827)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	685

Balance at March 31, 2011	$(16,192)

The following table presents changes to the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Assets:
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(7,200)	—	(7,200)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3(1)	(15,000)	—	(15,000)
Changes in fair value recorded in earnings	1,706	(1,910)	(204)
Unrealized gain included in other comprehensive loss	11	—	11

Balance at March 31, 2010	$186,851	$13,749	$200,600

(1)	Transfers out of Level 3 represent auction-rate securities classified as trading securities that were sold subsequent to March 31, 2010 at amounts equal to our original par value investment. Consequently, these trading securities were transferred from Level 3 to Level 1 within the fair value hierarchy and were classified as current marketable securities at March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts acquired or issued	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(890)

Balance at March 31, 2010	$(59,360)

At March 31, 2011 and December 31, 2010, the respective fair values of the Company’s trading securities were zero. The following is a summary of available-for-sale securities held by the Company as of March 31, 2011 and December 31, 2010 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2011:
Money market funds	$131,196	$—	$—	$131,196

Total included in cash and cash equivalents	$131,196	$—	$—	$131,196
Auction-rate securities	18,800	—	(1,391)	17,409
Equity securities	5,564	728	—	6,292

Long-term available-for-sale securities	$24,364	$728	$(1,391)	$23,701
Total available-for-sale securities	$155,560	$728	$(1,391)	$154,897

December 31, 2010:
Money market funds	$149,318	$—	$—	$149,318

Total included in cash and cash equivalents	$149,318	$—	$—	$149,318
Auction-rate securities	18,800	—	(1,468)	17,332
Equity securities	5,564	613	—	6,177

Long-term available-for-sale securities	$24,364	$613	$(1,468)	$23,509
Total available-for-sale securities	$173,682	$613	$(1,468)	$172,827

We did not sell any of our remaining auction-rate securities during the three months ended March 31, 2011.During the three-month period ended March 31, 2010, we sold $32.5 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities and variable rate demand obligations during the period ended March 31, 2011 and 2010. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

As of March 31, 2011, the yields on our long-term auction-rate securities ranged from 0.54% to 0.60%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2011, the weighted average yield for our long-term auction-rate securities was 0.57%. Total interest recognized on our auction-rate securities during the quarters ended March 31, 2011 and 2010 was less than $0.1 million and $0.3 million, respectively. The issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,409	18,800	17,332
Equity securities	5,564	6,292	5,564	6,177

Total	$24,364	$23,701	$24,364	$23,509

NOTE 4. INVENTORIES

Inventories are comprised of the following at March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$64,583	$45,957
Work-in-process	49,372	34,208
Finished goods	91,341	98,640

Total	$205,296	$178,805

Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets for any of the periods presented and therefore has not been separately disclosed.

NOTE 5. ACQUISITIONS

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into escrow. One of the escrow amounts is for $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

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

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	—	2,023
Deferred income taxes	63,509	4,817	68,326
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(2,183)	$1,253,695

Accounts payable	$27,422	$—	$27,422
Accrued expenses	55,210	1,012	56,222
Deferred income taxes	207,733	(2,758)	204,975
Long-term debt	406,758	—	406,758
Other liabilities	9,370	—	9,370

Total liabilities assumed	$706,493	$(1,746)	$704,747

Net identifiable assets acquired	$549,385	$(437)	$548,948
Goodwill	$219,986	$437	$220,423

Net assets acquired	$769,371	$—	$769,371

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

	Valuation (in millions)	Amortization Period (in years)
Total	$618.0	16

In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

Tradename:
Qualitest tradename	$20.0	15

Total	$20.0	15

Total other intangible assets	$836.0	n/a

The fair value of the developed technology assets and in-process research and development assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend through the shorter of the patent or estimated useful life of the developed technology or in-process research and development asset. The fair value of the Qualitest Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the Qualitest Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of Qualitest.

The $220.4 million of goodwill was assigned to our Generics segment, which was established in November 2010 pursuant to our acquisition of Qualitest. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $68.3 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $205.0 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $3.2 million of Qualitest acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three months ended March 31, 2011
Investment bank fees, includes Endo and Qualitest	$—
Legal, separation, integration, and other costs	3,241

Total	$3,241

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three months ended March 31, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Three months ended March 31, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$444,811
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$59,784
Basic net income per share	$0.51
Diluted net income per share	$0.51

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

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

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	3,003	30,178
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,571	$179,437

Accounts payable	$229	$—	$229
Income taxes payable	347	(187)	160
Penwest shareholder liability	20,815	(20,815)	—
Accrued expenses	1,455	87	1,542
Deferred income taxes	39,951	379	40,330
Other liabilities	4,403	118	4,521

Total liabilities assumed	$67,200	$(20,418)	$46,782

Net identifiable assets acquired	$109,666	$22,989	$132,655
Goodwill	$37,952	$1,159	$39,111

Net assets acquired	$147,618	$24,148	$171,766

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

The fair values of the in-process research and development assets and developed technology asset were estimated using an income approach. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with the asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend through the shorter of the patent or estimated useful life of our developed technology or in-process research and development asset.

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

The Company recognized less than $0.1 million of Penwest acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

HealthTronics, Inc.

On July 2, 2010 (the HealthTronics Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of HealthTronics and obtained effective control of HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $214.8 million in aggregate cash consideration for 100% of the outstanding shares, at which time HealthTronics became a wholly-owned subsidiary of the Company. HealthTronics’ shares were purchased at a price of $4.85 per HealthTronics Share. In addition, Endo paid $40 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	277	33,388
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	3,676	47,413
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	7,258	73,124
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$11,211	$215,200

Accounts payable	$3,084	$—	$3,084
Accrued expenses	11,551	8,959	20,510

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Deferred income taxes	20,377	3,188	23,565
Long-term debt	44,751	(1,291)	43,460
Other liabilities	1,434	351	1,785

Total liabilities assumed	$81,197	$11,207	$92,404

Net identifiable assets acquired	$122,792	$4	$122,796
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$3,104	$155,274

Net assets acquired	$214,843	$—	$214,843

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract	12.2	n/a

Total	$73.1	n/a

The fair value of the developed technology asset was estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the HealthTronics Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the HealthTronics Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of HealthTronics’ services.

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

The $155.3 million of goodwill was assigned to our Devices and Services segment, which was established in July 2010 pursuant to our acquisition of HealthTronics. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $47.4 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. Deferred tax liabilities of $23.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.4 million of HealthTronics acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three months ended March 31, 2011
Investment bank fees, includes Endo and HealthTronics	$—
Legal, separation, integration, and other costs	1,350

Total	$1,350

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the three months ended March 31, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Three months ended March 31, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$412,801
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$61,708
Basic net income per share	$0.53
Diluted net income per share	$0.52

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HealthTronics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

NOTE 6. SEGMENT RESULTS

As a result of our recent acquisitions, the Company realigned its internal management reporting in 2010 to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

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

Generics

This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our newly acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology, and hypertension markets, among others.

Devices and Services

The Devices and Services operating segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the five following business lines: lithotripsy services, prostate treatment services, radiation therapy services, anatomical pathology services, and medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of commercial intangible assets related to marketed products, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance. Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the adjusted income (loss) before income tax of each of our reportable segments to corporate unallocated adjusted income (loss) before income tax.

The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Net revenues to external customers
Branded Pharmaceuticals	$375,514	$338,536
Generics	134,409	25,876
Devices and Services	50,103	—

Total consolidated net revenues to external customers	$560,026	$364,412

Adjusted income (loss) before income tax
Branded Pharmaceuticals	$193,256	$169,324
Generics	26,387	3,246
Devices and Services	14,441	—
Corporate unallocated	(56,269)	(44,354)

Total consolidated adjusted income before income tax	$177,815	$128,216

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. generally accepted accounting principles (GAAP), for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Total consolidated adjusted income before income tax	$177,815	$128,216
Upfront and milestone payments to partners	(11,001)	(3,000)
Acquisition-related items	(6,073)	(1,529)
Cost reduction initiatives	(3,462)	(5,494)
Amortization of commercial intangible assets related to marketed products	(37,211)	(17,217)
Inventory step-up	(13,786)	—
Non-cash interest expense	(4,541)	(4,050)
Other (expense) income	—	(204)

Total consolidated income before income tax	$101,741	$96,722

The following represents additional selected financial information for our reportable segments three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Depreciation expense
Branded Pharmaceuticals	$3,667	$3,338
Generics	2,613	204
Devices and Services	3,093	—
Corporate unallocated	1,006	694

Total depreciation expense	$10,379	$4,236

Amortization expense
Branded Pharmaceuticals	$26,061	$17,285
Generics	9,900	—
Devices and Services	1,401	—

Total amortization expense	$37,362	$17,285

Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes is 32.9% for the three months ended March 31, 2011 compared to 37.6% for the three months ended March 31, 2010.

The decrease in the effective income tax rate in the three months ended March 31, 2011, was due to:

•	A $12.5 million benefit during the period ended March 31, 2011 for non-taxable income attributable to noncontrolling interests assumed as part of the HealthTronics acquisition;

•	A $1.2 million benefit from the Research and Development credit during the period ended March 31, 2011. This credit expired on December 31, 2009, and was not reinstated until December 2010;

•	An increase of $2.7 in the Domestic Production Activities deduction during the period ended March 31, 2011 compared to the comparable 2010 period; and

•

A $0.7 million non-taxable gain resulting from decreases in contingent consideration during the period ended March 31, 2011, compared to a $0.9 million non-deductible loss during the period ended March 31, 2010.

Partially offset by:

•	A $2.8 million non-deductible charge during the period ended March 31, 2011 for the Branded Prescription Drug fee enacted in 2011 as part of Health Care Reform.

•	A $1.1 million charge for non-deductible transaction costs related to our recent and pending acquisitions.

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

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations including the launch of a generic to the Licensed Product in the United States. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were payable to Novartis during the three months ended March 31, 2011 or 2010. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc. (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the three-month periods ended March 31, 2011 and 2010 we recorded $20.8 million and $20.5 million for these royalties to Hind, respectively, which we recorded as a reduction to net pharmaceutical product sales. At March 31, 2011 and December 31, 2010, $20.8 million and $23.0 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

Vernalis Development Limited

In July 2004, we entered into a License Agreement with Vernalis Development Limited (Vernalis) under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (Frova®) in North America (the Vernalis License Agreement). Frova® was launched June 2002 in the U.S. and indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30 million and annual $15 million payments each in 2005 and 2006. We capitalized the $30 million up-front payment, the present value of the two $15 million anniversary payments. We are amortizing this intangible asset into cost of revenues on a straight-line basis over its estimated life of twelve and one-half years.

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

Allergan/Esprit

In September 2007, Indevus (now, Endo Pharmaceuticals Solutions Inc.) entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc (Esprit), which modified the obligations of each party and superseded all previous agreements (the Allergan Agreement). In October 2007, Allergan, Inc. (Allergan) acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Under the Allergan Agreement, we received the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties. Aggregate minimum royalties for the remainder of the Allergan Agreement amount to approximately $88.5 million through December 31, 2014, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, Allergan has the right to reduce, subject to quarterly and annual restrictions, royalty payments by $20 million in the aggregate. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition on December 31, 2013. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of Sanctura® and Sanctura XR® will be reimbursed to the Company by Allergan up to six percent (6%) of net sales. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of Sanctura XR® or February 1, 2025, the date of the last to expire patent covering Sanctura XR® in the United States. Either party may also terminate the Allergan Agreement in the event of a material breach by the other party. In August 2008, Indevus assigned its rights to receive a fixed percentage of net sales and $20 million related to a long-term commercialization milestone related to generic competition to the holders of the Non-recourse Notes, which were redeemed during the fourth quarter of 2010.

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

Madaus

In November 1999, Indevus (now, Endo Pharmaceuticals Solutions Inc.) entered into an agreement with Madaus to license the exclusive rights to develop and market certain products, including Sanctura® in the United States. In November 2006, Indevus entered into (i) a License and Supply Agreement and (ii) an amendment to its original 1999 license agreement with Madaus (collectively, the Madaus Agreements). In March 2010, Endo amended the Madaus Agreements. Under the amended Madaus Agreements, (a) Madaus has licensed the rights to sell Sanctura XR® in all countries outside of the U.S. (the Madaus Territory) except Canada, Japan, Korea and China (the Joint Territory), (b) Madaus has agreed to pay a fee based on the number of capsules of Sanctura XR® sold in the Madaus Territory through December 9, 2015 and (c) Endo has agreed to pay a fee based on the number of capsules of Sanctura XR® sold in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share. In exchange, Madaus (a) agreed to make certain immaterial payments upon the achievement of certain commercial milestones and pay royalties of 5% of net sales based on future sales of Sanctura XR® in the Madaus Territory and (b) agreed to reimburse Endo for any amounts due to Supernus (see Supernus below) related to the development or commercialization in the Madaus territory. The Company and Madaus will share the development and commercialization costs in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of Sanctura XR® in any country in the Joint Territory, the other party has the right to independently develop and commercialize Sanctura XR® in that country. The term of the Madaus Agreement for Sanctura XR® extends until the expiration, on a country-by-country basis, of all royalty obligations owed to the Company from Madaus which ceases upon the last to expire applicable patent in the Madaus Territory. Either party may terminate the amended Madaus Agreement in the event of a material breach by the other party.

Supernus

In March 2003, Indevus (now, Endo Pharmaceuticals Solutions Inc.) entered into a Development and License Agreement (the Supernus Agreement) with Supernus Pharmaceuticals, Inc. (Supernus) pursuant to which Supernus agreed to develop Sanctura XR® and granted exclusive, worldwide rights under certain Supernus patents and know-how to Indevus. The Supernus agreement includes potential future development and commercialization milestone payments from the Company to Supernus, including royalties based on sales of Sanctura XR®, and potential future development and commercialization milestone payments for up to an aggregate of $2.4 million upon the launch of Sanctura XR® in certain geographic areas. In addition, the Supernus agreement includes potential future development and commercialization milestone payments for up to an aggregate of $4.5 million upon the launch of new formulations and over-the-counter products. The Company is responsible for all development costs and the commercialization of Sanctura XR® under the Supernus agreement. The Supernus agreement continues until the earlier of, in any particular country, (i) the last date on which the manufacture, use or sale of licensed product in such country would infringe a valid claim of a licensed patent in such country but for the license granted by the agreement; or (ii) twelve years from the date of first commercial sale of licensed product in such country. Either party may also terminate this agreement in the event of a material breach by the other party or by mutual consent.

The Population Council

The Company markets its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and the Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing an LHRH analog. We are also obligated to pay royalties to the Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), for the exclusive right to commercialize FortestaTM Gel in the U.S. (the ProStrakan Agreement). FortestaTM Gel, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense.

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

Following the July 1, 2010 complete response to the FDA, the Company received FDA approval in December 2010. As of December 31, 2010, the Company accrued and capitalized the one-time approval milestone to ProStrakan for $12.5 million. ProStrakan could potentially receive up to approximately $175.0 million in additional payments linked to the achievement of future commercial milestones related to FortestaTM Gel. We are amortizing this intangible asset into cost of revenues on a straight-line basis over its estimated useful life.

ProStrakan will exclusively supply FortestaTM Gel to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months’ prior written notice at no cost to the Company.

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 6.3 million euros (approximately $8.9 million at March 31, 2011) and possibly development and commerce milestone payments of up to an additional $68.0 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

In December 2007, we entered into a license, development and supply agreement with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone, which is designed to be crush resistant. Under the terms of this agreement Grünenthal is responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo is responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone in 2010, which was recorded as research and development expense. Additional payments of approximately 59.2 million euros (approximately $83.5 million at March 31, 2011) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement.

Impax Laboratories, Inc.

In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the Impax Agreement, Endo paid Impax an upfront payment of $10 million in 2010, which was recorded as research and development expense. The Company could be obligated to pay up to approximately $30 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Agreement upon a material breach.

Bioniche Life Sciences Inc.

In July 2009, the Company entered into a License, Development and Supply Agreement (the Bioniche Agreement) with Bioniche Life Sciences Inc. and Bioniche Urology Inc. (collectively, Bioniche), whereby the Company licensed from Bioniche the exclusive rights to develop and market Bioniche’s proprietary formulation of Mycobacterial Cell Wall-DNA Complex (MCC), known as UrocidinTM, in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. UrocidinTM is a patented formulation of MCC developed by Bioniche for the treatment of non-muscle-invasive bladder cancer that is currently undergoing Phase III clinical testing. Under the terms of the Bioniche Agreement, Endo paid Bioniche an up-front cash payment of $20.0 million in July 2009 and milestone payments of $4.0 million in 2010 resulting from the achievement of contractual milestones, both of which were recorded as research and development expense. In addition, Bioniche could potentially receive up to approximately $67.0 million and $29.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to two separate indications for UrocidinTM. Bioniche will manufacture UrocidinTM and receive a transfer price for supply based on a percentage of Endo’s annual net sales of UrocidinTM. Endo may terminate the Bioniche Agreement upon 180 days’ prior written notice.

BayerSchering

In July 2005, Indevus (now, Endo Pharmaceuticals Solutions Inc.) licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). The Company is responsible for the development and commercialization of AveedTM in the United States. BayerSchering is responsible for manufacturing and supplying the Company with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30.0 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of AveedTM. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.

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

Sanofi-Aventis

In February 1994, Indevus (now, Endo Pharmaceuticals Solutions Inc.) licensed from Rhone-Poulenc Rorer, S.A., now Aventis Pharma S.A. (Sanofi-Aventis), exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Indevus granted Sanofi-Aventis an option to sublicense, under certain conditions, rights to market pagoclone in France. Indevus paid Sanofi-Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales through the expiration of the composition of matter patent. If sublicensed, the Company would pay to Sanofi-Aventis a portion of receipts from the sublicensee in lieu of payments. Under the terms of the agreement with Sanofi-Aventis, the Company is responsible for all costs of developing, manufacturing, and marketing pagoclone. This agreement expires with respect to each country upon the last to expire applicable patent. Additionally either party may also terminate this agreement in the event of a material breach by the other party. The Company could owe an additional $11.1 million if certain clinical and regulatory development milestones are achieved, as well as royalties on net sales or a percentage of royalties it receives if the product is sublicensed.

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

Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell and distribute any prescription drug or medical device and certain other products made with hydrogel polymer technology. Hydron Technologies retained an exclusive, worldwide license to manufacture, market, or use products composed of, or produced with the use of, hydrogel polymer technology in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing hydrogel polymer technology, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of polymer to Hydron Technologies and Hydron Technologies is obligated to purchase such products from the Company. Under the Hydron Agreement, the Company also has the title to the Hydron® trademark and must maintain such trademark throughout the world. The Company has decided to stop using the Hydron® trademark and will transfer the title to such trademark to Hydron Technologies pursuant to the Hydron Agreement. This agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.

Orion Corporation

In January 2011, the Company entered into a Discovery, Development and Commercialization Agreement (the 2011 Orion Agreement) with Orion Corporation (Orion) to exclusively co-develop products for the treatment of certain cancers and solid tumors. Under the terms of the 2011 Orion Agreement, Endo and Orion each contributed four research programs to the collaboration to be conducted pursuant to the agreement. The development of each research program shall initially be the sole responsibility of the contributing party. However, upon the achievement of certain milestones, the non-contribution party shall have the opportunity to, at its option, obtain a license to jointly develop and commercialize any research program contributed by the other party for amounts defined in the 2011 Orion Agreement. Subject to certain limitations, upon the first commercial sale of any successfully launched jointly developed product, Endo shall be obligated to pay royalties to Orion based on net sales of the corresponding product in North America (the Endo territory) and Orion shall be obligated to pay royalties to Endo on net sales of the corresponding product in certain European countries (the Orion territory). The 2011 Orion Agreement shall expire in January 2016, unless terminated early or extended pursuant to the terms of the agreement. In January 2011, Endo exercised its option to obtain a license to jointly develop and commercialize Orion’s Anti-Androgen program focused on castration-resistant prostate cancer, one of Orion’s four contributed research programs, and made a corresponding payment to Orion for $10 million, which was expensed in the first quarter of 2011.

Teva Pharmaceutical Industries Ltd

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, who was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones. As of March 31, 2011, the maximum amount we could be obligated to pay under the Teva Agreement is $12.5 million.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo committed to fund $3 million. During 2010, $2.5 million was funded by Endo under the line-of credit, which could be converted into equity of the privately-held company upon certain events. During January of 2011, an additional payment of $0.3 million was subsequently funded under the same commitment. In March 2011, we received a $0.8 million distribution from our investment, which was recorded as a reduction to the investment balance. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of March 31, 2011, our investment in the privately-held company was $22.0 million, representing our maximum exposure to loss.

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of our goodwill for the three months ended March 31, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010	$715,005
Measurement period adjustments	2,337
Other	1,958

Balance at March 31, 2011	$719,300

Our other intangible assets consist of the following at March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Indefinite-lived intangibles:
In-process research and development	$271,000	$271,000
Tradenames	—	27,000

Total indefinite-lived intangibles	$271,000	$298,000

Definite-lived intangibles:
Licenses (weighted average life of 10 years)	638,142	638,142
Less accumulated amortization	(203,419)	(185,706)

	March 31, 2011	December 31, 2010
Licenses, net	$434,723	$452,436

Tradenames (weighted average life of 15 years)	34,600	14,600
Less accumulated amortization	(1,172)	(486)

Tradenames, net	$33,428	$14,114

Developed technology (weighted average life of 15 years)	768,400	768,400
Less accumulated amortization	(33,518)	(14,614)

Developed technology, net	$734,882	$753,786

Service contract	12,166	13,424
Less accumulated amortization	—	—

Service contract, net	$12,166	$13,424

Total definite-lived intangibles, net (weighted average life of 13 years)	$1,215,199	$1,233,760

Other intangibles, net	$1,486,199	$1,531,760

Amortization expense for the three month periods ended March 31, 2011 and 2010 was $37.4 million and $17.3 million, respectively. As of March 31, 2011, the weighted average amortization period for our definite-lived intangible assets in total was approximately 13 years.

Changes in the gross carrying amount of our other intangible assets for the three months ended March 31, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010:	$1,732,566
Measurement period adjustments	(8,258)

Balance at March 31, 2011	$1,724,308

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2010 is as follows (in thousands):

2011	$148,650
2012	$148,218
2013	$106,444
2014	$93,590
2015	$93,336

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Consolidated net income	$68,295	$60,355
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	150	468

Consolidated total comprehensive income	$68,445	$60,823

Less: Total comprehensive income attributable to noncontrolling interests	12,508	—

Comprehensive income attributable to Endo Pharmaceuticals Holdings Inc.	$55,937	$60,823

NOTE 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive expired during 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. In May 2010, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). Approximately 17.6 million shares were reserved for future issuance upon exercise of options granted or to be granted under the 2000, 2004, 2007, and 2010 Stock Incentive Plans. As of March 31, 2011, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $7.4 million and $3.8 million, during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $100.3 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under 2000, 2004, 2007, and 2010 Stock Incentive Plans for the three months ended March 31, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	5,891,400	$22.60
Granted	1,411,055	$34.00
Exercised	(539,620)	$23.00
Forfeited	(69,201)	$21.23
Expired	(13,807)	$22.12

Outstanding, March 31, 2011	6,679,827	$24.99	7.98	$87,524,455
Vested and expected to vest, March 31, 2011	6,107,726	$24.68	7.85	$81,902,179
Exercisable, March 31, 2011	2,375,085	$23.57	6.25	$34,484,732

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $6.9 million and $0.4 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2011 and 2010 was $10.88 per option and $7.36 per option, respectively, determined using the following assumptions:

	2011	2010
Average expected term (years)	5.0	5.3
Risk-free interest rate	2.2%	2.6%
Dividend yield	0.00	0.00
Expected volatility	32%	34%

The weighted average remaining requisite service period of the non-vested stock options was 2.9 years. As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $36.4 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Units

A summary of our restricted stock units as of March 31, 2011 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2011	2,211,303
Granted	746,240
Forfeited	(48,431)
Vested	(470,493)

Outstanding, March 31, 2011	2,438,619	$92,886,998
Vested and expected to vest, March 31, 2011	2,083,208	$78,438,881

The weighted average remaining requisite service period of the non-vested restricted stock units was 2.8 years. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2011 and 2010 was $33.99 per unit and $20.71 per unit, respectively. As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $54.3 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Performance Shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the three months ended March 31, 2011 and 2010 totaled approximately 160,000 and 163,000, respectively. As of March 31, 2011, there was approximately $9.6 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

Pursuant to the existing share repurchase program, we purchased approximately 0.5 million shares of our common stock during the period ended March 31, 2011 totaling $17.6 million and approximately 1.2 million shares of our common stock during the period ended March 31, 2010 totaling $29.0 million.

Changes in Stockholders’ Equity

The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the three months ended March 31, 2011 (dollars in thousands):

	Attributable to:
	Endo Pharmaceuticals Holdings Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2011	$1,741,591	$61,738	$1,803,329
Net income	55,787	12,508	68,295
Other comprehensive income	150	—	150
Compensation related to stock-based awards	7,416	—	7,416
Exercise of options	12,336	—	12,336
Common stock purchased	(17,552)	—	(17,552)
Distributions to noncontrolling interests	—	(12,627)	(12,627)
Buy-out of noncontrolling interests, net of contributions	—	(261)	(261)
Other	2,637	—	2,637

Stockholders’ equity at March 31, 2011	$1,802,365	$61,358	$1,863,723

NOTE 12. COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers and suppliers to provide us with raw materials, used in our products, and also to provide semi-finished and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. As of March 31, 2011, based on the currently manufactured products at Novartis Consumer Health, Inc. we are required to purchase a minimum of approximately $14 million of product from Novartis Consumer Health Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.

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

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15.0 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extended through June 30, 2010, we had agreed to spend a minimum of $20 million on A&P Expenditures. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we had agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel. Amounts incurred by Endo for such A&P Expenditures were $6.9 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.

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

Sharp Corporation

Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. The Sharp Agreement will expire on March 15, 2015, subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice. On December 6, 2010, the parties amended the Sharp Packaging and Labeling agreement, effective December 1, 2010, extending the agreement until March 1, 2015.

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

Under the terms of the 2010 Ventiv Agreement, Ventiv provides to Endo certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, and one national sales director, collectively referred to as the 2010 Ventiv Field Force. The 2010 Ventiv Field Force is required to perform a minimum number of face-to-face, one-on-one discussions with physicians and other health care practitioners for the purpose of promoting Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, and other Endo products within their respective approved indications during each year of the 2010 Ventiv Agreement, subject to certain provisions.

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

The expenses incurred with respect to Ventiv under both the 2008 Ventiv Agreement and the 2010 Ventiv Agreement totaled $8.8 million and $2.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively, and is included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

UPS Supply Chain Solutions

Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the United States. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $1.5 million.

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

Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In September 1997, Indevus announced a market withdrawal of its first commercial prescription product, the anti-obesity medication Redux (dexfenfluramine hydrochloride capsules C-IV), which had been launched in June 1996 by its licensee, American Home Products Corporation, which became Wyeth, and was later acquired by Pfizer. The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. Following the withdrawal of Redux, Indevus was named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions in federal and state courts relating to the use of Redux and other weight loss drugs. Fewer than 50 cases are still pending against Indevus and/or the Company. In May 2001, Indevus entered into the AHP Indemnity and Release Agreement with Wyeth pursuant to which Wyeth agreed to indemnify Indevus against certain classes of product liability cases filed against Indevus related to Redux and Indevus agreed to dismiss Redux related claims against Wyeth. Under the terms of the AHP Indemnity and Release Agreement, Wyeth has agreed to indemnify Indevus for claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs of Indevus related to the defense of Redux-related product liability cases. Also, pursuant to the AHP Indemnity and Release Agreement, Wyeth agreed to fund through May 30, 2012 additional insurance coverage to supplement Indevus’ existing product liability insurance. The Company believes the total insurance coverage, including the additional insurance coverage funded by Wyeth, is sufficient to address the potential remaining Redux product liability exposure. However, there can be no assurance Redux claims will not exceed the amount of insurance coverage available to the Company and Wyeth’s indemnification obligations under the AHP Indemnity and Release Agreement. If such insurance coverage and Wyeth indemnification is not sufficient to satisfy Redux-related claims, the payment of amounts to satisfy such claims may have an adverse effect on the Company’s business, results of operations, financial condition or cash flows. Prior to the effectiveness of the AHP Indemnity and Release Agreement, Redux-related defense costs of Indevus were paid by, or subject to reimbursement from, Indevus’ product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by Indevus, the Company or their insurers.

If Indevus incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5.0 million limit of the policy, Indevus will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

Department of Health and Human Services Subpoena

In January 2007 and April 2011, the Company received a subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (OIG) and the United States Department of Justice, respectively. The subpoena requests documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government. At this time, the Company cannot predict or determine the outcome of the above matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome.

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

Paragraph IV Certifications on Lidoderm®

On January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version Lidoderm® (lidocaine topical patch

5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson Laboratories, Inc, in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming U.S. Patent No. 5,827,529 is invalid or not infringed. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. This patent has not yet been challenged. Endo intends, and has been advised by Teikoku that they too intend, to defend Lidoderm®’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

In January 2011, the Company and Teikoku received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Mylan Technologies Inc. (Mylan) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, the Company filed a lawsuit against Mylan in the United States District Court for the District of Delaware, claiming that the Paragraph IV Certification Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, the Company seeks a declaration that Mylan’s Paragraph IV Certification Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, the Company alleges that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). The Company intends, and has been advised by Teikoku that it too intends, to pursue all available legal and regulatory pathways in defense of Lidoderm®. However, there can be no assurance that we will be successful. If we are unsuccessful and Mylan is able to obtain FDA approval of its product, it may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015.

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

During the second half of 2010, Watson, Sandoz, and Paddock filed additional Paragraph IV certifications pertaining to U.S. Patent Nos. 7,763,635 (the ‘635 patent), 7,759,359 (the ‘359 patent), 7,781,448 (the ‘448 patent), and 7,781,449 (the ‘449 patent). In each case, Supernus, Allergan, and Endo Solutions filed complaints alleging infringement of the ‘448 and ‘449 patents by each defendant and infringement by Sandoz of the ‘635 and ‘359 patents as well.

On September 21, 2010, the court consolidated the suits against Sandoz and Paddock into the original suit filed against Watson. Trial in these cases is currently set to commence on May 2, 2011.

MCP Cases

Qualitest, along with several other pharmaceutical manufacturers, has been named as a defendant in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders, and death. Trials in certain of these actions have been scheduled for 2011. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to metoclopramide litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

Propoxyphene Cases

EPI and Qualitest, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. Certain plaintiffs seek to create a multidistrict litigation (MDL) with respect to cases filed in federal court. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to propoxyphene litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

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

NOTE 13. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Endo Pharmaceuticals Holdings Inc. common stockholders	$55,787	$60,355
Denominator:
For basic per share data—weighted average shares	116,354	117,347
Dilutive effect of common stock equivalents	2,269	684
Dilutive effect of 1.75% Convertible Senior Subordinated Notes	2,138	—

For diluted per share data—weighted average shares	120,761	118,031
Basic net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.48	$0.51

Diluted net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.46	$0.51

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

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 were only included in the dilutive net income per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares figure for the period.

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

The following reconciliation shows the shares excluded from the calculation of diluted net income per share as the inclusion of such shares would be anti-dilutive for the three months ended March 31 (in thousands):

	2011	2010
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	23,855	25,993
Employee stock-based awards	753	4,728

	24,608	30,721

(1)	Amounts represent the potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock in excess of the amounts of related dilution included in our calculations of diluted net income per share.

NOTE 14. COST OF REVENUES

The components of cost of revenues for the three months ended March 31 (in thousands) were as follows:

	Three Months Ended March 31,
	2011	2010
Cost of net pharmaceutical product sales	$202,713	$94,073
Cost of device, service and other revenues	28,845	—

Total cost of revenues	$231,558	$94,073

NOTE 15. DEBT

The components of our total indebtedness at March 31, 2011 and December 31, 2010 (in thousands), were as follows:

	March 31, 2011	December 31, 2010
7.00% Senior Notes due 2020	400,000	400,000
Unamortized initial purchaser’s discount and debt issuance costs	(13,115)	(13,284)

7.00% Senior Notes due 2020, net	$386,885	$386,716

1.75% Convertible Senior Subordinated Notes due 2015	379,500	379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(95,699)	(100,578)

1.75% Convertible Senior Subordinated Notes due 2015, net	$283,801	$278,922

2010 Credit Facility, Term Loan due 2015, net	$395,000	$400,000
Other long-term debt, net	$5,959	$5,156

Total long-term debt, net	$1,071,645	$1,070,794

Less current portion	$27,525	$24,993

Total long-term debt, less current portion, net	$1,044,120	$1,045,801

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

We recognized $4.2 million and $1.0 million of interest expense related to our 2010 Credit Facility and 2009 Credit Facility for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

We recognized $7.2 million of interest expense related to our Senior Notes for the three months ended March 31, 2011.

1.75% Convertible Senior Subordinated Notes Due 2015

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

Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the strike price of the warrants at exercise.

As discussed in Note 13, in periods in which our common stock price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.

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

The carrying values of the debt and equity components of our Convertible Notes at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(95,699)	(100,578)

Net carrying amount of the debt component	$283,801	$278,922

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $6.5 million and $6.1 million of interest expense for the three months ended March 31, 2011 and March 31, 2010, respectively. For the amounts recognized in 2011, $1.7 million related to the contractual interest payments and $4.8 million related to the amortization of the debt discount and certain other costs of the offering. This compared to $1.7 million of contractual interest payments and $4.4 million related to the amortization of the debt discount and certain other costs of the offering for the three months ended March 31, 2010.

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

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The Non-recourse Notes were redeemed in November 2010.

NOTE 16. SUBSEQUENT EVENTS

On April 10, 2011, Endo, NIKA Merger Sub, Inc., an indirect wholly owned subsidiary of Endo (Merger Sub) and American Medical Systems Holdings, Inc. (AMS) entered into an agreement and plan of merger (the AMS Merger Agreement). Pursuant to the AMS Merger Agreement, Endo will acquire all of the outstanding stock of AMS for a purchase price of $30.00 per share in cash, without interest (the AMS Merger Consideration), and Merger Sub will merge with and into AMS (the AMS Merger) with AMS continuing as the surviving corporation and an indirect wholly owned subsidiary of Endo. The completion of the AMS Merger is subject to customary conditions, including the approval of AMS’ stockholders, the absence of any material adverse effect on AMS’ business and receiving certain antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The merger is expected to close in the third quarter.

Pursuant to the AMS Merger Agreement, each issued and outstanding share of AMS common stock will be converted into the right to receive the AMS Merger Consideration. Each option to acquire AMS common stock which is vested and exercisable immediately prior to the AMS Merger will be canceled and terminated in exchange for the right to receive the AMS Merger Consideration minus the exercise price per share of the option. All other options will be converted into options to acquire Endo common stock on comparable economic terms and conditions as were applicable to such options immediately prior to the AMS Merger. Each issued and outstanding share of restricted AMS common stock that is subject to vesting restrictions that would vest within one year of the closing of the AMS Merger will be converted into the right to receive the AMS Merger Consideration. All other restricted AMS common stock subject to vesting restrictions will be converted into restricted shares of Endo common stock with comparable economic terms and conditions as were applicable to such restricted AMS shares immediately prior to the AMS Merger.

The AMS Merger Agreement contains customary representations, warranties, termination provisions, and covenants by AMS and Endo. In connection with the Merger, Endo has entered into financing commitments with Morgan Stanley and Bank of America Merrill Lynch. Morgan Stanley and Bank of America Merrill Lynch have also backstopped the Company’s current $500 million revolving credit facility. The Company currently expects to close the transaction with cash on hand, up to $2.4 billion in term loans, and about $700 million in bonds. Between now and closing, however, the Company will continue to explore opportunities to further optimize its capital structure. Funding is contingent on the closing of the Merger and certain other conditions; financing is not a condition to the obligations of Endo or Merger Sub under the terms of the Merger Agreement.

The AMS Merger Agreement may be terminated under certain circumstances, including by Endo (i) if the AMS Board withdraws, fails to reaffirm, or changes its recommendation in support of the AMS Merger or fails to reject certain alternative transaction proposals within specified periods of time, or (ii) if AMS fails to hold a stockholders’ meeting to vote on the AMS Merger or fails to include the AMS Board’s recommendation in support of the AMS Merger in the proxy statement. AMS may terminate the AMS Merger Agreement prior to its adoption by AMS stockholders in the event that AMS receives an unsolicited proposal that AMS concludes, after following certain procedures, is a Superior Proposal (as defined in the AMS Merger Agreement). In each of these cases, AMS may be required to pay Endo a termination fee of $90 million (the Termination Fee). In addition, if either party terminates the AMS Merger Agreement (i) under certain circumstances described in the AMS Merger Agreement and an Acquisition Proposal (as defined in the AMS Merger Agreement) is public at or prior to the time of such termination and (ii) AMS enters into an agreement to consummate, or actually consummates, certain alternative transactions within twelve (12) months after such termination, then AMS may be required to pay Endo up to $45 million of its transaction costs (Endo Transaction Costs) at the time of the termination, and the Termination Fee less the Endo Transaction Costs at the time such agreement is entered into or consummated.

In connection with the Merger, Endo has entered into a commitment (the Commitment Letter) pursuant to which Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. have, among other things, agreed to (i) structure, arrange and syndicate a bridge loan facility to Endo in an aggregate principal amount of $700 million, (ii) arrange a senior secured term loan “A” facility in an aggregate principal amount of $1.5 billion, (iii) arrange a senior secured term loan “B” facility in an aggregate principal amount of $900 million and (iv) arrange a multicurrency revolving credit facility in an initial aggregate principal amount of $500 million (collectively, the Debt Financing). The funding of the Debt Financing is contingent on the closing of the Merger and certain other conditions set forth in the Commitment Letter. The funding of the Debt Financing is not a condition to the obligations of Endo or Merger Sub under the terms of the Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2010 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this Report.

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

We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, and Supprelin® LA. Branded products comprised approximately 67% of our revenues in the three months ended March 31, 2011, with 34% of our revenues coming from Lidoderm®. Our non-branded generic portfolio, which accounted for 24% of revenues in the three months ended March 31, 2011, currently consists of products primarily focused in pain management. We focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Revenue from our devices and services portfolio accounted for the remainder of our revenues for the three months ended March 31, 2011. We generated total revenues of $560.0 million for the three months ended March 31, 2011.

On April 10, 2011, Endo, NIKA Merger Sub, Inc., an indirect wholly owned subsidiary of Endo and AMS entered into the AMS Merger Agreement, which is discussed in further detail in the Liquidity and Capital Resources section below. The merger is expected to close in the third quarter of 2011. AMS is a market leading provider of medical devices and therapies that help restore pelvic health, and is recognized as a technology leader for developing minimally invasive and more cost effective solutions, serving urologists, urogynecologists, and gynecologists.

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

Financial information presented herein reflects the operating results of HealthTronics, Penwest, and Qualitest from January 1, 2011.

We have dedicated sales forces in the United States, consisting of 500 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 83 Endo sales representatives focusing primarily on bladder and prostate cancer products, 35 Endo medical center representatives focusing on the treatment of central precocious puberty and 56 Endo account executives focusing on managed markets customers. We market our branded pharmaceuticals to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Changes in Directors & Officers and Other Related Matters

On March 3, 2011, the Registrant increased the size of its Board of Directors from eight to nine and appointed David B. Nash, M.D., M.B.A. to fill this new vacancy. Dr. Nash is the founding dean of the Jefferson School of Population Health, located on the campus of Thomas Jefferson University in Philadelphia, Pennsylvania, having taken that position in 2008. Previously, Dr. Nash was the Chairman of the Department of Health Policy of the Jefferson Medical College from 2003 to 2008. Dr. Nash is internationally recognized for his work in outcomes management, medical staff development and quality-of-care improvement; his publications have appeared in more than 100 articles in major journals. Dr. Nash serves on the Board of Directors of Humana Inc., one of the nation’s largest publicly traded health and supplemental benefits companies, offering a wide array of health, pharmacy and supplemental benefit plans for employer groups, government programs and individuals, as well as primary and workplace care through its more than 300 medical centers and 240 worksite medical facilities. Dr. Nash also has served as a member of the Board of Trustees of Catholic Healthcare Partners in Cincinnati, Ohio. The Board believes that Dr. Nash brings a unique and value-added set of attributes that enhance the Company’s ability to help people achieve lifelong well-being. Dr. Nash is a widely recognized innovator in an emerging medical discipline that unites population health, health policy, and individual health.

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

The passage of the PPACA and the Reconciliation Act will result in a transformation of the delivery and payment for health care services in the U.S. The combination of these measures will expand health insurance coverage to an estimated 32 million Americans. In addition, there are significant health insurance reforms that are expected to improve patients’ ability to obtain and maintain health insurance. Such measures include: the elimination of lifetime caps; no rescission of policies; and no denial of coverage due to preexisting conditions. The expansion of healthcare insurance and these additional market reforms should result in greater access to the Company’s products.

Our estimate of the overall impact of healthcare reform reflects a number of uncertainties. However, we believe that the 2011 impact to our business will be largely attributable to changes in the Medicare Part D Coverage Gap, Medicaid Fee-For-Service Program and Medicaid Managed Care plans. There are a number of other provisions in the legislation that collectively are expected to have a small impact, including originator average manufacturers’ price (AMP) for new formulations, the expansion of 340B pricing and the revision of the AMP definition (effective October 1, 2010) to remove physician class of trade. In addition, we expect the increase in the minimum Medicaid rebate in 2010 to impact 2011 Managed Care discounts as Managed Care Organizations look to increase their rebates on certain products where possible. These various elements of healthcare reform are expected to adversely impact total revenues by approximately $40 million in 2011 compared to approximately $20 million in 2010.

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

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum amount of acetaminophen in prescription drug products, to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Under additional authority granted to the FDA by the Food and Drug Administration Amendments Act of 2007, the FDA notified holders of approved NDA’s and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to reflect new safety information about acetaminophen and liver toxicity. The FDA also announced that it was asking product sponsors to limit the maximum strength of acetaminophen per unit of the combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those products that contain more than 325 mg of acetaminophen from the market. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet, Endocet and Zydone. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

In January 2011, the Company entered into a Discovery, Development and Commercialization Agreement (the 2011 Orion Agreement) with Orion Corporation (Orion) to exclusively co-develop products for the treatment of certain cancers and solid tumors. In January 2011, Endo exercised its option to obtain a license to jointly develop and commercialize Orion’s Anti-Androgen program focused on castration-resistant prostate cancer, one of Orion’s four contributed research programs, and made a corresponding payment to Orion for $10 million, which was expensed in the first quarter of 2011.

In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In January 2011, we received a complete response letter from the FDA. The FDA issues complete response letters to communicate that its initial review of an NDA or ANDA is complete and that the application cannot be approved in its present form. A complete response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The letter did not require that additional clinical studies be conducted for approval of the NDA. We have begun to address the issue described in the complete response letter and will work closely with the FDA to finalize our response. We are confident that we can address the issue set forth, currently anticipate responding to the FDA by mid-2011 and would expect a six month review cycle once our response is filed.

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

Branded Business Activity

In December 2010, the FDA approved FortestaTM Gel for the treatment of Low T, also known as hypogonadism. Endo introduced FortestaTM Gel in the United States during the first quarter of 2011. As of March 31, 2011, we have deferred the recognition of approximately $9 million of gross sales of FortestaTM Gel.

RESULTS OF OPERATIONS

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired and (6) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, impairment of intangible assets, and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements.

Consolidated Results Review

Revenues. Revenues for the three months ended March 31, 2011 increased 54% to $560.0 million from $364.4 million in the comparable 2010 period. This increase in revenues is primarily driven by organic growth in our branded pharmaceuticals product portfolio, including Lidoderm®, Opana® ER, and Voltaren® Gel, as well as incremental revenues from our 2010 acquisitions, including $50.1 million in revenues from HealthTronics and $106.4 million in revenues from Qualitest, which we acquired during the second and fourth quarters of 2010, respectively. For the three months ended March 31, 2011, sales growth was essentially volume driven, while price fluctuations had no material impact.

The following table displays our revenues by category and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 (dollars in thousands). Certain prior year amounts have been reclassified to conform to the current year presentation:

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
Lidoderm®	$189,725	34	$182,607	50
Opana® ER and Opana®	89,072	16	66,157	18
Voltaren® Gel	31,298	6	20,362	6
Percocet®	26,960	5	28,673	8
Frova®	13,208	2	15,082	4
Supprelin® LA	11,222	2	10,587	3
Other brands	14,029	3	15,068	4

Total brands*	375,514	67	338,536	93
Total generics	134,409	24	25,876	7
Total devices and service revenue	50,103	9	—	—

Total revenues	$560,026	100	$364,412	100

*	– Percentages may not add due to rounding.

Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2011 increased by $7.1 million, or 4%, from the comparable 2010 period. During the first quarter of 2011, the increase in Lidoderm® is primarily attributable to increased volumes compared to the same period in 2010, partially offset by price decreases resulting from higher rebates to managed care organizations.

Opana® ER and Opana®. Net Sales of Opana® ER and Opana® for the three months ended March 31, 2011 increased by $22.9 million, or 35% from the comparable 2010 period. The growth in net sales is primarily attributable to continued prescription and market share growth of the products, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Voltaren® Gel. Net sales of Voltaren® Gel for the three months ended March 31, 2011 increased by $10.9 million or 54% from the comparable 2010 period. The Company launched Voltaren® Gel in March 2008 and we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience.

Percocet®. Net sales of Percocet® for the three months ended March 31, 2011 decreased by $1.7 million, or 6% from the comparable 2010 period. The decrease is primarily attributable to reduced volumes during the first quarter of 2011 as compared to 2010.

Frova®. Net sales of Frova® for the quarter ended March 31, 2011 decreased by $1.9 million or 12% from the comparable 2010 period. The decrease is primarily attributable to reduced volumes during the first quarter of 2011 as compared to 2010.

Supprelin® LA. Net sales of Supprelin® LA for the three months ended March 31, 2011 increased by $0.6 million or 6% from the comparable 2010 period. This increase was driven by volume growth during the first quarter of 2011, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the three months ended March 31, 2011 decreased by $1.0 million from the comparable 2010 period. This decrease is largely attributable to decreased revenues from Vantas® and certain of our other branded products, partially offset by increased revenues from Valstar®.

Generics. Net sales of our generic products for the three months ended March 31, 2011 increased by $108.5 million, or 419% from the comparable 2010 period. This increase was largely attributable to our acquisition of Qualitest on November 30, 2010, which contributed $106.4 million of net sales of generic products during the three months ended March 31, 2011.

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three months ended March 31, 2011 and 2010:

	March 31,
	2011	% of revenues	2010	% of revenues
	(in thousands)
Cost of revenues	$231,558	41%	$94,073	26%
Selling, general and administrative	159,386	28%	133,335	37%
Research and development	42,130	8%	29,168	8%
Acquisition related costs	6,073	1%	1,529	*

Total costs and expenses	$439,147	78%	$258,105	71%

*	– Amount less than 1%.

Cost of Revenues and Gross Margin. Cost of revenues for the three months ended March 31, 2011 increased by $137.5 million or 146%, to $231.6 million from $94.1 million in the comparable 2010 period. This increase was primarily driven by our second half 2010 acquisitions which, on a combined basis, contributed approximately $133.8 million to our cost of revenues during the three months ended March 31, 2011. The remaining $3.7 million of this increase relates to increased sales of our legacy Endo products. Gross profit margins for the three months ended March 31, 2011 and 2010 were 59% and 74%, respectively. The reduction in gross profit margins is primarily due to the acquisitions of HealthTronics and Qualitest, which contributed a lower gross profit margin percentage than Endo’s legacy products. Gross profit margin has also been unfavorably impacted by the increased amortization expense during the three months ended March 31, 2011 compared to the comparable 2010 period as a result of our recent acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2011 increased to $159.4 million from $133.3 million in the comparable 2010 period. The increase in Selling, general and administrative expenses for the three months ended March 31, 2011 compared to 2010 is primarily attributable to increased expenses as a resulting from our second half 2010 acquisitions of $21.6 million as well as $3.5 million of certain costs incurred in connection with continued efforts to enhance the cost structure of the Company.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 increased to $42.1 million from $29.2 million in the comparable 2010 period. This increase was primarily driven by the addition of Qualitest’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, and the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Additionally, during the three months ended March 31, 2011, we incurred $11.0 million in expense related to milestones compared to $3.0 million in the comparable 2010 period.

Acquisition Related Items. Acquisition-related items for the three months ended March 31, 2011 were $6.1 million in expense compared to $1.5 million in expense in the comparable 2010 period. Acquisition-related items for the three months ended March 31, 2011 primarily consisted of transaction fees of $6.8 million, including legal, separation, integration, and other expenses for our recent and pending acquisitions, partially offset by favorable changes in the fair value of the acquisition-related contingent consideration of $0.7 million, which was recorded as a gain. The change in the fair value of the acquisition-related contingent consideration primarily reflects changes of our present value assumptions associated with our valuation models. This compares to $1.5 million in expense in the comparable 2010 period resulting from changes in the fair value of the acquisition-related contingent consideration and other miscellaneous integration costs associated with our 2009 acquisition of Indevus.

Interest Expense, net. The components of interest expense (income), net at March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Interest expense	$18,917	$10,228
Interest income	(127)	(424)

Interest expense, net	$18,790	$9,804

Interest expense for the three months ended March 31, 2011 increased to $18.9 million from $10.2 million in the comparable 2010 period. This increase is primarily due to $11.4 million of interest expense resulting from the $800 million of indebtedness the Company incurred in November of 2010, partially offset by decreases in interest related to our early retirement of both the 2009 Credit Facility and the Non-recourse Notes. Interest income decreased to $0.1 million for the three months ended March 31, 2011 compared to $0.4 million in the comparable 2010 period. This decrease is a result of the fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments.

Other Expense (Income), net. The components of Other expense (income), net at March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Gain on trading securities	$—	$(1,706)
Loss on Auction-Rate Securities Rights	—	1,910
Other	348	(423)

Other expense (income), net	$348	$(219)

During the three months ended March 31, 2010, the value of our trading auction-rate securities increased by $1.7 million. The increases in fair value were more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $1.9 million. On June 30, 2010, our auction-rate securities rights were exercised. Accordingly, the related asset was written off and our auction-rate securities then classified as trading securities were sold.

Income Tax. Income tax for the three months ended March 31, 2011 decreased to $33.4 million from $36.4 million in the comparable 2010 period. This decrease is due to the decrease in our effective income tax rate to 32.9% for the three months ended March 31, 2011 from 37.6% in the comparable 2010 period. The decrease in the effective income tax rate is primarily due to the first quarter 2011 benefit for non-taxable income from noncontrolling interests, the reinstatement of the Research and Development credit by Congress in December 2010, an increase in the Domestic Production Activity deduction during the period ended March 31, 2011, a decrease in the fair value of contingent consideration, which resulted in non-taxable income during the period ended March 31, 2011, partially offset by a first quarter 2011 non-deductible charge resulting from the Branded Prescription drug fee and a charge for transaction costs related to our recent and pending acquisitions.

2011 Outlook. We continue to estimate that our 2011 total revenues will be between $2.35 billion and $2.45 billion. Our estimate is based on the continued growth of both our generic and branded product portfolios, driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel, and by new revenues from launching FortestaTM Gel as well as the full-year effect of our acquisitions of Qualitest and HealthTronics. Cost of revenues as a percent of total revenues is expected to increase when compared to 2010. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with Qualitest and HealthTronics as well as a full year’s change in mix of revenues as a result of the Qualitest, Penwest, and HealthTronics acquisitions. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2011, relative to 2010, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts and forecasted synergies associated with our 2010 acquisitions. Absolute Selling, general and administrative expenses, however, will increase, reflecting the full year effects of our acquisitions. As well, we will continue to provide promotional support behind our key on-market products. Research and development expenses are expected to increase due to the addition of Qualitest’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, as well as the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Of course, there can be no assurance that the Company will achieve these results.

Business Segment Results Review

As a result of our recent acquisitions, the Company realigned its internal management reporting in 2010 to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

The three reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics and (3) Devices and Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals. This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The established products that are included in this operating segment includes Lidoderm®, Opana® ER and Opana®, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, and Valstar®.

Generics. This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our newly acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology and hypertension markets, among others.

Devices and Services. The Devices and Services operating segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the five following business lines: lithotripsy services, prostate treatment services, radiation therapy services, anatomical pathology services, and medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of commercial intangible assets related to marketed products, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.

Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the adjusted income (loss) before income tax of each of our reportable segments to corporate unallocated adjusted income (loss) before income tax.

Endo refers to adjusted income (loss) before income tax in making operating decisions because it believes it provides meaningful supplemental information regarding the Company’s operational performance. For instance, Endo believes that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by Endo in its financial and operational decision-making. In addition, Endo has historically reported similar financial measures to its investors and believes that the inclusion of comparative numbers provides consistency in its financial reporting at this time. Further, Endo believes that adjusted income (loss) before income tax may be useful to investors as it is aware that certain of its significant stockholders utilize adjusted income (loss) before income tax to evaluate its financial performance. Finally, adjusted income (loss) before income tax is utilized in the calculation of adjusted diluted net income per share, which is used by the Compensation Committee of Endo’s Board of Directors in assessing the performance and compensation of substantially all of its employees, including its executive officers.

There are limitations to using financial measures such as adjusted income (loss) before income tax. Other companies in our industry may define adjusted income (loss) before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. GAAP and included in the accompanying Condensed Consolidated Statements of Operations.

Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010
Branded Pharmaceuticals	$375,514	$338,536
Generics	134,409	25,876
Devices and Services	50,103	—

Total revenues	$560,026	$364,412

Branded Pharmaceuticals. Net pharmaceutical product sales during the three months ended March 31, 2011 increased 11% to $375.5 million from $338.5 million in the comparable 2010 period. This increase was primarily driven by increased revenues of Lidoderm®, Opana® ER and Opana® and Voltaren® Gel.

Generics. Net pharmaceutical product sales during the three months ended March 31, 2011 increased 419% to $134.4 million from $25.9 million in the comparable 2010 period. This increase was primarily driven by our acquisition of Qualitest in November 2010, which contributed $106.4 million of net sales to our Generics segment during the three months ended March 31, 2011.

Devices and Services. Revenue during the three months ended March 31, 2011 was $50.1 million. This amount consists entirely of revenues during the three months ended March 31, 2011 from the acquisition of HealthTronics in July 2010.

Adjusted income (loss) before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010
Branded Pharmaceuticals	$193,256	$169,324
Generics	26,387	3,246
Devices and Services	14,441	—
Corporate unallocated	(56,269)	(44,354)

Total consolidated adjusted income before income tax	$177,815	$128,216

Branded Pharmaceuticals. Adjusted income before income tax during the three months ended March 31, 2011 increased 14% to $193.3 million from $169.3 million in the comparable 2010 period. This increase was primarily driven by increased revenues from our Branded Pharmaceuticals segment as well as the decrease in the royalty expense to Penwest from $7.2 million in the first quarter of 2010 to zero in the comparable 2011 period. This royalty was eliminated upon our acquisition of Penwest in the third quarter of 2010.

Generics. Adjusted income before income tax during the three months ended March 31, 2011 increased 713% to $26.4 million from $3.2 million in the comparable 2010 period. This increase was primarily driven by increased revenues from our Generics segment as well as decreased research and development expense as a percentage of sales.

Devices and Services. Adjusted income before income tax during the three months ended March 31, 2011 was $14.4 million. This amount consists entirely of the operating results of HealthTronics, which we acquired in July 2010.

Corporate unallocated. Corporate unallocated adjusted loss before income tax during the three months ended March 31, 2011 increased 27% to $56.3 million from $44.4 million in the comparable 2010 period, which is primarily attributable to the overall growth of our business and the related increase in corporate costs, including an increase in interest expense of $2.6 million, excluding the amortization of deferred financing fees which are not included in adjusted income before tax. Corporate unallocated adjusted loss before income tax as a percent of consolidated total revenues decreased to 10% in the first quarter of 2011 compared to 12% in the first quarter of 2010. These fluctuations were primarily driven by the favorable impact of companywide cost reduction initiatives.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Total consolidated adjusted income before income tax	$177,815	$128,216
Upfront and milestone payments to partners	(11,001)	(3,000)
Acquisition-related items	(6,073)	(1,529)
Cost reduction initiatives	(3,462)	(5,494)
Amortization of commercial intangible assets related to marketed products	(37,211)	(17,217)
Inventory step-up	(13,786)	—
Non-cash interest expense	(4,541)	(4,050)
Other (expense) income	—	(204)

Total consolidated income before income tax	$101,741	$96,722

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $710.0 million at March 31, 2011 compared to $623.7 million at December 31, 2010. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $565.2 million at March 31, 2011 compared to $466.2 million at December 31, 2010. Cash and cash equivalents at March 31, 2011 and December 31, 2010 primarily consisted of bank deposits, time deposits and money market funds.

In 2011, we expect that sales of our currently marketed branded and generic products as well as our devices and services will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital, general corporate expenses, the payment of contractual obligations, including scheduled principal and interest payments on our outstanding borrowings and any regulatory and/or sales milestones that may become due. We intend to obtain additional funding for our pending acquisition of American Medical Systems Holdings, Inc., which is expected to close in the third quarter of 2011.

Beyond 2011, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments of up to approximately $337.3 million in contingent cash consideration payments related to our acquisitions of Indevus and Qualitest, products, product rights, or technologies, the payment of contractual obligations, including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties.

2010 Credit Facility and 2009 Credit Facility. In October 2009, we established a $300 million, three-year senior secured revolving credit facility (the 2009 Credit Facility) with JP Morgan Chase Bank, Barclays Capital and certain other lenders. The 2009 Credit Facility was available for letters of credit, working capital and general corporate purposes. The 2009 Credit Facility also permitted up to $100 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders.

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

7.00% Senior Notes Senior Notes due 2020. On November 23, 2010, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2020 (the Senior Notes).The Senior Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the Senior Notes offering to partially finance the acquisition of Qualitest, and to pay related fees and expenses.

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

16% Non-recourse Notes due 2024. On August 26, 2008, Indevus closed a private placement to institutional investors of $105.0 million in aggregate principal amount of 16% non-convertible, non-recourse, secured promissory notes due 2024 (Non-recourse Notes). The Non-recourse Notes were issued by Ledgemont Royalty Sub LLC (Royalty Sub), which was a wholly-owned subsidiary of Indevus at the time of the Non-recourse Note issuance and subsequently became a wholly-owned subsidiary of the Company upon our acquisition of Indevus. As of the Indevus Acquisition Date, the Company recorded these notes at their fair value of approximately $115.2 million and began amortizing these notes to their face value of $105.0 million at maturity in 2024.

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

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The Non-recourse Notes were redeemed in November 2010.

1.75% Convertible Senior Subordinated Notes due 2015. As discussed in Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Share Repurchase Program. Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, timing and extent of future business development activity, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. Pursuant to the existing share repurchase program, we purchased approximately 0.5 million shares of our common stock during the period ended March 31, 2011 totaling $17.6 million and approximately 1.2 million shares of our common stock during the period ended March 31, 2010 totaling $29.0 million.

Marketable Securities. Beginning in 2008 and continuing through 2011, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. As a result of our auction-rate securities rights agreement with UBS (described in more detail below), we have been able to minimize our credit risk losses. On

June 30, 2010, we were able to exercise our auction-rate securities rights (the Rights), described below, with UBS and liquidate our remaining UBS auction-rate security portfolio at par value. At March 31, 2011, $18.8 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. This policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of March 31, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 5.23% on March 31, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 202 basis points at March 31, 2011 and 218 basis points at December 31, 2010.

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

We did not sell any of our remaining auction-rate securities during the three months ended March 31, 2011. During the three-month period ended March 31, 2010, we sold $32.5 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

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

On November 10, 2008, the Company accepted the UBS Offer, awarding the UBS Entities the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the Eligible Auction-Rate Securities on the Company’s behalf until the expiration date, without prior notification, so long as the Company receives a payment of par value plus any accrued but unpaid dividends or interest upon any sale or disposition. As of June 30, 2010, we exercised the Rights and, on July 1, 2010, received cash for our remaining UBS portfolio at par. Accordingly, as of June 30, 2010, our UBS auction-rate securities were reclassified into a current receivable. The remaining $18.8 million of our auction-rate securities portfolio, at par-value, is not held in a UBS account and therefore was not subject to the UBS Offer.

As of March 31, 2011, the yields on our long-term auction-rate securities ranged from 0.54% to 0.60%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2011, the weighted average yields for our long-term auction-rate securities were 0.57%. Total interest recognized on our auction-rate securities during the three months ended March 31, 2011 and March 31, 2010 was less than $0.1 million and $0.3 million, respectively. The issuers have been making interest payments promptly.

At March 31, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.4 million, representing a 7%, or $1.4 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at March 31, 2011, the resultant discount to the original purchase price or par value would have been $1.1 million and $1.7 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

At March 31, 2011 and December 31, 2010, the fair value of our auction-rate securities rights was zero. The decrease in fair value from December 31, 2009 to March 31, 2010 of $1.9 million was recognized as a charge to earnings and included in Other expense (income), net in the Condensed Consolidated Statements of Operations.

Working Capital. Working capital increased to $710.0 million as of March 31, 2011 from $623.7 million as of December 31, 2010. The components of our working capital as of March 31, 2011 and December 31, 2010 are below:

	March 31, 2011	December 31, 2010
Total current assets	$1,498,174	$1,359,534
Less: Total current liabilities	(788,092)	(735,828)

Working capital	$710,082	$623,706

Working capital increased primarily due to our cash flows from operations which were offset slightly by $17.6 million in share repurchases, $12.6 million in distributions to noncontrolling interests, and $11.7 million in capital expenditures during the three months ended March 31, 2011.

The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three month ended March 31, 2011	Three month ended March 31, 2010
Net cash flow provided by (used in):
Operating activities	$131,058	$109,405
Investing activities	(13,271)	29,310
Financing activities	(18,839)	(27,205)

Net increase in cash and cash equivalents	98,948	111,510
Cash and cash equivalents, beginning of period	466,214	708,462

Cash and cash equivalents, end of period	$565,162	$819,972
Current ratio	1.9:1	2.9:1
Days sales outstanding	46	45

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $131.1 million for the three months ended March 31, 2011 compared to $109.4 million for the three months ended March 31, 2010. Significant components of our operating cash flows for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three month ended March 31, 2011	Three month ended March 31, 2010
Cash Flow Data-Operating Activities:
Consolidated net income	$68,295	$60,355
Depreciation and amortization	47,741	21,521
Stock-based compensation	7,416	3,791
Change in fair value of acquisition-related contingent consideration	(685)	890

	Three month ended March 31, 2011	Three month ended March 31, 2010
Loss on auction-rate securities rights	—	1,910
Unrealized gain on trading securities	—	(1,706)
Changes in assets and liabilities which provided cash:	2,893	11,440
Other, net	5,398	11,204

Net cash provided by operating activities	$131,058	$109,405

The increase in net cash provided by operating activities compared to the prior year was primarily attributable to increased consolidated net income in a period of increasing depreciation, amortization, stock-based compensation, and other costs which do not impact net cash provided by operating activities. This increase was partially offset by a decrease in cash inflows during the first quarter of 2011 from changes in assets and liabilities which provided cash, as compared to the first quarter of 2010.

Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $13.3 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $29.3 million during the same period of 2010. The change is primarily related to the absence of $32.5 million of proceeds from the sale of available-for-sale securities, as well as an additional $9.4 million in capital expenditures in the first quarter of 2011 compared to the comparable 2010 period.

Net Cash Used in Financing Activities. Net cash used in financing activities was $18.8 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $27.2 million during the three months ended March 31, 2010. The decrease to net cash used in financing activities was primarily a result of a $10.9 million increase in cash proceeds from the exercise of stock options and an $11.5 million decrease in stock repurchases during the first quarter of 2011 as compared to the first quarter of 2010. The effects of these differences were partially offset by a $12.6 million increase in distributions to noncontrolling interests and a $4.2 million increase in net principal payments on debt during the first quarter of 2011 compared to the first quarter of 2010.

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

Manufacturing, Supply and Other Service Agreements. We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products, finished goods, and certain services. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, see Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Teikoku Seiyaku Co., Ltd., our sole supplier of Lidoderm®, is located in Southeast Japan. The Company does not currently believe these events will have a material impact on its business, results of operations, financial condition or cash flows in the first quarter of 2011.

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

American Medical Systems Holdings, Inc.

On April 10, 2011, Endo, NIKA Merger Sub, Inc., an indirect wholly owned subsidiary of Endo and AMS entered into the AMS Merger Agreement. Pursuant to the AMS Merger Agreement, Endo will acquire all of the outstanding stock of AMS for a purchase price of $30.00 per share in cash, without interest, and Merger Sub will merge with and into AMS with AMS continuing as the surviving corporation and an indirect wholly owned subsidiary of Endo. The completion of the AMS Merger is subject to customary conditions, including the approval of AMS’ stockholders, the absence of any material adverse effect on AMS’ business and receiving certain antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The merger is expected to close in the third quarter.

Pursuant to the AMS Merger Agreement, each issued and outstanding share of AMS common stock will be converted into the right to receive the AMS Merger Consideration. Each option to acquire AMS common stock which is vested and exercisable immediately prior to the AMS Merger will be canceled and terminated in exchange for the right to receive the AMS Merger Consideration minus the exercise price per share of the option. All other options will be converted into options to acquire Endo common stock on comparable economic terms and conditions as were applicable to such options immediately prior to the AMS Merger. Each issued and outstanding share of restricted AMS common stock that is subject to vesting restrictions that would vest within one year of the closing of the AMS Merger will be converted into the right to receive the AMS Merger Consideration. All other restricted AMS common stock subject to vesting restrictions will be converted into restricted shares of Endo common stock with comparable economic terms and conditions as were applicable to such restricted AMS shares immediately prior to the AMS Merger.

The AMS Merger Agreement contains customary representations, warranties, termination provisions, and covenants by AMS and Endo. In connection with the Merger, Endo has entered into financing commitments with Morgan Stanley and Bank of America Merrill Lynch. Morgan Stanley and Bank of America Merrill Lynch have also backstopped the Company’s current $500 million revolving credit facility. The Company currently expects to close the transaction with cash on hand, up to $2.4 billion in term loans, and about $700 million in bonds. Between now and closing, however, the Company will continue to explore opportunities to further optimize its capital structure. Funding is contingent on the closing of the Merger and certain other conditions; financing is not a condition to the obligations of Endo or Merger Sub under the terms of the Merger Agreement.

In connection with the Merger, Endo has entered into a commitment pursuant to which Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. have, among other things, agreed to (i) structure, arrange and syndicate a bridge loan facility to Endo in an aggregate principal amount of $700 million, (ii) arrange a senior secured term loan “A” facility in an aggregate principal amount of $1.5 billion, (iii) arrange a senior secured term loan “B” facility in an aggregate principal amount of $900 million and (iv) arrange a multicurrency revolving credit facility in an initial aggregate principal amount of $500 million. The funding of the Debt Financing is contingent on the closing of the Merger and certain other conditions set forth in the Commitment Letter. The funding of the Debt Financing is not a condition to the obligations of Endo or Merger Sub under the terms of the Merger Agreement.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into escrow. One of the escrow amounts is for $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

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

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	—	2,023
Deferred income taxes	63,509	4,817	68,326
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(2,183)	$1,253,695

Accounts payable	$27,422	$—	$27,422
Accrued expenses	55,210	1,012	56,222
Deferred income taxes	207,733	(2,758)	204,975
Long-term debt	406,758	—	406,758
Other liabilities	9,370	—	9,370

Total liabilities assumed	$706,493	$(1,746)	$704,747

Net identifiable assets acquired	$549,385	$(437)	$548,948
Goodwill	$219,986	$437	$220,423

Net assets acquired	$769,371	$—	$769,371

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

Total	$618.0	16

In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

Tradename:
Qualitest tradename	$20.0	15

Total	$20.0	15

Total other intangible assets	$836.0	n/a

The fair value of the developed technology assets and in-process research and development assets were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend through the shorter of the patent or estimated useful life of the developed technology or in-process research and development asset. The fair value of the Qualitest Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the Qualitest Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of Qualitest.

The $220.4 million of goodwill was assigned to our Generics segment, which was established in November 2010 pursuant to our acquisition of Qualitest. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $68.3 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $205.0 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $3.2 million of Qualitest acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three months ended March 31, 2011
Investment bank fees, includes Endo and Qualitest	$—
Legal, separation, integration, and other costs	3,241

Total	$3,241

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three months ended March 31, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Three months ended March 31, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$444,811
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$59,784
Basic net income per share	$0.51
Diluted net income per share	$0.51

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

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

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	3,003	30,178
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,571	$179,437

Accounts payable	$229	$—	$229
Income taxes payable	347	(187)	160
Penwest shareholder liability	20,815	(20,815)	—
Accrued expenses	1,455	87	1,542
Deferred income taxes	39,951	379	40,330

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Other liabilities	4,403	118	4,521

Total liabilities assumed	$67,200	$(20,418)	$46,782

Net identifiable assets acquired	$109,666	$22,989	$132,655
Goodwill	$37,952	$1,159	$39,111

Net assets acquired	$147,618	$24,148	$171,766

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

The fair values of the in-process research and development assets and developed technology asset were estimated using an income approach. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with the asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend through the shorter of the patent or estimated useful life of our developed technology or in-process research and development asset.

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

The Company recognized less than $0.1 million of Penwest acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

HealthTronics, Inc.

On July 2, 2010 (the HealthTronics Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of HealthTronics and obtained effective control of HealthTronics. On July 12, 2010, Endo completed its acquisition of HealthTronics for approximately $214.8 million in aggregate cash consideration for 100% of the outstanding shares, at which time

HealthTronics became a wholly-owned subsidiary of the Company. HealthTronics’ shares were purchased at a price of $4.85 per HealthTronics Share. In addition, Endo paid $40 million to retire HealthTronics debt that had been outstanding under its Senior Credit Facility. As a result of the acquisition, the HealthTronics Senior Credit Facility was terminated.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	277	33,388
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	3,676	47,413
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	7,258	73,124
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$11,211	$215,200

Accounts payable	$3,084	$—	$3,084
Accrued expenses	11,551	8,959	20,510
Deferred income taxes	20,377	3,188	23,565
Long-term debt	44,751	(1,291)	43,460
Other liabilities	1,434	351	1,785

Total liabilities assumed	$81,197	$11,207	$92,404

Net identifiable assets acquired	$122,792	$4	$122,796
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$3,104	$155,274

Net assets acquired	$214,843	$—	$214,843

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract	12.2	n/a

Total	$73.1	n/a

The fair value of the developed technology asset was estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the patent life of the purchased technology. The fair value of the HealthTronics Tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the HealthTronics Tradename. Thus, we derived the hypothetical royalty income from the projected revenues of HealthTronics’ services.

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

The $155.3 million of goodwill was assigned to our Devices and Services segment, which was established in July 2010 pursuant to our acquisition of HealthTronics. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $47.4 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. Deferred tax liabilities of $23.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.4 million of HealthTronics acquisition-related costs that were expensed for the three months ended March 31, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three months ended March 31, 2011
Investment bank fees, includes Endo and HealthTronics	$—
Legal, separation, integration, and other costs	1,350

Total	$1,350

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the three months ended March 31, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Three months ended March 31, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$412,801
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$61,708
Basic net income per share	$0.53
Diluted net income per share	$0.52

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HealthTronics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

Acquisition-Related Contingent Consideration

As of March 31, 2011 and December 31, 2010, the fair value of the contingent consideration is $16.2 million and $7.1 million, respectively. The material components of this obligation are discussed below.

Indevus

On February 23, 2009 (the Indevus Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of Indevus. Through purchases in subsequent offer periods, the exercise of a top-up option and a subsequent merger, the Company completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments related to potential future regulatory and commercial milestones related to AveedTM (the AveedTM Contingent Cash Consideration Agreement) and the octreotide NDA for the treatment of acromegaly (the Octreotide Contingent Cash Consideration Agreement). Additionally, upon the acquisition of Indevus, the Company assumed a pre-existing contingent consideration obligation relating to Indevus’ acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration Agreement), which could entitle former Valera shareholders to receive consideration from the Company upon FDA approval of the octreotide implant for the treatment for acromegaly.

The key terms and fair values of these three contingent consideration agreements (collectively, the Indevus Contingent Consideration Agreements) are as follows:

•

AveedTM Contingent Consideration – In the event that the Company receives an approval letter from the FDA with respect to the AveedTM NDA on or before the third anniversary of the time at which we purchased the Indevus shares in the Offer, then the Company will (1) pay an additional $2.00 per Indevus share to the former stockholders of Indevus if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that does not contain a “boxed warning” (AveedTM With Label) or alternatively, (2) pay an additional $1.00 per Indevus share, if such approval letter grants the right to market and sell AveedTM immediately and provides labeling for AveedTM that contains a “boxed warning” (AveedTM Without Label). In the event that either an AveedTM With Label approval or an AveedTM Without Label approval has not been obtained prior to the third anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders will not receive, any payments under the AveedTM Contingent Cash Consideration Agreement.

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

The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM

Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be $133.1 million on the Indevus Acquisition Date, $7.2 million at March 31, 2011, and $7.1 million at December 31, 2010.

•

Octreotide Contingent Consideration – In the event that an approval letter from the FDA is received with respect to an octreotide NDA (such approval letter, the Octreotide Approval) on or before the fourth anniversary of the closing of the Offer, then the Company will pay an additional $1.00 per Indevus share to the former stockholders of Indevus (such payment, the Octreotide Contingent Cash Consideration Payment). In the event that an Octreotide Approval has not been obtained prior to the fourth anniversary of the closing of the Offer, then the Company will not pay, and the former Indevus stockholders shall not receive, the Octreotide Contingent Cash Consideration Payment.

The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) Octreotide Approval on or before the fourth anniversary of the closing of the Offer or (2) no Octreotide Approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be $39.8 million on the Indevus Acquisition Date and zero at both March 31, 2011 and December 31, 2010.

•

Valera Contingent Consideration – In connection with our acquisition of Indevus, the Company assumed Indevus’ pre-existing contingent obligations under the Valera Contingent Consideration Agreement, which was consummated on April 18, 2007. Prior to our acquisition of Indevus, the Valera Contingent Consideration Agreement entitled former Valera shareholders to receive additional Indevus shares based on an agreed upon conversion factor if FDA approval of the octreotide implant for the treatment for acromegaly was achieved on or before April 18, 2012 (Valera Triggering Event). Concurrently with Endo’s acquisition of Indevus, each Valera shareholder’s right to receive additional Indevus shares was converted into the right to receive, upon the occurrence of the Valera Triggering Event, the following amounts for each Indevus share that such former Valera shareholder would have received upon the occurrence of the Valera Triggering Event, if not for Endo’s acquisition of Indevus: (1) $4.50 plus (2) contractual rights to receive up to an additional $3.00 in contingent cash consideration payments under the AveedTM Contingent Cash Consideration Agreement and the Octreotide Contingent Cash Consideration Agreement.

The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be $13.7 million on the Indevus Acquisition Date and zero at both March 31, 2011 and December 31, 2010.

These amounts reflect management’s current assessment of the probability of that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filing and FDA approval of octreotide for the treatment of acromegaly. Future changes in any of our assumptions could result in further volatility to the estimated fair value of the acquisition-related contingent consideration. Such additional changes to fair value could materially impact our results of operations in future periods.

At March 31, 2010, the aggregate fair value of the three Indevus Contingent Consideration Agreements increased from $7.1 million at December 31, 2010 to $7.2 million at March 31, 2011. This increase primarily reflects changes of our present value assumptions associated with our valuation model. The increase in the liability was recorded as a loss and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under any of the Indevus Contingent Consideration Agreements.

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $9.0 million on the Qualitest Acquisition Date and December 31, 2010 and was determined to be $8.2 million at March 31, 2011.

The decrease from December 31, 2010 to March 31, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the Teva Agreement.

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

Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, impairment of intangible assets, separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our net pharmaceutical product sales are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.

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

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued additional Accounting Standards Update (ASU) 2010-29 on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information in which comparative financial statements are presented. It is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued additional ASU 2010-28 on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $11 million in 2011, which will be charged as an operating expense ratably throughout 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011. Our exposures to market risk have not changed materially since December 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

The Company acquired HealthTronics, Inc., Penwest Pharmaceuticals Co., and Generics International (US Parent), Inc. (Qualitest) on July 2, 2010, September 20, 2010, and November 30, 2010, respectively. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates. As such, there have been changes during the three months ended March 31, 2011 associated with the continued establishment and implementation of internal control over financial reporting with respect to these acquired companies.

There were no other changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: April 29, 2011

Exhibit Index

Exhibit No.	Title

10.104

Agreement and Plan of Merger, among Endo Pharmaceuticals Holdings Inc., NIKA Merger Sub, Inc. and

American Medical Systems Holdings, Inc., dated as of April 10, 2011 (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K date April 15, 2011)

10.105

Commitment Letter to Endo Pharmaceutical Holdings, Inc., from Morgan Stanley Senior Funding, Inc., Merrill

Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., dated April 10, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 15, 2011)

10.106	Form of Amended and Restated Performance Award Agreement under the 2007 Stock Incentive Plan

10.107	Form of Performance Award Agreement under the 2010 Stock Incentive Plan

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Endo Pharmaceuticals Holdings Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 29, 2011, formatted in Extensive Business Reporting Language (XBRL), tagged as blocks of text: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.