Form 10-Q
period 2011-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2011-08-09
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of July 27, 2011: 116,587,834

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “will,” “may” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and as otherwise enumerated herein or therein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in our Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements in our Annual Report on Form 10-K include those factors described herein under the caption “Risk Factors” and in documents incorporated by reference, including, among others:

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	government regulation of the pharmaceutical industry and the effect of healthcare reform on our business;

•	competition for the business of our branded and generic pharmaceuticals, our devices and services, and our acquisition of rights to intellectual property assets;

•	our ability to sustain our sales and profit on generic pharmaceutical products over time;

•	our ability to maintain our manufacturing facilities in compliance with regulatory requirements;

•	market acceptance of our future products;

•	our dependence on a small number of branded pharmaceuticals products with time-limited exclusivity rights;

•	our dependence on outside manufacturers for the manufacture of most of our branded pharmaceuticals products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have the right to be indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

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

•

our ability to successfully integrate Generics International (US Parent), Inc., or Qualitest, and American Medical Systems Holdings, Inc. or AMS, and realize all anticipated benefits of our acquisitions, including the projected synergies of these acquisitions;

•	HealthTronics, Inc.’s or HealthTronics’ and AMS’s ability to establish or maintain relationships with physicians and hospitals;

•	HealthTronics’ ability to comply with special risks and requirements related to its medical products manufacturing business;

•	the risks associated with AMS’s reliance on single- or sole-source suppliers for certain raw materials and certain components used in its products; and

•	the risks associated with our international operations.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$621,869	$466,214
Marketable securities	71,003	—
Accounts receivable, net	654,056	547,807
Inventories, net	303,658	178,805
Prepaid expenses and other current assets	34,191	22,841
Income taxes receivable	33,583	3,143
Deferred income taxes	175,274	140,724

Total current assets	1,893,634	1,359,534
MARKETABLE SECURITIES	21,205	23,509
PROPERTY, PLANT AND EQUIPMENT, NET	271,833	215,295
GOODWILL	2,474,669	715,005
OTHER INTANGIBLES, NET	2,837,928	1,531,760
OTHER ASSETS	143,553	67,286

TOTAL ASSETS	$7,642,822	$3,912,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$273,962	$241,114
Accrued expenses	557,061	469,721
Current portion of long-term debt, net	601,498	24,993
Acquisition-related contingent consideration	6,743	—

Total current liabilities	1,439,264	735,828
DEFERRED INCOME TAXES	748,215	217,334
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,490	16,050
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,428,675	1,045,801
OTHER LIABILITIES	91,144	94,047
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 137,935,436 and 136,309,917 shares issued; 116,757,314 and 116,057,895 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1,377	1,363
Additional paid-in capital	916,146	860,882
Retained earnings	1,474,667	1,364,297
Accumulated other comprehensive loss	(1,543)	(1,161)
Treasury stock, 21,178,122 and 20,252,022 shares at June 30, 2011 and December 31, 2010, respectively	(518,491)	(483,790)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,872,156	1,741,591
Noncontrolling interests	60,878	61,738

Total stockholders’ equity	1,933,034	1,803,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,642,822	$3,912,389

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Net pharmaceutical product sales	$527,563	$394,121	$1,033,347	$754,470
Device, service and other revenues	80,048	2,403	134,290	6,466

TOTAL REVENUES	607,611	396,524	1,167,637	760,936

COSTS AND EXPENSES:
Cost of revenues	236,697	107,216	468,255	201,289
Selling, general and administrative	178,133	133,251	337,519	266,586
Research and development	40,840	44,656	82,970	73,824
Acquisition-related items	17,626	4,796	23,699	6,325
Impairment of other intangible assets	—	13,000	—	13,000

OPERATING INCOME	134,315	93,605	255,194	199,912

INTEREST EXPENSE, NET	25,560	9,984	44,350	19,788
LOSS ON EXTINGUISHMENT OF DEBT, NET	8,548	—	8,548	—
OTHER (INCOME) EXPENSE, NET	(125)	(201)	223	(420)

INCOME BEFORE INCOME TAX	100,332	83,822	202,073	180,544

INCOME TAX	32,780	32,362	66,226	68,729

CONSOLIDATED NET INCOME	67,552	51,460	135,847	111,815

Less: Net income attributable to noncontrolling interests	12,969	—	25,477	—

NET INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$54,583	$51,460	$110,370	$111,815

NET INCOME PER SHARE:
Basic	$0.47	$0.44	$0.95	$0.96
Diluted	$0.44	$0.44	$0.91	$0.95
WEIGHTED AVERAGE SHARES:
Basic	116,663	116,060	116,509	116,704
Diluted	122,686	116,660	121,724	117,346

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net income	$135,847	$111,815
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	97,739	42,955
Stock-based compensation	18,772	10,391
Amortization of debt issuance costs and premium / discount	14,345	11,564
Selling, general and administrative expenses paid in shares of common stock	129	110
Deferred income taxes	7,708	988
(Gain) loss on disposal of property, plant and equipment	211	18
Change in fair value of acquisition-related contingent consideration	(7,230)	1,120
Loss on extinguishment of debt	8,548	—
Loss on auction-rate securities rights	—	15,659
Unrealized gain on trading securities	—	(15,420)
Impairment of other indefinite lived intangibles	—	13,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(31,093)	(30,860)
Inventories	(49,202)	(387)
Prepaid and other assets	(2,393)	(2,601)
Accounts payable	11,954	3,072
Accrued expenses	38,027	27,542
Other liabilities	(9,775)	(329)
Income taxes payable/receivable	(19,274)	(12,281)

Net cash provided by operating activities	214,313	176,356

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(23,905)	(6,166)
Proceeds from sale of property, plant and equipment, net	581	—
Proceeds from sales of available-for-sale securities	—	161,775
Acquisitions, net of cash acquired	(2,342,556)	—
Other investments	—	(824)
Payment on contingent consideration	(414)	—
License fees	(2,300)	—

Net cash (used in) provided by investing activities	(2,368,594)	154,785

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(172)
Tax benefits of stock awards	5,067	452
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	20,328	2,452
Proceeds from issuance of 2019 and 2022 Notes	900,000	—
Purchase of common stock	(34,701)	(50,064)
Proceeds from issuance of Term Loans	2,200,000	—
Principal payments on Term Loan	(400,000)	—
Payment on AMS Convertible Notes	(273,165)	—
Deferred financing fees	(81,753)	—
Distributions to noncontrolling interests	(25,813)	—
Buy-out of noncontrolling interests, net of contributions	(524)	—
Proceeds from other debt, net	393	—

Net cash provided by (used in) financing activities	2,309,832	(47,332)

Effect of foreign exchange rate	104	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	155,655	283,809
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	466,214	708,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$621,869	$992,271

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$24,768	$9,012
Cash paid for income taxes	$80,460	$79,701
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$127	$—
Accrual for purchases of property, plant and equipment	$2,959	$2,238

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

On June 17, 2011, the Company acquired AMS, a worldwide developer and provider of technology solutions to physicians treating men’s and women’s pelvic health conditions. In November 2010, the Company acquired Qualitest, a United States based privately-held generics company. In September 2010, the Company acquired its partner on Opana® ER, Penwest, a drug delivery company focused on applying its drug delivery technologies and drug formulation expertise to the formulation of its collaborators’ product candidates under licensing collaborations. In July 2010, the Company acquired HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The condensed consolidated results of operations presented herein reflect the operating results of AMS from and including June 18, 2011 and of Qualitest, Penwest, and HealthTronics from January 1, 2011. Additionally, all of the assets acquired and liabilities assumed in connection with the AMS, Qualitest, Penwest, and HealthTronics acquisitions are recorded at their respective fair values and are included in the accompanying Condensed Consolidated Financial Statements as of June 30, 2011.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29 on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information in which comparative financial statements are presented. It is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The provisions of this ASU have been incorporated into this filing for our 2011 acquisitions.

In December 2010, the FASB issued ASU 2010-28 on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $15 million in 2011, which will be charged as an operating expense ratably throughout 2011.

In May 2011, the FASB issued ASU 2011-04 on fair value disclosures. This guidance amends certain accounting and disclosure requirements related to fair value measurements. It is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating ASU 2011-04 but we do not expect the impact of adoption to be material.

In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

NOTE 3. FAIR VALUE MEASUREMENTS

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities rights, equity and cost method investments, accounts payable, acquisition-related contingent consideration, our debt obligations, and derivative instruments. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Commercial paper	71,003	71,003	—	—
Long-term assets:
Auction-rate securities	17,505	17,505	17,332	17,332
Equity securities	3,700	3,700	6,177	6,177
Equity and cost method investments	38,503	n/a	34,677	n/a

	$130,711		$58,186

Current liabilities:
Acquisition-related contingent consideration – short-term	6,743	6,743	—	—
Current portion of 1.75% Convertible Senior Subordinated Notes Due 2015	288,856	322,211	—	—
Current portion of Term Loan Facility Due 2015	—	—	22,500	22,500
Current portion of Term Loan A Facility Due 2016	56,250	56,250	—	—
Current portion of Term Loan B Facility Due 2018	7,000	7,000	—	—
3.25% AMS Convertible Notes due 2036	94,960	94,960	—	—
4.00% AMS Convertible Notes due 2041	151,887	151,887	—	—
Current portion of other long-term debt	2,545	2,545	2,493	2,493
Derivative instruments	3,315	3,315	—	—
Long-term liabilities:
Acquisition-related contingent consideration – long-term	2,490	2,490	16,050	16,050
1.75% Convertible Senior Subordinated Notes Due 2015, less current portion, net	—	—	278,922	324,257
Term Loan Facility Due 2015, less current portion	—	—	377,500	380,038
Term Loan A Facility Due 2016, less current portion	1,443,750	1,434,600	—	—
Term Loan B Facility Due 2018, less current portion	693,000	696,430	—	—
7.00% Senior Notes Due 2019	500,000	507,935	—	—
7.00% Senior Notes Due 2020, net	388,921	403,084	386,716	403,308
7.25% Senior Notes Due 2022	400,000	402,896	—	—
Other long-term debt, less current portion	3,004	3,004	2,663	2,663
Minimum Voltaren® Gel royalties due to Novartis	25,837	25,837	38,922	38,922

	$4,068,558	$4,121,187	$1,125,766	$1,190,231

Commercial paper has a maturity of eight months or less and is held with a highly rated financial institution. Commercial paper is carried at amortized cost, which is a reasonable approximation of fair value. Equity securities consist of publicly traded common stock, the value of which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets.

The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of contingent cash consideration related to the November 2010 acquisition of Qualitest. The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is discussed in more detail below.

The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of

32% at June 30, 2011 and 33% at December 31, 2010 that were based on historic volatility of the Company’s common stock and other factors. The fair values of our Term Loan Facilities and 2019, 2020, and 2022 Notes were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions. The 3.25% AMS Convertible Notes due 2036 (the 2036 Notes) and the 4.00% AMS Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes) were acquired from AMS on June 17, 2011 and, in accordance with the accounting guidance for business combinations, were required to be measured at fair value. In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. Therefore, the carrying amount and fair value of the 2036 Notes of $95.0 million was determined based on the amount of principal outstanding of $61.0 million and the stated conversion premium of 1.5571. The carrying amount and fair value of the 2041 Notes of $151.9 million was determined based on the amount of principal outstanding of $89.7 million and the stated conversion premium of 1.6940. Substantially all of the AMS Notes not yet redeemed as of June 30, 2011 are expected to be redeemed during the third quarter of 2011.

The total fair value of various foreign exchange forward contracts as of June 30, 2011 includes liabilities of $3.3 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs. Refer to Note 16 for more information regarding our derivative instruments.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at June 30, 2011 and December 31, 2010 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2011 and December 31, 2010.

The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of our equity or cost method investments at June 30, 2011.

As of June 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2011:
Assets:
Money market funds	$111,247	$—	$—	$111,247
Equity securities	3,700	—	—	3,700
Commercial paper	—	71,003	—	71,003
Auction-rate securities	—	—	17,505	17,505

Total	$114,947	$71,003	$17,505	$203,455

Liabilities:
Derivative instruments	—	3,315	—	3,315
Acquisition-related contingent consideration – short-term	—	—	6,743	6,743
Acquisition-related contingent consideration – long-term	—	—	2,490	2,490

Total	$—	$3,315	$9,233	$12,548

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010
Assets:
Money market funds	149,318	—	—	149,318
Equity securities	6,177	—	—	6,177
Auction-rate securities	—	—	17,332	17,332

Total	$155,495	$—	$17,332	$172,827

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	16,050	16,050

Total	$—	$—	$16,050	$16,050

Commercial paper is carried at amortized cost, which is a reasonable approximation of fair value, and has therefore been classified as Level 2. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy.

Overview of Auction-Rate Securities

Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. Auctions are successful when the supply and demand of securities are in balance. Financial institutions brokering the auctions would also participate in the auctions to balance the supply and demand. Beginning in the second half of 2007, auctions began to fail for specific securities and in mid-February 2008 auction failures became common, prompting market participants, including financial institutions, to cease or limit their exposure to the auction-rate market. Given the current negative liquidity conditions in the global credit markets, the auction-rate securities market became inactive. Consequently, our auction-rate securities are currently illiquid through the normal auction process. As a result of the inactivity in the market, quoted market prices and other observable data are not available or their utility is limited.

At June 30, 2011, the Company determined that the market for its auction-rate securities was still inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions – to the extent they exist – vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Our auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of AAA as of June 30, 2011 and December 31, 2010. The issuers have been making interest payments promptly.

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

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. Subsequent changes to the fair value of these trading securities resulted in $13.7 million and $15.4 million, respectively, of income during the three and six months ended June 30, 2010 recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

As a result of our fair value election for the Rights, the fair value of the Rights was re-measured each reporting period with the corresponding changes in fair value reported in earnings. In June 2010, the Rights were exercised and all Eligible Auction-Rate Securities were sold at par. Accordingly, the Rights were written off in their entirety.

At June 30, 2011 and December 31, 2010, the fair value of the Rights was zero. Accordingly, the decrease in fair value for the three and six months ended June 30, 2010 of $13.8 million and $15.7 million, respectively, was recognized as a charge to earnings and included in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of June 30, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 4.78% on June 30, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 185 basis points at June 30, 2011 and 218 basis points at December 31, 2010.

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

At June 30, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.5 million, representing a 7%, or $1.3 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at June 30, 2011 and December 31, 2010 were reduced by approximately $1.3 million and $1.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as of December 31, 2010 as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.2 million gain and a $0.4 million loss in Stockholders’ equity in Accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

Valuation of the Auction-Rate Securities Rights

Until the Rights were exercised and all UBS securities were sold on June 30, 2010, the Company valued the Rights using an income approach (present value technique) that maximized the use of observable market inputs. Specifically, the Company used the discount rate adjustment technique to determine an indication of fair value.

Overview of Acquisition-Related Contingent Consideration

At June 30, 2011 and December 31, 2010, the fair value of the contingent consideration is $9.2 million and $16.1 million, respectively. The material components of this obligation are discussed below.

Indevus

On February 23, 2009 (the Indevus Acquisition Date), the Company completed its initial tender offer for all outstanding shares of common stock of Indevus and completed its acquisition of Indevus on March 23, 2009, at which time Indevus became a wholly-owned subsidiary of the Company. The Indevus Shares were purchased at a price of $4.50 per Indevus Share, net to the seller in cash, plus contractual rights to receive up to an additional $3.00 per Indevus Share in contingent cash consideration payments related to potential future regulatory and commercial milestones related to AveedTM (the AveedTM Contingent Cash Consideration Agreement) and the octreotide NDA for the treatment of acromegaly (the Octreotide Contingent Cash Consideration Agreement). Additionally, upon the acquisition of Indevus, the Company assumed a pre-existing contingent consideration obligation relating to Indevus’ acquisition of Valera Pharmaceuticals, Inc. (the Valera Contingent Consideration Agreement), which could entitle former Valera shareholders to receive consideration from the Company upon U.S. Food and Drug Administration (FDA) approval of the octreotide implant for the treatment for acromegaly.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).

Valuation of the Acquisition-Related Contingent Consideration

Indevus

The Indevus Contingent Consideration Agreements were measured and recognized at fair value upon the Indevus Acquisition Date and are required to be re-measured on a recurring basis, with changes to fair value recorded in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations. The fair values were determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The valuation of each Indevus Contingent Consideration Agreement is described in further detail below:

•

AveedTM Contingent Consideration – The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be zero at June 30, 2011, $7.1 million at December 31, 2010 and $133.1 million on the Indevus Acquisition Date.

•

Octreotide Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) approval of octreotide on or before the fourth anniversary of the closing of the Offer or (2) no octreotide approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be zero at both June 30, 2011 and December 31, 2010 and $39.8 million on the Indevus Acquisition Date.

•

Valera Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be zero at both June 30, 2011 and December 31, 2010 and $13.7 million on the Indevus Acquisition Date.

At June 30, 2011, the aggregate fair value of the three Indevus Contingent Consideration Agreements decreased from $7.1 million at December 31, 2010 to zero at June 30, 2011. This decrease primarily reflects management’s current assessment of the probability that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filings and FDA approvals of AveedTM. The decrease in the liability was recorded as a gain and was included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.8 million at June 30, 2011 and $9.0 million at December 31, 2010 and the Qualitest Acquisition Date, respectively.

The decrease from December 31, 2010 to June 30, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at April 1, 2011	$17,409
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	96

Balance at June 30, 2011	$17,505

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at April 1, 2011	$(16,192)
Amounts (acquired) sold / (issued) settled, net	414
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	6,545

Balance at June 30, 2011	$(9,233)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at April 1, 2010	$186,851	$13,749	$200,600
Securities sold or redeemed	(182,850)	—	(182,850)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	13,714	(13,749)	(35)
Unrealized gain included in other comprehensive loss	(20)	—	(20)

Balance at June 30, 2010	$17,695	$—	$17,695

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at April 1, 2010	$(59,360)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(230)

Balance at June 30, 2010	$(59,590)

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at January 1, 2011	$17,332
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	173

Balance at June 30, 2011	$17,505

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2011	$(16,050)
Amounts (acquired) sold / (issued) settled, net	(413)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	7,230

Balance at June 30, 2011	$(9,233)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(205,050)	—	(205,050)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	15,420	(15,659)	(239)
Unrealized gain included in other comprehensive loss	(9)	—	(9)

Balance at June 30, 2010	$17,695	$—	$17,695

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(1,120)

Balance at June 30, 2010	$(59,590)

At June 30, 2011 and December 31, 2010, the respective fair values of the Company’s trading securities were zero. The following is a summary of available-for-sale securities held by the Company as of June 30, 2011 and December 31, 2010 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2011:
Money market funds	$111,247	$—	$—	$111,247

Total included in cash and cash equivalents	$111,247	$—	$—	$111,247

Commercial paper	71,003	—	—	71,003

Total other short-term available-for-sale securities	$71,003	$—	$—	$71,003

Auction-rate securities	18,800	—	(1,295)	17,505
Equity securities	5,564	—	(1,864)	3,700

Long-term available-for-sale securities	$24,364	$—	$(3,159)	$21,205

Total available-for-sale securities	$206,614	$—	$(3,159)	$203,455

December 31, 2010:
Money market funds	$149,318	$—	$—	$149,318

Total included in cash and cash equivalents	$149,318	$—	$—	$149,318

Auction-rate securities	18,800	—	(1,468)	17,332
Equity securities	5,564	613	—	6,177

Long-term available-for-sale securities	$24,364	$613	$(1,468)	$23,509

Total available-for-sale securities	$173,682	$613	$(1,468)	$172,827

As previously discussed, the Company has determined that the gross unrealized losses associated with the auction-rate securities are not other-than-temporary. The Company also reviewed the gross unrealized losses associated with our equity securities as of June 30, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time we believe will be sufficient to recover such losses.

We did not sell any of our remaining auction-rate securities during the three or six months ended June 30, 2011. During the six-month period ended June 30, 2010, we sold $230.3 million of auction-rate securities at par value. During the three-month period ended June 30, 2010, we sold $197.9 million of auction-rate securities at par value. There were no realized holding gains and losses resulting from the sales of our auction rate securities during the periods ended June 30, 2011 and 2010. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

As of June 30, 2011, the yields on our long-term auction-rate securities ranged from 0.26% to 0.30%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of June 30, 2011, the weighted average yield for our long-term auction-rate securities was 0.28%. Total interest recognized on our auction-rate securities during the six months ended June 30, 2011 and 2010 was less than $0.1 million and $0.6 million, respectively. The issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$71,003	$71,003	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,505	18,800	17,332
Equity securities	5,564	3,700	5,564	6,177

Total	$95,367	$92,208	$24,364	$23,509

NOTE 4. INVENTORIES

Inventories are comprised of the following at June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$87,560	$45,957
Work-in-process	63,033	34,208
Finished goods	153,065	98,640

Total	$303,658	$178,805

Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets for any of the periods presented and therefore has not been separately disclosed.

NOTE 5. ACQUISITIONS

AMS

On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $71.6 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned subsidiary of the Company. AMS’ shares were purchased at a price of $30.00 per share.

AMS is a worldwide developer and provider of technology solutions to physicians treating men’s and women’s pelvic health conditions. The AMS business and applicable services include:

Men’s Health.

AMS supplies surgical solutions for the treatment of male urinary incontinence, the involuntary release of urine from the body. The fully implantable AMS 800® system includes an inflatable urethral cuff to restrict flow through the urethra and a control pump that allows the patient to discreetly open the cuff when he wishes to urinate. Since 2000, AMS has also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence, and in 2007, AMS released the AdVance® sling system for the treatment of mild to moderate stress urinary incontinence. AMS also offers the UroLume® endoprosthesis stent as a less invasive procedure for patients who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures.

AMS also supplies penile implants to treat erectile dysfunction, the inability to achieve or maintain an erection sufficient for sexual intercourse, with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS. AMS has refined its implants over the years with improvements to the AMS 700® series of inflatable prostheses, including the AMS 700 LGX® and the MS Pump®. Another key factor that distinguishes AMS’s products is the use of the InhibiZone® antibiotic coating, which received FDA approval in July 2009 for our product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections.

Women’s Health.

AMS offers a broad range of systems, led by Monarc® and MiniArc®, to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. Monarc® incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. AMS’s MiniArc® Single-Incision Sling for stress incontinence was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis. In 2010, AMS launched the MiniArc PreciseTM, which is designed to enhance the ease and accuracy of placement of the MiniArc® device.

AMS also offers solutions for pelvic floor prolapse and other pelvic floor disorders, which may be caused by pregnancy, labor, and childbirth. In 2008, AMS introduced the Elevate® transvaginal pelvic floor repair system, with no external incisions. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision. The posterior system was launched in 2008 and the anterior system was launched in 2009.

BPH Therapy.

AMS’s products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of benign prostatic hyperplasia (BPH) or bulbar urethral strictures. AMS offers men experiencing a physical obstruction of the prostatic urethra an alternative to a transurethral resection of the prostate (TURP), with the GreenLightTM photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with TURP. AMS’s GreenLightTM XPS and MoXyTM Liquid Cooled Fiber provide shorter treatment times with similar long-term results compared to other laser systems. The GreenLightTM laser system offers an optimal laser beam that balances vaporization of tissue with coagulation to prevent blood loss and providing enhanced surgical control compared to other laser systems. AMS also offers the StoneLight® laser and SureFlexTM fiber optics for the treatment of urinary stones. StoneLight® is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlexTM fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.

AMS’s TherMatrx® product is designed for those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired. It is a less-invasive tissue ablation technique that can be performed in a physician’s office using microwave energy delivered to the prostate.

The acquisition of AMS provides Endo scale in its Devices and Services business segment, and the combination of AMS with Endo’s existing platform will provide additional cost-effective solutions across the entire urology spectrum.

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2011 reflects the acquisition of AMS.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

June 17, 2011
Cash and cash equivalents	$47,289
Commercial paper	71,000
Accounts receivable	73,868
Other receivables	791
Inventories	75,525
Prepaid expenses and other current assets	7,133
Income taxes receivable	11,179
Deferred income taxes	15,360
Property and equipment	57,372
Other intangible assets	1,390,000
Other assets	4,581

Total identifiable assets	$1,754,098

Accounts payable	$9,437

June 17, 2011
Accrued expenses	45,648
Deferred income taxes	507,019
Long-term debt	520,012
Other liabilities	23,578

Total liabilities assumed	$1,105,694

Net identifiable assets acquired	$648,404
Goodwill	$1,752,427

Net assets acquired	$2,400,831

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets, property and equipment, contingent assets and liabilities, and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the AMS Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	49.0	15
BPH	26.0	13

Total	$172.0	16

Developed Technology:
Men’s Health	$690.0	18
Women’s Health	230.0	9
BPH	161.0	18

Total	$1,081.0	16

In Process Research & Development:
Oracle	$22.0	n/a
Genesis	14.0	n/a
TOPAS	8.0	n/a
Other	22.0	n/a

Total	$66.0	n/a

Tradename:
AMS	$59.0	n/a
GreenLight	12.0	15

Total	$71.0	n/a

Total other intangible assets	$1,390.0	n/a

The fair value of the developed technology, in-process research and development and customer relationship assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

The fair value of the AMS and GreenLight tradenames were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the AMS or GreenLight tradename. Thus, we derived the hypothetical royalty income from the projected revenues of AMS and GreenLight products, respectively. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

The $1,752.4 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $13.2 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $15.4 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $507.0 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $21.1 million and $23.3 million of AMS acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$16,070	$16,070
Legal, separation, integration, and other costs	5,058	7,194

Total	$21,128	$23,264

The amounts of revenue and net income of AMS included in the Company’s Condensed Consolidated Statements of Operations from and including June 18, 2011 to June 30, 2011 are as follows (in thousands, except per share data):

Revenue and Income included in the Condensed Consolidated Statements of Operations from and including June 18, 2011 to June 30, 2011
Revenue	$26,812
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$2,094
Basic net income per share	$0.02
Diluted net income per share	$0.02

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2010 for the three and six months ended June 30, 2011 and 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2011	Six months ended June 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$705,119	$1,406,013
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$14,810	$89,740
Basic net income per share	$0.13	$0.77
Diluted net income per share	$0.12	$0.74

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$532,939	$1,032,585
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$26,925	$56,385
Basic net income per share	$0.23	$0.48
Diluted net income per share	$0.23	$0.48

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AMS to reflect factually supportable adjustments that give effect to events that are directly attributable to the AMS Acquisition, including the borrowing under the 2011 Credit Facility, 2019 Notes, and 2022 Notes as well as the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, inventory, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into two separate escrow accounts. One of the escrow accounts is $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

In connection with the $100 million escrow account, to the extent that we are able to realize tax benefits for costs that are funded by the escrow account, we will be required to share these tax benefits with Apax.

Qualitest is a manufacturer and distributor of generic drugs and over-the-counter pharmaceuticals throughout the United States. Qualitest’s product portfolio is comprised of 175 product families in various forms including tablets, capsules, creams, ointments, suppositories, and liquids. This acquisition has enabled us to gain critical mass in our generics business while strengthening our pain portfolio through a larger breadth of product offerings.

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	(121)	1,902
Deferred income taxes	63,509	4,817	68,326
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(2,304)	$1,253,574

Accounts payable	$27,422	$—	$27,422
Accrued expenses	55,210	3,466	58,676
Deferred income taxes	207,733	(2,468)	205,265
Long-term debt	406,758	—	406,758
Other liabilities	9,370	—	9,370

Total liabilities assumed	$706,493	$998	$707,491

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Net identifiable assets acquired	$549,385	$(3,302)	$546,083
Goodwill	$219,986	$3,302	$223,288

Net assets acquired	$769,371	$—	$769,371

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Qualitest Acquisition Date. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to intangible assets, certain liabilities and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Qualitest Acquisition Date.

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

The $223.3 million of goodwill was assigned to our Generics segment. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $68.3 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $205.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.4 million and $4.6 million of Qualitest acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,353	4,594

Total	$1,353	$4,594

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three and six months ended June 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$481,382	$926,193
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$50,004	$109,787
Basic net income per share	$0.43	$0.94
Diluted net income per share	$0.43	$0.94

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

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

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

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

The Company recognized $0.2 million of Penwest acquisition-related costs that were expensed during the three and six months ended June 30, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	277	33,388
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	2,752	46,489
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	7,258	73,124
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$10,287	$214,276

Accounts payable	$3,084	$—	$3,084
Accrued expenses	11,551	8,959	20,510
Deferred income taxes	20,377	1,999	22,376
Long-term debt	44,751	(1,291)	43,460
Other liabilities	1,434	351	1,785

Total liabilities assumed	$81,197	$10,018	$91,215

Net identifiable assets acquired	$122,792	$269	$123,061

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$2,839	$155,009

Net assets acquired	$214,843	$—	$214,843

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the HealthTronics Acquisition Date. As of June 30, 2011, our measurement period adjustments are complete.

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

The $155.0 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $46.5 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. Deferred tax liabilities of $22.4 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.5 million and $2.9 million of HealthTronics acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,511	2,861

Total	$1,511	$2,861

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the three and six months ended June 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$446,824	$859,625
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$53,455	$115,163
Basic net income per share	$0.46	$0.99
Diluted net income per share	$0.46	$0.98

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HealthTronics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

NOTE 6. SEGMENT RESULTS

As a result of our 2010 acquisitions, the Company realigned its internal management reporting in 2010 to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

The three reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics and (3) Devices and Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals

This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this operating segment include Lidoderm®, Opana® ER and Opana®, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar®, and FortestaTM Gel.

Generics

This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our recently acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology, and hypertension markets, among others.

Devices and Services

The Devices and Services operating segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the following eight business lines: men’s health, women’s health, BPH therapy, lithotripsy services, prostate treatment services, radiation therapy services, anatomical pathology services, and medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance. Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the adjusted income (loss) before income tax of each of our reportable segments to corporate unallocated adjusted income (loss) before income tax.

The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues to external customers
Branded Pharmaceuticals	$398,267	$368,840	$773,781	$707,376
Generics	133,047	27,684	267,456	53,560
Devices and Services	76,297	—	126,400	—

Total consolidated net revenues to external customers	$607,611	$396,524	$1,167,637	$760,936

Adjusted income (loss) before income tax
Branded Pharmaceuticals	$209,619	$183,787	$402,875	$353,111
Generics	21,126	3,065	47,513	6,311
Devices and Services	25,474	—	39,915	—
Corporate unallocated	(67,032)	(43,935)	(123,301)	(88,289)

Total consolidated adjusted income before income tax	$189,187	$142,917	$367,002	$271,133

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. generally accepted accounting principles (GAAP), for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June,		Six months ended June 30,
	2011	2010	2011	2010
Total consolidated adjusted income before income tax	$189,187	$142,917	$367,002	$271,133
Upfront and milestone payments to partners	(13,990)	(15,911)	(24,991)	(18,891)
Acquisition-related items	(17,626)	(4,796)	(23,699)	(6,325)
Cost reduction initiatives and separation benefits	(533)	(4,006)	(3,995)	(9,520)
Impairment of other intangible assets	—	(13,000)	—	(13,000)
Amortization of intangible assets related to marketed products and customer relationships	(40,444)	(17,135)	(77,655)	(34,352)
Inventory step-up	(2,995)	—	(16,781)	—
Non-cash interest expense	(4,719)	(4,212)	(9,260)	(8,262)
Loss on extinguishment of debt, net	(8,548)	—	(8,548)	—
Other (expense) income, net	—	(35)	—	(239)

Total consolidated income before income tax	$100,332	$83,822	$202,073	$180,544

The following represents additional selected financial information for our reportable segments three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Depreciation expense
Branded Pharmaceuticals	$2,775	$3,255	$6,442	$6,594
Generics	2,571	205	5,184	409
Devices and Services	3,296	—	6,389	—
Corporate unallocated	763	688	1,769	1,381

Total depreciation expense	$9,405	$4,148	$19,784	$8,384

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Amortization expense
Branded Pharmaceuticals	$26,199	$17,285	$52,260	$34,571
Generics	9,697	—	19,597	—
Devices and Services	4,697	—	6,098	—

Total amortization expense	$40,593	$17,285	$77,955	$34,571

Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 32.7% and 32.8% for the three and six months ended June 30, 2011, respectively, compared to 38.6% and 38.1% for the three and six months ended June 30, 2010, respectively.

Income tax for the three and six months ended June 30, 2011 increased 1% to $32.8 million and decreased 4% to $66.2 million, respectively, from the comparable 2010 periods. These fluctuations are due to the decrease in our effective income tax rate to 32.7% and 32.8% for the three and six months ended June, 2011 from 38.6% and 38.1%, respectively, in the comparable 2010 periods, offset by an increase in income before tax. The decrease in the effective income tax rate is primarily due to non-taxable income attributable to noncontrolling interests assumed as part of the HealthTronics acquisition, benefit from the Research and Development credit that was expired during the comparable 2010 period, an increase in the Domestic Production Activities deduction, and a release of FIN 48 reserves due to settlements with the IRS. The decrease was partially offset by a non-deductible charge for the Branded Prescription Drug fee enacted by Congress in 2011 and transaction costs related to the AMS acquisition completed June 17, 2011.

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

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the

Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations including the launch of a generic to the Licensed Product in the United States. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were made to Novartis during the three or six months ended June 30, 2011 or 2010. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc. (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 20, 2011, including a minimum royalty of at least $500,000 per year. During the six month periods ended June 30, 2011 and 2010 we recorded $42.1 million and $42.0 million for these royalties to Hind, respectively, which we recorded as a reduction to net pharmaceutical product sales. At June 30, 2011 and December 31, 2010, $21.2 million and $23.0 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

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

The Population Council

The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and the Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to the Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.

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

The Company received FDA approval in December 2010, which triggered a one-time approval milestone to ProStrakan for $12.5 million. The approval milestone was recorded as an intangible asset and is being amortized into cost of revenues on a straight-line basis over its estimated useful life. An additional milestone payment of $7.5 million was triggered during the second quarter of 2011 pursuant to the terms of the ProStrakan Agreement. The $7.5 million milestone was recorded to cost of revenues for the three months ended June 30, 2011. ProStrakan could potentially receive up to approximately $167.5 million in additional payments linked to the achievement of future commercial milestones related to FortestaTM Gel.

ProStrakan will exclusively supply FortestaTM Gel to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months’ prior written notice at no cost to the Company.

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. Currently in Phase II trials, axomadol is a patented new chemical entity being developed for the treatment of moderate to moderately-severe chronic pain and diabetic peripheral neuropathic pain. Under the terms of the Grünenthal Agreement, Endo paid Grünenthal approximately $9.4 million upfront and an additional $25.2 million in 2009 upon the achievement of certain milestones. We could be obligated to pay additional clinical, regulatory and approval milestone payments of up to approximately 6.3 million euros (approximately $9.1 million at June 30, 2011) and possibly development and commerce milestone payments of up to an additional $68.0 million. In addition, Grünenthal will receive payments from Endo based on a percentage of Endo’s annual net sales of the product in the United States and Canada. The Grünenthal Agreement will expire in its entirety on the date of (i) the 15th anniversary of the first commercial sale of the product; or (ii) the expiration of the last issued patent claiming or covering the product, or (iii) the expiration of exclusivity granted by the FDA for the product, whichever occurs later. Among other standard and customary termination rights granted under the Grünenthal Agreement, we may terminate the Grünenthal Agreement at our sole discretion at any time upon ninety (90) days’ written prior notice to Grünenthal and payment of certain penalties.

In June 2011, we announced topline results from a Phase II study comparing the novel investigational drug axomadol against placebo in the treatment of patients with moderate to severe chronic lower back pain. The results indicate that axomadol did not meet predetermined study end points. The company is currently completing additional analyses of the data and evaluating the path forward for the program.

In December 2007, we entered into a license, development and supply agreement with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone, which is designed to be crush resistant. Under the terms of this agreement Grünenthal is responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo is responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone in 2010, which was recorded as research and development expense. Additional payments of approximately 59.2 million euros (approximately $85.2 million at June 30, 2011) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement.

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

Teva Pharmaceutical Industries Ltd

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, who was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to the Teva Agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones. At June 30, 2011, the maximum amount we could be obligated to pay under the Teva Agreement is $12.5 million.

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

In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In exchange for our $20 million payment, we received an equity interest in the privately-held company. The Company’s $20 million payment resulted in an ownership interest of less than 20% of the outstanding voting stock of the privately-held company. In addition, Endo and other equity holders have provided a line of credit totaling $25 million, of which Endo committed to fund $3 million. During 2010, $2.5 million was funded by Endo under the line-of credit, which could be converted into equity of the privately-held company upon certain events. During January of 2011, an additional payment of $0.3 million was subsequently funded under the same commitment. In March 2011, we received a $0.8 million distribution from our investment, which was recorded as a reduction to the investment balance. In June 2011, an additional payment of $0.7 million was subsequently funded under the same commitment. Based on the equity ownership structure, Endo does not have the ability to exert significant influence over the privately-held company. Pursuant to authoritative accounting guidance, our investment constitutes a variable interest in this privately-held company. We have determined that Endo is not the primary beneficiary and therefore have not consolidated the assets, liabilities, and results of operations of the privately-held company into our Condensed Consolidated Financial Statements. Accordingly, Endo is accounting for this investment under the cost method. As of June 30, 2011, our investment in the privately-held company was $22.7 million, representing our maximum exposure to loss.

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of our goodwill for the six months ended June 30, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010	$715,005
Goodwill acquired during the period	1,754,385
Measurement period adjustments	4,937
Effect of currency translation	342

Balance at June 30, 2011	$2,474,669

Our other intangible assets consist of the following at June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010
Indefinite-lived intangibles:
In-process research and development	$337,000	$271,000
Tradenames	59,000	27,000

Total indefinite-lived intangibles	$396,000	$298,000

Definite-lived intangibles:
Licenses (weighted average life of 10 years)	640,466	638,142
Less accumulated amortization	(221,296)	(185,706)

Licenses, net	$419,170	$452,436

Customer relationships (weighted average life of 16 years)	172,000	—
Less accumulated amortization	(421)	—

Tradenames, net	$171,579	$—

Tradenames (weighted average life of 15 years)	46,600	14,600
Less accumulated amortization	(1,778)	(486)

Tradenames, net	$44,822	$14,114

Developed technology (weighted average life of 16 years)	1,849,400	768,400
Less accumulated amortization	(55,209)	(14,614)

Developed technology, net	$1,794,191	$753,786

Service contract	12,166	13,424
Less accumulated amortization	—	—

Service contract, net	$12,166	$13,424

Total definite-lived intangibles, net (weighted average life of 14 years)	$2,441,928	$1,233,760

Other intangibles, net	$2,837,928	$1,531,760

Amortization expense for the six month periods ended June 30, 2011 and 2010 was $78.0 million and $34.6 million, respectively. As of June 30, 2011, the weighted average amortization period for our definite-lived intangible assets in total was approximately 14 years.

Changes in the gross carrying amount of our other intangible assets for the six months ended June 30, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010:	$1,732,566
AMS acquisition	1,390,000
Patents	2,000
Measurement period adjustments	(8,258)
Other	324

Balance at June 30, 2011	$3,116,632

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2010 is as follows (in thousands):

2011	$195,496
2012	$234,861
2013	$193,087
2014	$179,719
2015	$179,293

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net income	$67,552	$51,460	$135,847	$111,815
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(1,532)	(566)	(1,382)	(98)
Foreign currency translation gain, net of tax	1,000	—	1,000	—

Consolidated total comprehensive income	$67,020	$50,894	$135,465	$111,717

Less: Total comprehensive income attributable to noncontrolling interests	12,969	—	25,477	—

Comprehensive income attributable to Endo Pharmaceuticals Holdings Inc.	$54,051	$50,894	$109,988	$111,717

NOTE 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans and the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive Plan expired in 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. In May 2010, our stockholders approved the Endo

Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan. As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152. Approximately 22.3 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan. As of June 30, 2011, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $11.4 million and $18.8 million during the three and six months ended June 30, 2011 and $6.6 million and $10.4 million, during the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $106.5 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan for the six months ended June 30, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	5,891,400	$22.60
Granted	3,617,599	$29.55
Exercised	(890,371)	$22.85
Forfeited	(178,246)	$24.27
Expired	(4,261)	$26.35

Outstanding, June 30, 2011	8,436,121	$25.54	7.44	$120,920,079
Vested and expected to vest, June 30, 2011	7,654,921	$25.24	7.36	$111,988,971
Exercisable, June 30, 2011	2,267,239	$23.57	6.01	$36,947,697

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $13.1 million and $0.8 million, respectively. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2011 and 2010 was $11.09 per option and $7.36 per option, respectively, determined using the following assumptions:

	2011	2010
Average expected term (years)	5.0	5.3
Risk-free interest rate	2.1%	2.6%
Dividend yield	0.00	0.00
Expected volatility	32%	34%

The weighted average remaining requisite service period of the non-vested stock options was 2.7 years. As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $36.5 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Units

A summary of our restricted stock units as of June 30, 2011 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2011	2,211,303
Granted	1,046,788
Forfeited	(111,867)
Vested	(531,085)

Outstanding, June 30, 2011	2,615,139	$104,252,542
Vested and expected to vest, June 30, 2011	2,264,620	$89,326,129

The weighted average remaining requisite service period of the non-vested restricted stock units was 2.5 years. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2011 and 2010 was $35.09 per unit and $20.71 per unit, respectively. As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $60.1 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Awards

A summary of our restricted stock awards as of June 30, 2011 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	—	$—
Granted	199,413	$38.32
Forfeited	—	$—
Vested	—	$—	$—

Non-vested, June 30, 2011	199,413	$38.32

The weighted average remaining requisite service period of the non-vested restricted stock was approximately 3.1 years.

Performance Shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the six months ended June 30, 2011 and 2010 totaled approximately 160,000 and 163,000, respectively. As of June 30, 2011, there was approximately $9.8 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the period ended June 30, 2011 totaling $34.7 million and approximately 2.2 million shares of our common stock during the period ended June 30, 2010 totaling $50.1 million.

Changes in Stockholders’ Equity

The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the six months ended June 30, 2011 (dollars in thousands):

	Attributable to:
	Endo Pharmaceuticals Holdings Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2011	$1,741,591	$61,738	$1,803,329
Net income	110,370	25,477	135,847
Other comprehensive income	(382)	—	(382)
Compensation related to stock-based awards	18,772	—	18,772
Exercise of options	20,464	—	20,464
Common stock purchased	(34,701)	—	(34,701)
Distributions to noncontrolling interests	—	(25,813)	(25,813)
Buy-out of noncontrolling interests, net of contributions	—	(524)	(524)
Replacement equity issued in connection with the AMS acquisition	12,220	—	12,220
Other	3,822	—	3,822

Stockholders’ equity at June 30, 2011	$1,872,156	$60,878	$1,933,034

NOTE 12. COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers, suppliers and service providers to provide us with raw materials used in our products and semi-finished and finished goods, as well as certain packaging and labeling and sales and marketing services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. At June 30, 2011, based on the currently manufactured products at Novartis Consumer Health, Inc. we are required to purchase a minimum of approximately $14 million of product from Novartis Consumer Health Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.

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

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extended through June 30, 2010, we had agreed to spend a minimum of $20 million on A&P Expenditures. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we had agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, we have agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel. Amounts incurred by Endo for such A&P Expenditures were $11.9 million and $11.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply Lidoderm® at a fixed price for a period of time after which the price will be adjusted at certain future dates based on a price index defined in the amendment.

Effective November 1, 2010, the parties amended the Teikoku Agreement. Pursuant to this amendment, Teikoku has agreed to supply additional Lidoderm® at no cost to Endo in each of 2011, 2012 and 2013 in the event Endo’s firm orders of Product exceed certain thresholds in those years.

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

Sharp Corporation

Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the United States. On December 6, 2010, the parties amended the Sharp Packaging and Labeling agreement, effective December 1, 2010, extending the agreement until March 15, 2015. The Sharp Agreement is subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice.

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

Under the terms of the 2010 Ventiv Agreement, we incurred a one-time implementation fee that we recognized in Selling, general, and administrative expense in the second half of 2010. In addition, each month we are required to pay Ventiv a monthly fixed fee during the term of the 2010 Ventiv Agreement based on a pre-approved budget. Ventiv is also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the 2010 Ventiv Agreement. This performance-based bonus is payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved. The 2010 Ventiv Agreement was set to expire on October 1, 2011. On July 21, 2011, Endo notified Ventiv of its decision to extend the term of the 2010 Ventiv Agreement to December 30, 2011.

The expenses incurred with respect to Ventiv under both the 2008 and the 2010 Ventiv Agreements were $9.2 million and $18.0 million for the three and six months ended June 30, 2011, respectively, and $3.0 million and $5.6 million for the three and six months ended June 30, 2010, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

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

Legal Proceedings

We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of our ongoing legal proceedings and we intend to vigorously defend our position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.

Department of Health and Human Services Subpoena

As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by the United States Department of Health and Human Services, Office of Inspector General (OIG) and the United States Department of Justice, respectively. The subpoenas request documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. The Company is cooperating with the government in responding to the subpoenas. At this time, the Company cannot predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.

Pricing Litigation

A number of cases were brought by local and state government entities that allege generally that our wholly-owned subsidiary, Endo Pharmaceuticals Inc. (EPI) and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Included in MDL 1456 were 43 cases brought by individual New York counties as well as a case brought by New York City, all of which were consolidated. Without admitting any liability or wrongdoing, EPI and the plaintiffs reached an agreement to resolve the foregoing federal cases brought by New York City and the New York counties on terms that are not material to the Company’s business, results of operations, financial condition or cash flows. Pursuant to that agreement, the matters were dismissed as to EPI on June 2, 2011.

Also included in MDL 1456 is the previously reported case State of Iowa v. Abbott Laboratories, Inc., et al., against EPI and numerous other pharmaceutical companies. On June 25, 2010, without admitting any liability or wrongdoing, EPI and the plaintiff reached an agreement in principle to resolve this case brought by the State of Iowa on terms that are not material to the Company’s business, results of operations, financial condition or cash flows.

As previously reported, three other New York counties (Erie, Oswego and Schenectady) filed similar litigation in New York State courts. These were coordinated by the New York Litigation Coordinating Panel in the Supreme Court of the State of New York, Erie County. Without admitting any liability or wrongdoing, EPI and the plaintiffs reached an agreement to resolve these cases brought by the County of Erie, the County of Oswego and the County of Schenectady on terms that are not material to the Company’s business, results of operations, financial condition or cash flows. Pursuant to that agreement, the matters were dismissed as to EPI on June 24, 2011.

As previously reported, on November 3, 2010, the State of Louisiana submitted its Third Amending Petition for Damages and Jury Demand in the previously-filed case of State of Louisiana v. Abbott Laboratories, Inc., et al. That Petition names EPI as a defendant. The Petition also names numerous other pharmaceutical companies and contains allegations similar to the allegations in the cases described above. The case is pending in the 19th Judicial District, Parish of East Baton Rouge.

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al. In addition, there is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies: State of Utah v. Actavis US, Inc., et al. These cases contain allegations similar to the allegations in the cases described above.

The Company intends to contest the above unresolved cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.

Paragraph IV Certifications on Lidoderm®

As previously reported, on January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc. (Watson) advising of the filing of an Abbreviated New Drug Application (ANDA) for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. filed a lawsuit against Watson in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming U.S. Patent No. 5,827,529 is invalid or not infringed. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, the Company and Teikoku filed a second lawsuit against Watson in the United States District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes.

As previously reported, in January 2011, the Company and Teikoku received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Mylan Technologies Inc. (Mylan) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, the Company filed a lawsuit against Mylan in the United States District Court for the District of Delaware, claiming that the Paragraph IV Certification Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, the Company seeks a declaration that Mylan’s Paragraph IV Certification Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, the Company alleges that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A).

Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend Lidoderm®’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and either Watson or Mylan is able to obtain FDA approval of its product, either Watson or Mylan may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.

In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.

Paragraph IV Certifications on Opana® ER

As previously reported, in December 2007 and June 2008, the Company received notices from Impax Laboratories, Inc. (Impax) advising of the filing by Impax of an ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). Impax’s notices included notification that it had filed Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013 and 2023. The Company and the patent holder Penwest timely filed lawsuits against Impax in the United States District Court for the District of Delaware in connection with Impax’s ANDA.

As previously reported, on June 8, 2010, the Company and Penwest settled all of the Impax litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Impax agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Impax a license permitting the production and sale of generic Opana® ER for 5, 10, 20, 30 and 40 mg tablets commencing on January 1, 2013 or earlier under certain circumstances. Such license is exclusive for 5, 10, 20, 30 and 40 mg tablets of generic Opana® ER for which Impax obtains first applicant status as described in 21 U.S.C. Section 355(j)(5)(B)(iv), for the period beginning on January 1, 2013 or earlier under certain circumstances, and such exclusivity ends upon expiration or forfeit of the 180-day period described in 21 U.S.C. Section 355(j)(5)(B)(iv) for such dosage strength. Such license is also subject to any agreements executed by us and any third party holding an ANDA referencing Opana® ER as of or prior to June 8, 2010.

As previously reported, in February and June 2008, the Company received notices from Actavis South Atlantic LLC (Actavis), advising of the filing by Actavis of an ANDA for a generic version of Opana® ER. Actavis’s notices included notification that it had filed Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company and the patent holder Penwest timely filed lawsuits against Actavis in the United States District Court for the District of New Jersey in connection with Actavis’s ANDA.

As previously reported, on February 20, 2009, the Company and Penwest settled all of the Actavis litigation relating to Opana® ER. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets on July 15, 2011, or earlier under certain circumstances. The Company and Penwest also granted Actavis a license to produce and market other strengths of Opana® ER generic commencing on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

As previously reported, in July and November 2008, the Company received notices from Sandoz, Inc. (Sandoz), advising of the filing by Sandoz of an ANDA for a generic version of Opana® ER. Sandoz’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company and the patent holder Penwest timely filed lawsuits against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA.

As previously reported, on June 8, 2010, the Company and Penwest settled all of the Sandoz litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in September 2008 and June 2009, the Company received notices from Barr Laboratories, Inc. (Barr), advising of the filing by Barr of an ANDA for a generic version of Opana® ER. Barr’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company and the patent holder Penwest timely filed lawsuits against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA.

As previously reported, on April 12, 2010, the Company and Penwest settled all of the Barr litigation relating to Opana® ER. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Barr a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in January and March 2010, the Company received notices from Watson Laboratories, Inc. (Watson) advising of the filing by Watson of an ANDA for a generic version of Opana® ER. Watson’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company and the patent holder Penwest timely filed lawsuits against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA.

As previously reported, on October 4, 2010, the Company and Penwest settled all of the Watson litigation relating to Opana® ER. Under the terms of the settlement, Watson agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Watson a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in December 2009 and January 2010, the Company received notices from Roxane Laboratories, Inc. (Roxane) advising of the filing by Roxane of an ANDA for a generic version of Opana® ER. Roxane’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company and the patent holder Penwest timely filed lawsuits against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA.

On May 4, 2011, the Company and Penwest settled all of the Roxane litigation relating to Opana® ER. Under the terms of the settlement, Roxane agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Penwest agreed to grant Roxane a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Opana® ER and challenge the applicable patents. We intend to contest vigorously and pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Paragraph IV Certifications on Frova®

As previously reported, in July 2011, the Company and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation Frova®. These patents are listed in the U.S. Food and Drug Administration’s (FDA) Orange Book and expire between 2013 and 2015. The Company is currently reviewing the details of this notice.

In addition to the above Paragraph IV certification, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents. We intend to contest vigorously and pursue all available legal and regulatory avenues in defense of Frova®. However, there can be no assurance that we will be successful. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company.

MCP Cases

Qualitest, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders, and death. The Company intends to contest these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to metoclopramide litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

Propoxyphene Cases

Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. Certain plaintiffs seek to create a multidistrict litigation (MDL) with respect to cases filed in federal court. The Company intends to contest these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to propoxyphene litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

Vaginal Mesh Cases

On October 20, 2008, the FDA issued a Public Health Notification (PHN) regarding potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). The notification provides recommendations and encourages physicians to seek specialized training in mesh procedures, to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications.

In July 2011, FDA issued an update to the October 2008 PHN to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP. In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. FDA also stated that an advisory panel will be convened on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used for repair of POP.

Since 2008, AMS has been named as a defendant in several lawsuits in various federal and state courts alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. AMS intends to contest these cases vigorously and to explore other options as appropriate in the best interests of AMS and the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries.

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

NOTE 13. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Endo Pharmaceuticals Holdings Inc. common stockholders	$54,583	$51,460	$110,370	$111,815
Denominator:
For basic per share data — weighted average shares	116,663	116,060	116,509	116,704
Dilutive effect of common stock equivalents	2,434	600	2,352	642
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	3,589	—	2,863	—

For diluted per share data — weighted average shares	122,686	116,660	121,724	117,346
Basic net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.47	$0.44	$0.95	$0.96

Diluted net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.44	$0.44	$0.91	$0.95

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

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 are only included in the dilutive net income per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13 million.

The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income per share for the six months ended June 30 (in thousands):

	2011	2010
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	23,130	25,993
Employee stock-based awards	1,279	5,150

	24,409	31,143

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 14. COST OF REVENUES

The components of cost of revenues for the three and six months ended June 30 (in thousands) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net pharmaceutical product sales	$198,499	$107,216	$401,212	$201,289
Cost of device, service and other revenues	38,198	—	67,043	—

Total cost of revenues	$236,697	$107,216	$468,255	$201,289

NOTE 15. DEBT

The components of our total indebtedness at June 30, 2011 and December 31, 2010 (in thousands), were as follows:

	June 30, 2011	December 31, 2010
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(90,644)	(100,578)

1.75% Convertible Senior Subordinated Notes due 2015, net	$288,856	$278,922

7.00% Senior Notes due 2019	$500,000	$—
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(11,079)	(13,284)

7.00% Senior Notes due 2020, net	$388,921	$386,716

7.25% Senior Notes due 2022	$400,000	$—
3.25% AMS Convertible Notes due 2036	$94,960	$—
4.00% AMS Convertible Notes due 2041	$151,887	$—
Term Loan Facility Due 2015	$—	$400,000
Term Loan A Facility Due 2016	$1,500,000	$—
Term Loan B Facility Due 2018	$700,000	$—
Other long-term debt	$5,549	$5,156

Total long-term debt, net	$4,030,173	$1,070,794

Less current portion	$601,498	$24,993

Total long-term debt, less current portion, net	$3,428,675	$1,045,801

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

On November 30, 2010, we terminated the 2009 Credit Facility. Concurrent with the termination of the 2009 Credit Facility, we established a $400 million, five-year senior secured term loan facility (the Term Loan Facility), and a $500 million, five-year senior secured revolving credit facility (the 2010 Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) with JP Morgan Chase Bank, Royal Bank of Canada, and certain other lenders. The 2010 Credit Facility was established primarily to finance our acquisition of Qualitest and was available for working capital, general corporate purposes and letters of credit. The agreement governing the 2010 Credit Facility (the 2010 Credit Agreement) also permitted up to $200 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of the JP Morgan Chase Bank (the administrative agent) without the need for consent from any of the existing lenders under the 2010 Credit Facility.

The obligations of the Company under the 2010 Credit Facility were guaranteed by certain of the Company’s domestic subsidiaries and were secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2010 Credit Facility contained certain usual and customary covenants, including, but not limited to covenants to maintain maximum leverage and minimum interest coverage ratios. Borrowings under the 2010 Credit Facility bore interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio. For term loans and revolving loans (other than Swing Line

Loans), the Company had been permitted to elect to pay interest based on an adjusted LIBOR rate plus between 2.00% and 2.75% or an Alternate Base Rate (as defined in the 2010 Credit Agreement) plus between 1.00% and 1.75%. The Company had also paid a commitment fee of between 35 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.

Financing costs of $16.5 million paid to establish the 2010 Credit Facility were deferred and were amortized to interest expense over the life of the 2010 Credit Facility. Financing costs associated with the 2009 Credit Facility not yet amortized as of November 30, 2010 totaled approximately $3.2 million on November 30, 2010. In accordance with the applicable accounting guidance for debt modifications, upon the termination of the 2009 Credit Facility, approximately $0.3 million of this amount was written off in proportion to decreased lending capacity provided by certain individual loan syndicates with a corresponding charge to earnings. The remaining $2.9 million was deferred and will be amortized over the life of the 2010 Credit Facility.

On June 17, 2011, we terminated the 2010 Credit Facility. Concurrent with the termination of the 2010 Credit Facility, we established a $1,500 million, five-year senior secured term loan facility (the Term Loan A Facility), a $700 million, seven-year senior secured term loan facility (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Loan Facilities), and a $500 million, five-year senior secured revolving credit facility (the 2011 Revolving Credit Facility and, together with the Term Loan Facilities, the 2011 Credit Facility) with Morgan Stanley Senior Funding, Inc., as administrative agent, Bank of America, N.A., as Syndication Agent, and certain other lenders. The 2011 Credit Facility was established primarily to finance our acquisition of AMS and is available for working capital, general corporate purposes and lines of credit. The agreement governing the 2011 Credit Facility (the 2011 Credit Agreement) also permits up to $500 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of Morgan Stanley Senior Funding, Inc. (the administrative agent) without the need for consent from any of the existing lenders under the 2011 Credit Facility.

The obligations of the Company under the 2011 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain maximum leverage and minimum interest coverage ratios. Borrowings under the 2011 Credit Facility bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio. For term A loans and revolving loans (other than Swing Line Loans), the Company is permitted to elect to pay interest based on an adjusted LIBOR rate plus between 1.75% and 2.50% or an Alternate Base Rate (as defined in the 2011 Credit Agreement) plus between 0.75% and 1.50%. For term B loans, the Company may elect to pay interest based on an adjusted LIBOR rate plus 3.00% or an Alternate Base Rate plus 2.00%. The Company will pay a commitment fee of between 37.5 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.

Financing costs of $55.0 million paid to establish the 2011 Credit Facility, including $43.4 million paid to investment bankers that also helped structure the AMS acquisition, were deferred and are being amortized to interest expense over the life of the 2011 Credit Facility. Unamortized financing costs associated with the prior credit facilities as of November 30, 2010 totaled approximately $14.7 million on June 17, 2011. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $8.5 million of this amount was written off and is included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt, net. The remaining $6.2 million was deferred to be amortized over the life of the 2011 Credit Facility.

We recognized $10.9 million and $2.0 million of interest expense related to our Credit Facilities for the six months ended June 30, 2011 and 2010, respectively.

7.00% Senior Notes Due 2019

On June 8, 2011, we issued $500 million in aggregate principal amount of 7.00% Notes due 2019 (the 2019 Notes) at an issue price of par. The 2019 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2019 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2019 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2019 Notes will mature on July 15, 2019, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of approximately $485.9 million from the issuance, net of certain costs of the offering, including $9.9 million of costs paid to investment bankers that also helped structure the AMS acquisition.

On or after July 15, 2015, the Company may on any one or more occasions redeem all or a part of the 2019 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2015 to and including July 14, 2016	103.500%
From July 15, 2016 to and including July 14, 2017	101.750%
From July 15, 2017 and thereafter	100.000%

In addition, at any time prior to July 15, 2015, Endo may on any one or more occasions redeem all or a part of the 2019 notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any.

At any time prior to July 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2019 Notes receiving investment grade credit ratings.

We recognized $2.3 million of interest expense related to our 2019 Notes for the six months ended June 30, 2011.

7.00% Senior Notes Due 2020

In November 2010, we issued $400 million in aggregate principal amount of 7.00% Senior Notes due 2020 (the 2020 Notes) at an issue price of 99.105%. The 2020 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2020 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2020 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The 2020 Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of approximately $386.6 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering.

On or after December 15, 2015, the Company may on any one or more occasions redeem all or a part of the 2020 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From December 15, 2015 to and including December 14, 2016	103.500%
From December 15, 2016 to and including December 14, 2017	102.333%
From December 15, 2017 to and including December 14, 2018	101.167%
From December 15, 2018 and thereafter	100.000%

In addition, at any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2020 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2020 Notes receiving investment grade credit ratings.

We recognized $14.4 million of interest expense related to our 2020 Notes for the six months ended June 30, 2011.

7.25% Senior Notes Due 2022

On June 8, 2011, we issued $400 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the 2022 Notes) at an issue price of par. The 2022 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of approximately $388.7 million from the issuance, net of certain costs of the offering, including $7.9 million of costs paid to investment bankers that also helped structure the AMS acquisition.

On or after July 15, 2016, the Company may on any one or more occasions redeem all or a part of the 2022 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2016 to and including July 14, 2017	103.625%
From July 15, 2017 to and including July 14, 2018	102.417%
From July 15, 2018 to and including July 14, 2019	101.208%
From July 15, 2019 and thereafter	100.000%

In addition, at any time prior to July 15, 2016, Endo may on any one or more occasions redeem all or a part of the 2022 notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any.

At any time prior to July 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes at a specified redemption price set forth in the Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2022 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2022 Notes receiving investment grade credit ratings.

We recognized $1.9 million of interest expense related to our 2022 Notes for the six months ended June 30, 2011.

1.75% Convertible Senior Subordinated Notes Due 2015

In April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semiannually in arrears on each April 15 and October 15 with the first interest payment being made on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (the Indenture): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. The Convertible Notes became convertible at the option of holders beginning July 1, 2011. The conversion right was triggered on June 16, 2011, when the closing sale price of the Company’s common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on June 30, 2011.

In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital, borrowings under its credit facility, and/or cash proceeds from the exercising of common stock call options under the convertible note hedge described in more detail below. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of June 30, 2011. The Company will reassess the convertibility of the Convertible Notes, and the related balance sheet classification, on a quarterly basis. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. There have been no conversions as of the date of this filing.

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

The carrying values of the debt and equity components of our Convertible Notes at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(90,644)	(100,578)

Net carrying amount of the debt component	$288,856	$278,922

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $13.3 million and $12.4 million of interest expense for the six months ended June 30, 2011 and 2010, respectively. For the amounts recognized in 2011, $3.3 million related to the contractual interest payments and $10.0 million related to the amortization of the debt discount and certain other costs of the offering. This compared to $3.3 million of contractual interest payments and $9.1 million related to the amortization of the debt discount and certain other costs of the offering for the six months ended June 30, 2010.

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041

As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until June 30, 2011, we paid $1.6 million to redeem $1.0 million of the 2036 Notes at a stated conversion premium of 1.5571. During the same period, we paid $271.6 million to redeem $160.3 million of the 2041 Notes at a stated conversion premium of 1.6940.

Based on the terms of the indentures governing the AMS Notes and the stated conversion premiums, we expect to pay $95.0 million for the remaining principal amount of $61.0 million on the 2036 Notes and $151.9 million for the remaining principal amount of $89.7 million on the 2041 Notes, excluding any accrued interest.

We recognized $0.1 million of interest expense related to the AMS Notes for the six months ended June 30, 2011.

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

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The aggregate principal amount of Non-recourse Notes purchased represented approximately 46% of the $105 million aggregate principal amount of Non-recourse Notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse Notes and their carrying amount.

During the third quarter of 2010, Endo notified the holders of its intent to exercise its option to redeem the remaining $57 million of principal at 108% of the principal amount for approximately $62 million (amount excludes accrued and unpaid interest) on November 5, 2010. The Non-recourse Notes were redeemed in November 2010.

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to mitigate a portion of our exposure to volatility in foreign currency exchange rates. Foreign currency exchange forward contracts are used to manage the currency risk associated with forecasted sales to and receivables from certain subsidiaries, denominated in their local currencies. We hedge only exposures in the ordinary course of business. We account for our derivative instruments at fair value. Fair values of derivative instruments are determined based on quoted prices for similar contracts.

At June 30, 2011, we have foreign currency exchange forward contracts outstanding which we acquired in connection with our acquisition of AMS on June 17, 2011. These derivative instruments are intended as hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These derivative instruments have remaining terms between one and twelve months. The notional amount of these foreign currency exchange forward contracts was $44.5 million at June 30, 2011. We have also entered into foreign currency exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in euros, British pounds, Canadian dollars, and Australian dollars. The notional amount of these contracts was $6.0 million at June 30, 2011. The associated underlying transactions are expected to occur at various times over the next twelve months. In accordance with applicable accounting guidance, we have not designated the foreign currency exchange forward contracts acquired with our acquisition of AMS as hedges for accounting purposes.

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

EXECUTIVE SUMMARY

About the Company

We are a United States-based, specialty healthcare solutions company with a diversified business model, operating in three key business segments—branded pharmaceuticals, generics, and devices and services. We deliver an innovative suite of complementary branded and generic drugs, devices, services and clinical data to meet the needs of patients in areas such as pain management, urology, endocrinology and oncology. We believe that recent healthcare reform in the United States places a premium on providing cost-effective healthcare solutions, like those we offer. Over the past two years, we have successfully invested in and reshaped our company through a combination of organic and strategic growth initiatives, creating a vertically integrated company that we believe is positioned to address the changing economics that are driving the transformation of the U.S. healthcare environment.

We have built a diversified business model with three key business segments—branded pharmaceuticals, generics, and devices and services—providing focused solutions primarily in the pain management and urology therapeutic areas with an emerging presence in the oncology and endocrinology space. We believe this business model enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, Supprelin® LA and Fortesta® Gel. Branded products comprised approximately 66% of our revenues in the six months ended June 30, 2011, with 33% of our revenues coming from Lidoderm. Our non-branded generic portfolio, which accounted for 23% of revenues in the six months ended June 30, 2011, currently consists of products primarily focused on pain management. We focus on selective generics that we believe have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Additionally, we have a growing devices and services portfolio, which accounted for the remainder of our revenues for the six months ended June 30, 2011. We generated total revenues of $1,167.6 million for the six months ended June 30, 2011.

On June 17, 2011, the Company acquired AMS, a provider of devices and therapies for male and female pelvic health. AMS is a market leading provider of medical devices and therapies that help restore pelvic health, and is recognized as a technology leader for developing minimally invasive and more cost effective solutions, serving urologists, urogynecologists, and gynecologists.

In November 2010, we acquired Qualitest, a leading United States based privately-held generics company. As a combined company, we expect to deliver more comprehensive healthcare solutions across our diversified businesses in Branded Pharmaceuticals, Generics, and Devices and Services in key therapeutic areas including pain and urology. Qualitest, the fifth largest U.S. generics company, as measured by prescriptions filled in the year ended December 31, 2010, is focused on cost-competitive, high-quality manufactured products with cost advantages or with high barriers to entry. We believe Qualitest brings critical mass to our current generics business, further diversifies our business lines and product offerings and enhances our portfolio of pain management products.

In July 2010, we completed our acquisition of HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. In September 2010, we acquired Penwest, a drug development company.

Financial information presented herein reflects the operating results of AMS from and including June 18, 2011 and of Qualitest, HealthTronics, and Penwest from January 1, 2011.

We have a dedicated pharmaceutical products sales forces in the United States, consisting of 437 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 73 Endo sales representatives focusing primarily on bladder and prostate cancer products, 30 Endo medical center representatives focusing on the treatment of central precocious puberty and 23 Endo account executives focusing on managed markets customers. We also have 355 sales representatives focusing primarily on devices and services. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Changes in Directors & Officers and Other Related Matters

On March 3, 2011, the Registrant increased the size of its Board of Directors from eight to nine and appointed David B. Nash, M.D., M.B.A. to fill this new vacancy. Dr. Nash is the founding dean of the Jefferson School of Population Health, located on the campus of Thomas Jefferson University in Philadelphia, Pennsylvania, having taken that position in 2008. Previously, Dr. Nash was the Chairman of the Department of Health Policy of the Jefferson Medical College from 2003 to 2008. Dr. Nash is internationally recognized for his work in outcomes management, medical staff development and quality-of-care improvement; his publications have appeared in more than 100 articles in major journals. Dr. Nash serves on the Board of Directors of Humana Inc., one of the nation’s largest publicly traded health and supplemental benefits companies. Dr. Nash also has served as a member of the Board of Trustees of Catholic Healthcare Partners in Cincinnati, Ohio. The Board believes that Dr. Nash brings a value-added set of attributes that enhance the Company’s ability to help people achieve lifelong well-being. Dr. Nash is a widely recognized innovator in an emerging medical discipline that unites population health, health policy, and individual health.

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

While some provisions of the new healthcare reform law have already taken effect, most of the provisions to expand access to health care coverage will not be implemented until 2014 and beyond. Since implementation is incremental to the enactment date of the law, there are still many challenges and uncertainties ahead. Such a comprehensive reform measure will require expanded implementation efforts on the part of federal and state agencies embarking on rule-making to develop the specific components of their new authority. The Company will monitor closely the implementation and any attempts to repeal, replace, or remove funding of the new health care reform law. This effort will primarily take place on two fronts: 1) in Congress through attempts to pass legislation to overturn all or specific sections of the law and 2) in the Courts through attempts to have the law declared unconstitutional.

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

Our estimate of the overall impact of healthcare reform reflects a number of uncertainties. However, we believe that the 2011 impact to our business will be largely attributable to changes in the Medicare Part D Coverage Gap, the imposition of an annual fee on branded prescription pharmaceutical manufacturers, and increased rebates in the Medicaid Fee-For-Service Program and Medicaid Managed Care plans. There are a number of other provisions in the legislation that collectively are expected to have a small impact, including originator average manufacturers’ price (AMP) for new formulations, and the expansion of 340B pricing to new entities. These various elements of healthcare reform are expected to adversely impact total revenues by approximately $40 million in 2011 compared to approximately $20 million in 2010.

In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 continues to provide an effective prescription drug benefit to seniors and individuals with disabilities in the Medicare program (Medicare Part D). Currently, uncertainty exists due to several Congressional proposals, some of which were considered during the debate on increasing the federal debt ceiling, that have the potential to impose new costs and increase pricing pressures on the pharmaceutical industry.

FDA Advisory Committee Regarding Acetaminophen

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

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum amount of acetaminophen in prescription drug products, to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Under additional authority granted to the FDA by the Food and Drug Administration Amendments Act of 2007, the FDA notified holders of approved NDA’s and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to reflect new safety information about acetaminophen and liver toxicity. The FDA also announced that it was asking product sponsors to limit the maximum strength of acetaminophen per unit of the combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those products that contain more than 325 mg of acetaminophen from the market. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet®, Endocet® and Zydone. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Pipeline Developments

In June 2011, we announced topline results from a Phase II study comparing the novel investigational drug axomadol against placebo in the treatment of patients with moderate to severe chronic lower back pain. The results indicate that axomadol did not meet predetermined study end points. The company is currently completing additional analyses of the data and evaluating the path forward for the program.

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

In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In January 2011, we received a complete response letter from the FDA. The FDA issues complete response letters to communicate that its initial review of an NDA or ANDA is complete and that the application cannot be approved in its present form. A complete response also informs applicants of changes that must be made before an application can be approved, with no implication regarding the ultimate approvability of the application. The letter did not require that additional clinical studies be conducted for approval of the NDA. On June 23, 2011, we received notification from the FDA that Endo’s complete response to the FDA’s January 2011 complete response letter has been accepted. The FDA has set a Prescription Drug User Fee Act (PDUFA) date of December 13, 2011.

Business Activity

In December 2010, the FDA approved FortestaTM Gel for the treatment of Low T, also known as hypogonadism. Endo introduced FortestaTM Gel in the United States during the first quarter of 2011. As of June 30, 2011, we have deferred the recognition of approximately $6.3 million of gross sales of FortestaTM Gel.

In June 2011, we initiated a voluntary nationwide recall of two lots of Endocet®. The Company’s decision was primarily based on a June FDA Field Alert notifying us that pills of Endocet® 10/650mg dosage strength were found in at least one bottle of Endocet® 10/325mg dosage strength. The recall is ongoing and we do not expect it to have a material adverse effect on our business, financial condition, results of operations or cash flows. We are working with our manufacturing partner to investigate the finding and determine the root cause. Should it be determined that our manufacturing partner was responsible, we would expect them to reimburse us for all costs associated with the recall, currently estimated at $6.0 million.

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

Consolidated Results Review

Revenues. Revenues for the three and six months ended June 30, 2011 increased 53% to $607.6 million and 53% to $1,167.6 million, respectively, from the comparable 2010 periods. These increases in revenues are primarily driven by organic growth in our branded pharmaceuticals product portfolio, including Opana® ER and Voltaren® Gel, as well as incremental revenues from our AMS and 2010 acquisitions, including $26.8 million in revenues from AMS, $211.4 million in revenues from Qualitest, and $99.6 million in revenues from HealthTronics, which we acquired in June 2011, November 2010, and July 2010, respectively. Sales growth of our branded pharmaceuticals was essentially volume driven, while price fluctuations had no material impact.

The following table displays our revenues by category and as a percentage of total revenues for the three and six months ended June 30, 2011 and 2010 (dollars in thousands). Certain prior year amounts have been reclassified to conform to the current year presentation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Lidoderm ®	$195,840	32	$196,090	49	$385,565	33	$378,697	50
Opana® ER	92,853	15	56,555	14	177,468	15	106,321	14
Voltaren® Gel	36,655	6	26,323	7	67,953	6	46,685	6
Percocet®	27,675	5	31,805	8	54,635	5	60,478	8
Frova®	14,163	2	14,680	4	27,371	2	29,762	4
Supprelin® LA	12,515	2	12,209	3	23,737	2	22,796	3
Other brands	18,566	3	31,178	8	37,052	3	62,637	8

Total brands*	398,267	66	368,840	93	773,781	66	707,376	93
Total generics	133,047	22	27,684	7	267,456	23	53,560	7
Total devices and services revenue	76,297	13	—	—	126,400	11	—	—

Total revenues	$607,611	100	$396,524	100	$1,167,637	100	$760,936	100

*	– Percentages may not add due to rounding.

Lidoderm®. Net sales of Lidoderm® for the three ended June 30, 2011 of $195.8 were consistent with the comparable 2010 period. Net sales of Lidoderm® for the six months ended June 30, 2011 increased 2% to $385.6 million from the comparable 2010 period. The increase in Lidoderm® is primarily attributable to increased volumes compared to the same period in 2010.

Opana® ER. Net Sales of Opana® ER for the three and six months ended June 30, 2011 increased 64% to $92.9 million and 67% to $177.5 million, respectively, from the comparable 2010 periods. The growth in net sales is primarily attributable to continued prescription and market share growth of the product, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Voltaren® Gel. Net sales of Voltaren® Gel for the three and six months ended June 30, 2011 increased 39% to $36.7 million and 46% to $68.0 million, respectively, from the comparable 2010 periods. The Company launched Voltaren® Gel in March 2008 and we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience.

Percocet®. Net sales of Percocet® for the three and six months ended June 30, 2011 decreased 13% to $27.7 million and 10% to $54.6 million, respectively, from the comparable 2010 periods. The decreases are primarily attributable to decreased volumes compared to 2010.

Frova®. Net sales of Frova® for the three and six months ended June 30, 2011 decreased 4% to $14.2 million and 8% to $27.4 million, respectively, from the comparable 2010 periods. The decreases are primarily attributable to reduced volumes during the first six months of 2011 as compared to 2010.

Supprelin® LA. Net sales of Supprelin® LA for the three and six months ended June 30, 2011 increased 3% to $12.5 million and 4% to $23.7 million, respectively, from the comparable 2010 periods. These increases were driven by volume growth during the first six months of 2011, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the three and six months ended June 30, 2011 decreased by $12.6 million and $25.6 million to $18.6 million and $37.1 million, respectively. These declines were primarily driven by decreased in sales of Opana®, as demand shifted to Opana® ER. Additionally, sales declines in Vantas® were offset by increased sales from Valstar® and certain other brands.

Generics. Net sales of our generic products for the three and six months ended June 30, 2011 increased 381% to $133.0 million and 399% to $267.5 million, respectively, from the comparable 2010 periods. This increase was largely attributable to our acquisition of Qualitest on November 30, 2010, which contributed $105.1 million and $211.4 million of net sales of generic products during the three and six months ended June 30, 2011, respectively.

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Cost of revenues	236,697	39	107,216	27	468,255	40	201,289	26
Selling, general and administrative	178,133	29	133,251	34	337,519	29	266,586	35
Research and development	40,840	7	44,656	11	82,970	7	73,824	10
Acquisition related costs	17,626	3	4,796	1	23,699	2	6,325	1
Impairment of long-lived assets	—	—	13,000	3	—	—	13,000	2

Total costs and expenses*	473,296	78	302,919	76	912,443	78	561,024	74

*	– Percentages may not add due to rounding.

Cost of Revenues and Gross Margin. Cost of revenues for the three and six months ended June 30, 2011 increased 121% to $236.7 million and 133% to $468.3 million, respectively, from the comparable 2010 periods. This increase was primarily driven by our second half 2010 acquisitions as well as our June 2011 acquisition of AMS, which, on a combined basis, contributed approximately $125.1 million and $258.9 million to our cost of revenues during the three and six months ended June 30, 2011, respectively. The remaining increase relates to increased sales of our legacy Endo products. Gross profit margins for the three months ended June 30, 2011 and 2010 were 61% and 73%, respectively. Gross profit margins for the six months ended June 30, 2011 and 2010 were 60% and 74%, respectively. The reduction in gross profit margins is primarily due to the acquisitions of HealthTronics and Qualitest, which contributed a lower gross profit margin percentage than Endo’s legacy products. Gross profit margin has also been unfavorably impacted by the increased amortization expense during the three and six months ended June 30, 2011 compared to the comparable 2010 periods as a result of our recent acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2011 increased 34% to $178.1 million and 27% to $337.5 million, respectively, from the comparable 2010 periods. This increase was primarily driven by our second half 2010 acquisitions and our June 2011 acquisition of AMS, which, on a combined basis, contributed approximately $30.3 million and $51.9 million of expense, respectively, during the three and six months ended June 30, 2011.

Research and Development Expenses. Research and development expenses decreased 9% to $40.8 million for the three months ended June 30, 2011 from the comparable 2010 period and increased 12% to $83.0 million for the six months ended June 30, 2011 from the comparable 2010 period. The decrease for the three months ended June 30, 2011 was primarily driven by a decrease in milestone payments and the timing and the increase for the six months ended June 30, 2011 was primarily driven by the addition of Qualitest’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, and the expansion of our efforts in the pharmaceutical discovery and device research and development areas.

Acquisition Related Items. Acquisition-related items for the three and six months ended June 30, 2011 increased 268% to $17.6 million and 275% to $23.7 million, respectively, from the comparable 2010 periods. Acquisition-related items for the three and six months ended June 30, 2011 primarily consisted of transaction fees of $24.1 million and $30.9 million, respectively, including legal, separation, integration, and other expenses for our recent acquisitions, partially offset by favorable changes in the fair value of the acquisition-related contingent consideration of $6.5 million and $7.2 million, respectively, which were recorded as gains. The change in the fair value of the acquisition-related contingent consideration primarily reflects changes of our present value assumptions associated with our valuation models. This compares to $4.8 million and $6.3 million in expense, respectively, in the comparable 2010 periods resulting from changes in the fair value of the acquisition-related contingent consideration and other miscellaneous integration costs associated with our 2009 acquisition of Indevus.

Interest Expense, net. The components of interest expense (income), net at June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$25,731	$10,407	$44,648	$20,635
Interest income	(171)	(423)	(298)	(847)

Interest expense, net	$25,560	$9,984	$44,350	$19,788

Interest expense for the three and six months ended June 30, 2011 increased 147% to $25.7 million and 116% to $44.6 million, respectively, from the comparable 2010 periods. This increase is primarily due to $7.3 million of interest expense during the three and six months ended June 30, 2011 resulting from the $3.1 billion of indebtedness the Company incurred in June of 2011 as well as $10.9 million and $22.3 million, respectively, of interest expense during the three and six months ended June 30, 2011 resulting from the $800.0 million of indebtedness the Company incurred in November of 2010, $400 million of which remains at June 30, 2011. These increases were partially offset by decreases in interest related to our early retirement of the 2009 Credit Facility and the Non-recourse Notes in 2010 and $395 million of Term Loan debt in June 2011. Changes in interest income for the three and six months ended June 30, 2011 resulted from fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments.

Other (income) expense, net. The components of Other (income) expense, net at June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain on trading securities	$—	$(13,714)	$—	$(15,420)
Loss on auction-rate securities rights	—	13,749	—	15,659
Other (income) expense, net	(125)	(236)	223	(659)

Other (income) expense, net	$(125)	$(201)	$223	$(420)

During the three and six months ended June 30, 2010, the value of our trading auction-rate securities increased by $13.7 million and $15.4 million, respectively. The increases in fair value were more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $13.7 million and $15.7 million, respectively, for the three and six-months ended June 30, 2010. On June 30, 2010, our auction-rate securities rights were exercised. Accordingly, the Rights were written off in their entirety and our auction-rate securities then classified as trading securities were sold.

Income Tax. Income tax for the three and six months ended June 30, 2011 increased 1% to $32.8 million and decreased 4% to $66.2 million, respectively, from the comparable 2010 periods. These fluctuations are due to the decrease in our effective income tax rate to 32.7% and 32.8% for the three and six months ended June, 2011 from 38.6% and 38.1%, respectively, in the comparable 2010 periods, offset by an increase in income before tax. The decrease in the effective income tax rate is primarily due to non-taxable income attributable to noncontrolling interests assumed as part of the HealthTronics acquisition, benefit from the Research and Development credit that was expired during the comparable 2010 period, an increase in the Domestic Production Activities deduction, and a release of FIN 48 reserves due to settlements with the IRS. The decrease was partially offset by a non-deductible charge for the Branded Prescription Drug fee enacted by Congress in 2011 and transaction costs related to the AMS acquisition completed June 17, 2011.

2011 Outlook. We estimate that our 2011 total revenue will be between $2.72 billion and $2.80 billion with total Branded Pharmaceuticals segment revenues between $1.625 billion and $1.69 billion, total Generics segment revenue between $550.0 million and $575.0 million and total Device and Services segment revenue between $520.0 million and $550.0 million. Our estimate is based on the continued growth of both our generic and branded product portfolios, driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel, and by new revenues from launching FortestaTM Gel, the full-year effect of our acquisitions of Qualitest and HealthTronics, and approximately six months of revenues from AMS, which was acquired in June 2011. Cost of revenues as a percent of total revenues is expected to increase when compared to 2010. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with Qualitest and HealthTronics, approximately six months of amortization expenses associated with the intangible assets acquired with AMS, and a change in the mix of revenues as a result of the AMS, Qualitest, Penwest, and HealthTronics acquisitions. Selling, general and administrative expenses as a percentage of revenues are expected to decline in 2011, relative to 2010, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts and forecasted synergies associated with our 2010 acquisitions and our acquisition of AMS. Selling, general and administrative expenses, however, will increase, reflecting the full year effects of our 2010 acquisitions and approximately six months of expenses from AMS. We will continue to provide promotional support behind our key on-market products. Research and development expenses are expected to increase due to the addition of AMS’s and Qualitest’s research and development portfolios to our existing programs, the progress of our branded pharmaceutical portfolio’s development, and the expansion of our efforts in the pharmaceutical discovery and device research and development areas. There can be no assurance that the Company will achieve these results.

Business Segment Results Review

As a result of our 2010 acquisitions, the Company realigned its internal management reporting in 2010 to reflect a total of three reportable segments. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated.

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

Generics. This segment is comprised of our legacy Endo non-branded generic portfolio and the portfolio from our recently acquired Qualitest business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorder, immunosuppression, oncology and hypertension markets, among others.

Devices and Services. The Devices and Services operating segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the United States. These services and products are sold through the following eight business lines: men’s health, women’s health, BPH therapy, lithotripsy services, prostate treatment services, radiation therapy services, anatomical pathology services, and medical products manufacturing, sales and maintenance. These business lines are discussed in greater detail within Note 5.

In 2010, the Company began to evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, cost reduction initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.

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

Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30 2011 and 2010 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues to external customers
Branded Pharmaceuticals	$398,267	$368,840	$773,781	$707,376
Generics	133,047	27,684	267,456	53,560
Devices and Services	76,297	—	126,400	—

Total consolidated net revenues to external customers	$607,611	$396,524	$1,167,637	$760,936

Branded Pharmaceuticals. Net pharmaceutical product sales for the three and six months ended June 30, 2011 increased 8% to $398.3 million and 9% to $773.8 million, respectively, from the comparable 2010 periods. These increases were primarily driven by increased revenues of Opana® ER and Voltaren® Gel.

Generics. Net pharmaceutical product sales for the three and six months ended June 30, 2011 increased 381% to $133.0 million and 399% to $267.5 million, respectively, from the comparable 2010 periods. This increase was largely attributable to our acquisition of Qualitest on November 30, 2010, which contributed $105.1 million and $211.4 million of net sales of generic products during the three and six months ended June 30, 2011, respectively.

Devices and Services. Revenue during the three and six months ended June 30, 2011 was $76.3 million and $126.4 million, respectively. These amounts consist entirely of revenues from the acquisition of HealthTronics in July 2010 and AMS in June 2011.

Adjusted income (loss) before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Adjusted income (loss) before income tax
Branded Pharmaceuticals	$209,619	$183,787	$402,875	$353,111
Generics	21,126	3,065	47,513	6,311
Devices and Services	25,474	—	39,915	—
Corporate unallocated	(67,032)	(43,935)	(123,301)	(88,289)

Total consolidated adjusted income before income tax	$189,187	$142,917	$367,002	$271,133

Branded Pharmaceuticals. Adjusted income before income tax for the three and six months ended June 30, 2011 increased 14% to $209.6 million and 14% to $402.9 million, respectively, from the comparable 2010 periods. This increase was primarily driven by increased revenues from our Branded Pharmaceuticals segment as well as the decrease in the royalty expense to Penwest from $12.3 million and $19.5 million during the three and six months ended June 30, 2010, respectively, to zero during the three and six months ended June 30, 2011. This royalty was eliminated upon our acquisition of Penwest in the third quarter of 2010.

Generics. Adjusted income before income tax for the three and six months ended June 30, 2011 increased 589% to $21.1 million and 653% to $47.5 million, respectively, from the comparable 2010 periods. This increase was primarily driven by increased revenues from our Generics segment as well as decreased research and development expense as a percentage of sales.

Devices and Services. Adjusted income before income tax during the three and six months ended June 30, 2011 was $25.5 million and $39.9 million, respectively. This amount consists entirely of the operating results of HealthTronics, which we acquired in July 2010, and AMS, which we acquired in June 2011.

Corporate unallocated. Corporate unallocated adjusted loss before income tax for the three and six months ended June 30, 2011 increased 53% to $67.0 million and 40% to $123.3 million, respectively, from the comparable 2010 periods, which is primarily attributable to the overall growth of our business and the related increase in corporate costs, including increases in interest expense of $15.3 million and $24.0 million respectively.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. generally accepted accounting principles (GAAP), for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June,		Six months ended June 30,
	2011	2010	2011	2010
Total consolidated adjusted income before income tax	$189,187	$142,917	$367,002	$271,133
Upfront and milestone payments to partners	(13,990)	(15,911)	(24,991)	(18,891)
Acquisition-related items	(17,626)	(4,796)	(23,699)	(6,325)
Cost reduction initiatives and separation benefits	(533)	(4,006)	(3,995)	(9,520)
Impairment of other intangible assets	—	(13,000)	—	(13,000)
Amortization of intangible assets related to marketed products and customer relationships	(40,444)	(17,135)	(77,655)	(34,352)
Inventory step-up	(2,995)	—	(16,781)	—
Non-cash interest expense	(4,719)	(4,212)	(9,260)	(8,262)
Loss on extinguishment of debt, net	(8,548)	—	(8,548)	—
Other (expense) income, net	—	(35)	—	(239)

Total consolidated income before income tax	$100,332	$83,822	$202,073	$180,544

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $454.4 million at June 30, 2011 compared to $623.7 million at December 31, 2010. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $692.9 million at June 30, 2011 compared to $466.2 million at December 31, 2010. Cash and cash equivalents at June 30, 2011 and December 31, 2010 primarily consisted of bank deposits, time deposits and money market funds.

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

Beyond 2011, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments of up to approximately $336.9 million in contingent cash consideration payments related to our acquisitions of Indevus and Qualitest, products, product rights, or technologies, the payment of contractual obligations, including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

On November 30, 2010, we terminated the 2009 Credit Facility. Concurrent with the termination of the 2009 Credit Facility, we established a $400 million, five-year senior secured term loan facility (the Term Loan Facility), and a $500 million, five-year senior secured revolving credit facility (the 2010 Revolving Credit Facility and, together with the Term Loan Facility, the 2010 Credit Facility) with JP Morgan Chase Bank, Royal Bank of Canada, and certain other lenders. The 2010 Credit Facility was established primarily to finance our acquisition of Qualitest and was available for working capital, general corporate purposes and letters of credit. The agreement governing the 2010 Credit Facility (the 2010 Credit Agreement) also permitted up to $200 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of the JP Morgan Chase Bank (the administrative agent) without the need for consent from any of the existing lenders under the 2010 Credit Facility.

The obligations of the Company under the 2010 Credit Facility were guaranteed by certain of the Company’s domestic subsidiaries and were secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2010 Credit Facility contained certain usual and customary covenants, including, but not limited to covenants to maintain maximum leverage and minimum interest coverage ratios. Borrowings under the 2010 Credit Facility bore interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio. For term loans and revolving loans (other than Swing Line Loans), the Company had been permitted to elect to pay interest based on an adjusted LIBOR rate plus between 2.00% and 2.75% or an Alternate Base Rate (as defined in the 2010 Credit Agreement) plus between 1.00% and 1.75%. The Company had also paid a commitment fee of between 35 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.

On June 17, 2011, we terminated the 2010 Credit Facility. Concurrent with the termination of the 2010 Credit Facility, we established a $1,500 million, five-year senior secured term loan facility (the Term Loan A Facility), a $700 million, seven-year senior secured term loan facility (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Loan Facilities), and a $500 million, five-year senior secured revolving credit facility (the 2011 Revolving Credit Facility and, together with the Term Loan Facilities, the 2011 Credit Facility) with Morgan Stanley Senior Funding, Inc., as administrative agent, Bank of America, N.A., as Syndication Agent, and certain other lenders. The 2011 Credit Facility was established primarily to finance our acquisition of AMS and is available for working capital, general corporate purposes and lines of credit. The agreement governing the 2011 Credit Facility (the 2011 Credit Agreement) also permits up to $500 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of Morgan Stanley Senior Funding, Inc. (the administrative agent) without the need for consent from any of the existing lenders under the 2011 Credit Facility.

The obligations of the Company under the 2011 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility contains certain usual and customary covenants, including, but not limited to covenants to maintain maximum leverage and minimum interest coverage ratios. Borrowings under the 2011 Credit Facility bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s Leverage Ratio. For term A loans and revolving loans (other than Swing Line Loans), the Company is permitted to elect to pay interest based on an adjusted LIBOR rate plus between 1.75% and 2.50% or an Alternate Base Rate (as defined in the 2011 Credit Agreement) plus between 0.75% and 1.50%. For term B loans, the Company may elect to pay interest based on an adjusted LIBOR rate plus 3.00% or an Alternate Base Rate plus 2.00%. The Company will pay a commitment fee of between 37.5 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.

7.00% Senior Notes Senior Notes due 2019. On June 8, 2011, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2019 (the 2019 Notes).The 2019 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2019 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2019 Notes offering to partially finance the acquisition of AMS, and to pay related fees and expenses.

The 2019 Notes bear interest at a rate of 7.00% per year, accruing from June 8, 2011. Interest on the 2019 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2019 Notes will mature on July 15, 2019, subject to earlier repurchase or redemption in accordance with the terms of the indenture governing the 2019 Notes. The indenture governing the 2019 Notes contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon The 2019 Notes receiving investment grade credit ratings.

7.00% Senior Notes Senior Notes due 2020. On November 23, 2010, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2020 (the 2020 Notes).The 2020 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2020 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2020 Notes offering to partially finance the acquisition of Qualitest, and to pay related fees and expenses.

The 2020 Notes bear interest at a rate of 7.00% per year, accruing from November 23, 2010. Interest on the 2020 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The 2020 Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture governing the 2020 Notes. The indenture governing the 2020 Notes contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon The 2020 Notes receiving investment grade credit ratings.

7.25% Senior Notes Senior Notes due 2022. On June 8, 2011, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $500.0 million aggregate principal amount of 7.25% Senior Notes due 2022 (the 2022 Notes).The 2022 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2022 Notes offering to partially finance the acquisition of AMS, and to pay related fees and expenses.

The 2022 Notes bear interest at a rate of 7.25% per year, accruing from June 8, 2011. Interest on the 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the indenture governing the 2022 Notes. The indenture governing the 2022 Notes contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon The 2022 Notes receiving investment grade credit ratings.

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

In August 2009, the Company commenced a cash tender offer for any and all outstanding Non-recourse notes. The purpose of the tender offer was to acquire any and all Notes to reduce our consolidated interest expense. The aggregate principal amount of Non-recourse Notes purchased represented approximately 46% of the $105 million aggregate principal amount of Non-recourse Notes that were outstanding prior to the Expiration Time. Accordingly, the Company recorded a $4.0 million gain on the extinguishment of debt, net of transaction costs. The gain was calculated as the difference between the aggregate amount paid to purchase the Non-recourse Notes and their carrying amount.

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

We received proceeds of approximately $370.7 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering. Interest is payable semiannually in arrears on each April 15 and October 15 with the first interest payment being made on October 15, 2008. The Convertible Notes will mature on April 15, 2015, unless earlier converted or repurchased by us.

Holders of the Convertible Notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the Convertible Notes (the Indenture): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the Convertible Notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the notes. It is our current intention to settle the principal amount of any conversion consideration in cash. The Convertible Notes became convertible at the option of holders beginning July 1, 2011. The conversion right was triggered on June 16, 2011, when the closing sale price of the Company’s common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on June 30, 2011. In the event that holders of Convertible Notes elect to convert, the Company expects to fund any cash settlement of any such conversion from working capital, borrowings under its credit facility, and/or cash proceeds from the exercising of common stock call options under the convertible note hedge described in more detail below. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of June 30, 2011. The Company will reassess the convertibility of the Convertible Notes, and the related balance sheet classification, on a quarterly basis. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. There have been no conversions as of the date of this filing.

The Convertible Notes are only included in the dilutive net income per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13 million.

The following table provides the range of shares that would be included in the dilutive net income per share calculation for the Convertible Notes and Warrants based on share price sensitivity (in thousands except per share data):

	Three months ended March 31, 2011					Three months ended June 30, 2011
	-5%	Actual		+5%	+10%	-5%	Actual		+ 5%	+10%
Average market price of Endo common stock:	$33.20	$34.95		$36.70	$38.45	$38.13	$40.14		$42.15	$44.15

Impact on dilutive shares:
Convertible Notes	1,566	2,138		2,656	3,127	3,044	3,543		3,993	4,401
Warrants	—	—		—	—	—	46		663	1,222

	1,566	2,138	(1)	2,656	3,127	3,044	3,589	(1)	4,656	5,623

(1)	Amount included in total diluted shares outstanding of 120.8 million and 122.7 million for the respective three month periods ended March 31, 2011 and June 30, 2011.

In accordance with applicable guidance, we calculate our year-to-date basic and diluted shares outstanding using an average of each quarter’s basic and diluted share amounts. Accordingly, the actual dilutive impact of our Convertible Notes and warrants for the six months ended June 30, 2011 was 2.8 million shares and 23,000 shares, respectively.

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041

As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until June 30, 2011, we paid $1.6 million to redeem $1.0 million of the 2036 Notes at a stated conversion premium of 1.5571. During the same period, we paid $271.6 million to redeem $160.3 million of the 2041 Notes at a stated conversion premium of 1.6940. Substantially all of the AMS Notes not yet redeemed as of June 30, 2011 are expected to be redeemed during the third quarter of 2011.

Based on the timing of our acquisition of AMS, the terms of the indentures governing the AMS Notes, and the stated conversion premiums, we expect to pay $95.0 million for the remaining principal amount of $61.0 million on the 2036 Notes and $151.9 million for the remaining principal amount of $89.7 million on the 2041 Notes, excluding any accrued interest.

We recognized $0.1 million of interest expense related to the AMS Notes for the six months ended June 30, 2011.

Share Repurchase Program. Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, timing and extent of future business development activity, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the six months ended June 30, 2011 totaling $34.7 million and approximately 2.2 million shares of our common stock during the six months ended June 30, 2010 totaling $50.1 million.

Marketable Securities. Beginning in 2008 and continuing through 2011, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. As a result of our auction-rate securities rights agreement with UBS (described in more detail below), we have been able to minimize our credit risk losses. On June 30, 2010, we were able to exercise our auction-rate securities rights (the Rights), described below, with UBS and liquidate our remaining UBS auction-rate security portfolio at par value. At June 30, 2011, $18.8 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. This policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of June 30, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 4.78% on June 30, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 185 basis points at June 30, 2011 and 218 basis points at December 31, 2010.

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

We did not sell any of our remaining auction-rate securities during the six months ended June 30, 2011. During the six month period ended June 30, 2010, we sold $230.3 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

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

As of June 30, 2011, the yields on our long-term auction-rate securities ranged from 0.26% to 0.30%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of June 30, 2011, the weighted average yields for our long-term auction-rate securities were 0.28%. Total interest recognized on our auction-rate securities during the six months ended June 30, 2011 and June 30, 2010 was less than $0.1 million and $0.6 million, respectively. The issuers have been making interest payments promptly.

At June 30, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.5 million, representing a 7%, or $1.3 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at June 30, 2011, the resultant discount to the original purchase price or par value would have been $1.0 million and $1.6 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

At June 30, 2011 and December 31, 2010, the fair value of our auction-rate securities rights was zero.

Working Capital. Working capital decreased to $454.4 million as of June 30, 2011 from $623.7 million as of December 31, 2010. The components of our working capital as of June 30, 2011 and December 31, 2010 are below:

	June 30, 2011	December 31, 2010
Total current assets	$1,893,634	$1,359,534
Less: Total current liabilities	1,439,264	735,828

Working capital	$454,370	$623,706

Working capital decreased primarily due to the reclassification of our 1.75% Convertible Senior Subordinated Notes Due 2015 (the Convertible Notes), with a carrying amount of $288.9 million from a non-current to a current liability as a result of the Convertible Notes becoming convertible during 2011. Additionally, we had a negative impact on working capital related to cash outflows of $34.7 million for share repurchases during the six months ended June 30, 2011. The effect of these items was partially offset by the net working capital impact of our June 17, 2011 acquisition of AMS and our operating results.

The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six month ended June 30, 2011	Six month ended June 30, 2010
Net cash flow provided by (used in):
Operating activities	$214,313	$176,356
Investing activities	(2,368,594)	154,785
Financing activities	2,309,832	(47,332)
Effect of foreign exchange rate	104	—

Net increase in cash and cash equivalents	155,655	283,809
Cash and cash equivalents, beginning of period	466,214	708,462

Cash and cash equivalents, end of period	$621,869	$992,271
Current ratio	1.3:1	3.3:1
Days sales outstanding	46	47

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $214.3 million for the six months ended June 30, 2011 compared to $176.4 million for the six months ended June 30, 2010. Significant components of our operating cash flows for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash Flow Data-Operating Activities:
Consolidated net income	$135,847	$111,815
Depreciation and amortization	97,739	42,955
Stock-based compensation	18,772	10,391
Amortization of debt issuance costs and premium/discount	14,345	11,564
Loss on extinguishment of debt	8,548	—
Change in fair value of contingent consideration	(7,230)	1,120
Impairment of long-lived assets	—	13,000
Loss on auction-rate securities rights	—	15,659
Unrealized loss on trading securities	—	(15,420)
Changes in assets and liabilities which (used) provided cash:	(61,756)	(15,844)
Other, net	8,048	1,116

Net cash provided by operating activities	$214,313	$176,356

The increase in net cash provided by operating activities compared to the prior year was primarily attributable to increased consolidated net income in a period of increasing depreciation, amortization, stock-based compensation, and other costs which do not impact net cash provided by operating activities. This increase was partially offset by a decrease in cash inflows during the first half of 2011 from changes in assets and liabilities which provided cash, as compared to the first half of 2010.

Net Cash used in/provided by Investing Activities. Net cash used in investing activities was $2,368.6 million for the six months ended June 30, 2011 compared to net cash provided by investing activities of $154.8 million during the same period of 2010. The change is primarily related to net cash paid for acquisitions of $2,342.6 million.

Net Cash provided by/used in Financing Activities. Net cash provided by financing activities was $2,309.8 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $47.3 million during the six months ended June 30, 2010. The change was primarily a result of our incremental borrowings during the first half of 2011 of $2,618.2 million, net of debt issuance costs of $81.8 million, partially offset by payments on the AMS Notes of $273.2 million.

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

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Teikoku Seiyaku Co., Ltd., our sole supplier of Lidoderm®, is located in Southeast Japan. The Company does not currently believe these events will have a material impact on its business, results of operations, financial condition or cash flows.

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

Acquisitions. As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs or costs of restructuring activities.

AMS

On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $71.6 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned subsidiary of the Company. AMS’ shares were purchased at a price of $30.00 per share.

AMS is a worldwide developer and provider of technology solutions to physicians treating men’s and women’s pelvic health conditions. The AMS business and applicable services include:

Men’s Health.

AMS supplies surgical solutions for the treatment of male urinary incontinence, the involuntary release of urine from the body. The fully implantable AMS 800® system includes an inflatable urethral cuff to restrict flow through the urethra and a control pump that allows the patient to discreetly open the cuff when he wishes to urinate. Since 2000, AMS has also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence, and in 2007, AMS released the AdVance® sling system for the treatment of mild to moderate stress urinary incontinence. AMS also offers the UroLume® endoprosthesis stent as a less invasive procedure for patients who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures.

AMS also supplies penile implants to treat erectile dysfunction, the inability to achieve or maintain an erection sufficient for sexual intercourse, with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS. AMS has refined its implants over the years with improvements to the AMS 700® series of inflatable prostheses, including the AMS 700 LGX® and the MS Pump®. Another key factor that distinguishes AMS’s products is the use of the InhibiZone® antibiotic coating, which received FDA approval in July 2009 for our product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections.

Women’s Health.

AMS offers a broad range of systems, led by Monarc® and MiniArc®, to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. Monarc® incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. AMS’s MiniArc® Single-Incision Sling for stress incontinence was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis. In 2010, AMS launched the MiniArc PreciseTM, which is designed to enhance the ease and accuracy of placement of the MiniArc® device.

AMS also offers solutions for pelvic floor prolapse and other pelvic floor disorders, which may be caused by pregnancy, labor, and childbirth. In 2008, AMS introduced the Elevate® transvaginal pelvic floor repair system, with no external incisions. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision. The posterior system was launched in 2008 and the anterior system was launched in 2009.

BPH Therapy.

AMS’s products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of benign prostatic hyperplasia (BPH) or bulbar urethral strictures. AMS offers men experiencing a physical obstruction of the prostatic urethra an alternative to a transurethral resection of the prostate (TURP), with the GreenLightTM photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with TURP. AMS’s GreenLightTM XPS and MoXyTM Liquid Cooled Fiber provide shorter treatment times with similar long-term results compared to other laser systems. The GreenLightTM laser system offers an optimal laser beam that balances vaporization of tissue with coagulation to prevent blood loss and providing enhanced surgical control compared to other laser systems. AMS also offers the StoneLight® laser and SureFlexTM fiber optics for the treatment of urinary stones. StoneLight® is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlexTM fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.

AMS’s TherMatrx® product is designed for those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired. It is a less-invasive tissue ablation technique that can be performed in a physician’s office using microwave energy delivered to the prostate.

The acquisition of AMS provides Endo scale in its Devices and Services business segment, and the combination of AMS with Endo’s existing platform will provide additional cost-effective solutions across the entire urology spectrum.

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2011 reflects the acquisition of AMS.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

Cash and cash equivalents	$47,289
Commercial paper	71,000
Accounts receivable	73,868
Other receivables	791
Inventories	75,525
Prepaid expenses and other current assets	7,133
Income taxes receivable	11,179
Deferred income taxes	15,360
Property and equipment	57,372
Other intangible assets	1,390,000
Other assets	4,581

Total identifiable assets	$1,754,098

Accounts payable	$9,437
Accrued expenses	45,648
Deferred income taxes	507,019
Long-term debt	520,012
Other liabilities	23,578

Total liabilities assumed	$1,105,694

Net identifiable assets acquired	$648,404
Goodwill	$1,752,427

Net assets acquired	$2,400,831

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets, property and equipment, contingent assets and liabilities, and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the AMS Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	49.0	15
BPH	26.0	13

Total	$172.0	16

Developed Technology:
Men’s Health	$690.0	18
Women’s Health	230.0	9
BPH	161.0	18

Total	$1,081.0	16

In Process Research & Development:
Oracle	$22.0	n/a
Genesis	14.0	n/a
TOPAS	8.0	n/a
Other	22.0	n/a

Total	$66.0	n/a

	Valuation (in millions)	Amortization Period (in years)
Tradename:
AMS	$59.0	n/a
GreenLight	12.0	15

Total	$71.0	n/a

Total other intangible assets	$1,390.0	n/a

The fair value of the developed technology, in-process research and development and customer relationship assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the AMS and GreenLight tradenames were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be received if the Company were to license the AMS or GreenLight tradename. Thus, we derived the hypothetical royalty income from the projected revenues of AMS and GreenLight products, respectively. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

The $1,752.4 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $13.2 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $15.4 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $507.0 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $21.1 million and $23.3 million of AMS acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$16,070	$16,070
Legal, separation, integration, and other costs	5,058	7,194

Total	$21,128	$23,264

The amounts of revenue and net income of AMS included in the Company’s Condensed Consolidated Statements of Operations from and including June 18, 2011 to June 30, 2011 are as follows (in thousands, except per share data):

Revenue and Income included in the Condensed Consolidated Statements of Operations from and including June 18, 2011 to June 30, 2011
Revenue	$26,812
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$2,094
Basic net income per share	$0.02
Diluted net income per share	$0.02

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2010 for the three and six months ended June 30, 2011 and 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2011	Six months ended June 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$705,119	$1,406,013
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$14,810	$89,740
Basic net income per share	$0.13	$0.77
Diluted net income per share	$0.12	$0.74

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$532,939	$1,032,585
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$26,925	$56,385
Basic net income per share	$0.23	$0.48
Diluted net income per share	$0.23	$0.48

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AMS to reflect factually supportable adjustments that give effect to events that are directly attributable to the AMS Acquisition, including the borrowing under the 2011 Credit Facility, 2019 Notes, and 2022 Notes as well as the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, inventory, and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $769.4 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into two separate escrow accounts. One of the escrow accounts is $8 million and will be used to fund any working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. We expect this escrow to be settled in 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

In connection with the $100 million escrow account, to the extent that we are able to realize tax benefits for costs that are funded by the escrow account, we will be required to share these tax benefits with Apax.

Qualitest is a manufacturer and distributor of generic drugs and over-the-counter pharmaceuticals throughout the United States. Qualitest’s product portfolio is comprised of 175 product families in various forms including tablets, capsules, creams, ointments, suppositories, and liquids. This acquisition has enabled us to gain critical mass in our generics business while strengthening our pain portfolio through a larger breadth of product offerings.

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	(121)	1,902
Deferred income taxes	63,509	4,817	68,326
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(2,304)	$1,253,574

Accounts payable	$27,422	$—	$27,422
Accrued expenses	55,210	3,466	58,676
Deferred income taxes	207,733	(2,468)	205,265
Long-term debt	406,758	—	406,758
Other liabilities	9,370	—	9,370

Total liabilities assumed	$706,493	$998	$707,491

Net identifiable assets acquired	$549,385	$(3,302)	$546,083
Goodwill	$219,986	$3,302	$223,288

Net assets acquired	$769,371	$—	$769,371

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Qualitest Acquisition Date. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to intangible assets, certain liabilities and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Qualitest Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

Total	$618.0	16

In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

	Valuation (in millions)	Amortization Period (in years)

Tradename:
Qualitest tradename	$20.0	15

Total	$20.0	15

Total other intangible assets	$836.0	n/a

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

The $223.3 million of goodwill was assigned to our Generics segment. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $68.3 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $205.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.4 million and $4.6 million of Qualitest acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,353	4,594

Total	$1,353	$4,594

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three and six months ended June 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$481,382	$926,193
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$50,004	$109,787
Basic net income per share	$0.43	$0.94
Diluted net income per share	$0.43	$0.94

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

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

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

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

The Company recognized $0.2 of Penwest acquisition-related costs that were expensed during the three and six months ended June 30, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769	$—	$6,769
Accounts receivable	33,111	277	33,388
Other receivables	1,006	—	1,006
Inventories	12,399	—	12,399

	July 2, 2010 (As initially reported)	Measurement period adjustments	July 2, 2010 (As Adjusted)
Prepaid expenses and other current assets	5,204	—	5,204
Deferred income taxes	43,737	2,752	46,489
Property and equipment	30,687	—	30,687
Other intangible assets	65,866	7,258	73,124
Other assets	5,210	—	5,210

Total identifiable assets	$203,989	$10,287	$214,276

Accounts payable	$3,084	$—	$3,084
Accrued expenses	11,551	8,959	20,510
Deferred income taxes	20,377	1,999	22,376
Long-term debt	44,751	(1,291)	43,460
Other liabilities	1,434	351	1,785

Total liabilities assumed	$81,197	$10,018	$91,215

Net identifiable assets acquired	$122,792	$269	$123,061
Noncontrolling interests	$(60,119)	$(3,108)	$(63,227)
Goodwill	$152,170	$2,839	$155,009

Net assets acquired	$214,843	$—	$214,843

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the HealthTronics Acquisition Date. As of June 30, 2011, our measurement period adjustments are complete.

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

The $155.0 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the HealthTronics network of urology partnerships, expected corporate synergies, the assembled workforce of HealthTronics and other factors. Approximately $33.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $46.5 million are related primarily to federal net operating loss and credit carryforwards of HealthTronics and its subsidiaries. Deferred tax liabilities of $22.4 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.5 million and $2.9 million of HealthTronics acquisition-related costs that were expensed during the three and six months ended June 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended June 30, 2011	Six months ended June 30, 2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,511	2,861

Total	$1,511	$2,861

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the three and six months ended June 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$446,824	$859,625
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$53,455	$115,163
Basic net income per share	$0.46	$0.99
Diluted net income per share	$0.46	$0.98

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

Acquisition-Related Contingent Consideration

As of June 30, 2011 and December 31, 2010, the fair value of the contingent consideration is $9.2 million and $16.1 million, respectively. The material components of this obligation are discussed below.

Indevus

The Indevus Contingent Consideration Agreements were measured and recognized at fair value upon the Indevus Acquisition Date and are required to be re-measured on a recurring basis, with changes to fair value recorded in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations. The fair values were determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The valuation of each Indevus Contingent Consideration Agreement is described in further detail below:

•

AveedTM Contingent Consideration – The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be zero at June 30, 2011, $7.1 million at December 31, 2010, and $133.1 million on the Indevus Acquisition Date.

•

Octreotide Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) approval of octreotide on or before the fourth anniversary of the closing of the Offer or (2) no octreotide approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be zero at both June 30, 2011 and December 31, 2010 and $39.8 million on the Indevus Acquisition Date.

•

Valera Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be zero at both June 30, 2011 and December 31, 2010 and $13.7 million on the Indevus Acquisition Date.

At June 30, 2011, the aggregate fair value of the three Indevus Contingent Consideration Agreements decreased from $7.1 million at December 31, 2010 to zero at June 30, 2011. This decrease primarily reflects management’s current assessment of the probability that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filings and FDA approvals of AveedTM and octreotide for the treatment of acromegaly. The decrease in the liability was recorded as a gain and was included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under any of the Indevus Contingent Consideration Agreements.

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.8 million at June 30, 2011 and $9.0 million at December 31, 2010 and the Qualitest Acquisition Date, respectively.

The decrease from December 31, 2010 to June 30, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the Teva Agreement.

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

Non-U.S. Operations. We had no material operations outside of the United States during the first six months of 2011. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our financial statements.

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

Additionally, pursuant to our acquisition of AMS in June 2011, our critical accounting policies have been updated to include the following:

Foreign Currency Translation. The financial statements for operations outside the United States associated with our recent acquisition of AMS are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at period-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in Other (income) expense, net. The balance of net cumulative translation gains included in accumulated other comprehensive income was $1.0 million at June 30, 2011. Gains and losses on foreign currency transactions are also included in Other (income) expense, net.

Revenue Recognition. In our Device and Services segment, we recognize revenue generally when services are provided in the case of fees for urology treatments, for managing the operation of our lithotripters and prostate treatment devices, for maintenance services and for anatomical pathology services. In the case of fees for equipment sales, consumable sales and licensing applications, revenues are generally recognized upon delivery or for licensing fees, when the patient is treated. As a result of the acquisition of AMS, we also sell products in this segment through a direct sales force. A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the period revenue is recognized.

Occasionally, sales of capital equipment have post-sale obligations, such as installation and extended service contracts, which are fulfilled after product shipment, or the delivery of fibers which may be included in the initial sales contract. For each multiple element arrangement, we determine if each element is a separate unit of accounting by ensuring that (1) the element has standalone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, we rely upon vendor specific objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.

We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $1.7 million at June 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29 on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information in which comparative financial statements are presented. It is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The provisions of this ASU have been incorporated into this filing for our 2011 acquisitions.

In December 2010, the FASB issued ASU 2010-28 on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $15 million in 2011, which will be charged as an operating expense ratably throughout 2011.

In May 2011, the FASB issued ASU 2011-04 on fair value disclosures. This guidance amends certain accounting and disclosure requirements related to fair value measurements. It is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating ASU 2011-04 but we do not expect the impact of adoption to be material.

In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

The Company acquired Generics International (US Parent), Inc. (Qualitest) and American Medical Systems Holdings, Inc. on November 30, 2010 and June 17, 2011, respectively. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates. As such, there have been changes during the three and six months ended June 30, 2011 associated with the continued establishment and implementation of internal control over financial reporting with respect to these acquired companies.

There were no other changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

The risk factors listed below are included for the purpose of supplementing the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 in light of our recent acquisition of AMS and the 2019 and 2022 Notes, and the 2011 Credit Facility.

Risks related to our business

We face intense competition, in particular from companies that develop rival products to our branded products and from companies with which we compete to acquire rights to intellectual property assets.

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceuticals market include product quality and price, reputation, service and access to scientific and technical information. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the United States. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Cephalon, Inc., Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc. and Watson Pharmaceuticals Inc., vary depending on product category, product dosage strength and drug-delivery systems. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than some of our national competitors in the branded pharmaceuticals sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.

The intensely competitive environment of the branded products business requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. There can be no assurance that we will be able to successfully develop medical or technological innovations or that we will be able to effectively market our existing branded products or new products we develop.

Our branded products face competition from generic versions. Generic versions are generally significantly cheaper than branded versions and, where available, may be required or encouraged in place of the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law. The entrance of generic competition to our branded products generally reduces our market share and adversely affects our profitability and cash flows. Generic competition with our branded products has had and will continue to have a material adverse effect on the net sales and profitability of our branded products.

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

Under the Hatch-Waxman Act, the FDA can approve an ANDA for a generic version of a branded drug and what is referred to as a Section 505(b)(2) NDA, for a branded variation of an existing branded drug, without undertaking the full clinical testing necessary to obtain approval to market a new drug. We refer to this process as the “ANDA process.” In place of such clinical studies, an ANDA applicant usually needs to only submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The Hatch-Waxman Act requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the applicant seeking approval of a product covered by one of our patents. If such a suit is commenced, the FDA is generally prohibited from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in the generic’s favor or expiration of the patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs. Frequently, the unpredictable nature and significant costs of patent litigation leads the parties to settle to remove this uncertainty. Settlement agreements between branded companies and generic applicants may allow, among other things, a generic product to enter the market prior to the expiration of any or all of the applicable patents covering the branded product, either through the introduction of an authorized generic or by providing a license to the applicant for the patents in suit.

On January 15, 2010, we and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc., together, Teikoku, received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Watson Laboratories, Inc., or Watson, advising us of Watson’s filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to U.S. Patent No. 5,827,529, or the ‘529 patent, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company and Teikoku filed a lawsuit against Watson in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act, which would expire in June 2012. On March 4, 2010, Watson filed an Answer and Counterclaims, claiming the ‘529 patent is invalid or not infringed.

In November 2009, we obtained a license from LecTec Corporation to U.S. Patent No. 5,741,510, or the ‘510 patent for Lidoderm®. In October 2010, we granted Teikoku a license to the ‘510 patent for Lidoderm®, and Teikoku subsequently listed this patent in the FDA’s Orange Book. The ‘510 patent expires in March 2014. On June 30, 2011, the Company and Teikoku filed a second lawsuit against Watson in the United States District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes. The Company also holds a license from Hind Health Care, Inc. to U.S. Patent Nos. 5,411,738 and 5,601,838 (the Hind patents), both of which are listed in the FDA’s Orange Book for Lidoderm®. The Hind patents will expire in May 2012. Watson presumably submitted a Paragraph III certification with respect to the Hind patents, which indicated that it would not introduce its generic Lidoderm® product prior to the expiration of those patents. It is possible, however, that another generic manufacturer seeking approval of a generic version of Lidoderm® could challenge the Hind patents.

In January 2011, the Company and Teikoku received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) from Mylan Technologies Inc., or Mylan, advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Certification Notice refers to the ‘510 patent and the ‘529 patent. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, the Company filed a lawsuit against Mylan in the United States District Court for the District of Delaware, claiming that the Paragraph IV Certification Notice served by Mylan failed to comply with the requirements of 21 U.S.C. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, the Company seeks a declaration that Mylan’s Paragraph IV Certification Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, the Company alleges that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. 271(e)(2)(A).

Litigation is inherently uncertain and we cannot predict the outcome of our cases against Watson and Mylan. If either of these companies wins its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Lidoderm® prior to the expiration of the applicable patents in 2014 and 2015. Additionally, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents. For a complete description of the related legal proceeding see Note 12 of the Condensed Consolidated Financial Statements.

Notwithstanding the foregoing patent litigations, even if Watson, Mylan or any other generic manufacturer were to overcome the ‘510 and ‘529 patents, no generic version of Lidoderm® can be marketed without the approval of the FDA of the respective ANDA for a generic version Lidoderm®. In December 2006, the Division of Bioequivalence, Office of Generic Drugs, Center for Drug Evaluation and Research, or OGD, issued draft guidance making recommendations regarding establishing bioequivalence with our patent-protected product, Lidoderm® (lidocaine topical patch 5%), pursuant to which a party could seek ANDA approval of a generic version of that product. In that draft guidance, OGD has recommended a bioequivalence study characterizing the pharmacokinetic profile of lidocaine as well as a skin irritation/sensitization study of any lidocaine-containing patch formulation. This recommendation deviates from our understanding of the applicable regulations and of OGD’s past practices, which, for a topically acting product such as Lidoderm®, would require demonstration of bioequivalence through a comparative clinical equivalency study rather than through a pharmacokinetic study.

On December 19, 2006, we submitted a Citizen Petition to the FDA requesting that the FDA apply existing bioequivalence regulations to any ANDA seeking regulatory approval of a generic drug product that references Lidoderm®. We submitted an amendment to that filing in August 2007 in order to provide additional data. Our Citizen Petition emphasizes that the FDA’s recommendation deviates from applicable regulations and OGD’s past practices, both of which contemplate demonstration of bioequivalence for a topically acting product like Lidoderm® through a comparative clinical efficacy study. We believe blood levels of the active ingredient, lidocaine, cannot properly be used as the key measure in proving bioequivalence. To appropriately assess the efficacy and safety of any generic version of Lidoderm®, and to assure that the generic product has the same labeling, efficacy and safety profile as Lidoderm®, we believe that it is critical that the FDA require any ANDA applicant relying on Lidoderm® as its reference listed drug satisfy the regulations by conducting comparative clinical studies demonstrating (1) bioequivalence between the generic version and Lidoderm®, and (2) that the generic version produces the same local analgesic effect as Lidoderm® without producing a complete sensory block. The FDA has not acted on our Citizen Petition, and it is unclear whether or not the FDA will agree with our position. In addition to this Petition, on September 28, 2007, we filed comments with the FDA regarding the draft guidance through which we reiterated our position as set forth in the Citizen Petition, referencing the Citizen Petition and supporting data. The draft guidance remains available and has not been updated or revised since being issued.

Endo intends, and has been advised by Teikoku that it also intends, to vigorously defend our intellectual property rights in Lidoderm® and to pursue all available legal, business and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that our defense will be successful, and any defense may result in significant expense and divert management’s attention from our business. Additionally, we cannot predict or determine the timing or outcome of the Paragraph IV litigation discussed above but will explore all options as appropriate in the best interests of the Company.

Lidoderm® accounted for 33% of our revenues for the six months ended June 30, 2011 and 46% of our total revenues for the year ended December 31, 2010. Although we currently anticipate that Lidoderm® will represent a decreasing percentage of our annual sales without taking into account any potential future business development transactions, it will still represent a significant percentage of our revenues. Furthermore, if a generic version of Lidoderm® were introduced into the market before 2015, our revenues from Lidoderm® would decrease significantly and could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our stock price.

Patent litigation, which is often time-consuming and expensive, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The discovery, trial and appeals process in patent litigation can take several years. Regardless of FDA approval, should we commence a lawsuit against a third party for patent infringement or should there be a lawsuit commenced against us with respect to any alleged patent infringement by us, whether because of the filing of an ANDA or otherwise, the time and cost of such litigation as well as the ultimate outcome of such litigation, if commenced, whether or not we are successful, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Most of our total revenues come from a small number of products.

The following table displays our revenues by product category and as a percentage of total revenues for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Six Months Ended June 30, 2011		Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009		Twelve Months Ended December 31, 2008
	$	%	$	%	$	%	$	%
Lidoderm®	$385,565	33	$782,609	46	$763,698	52	$765,097	61
Opana® ER	177,468	15	239,865	14	171,979	12	142,202	11
Voltaren® Gel	67,953	6	104,941	6	78,868	5	23,791	2
Percocet®	54,635	5	121,347	7	127,090	9	129,966	10
Frova®	27,371	2	59,299	3	57,924	4	58,017	5
Supprelin® LA	23,737	2	46,910	3	27,822	2	—	—
Other brands	37,052	3	112,601	7	108,729	7	49,131	4

Total brands*	773,781	66	1,467,572	86	1,336,110	91	1,168,204	93
Total generics	267,456	23	146,513	9	124,731	9	92,332	7
Total devices and service revenue	126,400	11	102,144	6	—	—	—	—

Total revenues*	$1,167,637	100	$1,716,229	100	$1,460,841	100	$1,260,536	100

*	– Total percentages may not sum due to rounding.

If we are unable to continue to market any of our products, if any of them were to lose market share, for example, as the result of the entry of new competitors, particularly companies producing generic versions of branded drugs, or if the prices of any of these products were to decline significantly, our total revenues, profitability and cash flows would be materially adversely affected.

Our ability to protect and maintain our proprietary and licensed third party technology, which is vital to our business, is uncertain.

Our success, competitive position and future income will depend in part on our ability to obtain patent protection relating to the technologies, processes and products we are currently developing and those we may develop in the future. Our policy is to seek patent protection for technologies, processes and products we own and to enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. If an invention qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We cannot assure you that a third party will not infringe upon, design around or develop uses not covered by any patent issued or licensed to us or that these patents will otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office, or PTO, by analogous foreign offices or in legal proceedings. Moreover, we believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and, accordingly, our patent position may be stronger in the United States than abroad. Foreign patents may be more difficult to protect and enforce and/or the remedies available may be less extensive than in the United States. Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize certain of our patents internationally. Because unissued U.S. patent applications are typically not published for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by our pending patent applications or the first to file patent applications on those inventions. Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others may file patent applications and may receive patents that may conflict with patents or patent applications we have obtained or licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. We cannot assure you that any of our pending patent applications will be allowed, or, if allowed, whether the scope of the claims allowed will be sufficient to protect our products. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, this could have a material adverse effect on our business. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.

We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We attempt to protect our proprietary technology in large part by confidentiality agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we would have adequate remedies for any breach, that these agreements will be enforceable, or that competitors will not gain access to, or independently discover, our trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our products or know-how or require licensing and the payment of significant fees or royalties by us in order to produce our products. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Moreover, we cannot assure you that our technology does not infringe upon any valid claims of patents that other parties own.

We license certain of our material technology and trademarks from third parties, including patents related to Lidoderm® from Teikoku and Hind Health Care, Inc. We cannot guarantee that such licenses will be renewed at the expiration of their term, if subject to renewal, or that the licensors will not exercise termination rights in connection with those licenses. The loss of any of our material licenses may have a material adverse effect on our business.

In the future, if we were found to be infringing on a patent owned by a third party, we might have to seek a license from such third party to use the patented technology. We cannot assure you that, if required, we would be able to obtain such a license on terms acceptable to us, if at all. If a third party brought a legal action against us or our licensors, we could incur substantial costs in defending ourselves, and we cannot assure you that such an action would be resolved in our favor. If such a dispute were to be resolved against us, we could be subject to significant damages, and the testing, manufacture or sale of one or more of our technologies or proposed products, if developed, could be enjoined.

We cannot assure you as to the degree of protection any patents will afford, whether the PTO will issue patents or whether we will be able to avoid violating or infringing upon patents issued to others or that others will not manufacture and distribute our patented products upon expiration of the applicable patents. Though we enter into confidentiality agreements and non-compete agreements, these agreements may be of limited effectiveness, and therefore it may be difficult for us to protect our trade secrets.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices.

Companies may not promote drugs or medical devices for “off-label” uses – that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the Federal Food, Drug and Cosmetic Act, or FFDCA, and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. The FDA, the Federal Trade Commission, or the FTC, the Office of Inspector General of the Department of Health and Human Services, or the OIG, the Department of Justice, or the DOJ, and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid as well as potential liability under the federal False Claims Act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payors or other persons allegedly harmed by such conduct.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allow companies to engage in some forms of truthful, non-misleading, and non-promotional speech concerning the off-label uses of their products. The Company has endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, OIG, the DOJ and/or the state Attorneys General may take the position that the

Company is not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines. In addition, our management’s attention could be diverted from our business operations and our reputation could be damaged.

In January 2007 and April 2011, we received subpoenas issued by the OIG, and the DOJ, respectively. The subpoenas request documents relating to Lidoderm® (lidocaine patch 5%) focused primarily on the sale, marketing and promotion of Lidoderm®. We are cooperating with the government in responding to the subpoenas. At this time, we cannot predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines or penalties that might result from a settlement or an adverse outcome from this investigation. However, should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

Goodwill and other intangibles represent a significant portion of our assets. As of June 30, 2011, goodwill and other intangibles comprised approximately 70% of our total assets. As of December 31, 2010, goodwill and other intangibles comprised approximately 57% of our total assets. This provisional measurement of goodwill and other intangibles is subject to change and such changes could be significant. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually.

Events giving rise to impairment of goodwill or other intangible assets are an inherent risk in the pharmaceutical and medical device industries and cannot be predicted. As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of our goodwill or other intangible assets occur.

We may incur liability if our support of continuing medical or health education programs and/or product promotions are determined, or are perceived, to be inconsistent with regulatory requirements.

Product promotion educational activities, support of continuing medical education programs, and other interactions with health care professionals must be conducted in a manner consistent with the FDA regulations and the Anti-Kickback Statute (described below). Although we endeavor to follow the applicable requirements, should it be determined that we have not appropriately followed the requirements, the government may initiate an action against us which may result in significant liability, including administrative, civil and criminal sanctions. Such penalties could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, management’s attention could be diverted and our reputation could be damaged.

We are subject to various regulations pertaining to the marketing of our products and services.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products and services, including inducements to potential patients to request our products and services. Specifically, the federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Due to recent legislative changes, violations of the Anti-Kickback Statute also carry potential federal False Claims Act liability. Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services’ Office of Inspector General has published regulations—known as “safe harbors” —that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

Also, our HealthTronics subsidiary is subject to the federal self-referral prohibition commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain “designated health services” (DHS), reimbursed by Medicare if the physician (or a member of the physician’s immediate family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral. These restrictions generally prohibit us from billing a patient or any payor, including, without limitation, Medicare, for any DHS furnished by HealthTronics to a Medicare beneficiary, when the physician ordering the test, or any member of the physician’s immediate family, has an investment interest in, or compensation arrangement with HealthTronics, unless the arrangement meets an exception to the prohibition. Any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payor programs. Many states also have self-referral prohibitions which, unlike the Stark Law, are not limited to government payor referrals. While we have attempted to comply with the Stark Law and similar state laws, it is possible that some of our financial arrangements with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot assure you that we will be found to be in compliance with these laws following any such regulatory review.

We seek to comply with these laws and to fit our relationships with customers and other referral sources within one of the defined “safe harbors.” We are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from participation in U.S. federal and state healthcare programs (including Medicaid and Medicare). Any liability from such a violation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug and medical device products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the product’s approved or cleared labeling. Failure to comply with FDA requirements in this regard could result in, among other things, suspensions or withdrawal of approvals, product seizures, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions.

Also, the federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to, or the knowing use of false statements to obtain payment from, the government. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Federal and state authorities and private whistleblower plaintiffs recently have brought actions against drug and device manufacturers alleging that the manufacturers’ activities constituted causing healthcare providers to submit false claims, alleging that the manufacturers themselves made false or misleading statements to the federal government, or alleging that the manufacturers improperly promoted their products for “off-label” uses not approved by the FDA, or offered inducements to referral sources that are prohibited by the federal Anti-Kickback Statute. To the extent we become the subject of any such investigations or litigation, it could be time-consuming and costly to us and could have a material adverse effect on our business. In addition, if our activities are found to violate federal or state False Claims Act statutes, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

The FDA or the U.S. Drug Enforcement Administration, referred to herein as the DEA, may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal Risk Evaluation and Mitigation Strategy, or REMS, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks. On April 19, 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioid drug products requiring them to develop and submit to the FDA a post-market REMS plan to ensure that training is provided to prescribers of these products, and that information is provided to prescribers that they can use in counseling patients about the risks and benefits of opioid drug use. We received a REMS notification letter from the FDA to develop the REMS education and training program for prescribers for our Opana® ER, morphine sulfate ER, and oxycodone ER drug products. The Obama administration has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amend existing controlled substances laws to require health care practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

In December 2007, we entered into a license, development and supply agreement with Grünenthal AG for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone (an opioid), which is designed to be crush resistant. In July 2010, we filed an NDA with the FDA for a new extended-release formulation of oxymorphone, which is a semi-synthetic opioid analgesic intended for the treatment of moderate to severe chronic pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDA submission is based on a non-clinical and clinical development program designed to demonstrate the crush-resistant properties of this formulation of oxymorphone. In September 2010, we received notification from the FDA that this NDA has been granted priority review status. In November 2010, we were informed by the FDA that it no longer saw a need to convene a public advisory committee meeting to review our NDA, which the FDA had previously contemplated as a joint meeting of the Anesthetic and Life Support Drugs Advisory Committee and the Drug Safety and Risk Management Advisory Committee. In January 2011, we received a complete response letter from the FDA. The letter did not require that additional clinical studies be conducted for approval of the NDA. On July 23, 2011, we announced that we received notification from the FDA that Endo’s complete response to the FDA’s January 2011 letter has been accepted. We cannot assure you that the FDA will approve our NDA submission on a timely basis, if at all, which could delay the introduction and limit the potential market for our new extended-release formulation of oxymorphone, which may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

With respect to pharmaceutical products, the submission of an NDA or ANDA to the FDA with supporting clinical safety and efficacy data, for example, does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a drug product typically takes many years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product, and the application process is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly.

NDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product. The FDA also requires companies to undertake post-approval surveillance regarding their drug products and to report adverse events.

With respect to medical devices, such as those manufactured by HealthTronics and AMS, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the FFDCA, or premarket approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) pre-market clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support a showing of substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees. HealthTronics’ currently commercialized products have received premarket clearance under Section 510(k) of the FFDCA. AMS’s currently commercialized products have received premarket clearance or PMA from the FDA under Section 510(k) or 515 of the FFDCA.

Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, and civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

As part of its on-going quality program, AMS is engaged in a review of its quality systems, including its process validation procedures for many of its products, and is implementing a variety of enhancements to such systems, controls and procedures. In particular, because certain of AMS’s products are legacy products that have been in use for 15 to 20 years, they may require enhancements of AMS’s procedures, including additional remedial efforts, which could result in added costs.

We cannot assure you that the FDA or other regulatory agencies will approve or clear for marketing any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical and medical device products are sometimes more stringent than those that were applied in the past. For example, on January 19, 2011, the FDA’s Center for Devices and Radiological Health, or CDRH, unveiled a plan of twenty-five action items it intends to implement during 2011 relating to the 510(k) pre-market notification process for bringing medical devices to market. Among the actions the FDA plans to take are to issue guidance documents to clarify when clinical data should be submitted in support of a pre-market notification submission, to clarify the review of submissions that use “multiple predicates” in a pre-market notification submission, to clarify when modifications to a device require a new 510(k) determination, and other guidance documents. The FDA announced that it intends to refer to the Institute of Medicine, or IOM, for further review and consideration of other potential significant actions, such as whether or not to define the scope and grounds for the exercise of authority to partially or fully rescind a 510(k) marketing clearance, to clarify and consolidate the concepts of “indications for use” and “intended use,” to clarify when a device should no longer be available as a “predicate” to support a showing of substantial equivalence, whether to develop guidance on a new class of devices, called “class IIb,” for which additional data would be necessary to support a 510(k) determination. The extent to which the FDA will implement some or all of its planned action items is unknown at this time. If implemented, these actions could have a significant effect on the cost of applying for and maintaining applications under the 510(k) clearance mechanism, and on the criteria required for achieving clearance for additional uses of existing devices or new 510(k) devices. Further, some new or evolving review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has recently expressed an intention to develop such databases for certain of these products, including many opioids.

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

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, or FDAAA, Congress passed legislation authorizing the FDA to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to ensure a drug’s benefits outweigh its risks.

The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. Furthermore, new data and information, including information about product misuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products.

The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to assure that marketed products are safe, effective and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to assure against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to seek to enforce their statutory authority and regulations through administrative remedies as well as civil and criminal enforcement actions.

The FDA regulates the facilities, processes and procedures used to manufacture and market pharmaceutical and medical products in the United States. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices” (cGMP), regulations enforced by the FDA. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects both our third party and owned manufacturing facilities and procedures to assure compliance. The FDA may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or medical device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.

On May 17, 2010, our subsidiary, HealthTronics, received a warning letter from the FDA in connection with an FDA inspection of Endocare, a subsidiary of HealthTronics, conducted in November 2009. The warning letter alleges instances of deficiencies relating to medical device reporting, or MDR, complaint handling and corrective and preventative action procedures, design control, and failure to seek FDA clearance of a design change. On

June 15, 2010, HealthTronics provided a detailed response to the warning letter, including a description of its comprehensive corrective action plan to address the FDA’s concerns. On August 25, 2010, the FDA issued a reply to HealthTronics indicating that, with the exception of the remaining close-out of a corrective action and preventative action, or CAPA, review, its responses and corrective action plan appear to be adequate and will be verified at future inspections. On November 1, 2010, after ongoing updates and discussions with the FDA, HealthTronics reported that it had completed the remaining CAPA review, and was implementing corrective action to address and close-out the CAPA. On July 25, 2011, HealthTronics sent a final update letter to the FDA informing the FDA that HealthTronics has resolved all open concerns and requesting the FDA to provide a close-out letter to the May 17, 2010 warning letter. To date, the FDA has not responded, and the matter remains open.

The FDA is authorized to perform inspections under the FFDCA. During inspections of factory or manufacturing facilities, the FDA utilizes a Form FDA 483 to document and communicate observations made during inspections. The observations made on the Form 483 are not final and are not a statement as to whether the specific facility in question is compliant. Our Qualitest subsidiary operates two main manufacturing facilities, one site is located in Huntsville, Alabama and the second site is located in Charlotte, North Carolina. Both sites have been inspected by the FDA. Most recently, the Huntsville, Alabama facility received a Form 483 dated April 14, 2011 that resulted in three observations, one of which was corrected while the FDA inspector was on site. Qualitest’s response with regard to the two additional observations included a recall and the addition of further raw material testing. In June 2011, the FDA acknowledged the above-mentioned actions taken by Qualitest and informed Qualitest that any other corrective measures taken will be evaluated during a facility inspection at a later date.

The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. Failure to comply with applicable legal requirements subjects the Qualitest facilities to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. Were we not able to manufacture products at the Qualitest facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a negative impact on our business, results of operation, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.”

We cannot determine what effect changes in regulations or legal interpretations by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. On April 19, 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioid drug products requiring them to develop and submit to the FDA a post-market REMS plan to ensure that training is provided to prescribers of these products, and that information is provided to prescribers that they can use in counseling patients about the risks and benefits of opioid drug use. The Company received a REMS notification letter from the FDA to develop the REMS education and training program for prescribers for its Opana® ER, morphine sulfate ER, and oxycodone ER drug products. In addition, the Obama Administration has released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amend existing controlled substances laws to require health care practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum strength of acetaminophen in prescription combination drug products to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of prescription combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Specifically, the FDA announced that it was asking product sponsors to limit the maximum strength of acetaminophen per dosage unit of the prescription combination drug products to 325 mg over a three-year phase-out period. At the end of that period, the FDA could seek to withdraw those prescription combination drug products that contain more than 325 mg of acetaminophen from the market, citing its authority to initiate withdrawal proceedings under the FFDCA. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet, Endocet and Zydone; and the Qualitest combination drug pain relief products: butalbital/acetaminophen/caffeine, hydrocodone/acetaminophen and oxycodone/acetaminophen. In addition, under additional authority granted to the FDA by the FDAAA, the FDA notified holders of approved NDAs and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to include a Boxed Warning to include new safety information about acetaminophen and liver toxicity, and a Warning on the potential for allergic reactions. These regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain.

Before obtaining regulatory approvals for the sale of any of our new product candidates, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in our failure to obtain regulatory approvals.

The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. For example, patients may not enroll in clinical trials at the rate expected or patients may drop out after enrolling in the trials or during the trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements that may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP. We also may experience delays in obtaining, or we may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We cannot assure you that we will not experience delays or undesired results in these or any other of our clinical trials.

We cannot assure you that the FDA or foreign regulatory agencies will approve, clear for marketing or certify any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

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

Acquisitions, such as the recent Indevus, HealthTronics, Penwest, Qualitest and AMS acquisitions may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

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

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals and devices in accordance with FDA regulations. Much of our drug development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology.

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

Our generics business faces intense competition from brand-name companies that sell or license their own generic versions of our generic products or seek to delay the introduction of our generic products.

Brand-name pharmaceutical companies have taken aggressive steps to thwart competition from generic equivalents of their brand-name products. In particular, brand-name companies sell directly to the generics market or license their products for sale to the generics market through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called authorized generics). While there have been legislative proposals by members of Congress to limit the use of authorized generics, no significant regulatory approvals are currently required for a brand-name manufacturer to sell directly or through a third party to the generic market. Brand-name manufacturers do not currently face any other significant barriers to entry into such market. The introductions of these so-called “authorized generics” have had and may continue to have an adverse effect by reducing our generics market share and adversely affecting our profitability and cash flows.

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

Our revenues and profits from generic pharmaceutical products typically decline as a result of intense competition from other pharmaceutical companies.

Our generic products compete with branded products and with generic versions made by or for other manufacturers, such as Mallinckrodt Inc., Teva Pharmaceuticals Industries Ltd and Watson Pharmaceuticals, Inc. Net selling prices of generic drugs typically decline, often dramatically, as additional generic pharmaceutical companies, both domestic and foreign, receive approvals and enter the market for a given generic product and competition intensifies. When additional versions of one of our generic products enter the market, we generally lose market share and our selling prices and margins on that product decline. Because we are smaller than many of our full-line competitors in the generic pharmaceutical products sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector. Our ability to sustain our sales and profitability on any generic product over time is affected by the number of new companies selling such product and the timing of their approvals.

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

Our business exposes us to potential liability risks that arise from the testing, manufacturing, marketing and sale of our products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Product liability is a significant commercial risk for us. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective, which would also result in adverse publicity as well as in costs connected to the recall and loss of revenue.

We acquired Qualitest, and Qualitest and, in certain cases, we and certain of our subsidiaries, are named as defendants in a number of cases that have been filed in various state and federal courts that allege plaintiffs experienced injuries as a result of ingesting the prescription medicine metoclopramide, which had been manufactured and marketed by Qualitest, as well as other manufacturers. Many of these cases are in the discovery phase of the litigation. Qualitest and certain of our other subsidiaries are also named as defendants in cases that have been filed in various state and federal courts that allege plaintiffs experienced injuries as a result of ingesting prescription medications containing propoxyphene, which has been manufactured and marketed by Qualitest as well as other manufacturers. We may be subject to liabilities arising out of these cases, and will be responsible for the cost of managing these cases. We intend to contest all of these cases vigorously. Additional litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions with respect to metoclopramide, propoxyphene-containing prescription medications or other products in the future. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against us and/or Qualitest. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to, among other things, metoclopramide and propoxyphene litigation arising out of the sales of the product by Qualitest between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

We acquired AMS, and AMS has in the past had, and at present has a number of outstanding product liability claims relating to its products, including with respect to its female mesh products, which are used in most of its female incontinence prolapsed products. Surgical mesh was the subject of public health notifications in 2009 and 2011. We may be subject to liabilities arising out of these cases, and will be responsible for the cost of managing these cases. We intend to contest all of these cases vigorously. Additional litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions in the future. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against us and/or AMS.

On October 20, 2008, the FDA issued a Public Health Notification (PHN) regarding potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). The notification provides recommendations and encourages physicians to seek specialized training in mesh procedures, to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. In July 2011, FDA issued an update to the October 2008 PHN to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP. In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. FDA also stated that an advisory panel will be convened on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used for repair of POP. We cannot predict the extent to which this notice could result in a decrease in the number of surgical procedures using surgical mesh. A decrease in the number of surgical procedures using surgical mesh may adversely affect sales of our female incontinence and prolapse products.

In addition, on May 9, 2011, AMS initiated a voluntary recall of the control pump component of the AMS 800® Artificial Urinary Sphincter, a men’s health incontinence product. Based upon a review of its product test procedures, AMS was unable to confirm that all control pumps have met AMS’s requirements. AMS has not received any confirmed reports of device malfunction attributable to this concern and it believes the likelihood of a serious adverse health consequence is remote. This voluntary recall impacted U.S. sales of the AMS 800® Artificial Urinary Sphincter for approximately 60 days, and likely impacted international markets for approximately 45 days. Given the limited alternatives available for treating men with severe incontinence, AMS does not anticipate significant market share loss due to this voluntary recall. See “—The pharmaceutical and medical device industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.”

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

A number of pharmaceutical companies are defendants in litigation brought by their own current and former pharmaceutical sales representatives, alleging that the companies violated wage and hour laws by misclassifying the sales representatives as “exempt” employees, and by failing to pay overtime compensation. We are subject to one such case, Susan S. Quinn, on behalf of herself and all others similarly situated v. Endo Pharmaceuticals Inc., which was conditionally certified as an “opt-in” class action on June 1, 2011, and is currently pending in the United States District Court for the District of Massachusetts. We may in the future be the subject of similar cases. Depending on developments in this ongoing and any future litigation, there is a possibility that we will suffer an adverse decision or verdicts of substantial amounts, or that we will enter into monetary settlements. Any unfavorable outcome as a result of such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.

Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, private health insurers and others. We cannot be certain that, over time, third party payment for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payors, private insurers and other third party payers are increasingly attempting to contain healthcare costs by (1) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products approved for marketing by the FDA, (2) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval and (3) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products.

Examples of some of the major government healthcare programs include Medicare and Medicaid. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, created a new prescription drug coverage program for people with Medicare through a new system of private market insurance providers beginning in January 2006, or Part D. Although the new Part D benefit resulted in Medicare coverage for outpatient drugs previously not covered by Medicare, the new benefit has resulted in an increased use of formularies (listings of prescription drugs approved for use) such that, in the event a Medicare beneficiary’s medications are not listed on the applicable formulary, such Medicare beneficiary may not receive reimbursement for such medications. Moreover, once these formularies are established, a Medicare Part D plan is not obligated to pay for drugs omitted from a formulary, unless the beneficiary receives an exception, and the cost of these non-covered drugs will not be counted towards the annual out-of-pocket beneficiary deductible established by the Medicare Modernization Act. Also, formularies may have “tiers” where cost-sharing varies depending on the tier to which a particular drug is assigned. Further, since 2006, private insurance policies that supplement Medicare coverage, known as “Medigap” policies, no longer may include prescription drug coverage and therefore cannot be used to cover the cost of off-formulary medications. Our product mix is shifting towards products for aging demographics and, as a result, over time we will become increasingly dependent on Medicare. If our products are or become excluded from Part D plan formularies, or are placed on formulary tiers that require significant beneficiary cost-sharing, demand for our products might decrease and we may be forced to lower prices for our products, which may adversely affect our business, financial condition, results of operations and cash flows.

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

In February, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which appropriates $1.1 billion to fund comparative effectiveness research, or CER, relating to healthcare treatments. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we collectively refer to as the U.S. Health Reform Law, which, among other things, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct CER. Although the concept of CER now has significant momentum, numerous unresolved and potentially contentious issues remain, and stakeholders are following implementation of these new laws closely. Depending on how CER is implemented, CER could possibly present regulatory and reimbursement issues under certain circumstances. For additional discussion of the U.S. Health Reform Law, see “While healthcare reform may increase the number of patients who have insurance coverage for our products, its cost containment measures may adversely affect reimbursement for our products.”

Third party payors could refuse to reimburse healthcare providers for use of HealthTronics’ and AMS’s current or future service offerings or products, which could negatively impact our business, results of operations, financial condition and cash flows.

Third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of medical procedures and treatments, particularly for elective procedures, which would include a number of AMS’s product offerings. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, which may impact whether customers purchase our products. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician’s office. Furthermore, healthcare regulations and reimbursement for medical devices vary significantly from country to country, particularly in Europe. AMS has experienced lower procedure volume levels, particularly in Europe, as a result of recent “austerity measures” or budget reduction measures adopted by certain European countries in response to growing budget deficits and volatile economic conditions and may experience lower levels of reimbursement with respect to AMS’s products in the future as a result. In the United States, lithotripsy treatments are reimbursed under various federal and state programs, including Medicare and Medicaid, as well as under private healthcare programs, primarily at fixed rates. Governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, and private programs are subject to policy changes and commercial considerations, all of which may have the effect of decreasing program payments, increasing costs or requiring HealthTronics and AMS to modify the way in which they operate their businesses.

Our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

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

We also are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the federal civil False Claims Act, which permits private persons to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against healthcare companies, which do not require proof of a specific intent to defraud the government, may result in payment of fines and/or administrative exclusion from the Medicare, Medicaid, and/or other government healthcare programs.

We are subject to provisions that require us to enter into a Medicaid Drug Rebate Agreement and a 340B Pharmaceutical Pricing Agreement as a condition for having our products eligible for payment under Medicare Part B and Medicaid. We have entered into such agreements. In addition, we are required to report certain pricing information to the Centers for Medicare and Medicaid Services on a periodic basis to allow for accurate determination of rebates owed under the Medicaid Drug Rebate Agreement, ceiling prices under the 340B program and certain other government pricing arrangements, and reimbursement rates for certain drugs paid under Medicare Part B.

We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable by state Medicaid programs, which are partially funded by the federal government. In addition, a predecessor entity of Qualitest and other pharmaceutical companies are defendants in a federal False Claims Act lawsuit brought by a qui tam relator alleging the submission (or the causing of the submission) of false claims for payments to be made through state Medicaid reimbursement programs for unapproved drugs or non-drugs. We intend to vigorously defend these lawsuits to which we are a party. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions as we recently did with a number of New York counties. See “Legal proceedings” in Note 12 of the Condensed Consolidated Financial Statements. Any unfavorable outcomes as a result of such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government regulations regarding price reporting and rebate payment obligations are complex, and we are continually evaluating the methods that we use to calculate and report the amounts owed by us with respect to Medicaid and other government pricing programs. The federal Medicaid Drug Rebate Program, for example, requires that we make quarterly rebate payments to all states that offer a non-managed care-based Medicaid pharmacy benefit to their eligible citizens. Our calculations of these rebate payments are subject to review and challenge by various government agencies and authorities and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to the pertinent government agency (or agencies), or to the amounts themselves. In addition, because the methods for calculating reported prices are not fully specified in regulations or sub-regulatory guidance documents, our processes for these calculations and our judgments supporting these calculations involve, and will continue to involve, subjective decisions. Further, these calculations are subject to the risk of errors. As noted above, any governmental agency that commences an action, if successful, could impose, based on a claim of violation of the federal False Claims Act or similar state laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from participation in federal healthcare programs (including Medicaid and Medicare). Some of the applicable laws impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, or even in the absence of such ambiguity, a governmental authority may take a position contrary to a position we have taken, may demand payments for rebates owed based upon the government’s pricing determinations, and may seek to impose civil and/or criminal sanctions. If such events occurred, any such governmental penalties, sanctions or retrospective revisions to payments already made could have a material adverse effect on our business, financial position, results of operations and cash flows, and could cause the market value of our common stock to decline.

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

Our customer concentration may adversely affect our financial condition and results of operations.

We primarily sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008 were as follows:

	Six months ended June 30, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cardinal Health, Inc.	27%	33%	35%	36%
McKesson Corporation	27%	28%	29%	31%
AmerisourceBergen Corporation	14%	15%	16%	15%

Revenues from these customers are included within our Branded Pharmaceuticals and Generics segments. If we were to lose the business of any of these customers, or if any were to experience difficulty in paying us on a timely basis, our total revenues, profitability and cash flows could be materially and adversely affected.

We are currently dependent on outside manufacturers for the manufacture of a significant amount of our products; therefore, we have and will continue to have limited control of the manufacturing process and related costs. Certain of our manufacturers currently constitute the sole source of one or more of our products, including Teikoku, our sole source of Lidoderm®.

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

Because most of our products are manufactured by third parties, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse impact on our business, results of operations, financial condition and cash flows. Additionally, if any facility that manufactures our products experiences a natural disaster such as the recent earthquakes in Japan or the recent tornados in Alabama, we could experience a material adverse impact on our business, results of operations, financial condition and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA) and their counterpart agencies at the state level, could slow down or curtail operations of third party manufacturers.

We have entered into minimum purchase requirement contracts with some of our third party manufacturers. In May 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc., or Novartis, pursuant to which Novartis has agreed to manufacture certain of our commercial products in addition to products in development. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. As of June 30, 2011, we are required to purchase a minimum of approximately $14 million of product from Novartis per year, or pro rata portion thereof, until the effective date of the termination of the agreement.

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

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to FDA, and very often DEA, requirements. Our business and financial viability are dependent on the continued supply by these third party suppliers, the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we have entered into minimum purchase requirement contracts with some of our third party raw material suppliers. If the market for the products that utilize these raw materials substantially contracts or disappears, we will continue to be financially obligated under these contracts and meeting such obligations could have a material adverse effect on our business.

For example, we are dependent on a limited number of suppliers for the gums used in our Penwest subsidiary’s TIMERx® materials. Penwest’s TIMERx® drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan gum and locust bean gum, in the presence of dextrose. These gums are also used in Penwest’s Geminex®, gastroretentive and SyncroDoseTM drug delivery systems. Penwest purchases these gums from a primary supplier. Penwest has qualified, or is in the process of qualifying, alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future. TIMERx® is the extended-release technology used in Opana® ER. Any interruption in TIMERx® supply could have a material adverse effect on our sales of Opana® ER.

In addition, our subsidiary AMS currently relies on single- or sole-source suppliers for certain raw materials and certain components used in its male prostheses, many of its female products, its GreenLight™ laser systems, and for the TherMatrx® disposables. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying AMS because of product liability concerns or other factors. We and AMS cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. Any interruption or failure by these sources to supply raw materials or components to AMS could have a material adverse effect on sales of AMS’s products.

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

If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.

In November 2010, we acquired Qualitest’s pharmaceutical manufacturing facilities located in Huntsville, Alabama and Charlotte, North Carolina. The Qualitest facilities currently manufacture many of the Qualitest products that we acquired. In connection with the AMS acquisition, we acquired AMS’s manufacturing facilities in Minnesota and California, where many of AMS’s products are made. Because the manufacture of pharmaceutical products and medical devices requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Qualitest facilities or the AMS manufacturing facilities for the manufacture of new products or for other products that are currently manufactured for us by third parties.

If our manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect their ability to supply products to us. All facilities and manufacturing processes used for the manufacture of pharmaceutical products and medical devices must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, record-keeping and quality assurance and control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our manufacturing facilities to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. Were we not able to manufacture products at our manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows and competitive position.

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

At June 30, 2011, $18.8 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. Auctions are successful when the supply and demand of securities are in balance. Financial institutions brokering the auctions would also participate in the auctions to balance the supply and demand. Beginning in the second half of 2007, auctions began to fail for specific securities and in mid-February 2008 auction failures became common, prompting market participants, including financial institutions, to cease or limit their exposure to the auction-rate market. Given the current liquidity conditions in the global credit markets, the auction-rate securities market has become inactive. Consequently, our auction-rate securities are currently illiquid through the normal auction process.

The underlying assets of our auction-rate securities are student loans. The student loans are insured by the Federal Family Education Loan Program (FFELP).

Throughout 2011, the auction-rate securities market has continued to be inactive. If credit and capital markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on our auction-rate securities), we may incur additional impairments in future periods, which could negatively affect our financial condition, cash flow or reported earnings.

Any of these events could materially affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. Although, based on our ability to access our cash and cash equivalents and our other liquid investments as well as our expected operating cash flows, we do not expect to be required to sell these securities at a loss, there can be no assurance that we will not have to sell these securities at a loss. In addition, volatility and disruption of the capital and credit markets in the United States may affect our access to capital and increase our cost of capital in general.

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

The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. For example, for the six months ended June 30, 2011, our stock traded between $32.14 and $44.53 per share. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:

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

The publication of negative results of studies or clinical trials on pharmaceutical industry products may adversely impact our sales revenue.

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies. The results of these studies or trials, when published, may have a dramatic effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies—or clinical trials related to our products or the therapeutic areas in which our products compete—could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, on September 27, 2007, Congress enacted requirements for the reporting of clinical trial information by expanding the type of clinical trials for which a sponsor or investigator of a drug, medical device or biological product clinical trial must register and provide results to the National Institutes of Health (NIH) for inclusion in the publicly-available Clinical Trial Registry database of clinical trials. It is unclear what impact the publication of clinical research data will have for our products.

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

We have worldwide intellectual property rights to market many of our products and product candidates. We intend to seek approval of and market certain of our products outside of the United States. To market our products in the European Union and other foreign jurisdictions, we must obtain separate regulatory authorization and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth herein and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

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

On May 30, 2001, Indevus (then known as Interneuron Pharmaceuticals, Inc.) entered into an Indemnity and Release Agreement with Wyeth (then known as American Home Products Corporation and referred to herein as Wyeth), which provides for indemnification of Redux-related claims brought by plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug litigation and by those claimants who allege primary pulmonary hypertension. This agreement also provides for funding of all defense costs related to all Redux-related claims and provides for Wyeth to fund certain additional insurance coverage to supplement the Company’s existing product liability insurance. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which we are not otherwise indemnified or covered under the indemnity and release agreement will not have a material adverse effect on our future business, results of operations or financial condition or that the potential of any such claims would not adversely affect our ability to obtain sufficient financing to fund operations. Additionally, there is no assurance that as indemnitor, Wyeth will remain solvent and able to respond to all claims covered by the indemnity and release agreement. We are unable to predict whether the existence of such litigation may adversely affect our business.

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

We are involved in numerous patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, our generics business is also involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the FTC and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of these settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws. Any adverse outcome of these actions or investigations could have a significant adverse effect on our business, financial condition and results of operations. In addition, some members of Congress have proposed legislation that would limit the types of settlement agreements generic manufacturers can enter into with brand companies. The impact of such pending litigation and legislative proposals is uncertain and could adversely affect our business, financial condition and results of operations.

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

•	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations (effective March 23, 2010);

•	an increase in the additional Medicaid rebates for “new formulations” of oral solid dosage forms of innovator drugs;

•	the revision of the average manufacturers’ price, or AMP, definition to remove the “retail pharmacy class of trade” (effective October 1, 2010);

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

•

an annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2019);

•	a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (effective January 1, 2013);

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any investment interests held by physicians and their immediate family members during each calendar year (beginning in 2012, with reporting starting in 2013);

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians (effective April 1, 2012);

•

creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for items and services (recommendations could have the effect of law even if Congress does not act on the recommendations, and the implementation of changes based upon Independent Payment Advisory Board recommendations may affect payments beginning in 2015); and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending, (beginning January 1, 2011).

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

We may not be able to realize all of the anticipated benefits of our acquisitions of HealthTronics, Penwest, Qualitest and AMS.

The success of our recent acquisitions of HealthTronics, Penwest, Qualitest and AMS will depend, in large part, on our ability to realize the anticipated benefits and expand our business from integrating aspects of the operations of Endo with aspects of the operations of HealthTronics, Penwest, Qualitest and AMS. If we are not able to successfully integrate certain aspects of the companies we recently acquired, the anticipated benefits of the applicable acquisition may not be realized fully or at all or may take longer to realize than expected.

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

HealthTronics is dependent on healthcare providers in two respects. First, if physicians and hospitals and other healthcare facilities, which HealthTronics refers to as Customers, determine that HealthTronics’ services are not of sufficiently high quality or reliability, or if its Customers determine that its services are not cost-effective, they will not utilize HealthTronics’ services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which HealthTronics or its Customers can obtain reimbursement or (2) the amounts reimbursed to HealthTronics or its Customers for services provided by

HealthTronics. If third-party payors reduce the amount of their payments to Customers, HealthTronics Customers may seek to reduce their payments to HealthTronics or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and other healthcare facilities which HealthTronics bills directly, HealthTronics may need to lower fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on revenues and financial results of HealthTronics by decreasing demand for its services or creating downward pricing pressure. Second, physicians generally own equity interests in the HealthTronics’ partnerships. HealthTronics provides a variety of services to the partnerships and, in general, manages the partnerships’ day-to-day affairs. HealthTronics operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with HealthTronics’ services, if these physician partners believe that its competitors or other persons provide higher quality services or a more cost-beneficial model or service, or if HealthTronics became involved in disputes with its partners.

Our sales may be adversely affected if physicians do not recommend, endorse or accept AMS’s products.

AMS relies upon physicians to recommend, endorse and accept its products. Many of AMS’s products are based on new treatment methods. Acceptance of AMS’s products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe AMS’s products address major market opportunities, but if we are unsuccessful in educating physicians about the benefits of AMS’s products, or such products are identified in regulatory agency public health communications, our sales and earnings could be adversely affected.

We are subject to health information privacy and security standards that include penalties for noncompliance.

The administrative simplification section of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, impose stringent requirements on “covered entities” (healthcare providers, health plans and healthcare clearinghouses) to safeguard the privacy and security of individually-identifiable health information. Certain of our operations are subject to these requirements, and we believe that we are in compliance with the applicable standards. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act (included in the American Recovery and Reinvestment Act of 2009) and it’s implementing regulations, collectively HITECH, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for certain breaches, increased the civil penalties that may be imposed against covered entities, business associates and possibly other persons for HIPAA violations, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.

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

Recent legislative and regulatory initiatives at the state and federal levels address concerns about the privacy and security of health information. HITECH expands the health information privacy and security protections under HIPAA and imposes new obligations to notify individuals and the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, of breaches of certain unsecured health information. We do not yet know the total financial or other impact of these laws and regulations on us. Continuing compliance with these laws and regulations may require us to spend substantial sums, including, but not limited to, purchasing new information technology, which could negatively impact financial results. Additionally, if we fail to comply with the HIPAA privacy, security and breach notification standards, we could suffer civil penalties of up to $1,500,000 per calendar year for violations of an identical standard and criminal penalties of up to $250,000 and 10 years in prison for offenses committed with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, personal gain or malicious harm. In addition, healthcare providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These privacy laws vary by state and could impose additional penalties.

The provisions of HIPAA criminalize situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines by creating new federal healthcare fraud crimes. Further, as with the federal laws, general state criminal laws may be used to prosecute healthcare fraud and abuse. We believe that our business arrangements and practices comply with existing healthcare fraud and abuse laws. However, a violation could subject us to penalties, fines and/or possible exclusion from Medicare or Medicaid. Such sanctions could significantly reduce our financial results.

Future healthcare legislation and regulation or other changes in the administration of or interpretation of existing legislation or regulations regarding governmental healthcare programs could have an adverse effect on our business and the results of our operations.

We may be required to modify HealthTronics’ agreements, operations, marketing and expansion strategies in response to changes in the statutory and regulatory environment.

We regularly monitor developments in statutes and regulations relating to our business. See the risk described under the caption “We are subject to various regulations pertaining to the marketing of our products and services.” We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. We carefully structure all of our and HealthTronics’ agreements, operations, marketing and strategies, although we can provide no assurance that these arrangements will not be challenged successfully.

HealthTronics and AMS could be adversely affected by special risks and requirements related to their medical products manufacturing businesses.

HealthTronics and AMS are subject to various risks and requirements associated with being medical equipment manufacturers, which could have adverse effects. These include the following:

•	the need to comply with applicable FDA and foreign regulations relating to cGMP and medical device approval or certification requirements, and with state licensing requirements;

•

the need for special non-governmental certifications and registrations regarding product safety, product quality and manufacturing procedures in order to market products in the European Union, i.e. EN ISO certifications;

•

the fact that in some foreign countries, medical device sales are strongly determined by the reimbursement policies of statutory and private health insurance companies, i.e., if insurance companies decline reimbursement for HealthTronics’ or AMS’s products, sales may be adversely affected;

•	potential product liability claims for any defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.

Our pathology laboratory business is heavily regulated, which poses significant compliance risks for the business and places constraints on business opportunities.

We are subject to various federal and state laws and regulations. Among the applicable federal laws and regulations are the Stark Law, Anti-Kickback Statute, False Claims Act, and Clinical Laboratory Improvement Amendments, or CLIA, and similar state licensure laws as well as associated regulations and anti-markup regulations, reassignment regulations, and Medicare usual charge regulations. Among the applicable state laws and regulations are account billing statutes and regulations of various forms (including direct billing, anti-markup, and disclosure statutes and regulations), fee-splitting statutes and regulations, anti-kickback statutes and regulations, self-referral statutes and regulations, lab licensure and certification statutes and regulations, and insurance fraud statutes and regulations. If it is determined that any aspect of our pathology laboratory services business model or any specific pathology laboratory services facility or partnership is not in compliance with any of these laws or regulations, this could threaten our ability to carry on aspects of the business model, the business model in its entirety, or activities relating to one or more facilities or partnerships. Noncompliance could also expose the Company to federal or state enforcement actions or other proceedings or private lawsuits or other proceedings against the Company. Our obligation to operate the pathology laboratory services unit within the strictures of various applicable federal and state laws and regulations constrains our ability to implement new strategies for generating business opportunities. In the future, additional laws and regulations may arise at the federal or state level in the pathology laboratory services field that may create additional uncertainty, negatively impact results for this unit, or jeopardize the functioning of aspects of the business model, the business model in its entirety, or specific facilities or partnerships.

We are subject to many environmental, health and safety laws and regulations which pose significant compliance risks for the business.

We are subject to many environmental, health and safety laws and regulations. Compliance with these laws and regulations can be a significant factor in our business, and we have incurred and expect to continue to incur expenditures to maintain compliance. Some of our operations require permits or controls to prevent and limit pollution. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions. Additionally, some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for environmental contamination at such facilities and sites without regard to causation or knowledge of contamination. We could incur material liabilities under these and other laws and regulations related to environmental protection and safety.

International operations of AMS could expose us to various risks, including risks related to fluctuations in foreign currency exchange rates.

AMS derives a significant portion of its net sales from operations in international markets. During fiscal 2010, 2009 and 2008, 27.2%, 28.0% and 29.1%, respectively, of AMS’s sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where AMS does business, could affect payment terms and AMS’s ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the Euro, Canadian dollar, Australian dollar, and Great Britain pound. Increases in the value of the foreign currencies relative to the U.S. dollar would positively impact our earnings and decreases in the value of the foreign currencies relative to the U.S. dollar would negatively impact our earnings.

The risks of selling and shipping products and of purchasing components and products internationally may adversely impact our revenues, results of operations and financial condition.

The sale and shipping of AMS’s products and services across international borders is subject to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, customs and import laws, and anti-boycott laws. Our failure to comply with applicable laws and regulations could result in significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, some countries in which AMS sells products are, to some degree, subject to political, economic and/or social instability. AMS’s international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•

the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability or disruptions, including local and regional instability, or disruptions due to natural disasters, such as severe weather and geological events;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	difficulties in enforcing or defending intellectual property rights; and

•	exposure to different legal and political standards due to our conducting business in several foreign countries.

We cannot provide assurance that one or more of these factors will not harm our business and we are experiencing fluidity in regulatory and pricing trends as a result of healthcare reform. Any material decrease in AMS’s international sales would adversely impact AMS’s results of operations and financial condition.

Worldwide economic conditions may adversely affect our business, operating results and financial condition.

We believe that worldwide economic conditions have resulted and may continue to result in reductions in the procedures using AMS’s products. Although a majority of AMS’s products are subject to reimbursement from third-party government and non-governmental entities, some procedures that use AMS’s products can be deferred by patients. In current economic conditions, patients may not have employer-provided healthcare or be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use AMS’s products. Beyond patient demand, hospitals and clinics may be less likely to purchase capital equipment in the current economic conditions and credit environment. Economic conditions could also affect the financial strength of AMS’s vendors and their ability to fulfill their commitments to AMS, and the financial strength of AMS’s customers and its ability to collect accounts receivable. While AMS believes that worldwide economic conditions may have contributed to a softening in AMS’s recent revenue growth rates, the specific impact is difficult to measure. We cannot predict how these economic conditions will impact future sales, cost of goods sold, or bad debt expense.

We have indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness.

We currently have a substantial amount of indebtedness. As of June 30, 2011, we have total debt of approximately $3.9 billion in aggregate principal amount, excluding current obligations of approximately $0.2 billion related to AMS’s convertible notes which we expect to settle during the third quarter of 2011. This debt consists of $1.3 billion of senior notes, $2.2 billion secured term loan indebtedness, and $0.4 billion of convertible senior subordinated notes. As of June 30, 2011, we have availability of $0.5 billion under our revolving credit facility, not including an up to $0.5 billion uncommitted expansion option available under our 2011 Credit Facility, subject to satisfaction of certain conditions. We may also incur significant additional indebtedness in the future.

Our substantial indebtedness may:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including potential additional secured indebtedness pursuant to the uncommitted expansion option under our 2011 Credit Facility, subject to satisfaction of certain conditions, and subsidiary indebtedness to which the notes would be effectively subordinated. The terms of the indentures will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, but these limits are subject to significant exceptions and do not limit liabilities that do not constitute debt. If we incur any additional indebtedness that ranks equally with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the holders of the notes and the guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to you. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Covenants in our debt agreements restrict our business in many ways.

The indentures governing the notes and the agreements governing the 2011 Credit Facility and other outstanding indebtedness subject us to various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under our indebtedness, including the 2011 Credit Facility and/or the notes.

We are a holding company with no direct operations and will depend on the business of our subsidiaries to satisfy our obligations under our indebtedness.

We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our indebtedness. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Our ability to make payments on our indebtedness will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including state laws regulating the payment of dividends and distributions.

We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay principal and interest, and any other payments our indebtedness when due.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.

A substantial portion of our borrowings under the 2011 Credit Facility are at variable rates of interest, exposing us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of June 30, 2011, our total aggregate principal of debt consists of approximately $2.2 billion of floating-rate debt. Based on this amount, a 1% rise in interest rates would result in approximately $22 million in incremental annual interest expense. If London Inter-Bank Offer rates (LIBOR) increase in the future, then our floating-rate debt could have a material effect on our interest expense.

We may be unable to repay or repurchase amounts outstanding on our indebtedness at maturity.

At maturity, the entire outstanding principal amount of our indebtedness, together with accrued and unpaid interest, will become due and payable. We may not have the funds to fulfill these obligations or the ability to refinance these obligations. If the maturity date occurs at a time when other arrangements prohibit us from repaying our indebtedness, we would try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we could not obtain the waivers or refinance these borrowings, we would be unable to repay our indebtedness.

To service our indebtedness, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our indebtedness or seek to obtain additional financing.

We expect to obtain the funds to pay our expenses and the amounts due under our indebtedness primarily from operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our outstanding indebtedness, or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our operations. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. Our ability to restructure or refinance our indebtedness, including the notes, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including the indentures governing the notes, may restrict us from adopting any of these alternatives. Any failure to make scheduled payments of interest or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could negatively impact our ability to incur additional indebtedness on commercially reasonable terms or at all. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of our notes, our business, financial condition and other results of operations, and our ability to pay the amounts due under the notes and our other indebtedness.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default under our outstanding indebtedness that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and our lenders could terminate all commitments to extend further credit. The instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of other debt agreements. Upon acceleration of certain of our other indebtedness, holders of the notes could declare all amounts outstanding under the notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. We have pledged substantially all of our assets as collateral under the 2011 Credit Facility. If the lenders under the 2011 Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the obligations outstanding under the 2011 Credit Facility and our other indebtedness, including the notes. Furthermore, our borrowings under the 2011 Credit Facility are expected to be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income would decrease. For a description of our indebtedness, see Note 15 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: August 9, 2011

Exhibit Index

Exhibit No.	Title

10.108	Credit Facility, among Endo Pharmaceuticals Holdings Inc., the lenders named therein, Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., dated as of June 17, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 20, 2011)

10.109	Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.110	Form of 7% Senior Notes due 2019 (included in Exhibit 10.110) (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.111	Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.112	Form of 7 1/4% Senior Notes due 2022 (included in Exhibit 10.112) (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.113	Registration Rights Agreement, dated June 8, 2011, by and between Endo Pharmaceuticals Holdings Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Inc., and Morgan Stanley & Co., LLC, as representatives of the several initial purchasers of the 2019 Notes (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.114	Registration Rights Agreement, dated June 8, 2011, by and between Endo Pharmaceuticals Holdings Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Inc., and Morgan Stanley & Co., LLC, as representatives of the several initial purchasers of the 2022 Notes (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.115	American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.1 of the American Medical Systems Holdings, Inc. Form 10-Q for the Fiscal Quarter Ended April 4, 2009 filed with the Commission on May 13, 2009)

10.116	Form of Stock Option Agreement under the 2005 American Medical Systems Holdings, Inc. Stock Incentive Plan

10.117	Form of Stock Award Agreement under the 2005 American Medical Systems Holdings, Inc. Stock Incentive Plan

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002