Form 10-Q/A
period 2011-06-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2011-08-31
CIK 1100962

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Endo Pharmaceuticals Holdings Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Title

10.108*	Credit Facility, among Endo Pharmaceuticals Holdings Inc., the lenders named therein, Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., dated as of June 17, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 20, 2011)

10.109*	Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.110*	Form of 7% Senior Notes due 2019 (included in Exhibit 10.110) (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.111*	Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.112*	Form of 7 1/4% Senior Notes due 2022 (included in Exhibit 10.112) (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.113*	Registration Rights Agreement, dated June 8, 2011, by and between Endo Pharmaceuticals Holdings Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Inc., and Morgan Stanley & Co., LLC, as representatives of the several initial purchasers of the 2019 Notes (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.114*	Registration Rights Agreement, dated June 8, 2011, by and between Endo Pharmaceuticals Holdings Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Inc., and Morgan Stanley & Co., LLC, as representatives of the several initial purchasers of the 2022 Notes (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.115*	American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.1 of the American Medical Systems Holdings, Inc. Form 10-Q for the Fiscal Quarter Ended April 4, 2009 filed with the Commission on May 13, 2009)

10.116*	Form of Stock Option Agreement under the 2005 American Medical Systems Holdings, Inc. Stock Incentive Plan

10.117*	Form of Stock Award Agreement under the 2005 American Medical Systems Holdings, Inc. Stock Incentive Plan

21*	Subsidiaries of the Registrant

31.1*	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Endo Pharmaceuticals Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Previously filed

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

Date: August 31, 2011

4