Form 10-Q
period 2011-09-30
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2011-10-31
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of October 17, 2011: 116,836,364

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

•	our ability to successfully develop, commercialize and market new products;

•	timing and results of pre-clinical or clinical trials on new products;

•	our ability to obtain regulatory approval of any of our pipeline products;

•	government regulation of the pharmaceutical industry and the effect of healthcare reform on our business;

•	competition for the business of our branded and generic pharmaceuticals, our devices and services, and our acquisition of rights to intellectual property assets;

•	our ability to sustain our sales and profit on generic pharmaceutical products over time;

•	our ability to maintain our manufacturing facilities in compliance with regulatory requirements;

•	market acceptance of our future products;

•	our dependence on a small number of branded pharmaceuticals products with time-limited exclusivity rights;

•	our dependence on outside manufacturers for the manufacture of most of our branded pharmaceuticals products;

•	our dependence on third parties to supply raw materials and to provide services for certain core aspects of our business;

•	new regulatory action or lawsuits relating to our use of narcotics in most of our core products;

•	our exposure to product liability claims and product recalls and the possibility that we may not be able to adequately insure ourselves;

•	our ability to protect our proprietary technology;

•	the successful efforts of manufacturers of branded pharmaceuticals to use litigation and legislative and regulatory efforts to limit the use of generics and certain other products;

•	our ability to successfully implement our acquisition and in-licensing strategy;

•	regulatory or other limits on the availability of controlled substances that constitute the active ingredients of some of our products and products in development;

•	the availability of third-party reimbursement for our products;

•	the outcome of any pending or future litigation or claims by third parties or the government, and the performance of indemnitors with respect to claims for which we have the right to be indemnified;

•	our dependence on sales to a limited number of large pharmacy chains and wholesale drug distributors for a large portion of our total revenues;

•	significant litigation expenses, including to defend or assert patent infringement claims;

•	any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us;

i

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

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

•

our ability to successfully integrate Generics International (US Parent), Inc., or Qualitest, and American Medical Systems Holdings, Inc., or AMS, and realize all anticipated benefits of our acquisitions, including the projected synergies of these acquisitions;

•	HealthTronics, Inc.’s, or HealthTronics’, and AMS’s ability to establish or maintain relationships with physicians and hospitals;

•	HealthTronics’ and AMS’s ability to comply with special risks and requirements related to their respective medical products manufacturing business;

•	the risks associated with our reliance on single- or sole-source suppliers for certain raw materials and certain components used in our products; and

•	the risks associated with our international operations.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,671	$466,214
Marketable securities	41,010	—
Accounts receivable, net	721,984	547,807
Inventories, net	282,540	178,805
Prepaid expenses and other current assets	29,424	22,841
Income taxes receivable	—	3,143
Deferred income taxes	182,475	140,724

Total current assets	1,677,104	1,359,534
MARKETABLE SECURITIES	20,396	23,509
PROPERTY, PLANT AND EQUIPMENT, NET	273,488	215,295
GOODWILL	2,496,859	715,005
OTHER INTANGIBLES, NET	2,766,049	1,531,760
OTHER ASSETS	126,947	67,286

TOTAL ASSETS	$7,360,843	$3,912,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$243,647	$241,114
Accrued expenses	654,608	469,721
Current portion of long-term debt	74,334	24,993
Acquisition-related contingent consideration	6,228	—
Income taxes payable	14,819	—

Total current liabilities	993,636	735,828
DEFERRED INCOME TAXES	727,393	217,334
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,529	16,050
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,565,184	1,045,801
OTHER LIABILITIES	84,536	94,047
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 138,020,933 and 136,309,917 shares issued; 116,842,811 and 116,057,895 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1,378	1,363
Additional paid-in capital	933,584	860,882
Retained earnings	1,515,316	1,364,297
Accumulated other comprehensive loss	(7,298)	(1,161)
Treasury stock, 21,178,122 and 20,252,022 shares at September 30, 2011 and December 31, 2010, respectively	(518,492)	(483,790)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,924,488	1,741,591
Noncontrolling interests	63,077	61,738

Total stockholders’ equity	1,987,565	1,803,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,360,843	$3,912,389

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Net pharmaceutical product sales	$569,657	$389,264	$1,603,004	$1,143,734
Device, service and other revenues	189,421	54,839	323,711	61,305

TOTAL REVENUES	759,078	444,103	1,926,715	1,205,039

COSTS AND EXPENSES:
Cost of revenues	302,172	133,920	770,427	335,209
Selling, general and administrative	244,359	137,816	581,878	404,402
Research and development	43,884	31,445	126,854	105,269
Impairment of long-lived assets	22,691	—	22,691	13,000
Acquisition-related items	5,818	24,990	29,517	31,315

OPERATING INCOME	140,154	115,932	395,348	315,844

INTEREST EXPENSE, NET	52,792	12,979	97,142	32,767
LOSS ON EXTINGUISHMENT OF DEBT, NET	—	—	8,548	—
OTHER (INCOME), NET	(3,000)	(59)	(2,777)	(479)

INCOME BEFORE INCOME TAX	90,362	103,012	292,435	283,556

INCOME TAX	34,057	33,540	100,283	102,269

CONSOLIDATED NET INCOME	56,305	69,472	192,152	181,287

Less: Net income attributable to noncontrolling interests	15,656	15,266	41,133	15,266

NET INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$40,649	$54,206	$151,019	$166,021

NET INCOME PER SHARE:
Basic	$0.35	$0.47	$1.30	$1.43
Diluted	$0.34	$0.46	$1.24	$1.42
WEIGHTED AVERAGE SHARES:
Basic	116,816	115,469	116,611	116,292
Diluted	120,847	116,597	121,432	117,096

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net income	$192,152	$181,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,187	69,859
Stock-based compensation	34,224	16,753
Amortization of debt issuance costs and premium / discount	24,283	17,484
Selling, general and administrative expenses paid in shares of common stock	180	166
Deferred income taxes	(13,847)	(13,543)
Loss on disposal of property, plant and equipment	319	59
Change in the fair value of acquisition-related contingent consideration	(7,458)	2,150
Loss on extinguishment of debt	8,548	—
Loss on auction-rate securities rights	—	15,659
Gain on trading securities	—	(15,420)
Impairment of long-lived assets	22,691	13,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(96,409)	(51,623)
Inventories	(28,879)	2,895
Prepaid and other assets	(9,055)	7,314
Accounts payable	(21,656)	(21,058)
Accrued expenses	134,834	54,442
Other liabilities	(15,693)	(23)
Income taxes receivable/payable	25,110	3,583

Net cash provided by operating activities	418,531	282,984

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39,609)	(11,318)
Proceeds from sales property, plant and equipment	1,147	—
Proceeds from sales of trading securities	—	230,867
Acquisitions, net of cash acquired	(2,368,357)	(333,349)
Proceeds from investments	36,000	—
Purchases of investments	(6,009)	—
Other investments	(388)	(1,648)
Payment on contingent consideration	(662)	—
License fees	(2,300)	—
Proceeds from sale of business	12,990	—

Net cash used in investing activities	(2,367,188)	(115,448)

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(285)
Tax benefits of stock awards	5,519	2,074
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	21,780	8,728
Proceeds from issuance of 2019 and 2022 Notes	900,000	—
Purchase of common stock	(34,702)	(58,974)
Proceeds from issuance of Term Loans	2,200,000	—
Principal payments on Term Loans	(550,813)	—
Payment on AMS Convertible Notes	(519,040)	—
Deferred financing fees	(81,535)	—
Principal payment on HealthTronics senior credit facility	—	(40,000)
Distributions to noncontrolling interests	(39,392)	(13,971)
Buy-out of noncontrolling interests, net of contributions	(402)	(725)
Proceeds from other debt, net	302	1,230

Net cash provided by (used in) financing activities	1,901,717	(101,923)

Effect of foreign exchange rate	397	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,543)	65,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	466,214	708,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,671	$774,075

SUPPLEMENTAL INFORMATION:
Interest paid	$32,299	$14,313
Income taxes paid	$95,551	$109,675
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$119	$—
Accrual for purchases of property, plant and equipment	$2,849	$2,085

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In June 2011, the Company acquired AMS, a worldwide developer and provider of technology solutions to physicians treating men’s and women’s pelvic health conditions. In November 2010, the Company acquired Qualitest, a United States based privately-held generics company. In September 2010, the Company acquired its partner on Opana® ER, Penwest, a drug delivery company focused on applying its drug delivery technologies and drug formulation expertise to the formulation of its collaborators’ product candidates under licensing collaborations. In July 2010, the Company acquired HealthTronics, a provider of healthcare services and manufacturer of medical devices, primarily for the urology community. The condensed consolidated results of operations presented herein reflect the operating results of AMS from and including June 18, 2011 and of Qualitest, Penwest, and HealthTronics from January 1, 2011. Additionally, all of the assets acquired and liabilities assumed in connection with the AMS, Qualitest, Penwest, and HealthTronics acquisitions are recorded at their respective fair values and are included in the accompanying Condensed Consolidated Financial Statements as of September 30, 2011.

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

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $18 million in 2011, which will be charged as an operating expense ratably throughout 2011.

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

In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating ASU 2011-08.

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

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Commercial paper	$41,010	$41,010	$—	$—
Derivative instruments	930	930	$—	$—
Long-term assets:
Auction-rate securities	17,416	17,416	17,332	17,332
Equity securities	2,980	2,980	6,177	6,177
Equity and cost method investments	20,616	n/a	34,677	n/a

	$82,952		$58,186

Current liabilities:
Acquisition-related contingent consideration – short-term	6,228	6,228	—	—
Current portion of Term Loan Facility Due 2015	—	—	22,500	22,500
Current portion of Term Loan A Facility Due 2016	70,313	70,313	—	—
3.25% AMS Convertible Notes due 2036	841	841	—	—
4.00% AMS Convertible Notes due 2041	131	131	—	—
Current portion of other long-term debt	3,049	3,049	2,493	2,493
Derivative instruments	31	31	—	—

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term liabilities:
Acquisition-related contingent consideration – long-term	2,529	2,529	16,050	16,050
1.75% Convertible Senior Subordinated Notes Due 2015, less current portion, net	293,947	329,617	278,922	324,257
Term Loan Facility Due 2015, less current portion	—	—	377,500	380,038
Term Loan A Facility Due 2016, less current portion	1,415,625	1,406,362	—	—
Term Loan B Facility Due 2018	563,250	561,926	—	—
7.00% Senior Notes Due 2019	500,000	505,938	—	—
7.00% Senior Notes Due 2020, net	389,954	404,250	386,716	403,308
7.25% Senior Notes Due 2022	400,000	404,750	—	—
Other long-term debt, less current portion	2,408	2,408	2,663	2,663
Minimum Voltaren® Gel royalties due to Novartis	26,777	26,777	38,922	38,922

	$3,675,083	$3,725,150	$1,125,766	$1,190,231

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

The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 33% at September 30, 2011 and December 31, 2010 that were based on historic volatility of the Company’s common stock and other factors. The fair values of our Term Loan Facilities and 2019, 2020, and 2022 Notes were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions.

The total fair value of various foreign exchange forward contracts as of September 30, 2011 includes assets of $0.9 million reported in Accounts receivable, net and liabilities of less than $0.1 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs. Refer to Note 16 for more information regarding our derivative instruments.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $60.0 million. The Company is not aware of any events or circumstances that would have a significant effect on the fair value of this Novartis AG liability. We believe the carrying amount of this minimum royalty guarantee at September 30, 2011 and December 31, 2010 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2011 and December 31, 2010.

The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheet at September 30, 2011.

As of September 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011:
Assets:
Money market funds	$169,267	$—	$—	$169,267
Equity securities	2,980	—	—	2,980
Commercial paper	—	41,010	—	41,010
Derivative instruments	—	930	—	930
Auction-rate securities	—	—	17,416	17,416

Total	$172,247	$41,940	$17,416	$231,603

Liabilities:
Derivative instruments	—	31	—	31
Acquisition-related contingent consideration – short-term	—	—	6,228	6,228
Acquisition-related contingent consideration – long-term	—	—	2,529	2,529

Total	$—	$31	$8,757	$8,788

As of December 31, 2010
Assets:
Money market funds	149,318	—	—	149,318
Equity securities	6,177	—	—	6,177
Auction-rate securities	—	—	17,332	17,332

Total	$155,495	$—	$17,332	$172,827

Liabilities:
Acquisition-related contingent consideration – long-term	—	—	16,050	16,050

Total	$—	$—	$16,050	$16,050

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

At September 30, 2011, the Company determined that the market for its auction-rate securities was still inactive. That determination was made considering that there are very few observable transactions for the auction-rate securities or similar securities, the prices for transactions that have occurred are not current, and the observable prices for those transactions – to the extent they exist – vary substantially either over time or among market makers, thus reducing the potential usefulness of those observations. In addition, the current lack of liquidity prevents the Company from comparing our securities directly to securities with quoted market prices.

Our auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the federal government and have underlying credit ratings of AAA as of September 30, 2011 and December 31, 2010. The issuers have been making interest payments promptly.

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

Subsequent Accounting for Auction-Rate Securities and Auction-Rate Securities Rights

Concurrent with the acceptance of the UBS offer, the Company made a one-time election to re-classify the Eligible Auction-Rate Securities from an available-for-sale security to a trading security. Subsequent changes to the fair value of these trading securities resulted in $15.4 million of income during the nine months ended September 30, 2010 recorded in Other income, net in the Condensed Consolidated Statements of Operations.

As a result of our fair value election for the Rights, the fair value of the Rights was re-measured each reporting period with the corresponding changes in fair value reported in earnings. In June 2010, the Rights were exercised and all Eligible Auction-Rate Securities were sold at par. Accordingly, the Rights were written off in their entirety.

At September 30, 2011 and December 31, 2010, the fair value of the Rights was zero. Accordingly, the decrease in fair value for nine months ended September 30, 2010 of $15.7 million was recognized as a charge to earnings and included in Other income, net in the Condensed Consolidated Statements of Operations.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of September 30, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 3.80% on September 30, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 217 basis points at September 30, 2011 and 218 basis points at December 31, 2010.

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

At September 30, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.4 million, representing an 8%, or $1.4 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at September 30, 2011 and December 31, 2010 were reduced by approximately $1.4 million and $1.5 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The portion of this decline in fair value related to the Eligible Auction-Rate Securities was recorded in earnings as of December 31, 2010 as an other-than-temporary impairment charge or as changes in the fair value of trading securities. The Company has assessed the portion of the decline in fair value not associated with the Eligible Auction-Rate Securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.1 million gain and a $0.4 million loss in Stockholders’ equity in Accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010, respectively. Securities not subject to the UBS Offer are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that the securities not subject to the UBS Offer will recover their value will not change.

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

Overview of Acquisition-Related Contingent Consideration

At September 30, 2011 and December 31, 2010, the fair value of the contingent consideration is $8.8 million and $16.1 million, respectively. The material components of this obligation are discussed below.

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

Valuation of the Acquisition-Related Contingent Consideration

Indevus

The Indevus Contingent Consideration Agreements were measured and recognized at fair value upon the Indevus Acquisition Date and are required to be re-measured on a recurring basis, with changes to fair value recorded in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations. The fair values were determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The valuation of each Indevus Contingent Consideration Agreement is described in further detail below:

•

AveedTM Contingent Consideration – The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be zero at September 30, 2011, $7.1 million at December 31, 2010 and $133.1 million on the Indevus Acquisition Date.

•

Octreotide Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) approval of octreotide on or before the fourth anniversary of the closing of the Offer or (2) no octreotide approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be zero at both September 30, 2011 and December 31, 2010 and $39.8 million on the Indevus Acquisition Date.

•

Valera Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be zero at both September 30, 2011 and December 31, 2010 and $13.7 million on the Indevus Acquisition Date.

At September 30, 2011, the aggregate fair value of the three Indevus Contingent Consideration Agreements decreased from $7.1 million at December 31, 2010 to zero at September 30, 2011. This decrease primarily reflects management’s current assessment of the probability that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filings and FDA approvals of AveedTM. The decrease in the liability was recorded as a gain and was included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at September 30, 2011 and $9.0 million at December 31, 2010 and the Qualitest Acquisition Date, respectively.

The decrease from December 31, 2010 to September 30, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

Fair Value Measurements Valued Using Significant Unobservable Inputs

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at July 1, 2011	$17,505
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized losses included in other comprehensive income	(89)

Balance at September 30, 2011	$17,416

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at July 1, 2011	$(9,233)
Amounts (acquired) sold / (issued) settled, net	248
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	228

Balance at September 30, 2011	$(8,757)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Assets:
Balance at July 1, 2010	$17,695	$—	$17,695
Securities sold or redeemed	—	—	—
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	—	—	—
Unrealized gain included in other comprehensive loss	(190)	—	(190)

Balance at September 30, 2010	$17,505	$—	$17,505

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at July 1, 2010	$(59,590)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(1,030)

Balance at September 30, 2010	$(60,620)

The following tables present changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at January 1, 2011	$17,332
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	84

Balance at September 30, 2011	$17,416

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2011	$(16,050)
Amounts (acquired) sold / (issued) settled, net	(165)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	7,458

Balance at September 30, 2011	$(8,757)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-rate Securities	Auction-rate Securities Rights	Total
Assets:
Balance at January 1, 2010	$207,334	$15,659	$222,993
Securities sold or redeemed	(205,050)	—	(205,050)
Securities purchased or acquired	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	15,420	(15,659)	(239)
Unrealized gain included in other comprehensive loss	(199)	—	(199)

Balance at September 30, 2010	$17,505	$—	$17,505

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Liabilities:
Balance at January 1, 2010	$(58,470)
Amounts (acquired) sold / (issued) settled, net	—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Acquisition-related Contingent Consideration
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(2,150)

Balance at September 30, 2010	$(60,620)

At September 30, 2011 and December 31, 2010, the respective fair values of the Company’s trading securities were zero. The following is a summary of available-for-sale securities held by the Company as of September 30, 2011 and December 31, 2010 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2011:
Money market funds	$169,267	$—	$—	$169,267

Total included in cash and cash equivalents	$169,267	$—	$—	$169,267

Commercial paper	41,010	—	—	41,010

Total other short-term available-for-sale securities	$210,277	$—	$—	$210,277

Auction-rate securities	18,800	—	(1,384)	17,416
Equity securities	5,564	—	(2,584)	2,980

Long-term available-for-sale securities	$24,364	$—	$(3,968)	$20,396

Total available-for-sale securities	$234,641	$—	$(3,968)	$230,673

December 31, 2010:
Money market funds	$149,318	$—	$—	$149,318

Total included in cash and cash equivalents	$149,318	$—	$—	$149,318

Auction-rate securities	18,800	—	(1,468)	17,332
Equity securities	5,564	613	—	6,177

Long-term available-for-sale securities	$24,364	$613	$(1,468)	$23,509

Total available-for-sale securities	$173,682	$613	$(1,468)	$172,827

As previously discussed, the Company has determined that the gross unrealized losses associated with the auction-rate securities are not other-than-temporary. The Company also reviewed the gross unrealized losses associated with our equity securities as of September 30, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time we believe will be sufficient to recover such losses.

We did not sell any of our remaining auction-rate securities during the three or nine months ended September 30, 2011. During the nine month period ended September 30, 2010, we sold $230.3 million of auction-rate securities at par value. During the three month period ended September 30, 2010, there were no sales of auction-rate securities. There were no realized holding gains and losses resulting from the sales of our auction rate securities during the periods ended September 30, 2011 and 2010. The cost of securities sold is based on the specific identification method.

The underlying assets of our auction-rate securities are student loans. Student loans are insured by the Federal Family Education Loan Program, or FFELP.

As of September 30, 2011, the yields on our long-term auction-rate securities ranged from 0.32% to 0.34%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of September 30, 2011, the weighted average yield for our long-term auction-rate securities was 0.33%. Total interest recognized on our auction-rate securities during the nine months ended September 30, 2011 and 2010 was less than $0.1 million and $0.6 million, respectively. The issuers have been making interest payments promptly.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in less than 1 year	$41,010	$41,010	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,416	18,800	17,332
Equity securities	5,564	2,980	5,564	6,177

Total	$65,374	$61,406	$24,364	$23,509

NOTE 4. INVENTORIES

Inventories are comprised of the following at September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$87,967	$45,957
Work-in-process	45,646	34,208
Finished goods	148,927	98,640

Total	$282,540	$178,805

Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets for any of the periods presented and therefore has not been separately disclosed.

NOTE 5. ACQUISITIONS

AMS

On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $70.8 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned subsidiary of the Company. AMS’s shares were purchased at a price of $30.00 per share.

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

The acquisition of AMS provides Endo scale in its Devices and Services business segment, and we believe the combination of AMS with Endo’s existing platform will provide additional cost-effective solutions across the entire urology spectrum.

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2011 reflects the acquisition of AMS.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

	June 17, 2011 (As initially reported)	Measurement period adjustments	June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289	$—	$47,289
Commercial paper	71,000	—	71,000
Accounts receivable	73,868	—	73,868
Other receivables	791	—	791
Inventories	75,525	—	75,525
Prepaid expenses and other current assets	7,133	—	7,133
Income taxes receivable	11,179	(4,022)	7,157
Deferred income taxes	15,360	(829)	14,531
Property and equipment	57,372	(960)	56,412
Other intangible assets	1,390,000	—	1,390,000
Other assets	4,581	—	4,581

Total identifiable assets	$1,754,098	$(5,811)	$1,748,287

Accounts payable	$9,437	$—	$9,437
Accrued expenses	45,648	150	45,798
Deferred income taxes	507,019	(10,885)	496,134
Long-term debt	520,012	363	520,375
Other liabilities	23,578	—	23,578

Total liabilities assumed	$1,105,694	$(10,372)	$1,095,322

Net identifiable assets acquired	$648,404	$4,561	$652,965

	June 17, 2011 (As initially reported)	Measurement period adjustments	June 17, 2011 (As adjusted)
Goodwill	$1,752,427	$(5,434)	$1,746,993

Net assets acquired	$2,400,831	$(873)	$2,399,958

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

The $1,747.0 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $17.8 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $14.5 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $496.1 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $4.1 million and $27.3 million of AMS acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended September 30, 2011	Nine months ended September 30, 2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	4,069	11,263

Total	$4,069	$27,333

The amounts of revenue and net income of AMS included in the Company’s Condensed Consolidated Statements of Operations from and including June 18, 2011 to September 30, 2011 are as follows (in thousands, except per share data):

Revenue and Income included in the Condensed Consolidated Statements of Operations from and including June 18, 2011 to September 30, 2011
Revenue	$158,331
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(6,527)
Basic and diluted net loss per share	$(0.06)

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2010 for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Nine months ended September 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,165,091
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$130,389
Basic net income per share	$1.12
Diluted net income per share	$1.07

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$568,285	$1,600,870
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$33,843	$92,610
Basic net income per share	$0.29	$0.80
Diluted net income per share	$0.29	$0.79

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

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $770.0 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into two separate escrow accounts. One of the escrow accounts was $8 million, some of which was used to fund working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. This escrow was settled during the third quarter of 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

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

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	(121)	1,902
Deferred income taxes	63,509	5,457	68,966
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(1,664)	$1,254,214

Accounts payable	$27,422	$—	$27,422

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Accrued expenses	55,210	3,852	59,062
Deferred income taxes	207,733	1,519	209,252
Long-term debt	406,758	—	406,758
Other liabilities	9,370	117	9,487

Total liabilities assumed	$706,493	$5,488	$711,981

Net identifiable assets acquired	$549,385	$(7,152)	$542,233
Goodwill	$219,986	$7,828	$227,814

Net assets acquired	$769,371	$676	$770,047

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

The $227.8 million of goodwill was assigned to our Generics segment. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $69.0 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $209.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.7 million and $6.3 million of Qualitest acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended September 30, 2011	Nine months ended September 30, 2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,677	6,271

Total	$1,677	$6,271

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three and nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$543,799	$1,469,992
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$53,162	$162,949
Basic net income per share	$0.46	$1.40
Diluted net income per share	$0.46	$1.39

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

Penwest Pharmaceuticals Co.

On September 20, 2010 (the Penwest Acquisition Date), the Company completed its tender offer for the outstanding shares of common stock of Penwest and on November 4, 2010, we closed this acquisition for approximately $171.8 million in aggregate cash consideration, at which time Penwest became our wholly-owned subsidiary. On August 22, 2011, Penwest was merged into Endo Pharmaceuticals Inc., at which time Penwest ceased its existence as a separate legal entity.

This transaction contributes to Endo’s core pain management franchise and permits us to maximize the value of our oxymorphone franchise.

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	2,590	29,765
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,158	$179,024

Accounts payable	$229	$—	$229
Income taxes payable	347	(187)	160
Penwest shareholder liability	20,815	(20,815)	—
Accrued expenses	1,455	87	1,542
Deferred income taxes	39,951	217	40,168
Other liabilities	4,403	117	4,520

Total liabilities assumed	$67,200	$(20,581)	$46,619

Net identifiable assets acquired	$109,666	$22,739	$132,405
Goodwill	$37,952	$1,409	$39,361

Net assets acquired	$147,618	$24,148	$171,766

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Penwest Acquisition Date. As of September 30, 2011, our measurement period adjustments are complete.

The valuation of the intangible assets acquired and related amortization periods are as follows (in millions):

	Valuation	Amortization Period (in years)
In Process Research & Development:
Otsuka	$5.5	n/a
A0001	1.6	n/a

Total	$7.1	n/a

	Valuation	Amortization Period (in years)
Developed Technology:
Opana® ER	$104.1	10

Total	$104.1	10

Total other intangible assets	$111.2	n/a

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

The $39.4 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the control premium associated with our oxymorphone franchise and other factors. None of the goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $29.8 million are related primarily to federal net operating loss and credit carryforwards of Penwest. Deferred tax liabilities of $40.2 million are related primarily to the difference between the book basis and tax basis of the identifiable intangible assets.

The Company recognized $0.3 million and $0.5 million of Penwest acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. The Company also recognized $6.9 million of Penwest acquisition-related costs that were expensed for both the three and nine month periods ended September 30, 2010. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three and nine months ended September 30, 2010
Bank fees	$3,660
Legal, separation, integration, and other costs	3,255

Total	$6,915

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

Radiation therapy services.

HealthTronics provided image guided radiation therapy (IGRT) technical services for cancer treatment centers. Its IGRT technical services related to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, and managing an IGRT treatment center. In September 2011, the IGRT business was sold for approximately $13.0 million. The impact of this sale was not material to the Company’s Condensed Consolidated Statements of Operations.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

July 2, 2010
Cash and cash equivalents	$6,769
Accounts receivable	33,388
Other receivables	1,006
Inventories	12,399
Prepaid expenses and other current assets	5,204
Deferred income taxes	46,489
Property and equipment	30,687
Other intangible assets	73,124
Other assets	5,210

Total identifiable assets	$214,276

Accounts payable	$3,084
Accrued expenses	20,510
Deferred income taxes	22,376
Long-term debt	43,460
Other liabilities	1,785

Total liabilities assumed	$91,215

Net identifiable assets acquired	$123,061
Noncontrolling interests	$(63,227)
Goodwill	$155,009

Net assets acquired	$214,843

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the HealthTronics Acquisition Date. As of September 30, 2011, our measurement period adjustments are complete.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract(1)	12.2	n/a

Total	$73.1	n/a

(1)	This intangible asset relates to our IGRT business, which was sold in September 2011 for approximately $13.0 million. Accordingly, the carrying amount of this asset was reduced to zero at the time of sale.

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

The Company recognized $2.9 million of HealthTronics acquisition-related costs that were expensed during the nine months ended September 30, 2011. There were no HealthTronics acquisition-related costs expensed during the three months ended September 30, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Nine months ended September 30, 2011
Bank fees	$—
Legal, separation, integration, and other costs	2,861

Total	$2,861

The Company recognized $15.3 million and $20.0 million of HealthTronics acquisition-related costs that were expensed during the three and nine months ended September 30, 2010, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended September 30, 2010	Nine months ended September 30, 2010
Bank fees	$5,230	$5,230
Acceleration of outstanding HealthTronics stock-based compensation	7,924	7,924
Legal, separation, integration, and other costs	2,113	6,866

Total	$15,267	$20,020

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$1,303,728
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$171,180
Basic net income per share	$1.47
Diluted net income per share	$1.46

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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues to external customers
Branded Pharmaceuticals	$425,511	$364,986	$1,199,292	$1,072,362
Generics	147,975	27,431	415,431	80,991
Devices and Services	185,592	51,686	311,992	51,686

Total consolidated net revenues to external customers	$759,078	$444,103	$1,926,715	$1,205,039

Adjusted income (loss) before income tax
Branded Pharmaceuticals	$231,887	$187,630	$634,762	$540,741
Generics	26,932	2,605	74,445	8,916
Devices and Services	54,755	20,479	94,670	20,479
Corporate unallocated	(93,844)	(50,316)	(217,145)	(138,605)

Total consolidated adjusted income before income tax	$219,730	$160,398	$586,732	$431,531

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. generally accepted accounting principles (GAAP), for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total consolidated adjusted income before income tax	$219,730	$160,398	$586,732	$431,531
Upfront and milestone payments to partners	(2,355)	(309)	(27,346)	(19,200)
Acquisition-related items	(5,818)	(24,990)	(29,517)	(31,315)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost reduction initiatives and separation benefits	(13,603)	(7,050)	(17,598)	(16,570)
Impairment of long-lived assets	(22,691)	—	(22,691)	(13,000)
Amortization of intangible assets related to marketed products and customer relationships	(58,846)	(19,378)	(136,501)	(53,730)
Inventory step-up	(23,937)	(1,414)	(40,718)	(1,414)
Non-cash interest expense	(4,754)	(4,245)	(14,014)	(12,507)
Loss on extinguishment of debt, net	—	—	(8,548)	—
Gain on hedging activities for foreign currencies	2,636	—	2,636	—
Other (expense) income, net	—	—	—	(239)

Total consolidated income before income tax	$90,362	$103,012	$292,435	$283,556

The following represents additional selected financial information for our reportable segments three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Depreciation expense
Branded Pharmaceuticals	$3,110	$3,125	$9,552	$9,719
Generics	3,461	266	8,645	675
Devices and Services	5,000	3,063	11,389	3,063
Corporate unallocated	880	840	2,649	2,222

Total depreciation expense	$12,451	$7,294	$32,235	$15,679

Amortization expense
Branded Pharmaceuticals	$26,101	$18,209	$78,361	$52,779
Generics	9,728	—	29,325	—
Devices and Services	23,168	1,401	29,266	1,401

Total amortization expense	$58,997	$19,610	$136,952	$54,180

Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 37.7% and 34.3% for the three and nine months ended September 30, 2011, respectively, compared to 32.6% and 36.1% for the three and nine months ended September 30, 2010, respectively.

Income tax for the three month period ended September 30, 2011 increased 2% to $34.1 million from the comparable 2010 period. This increase is due to an increase in the effective income tax rate to 37.7% from 32.6% in the comparable 2010 period, offset by a decrease in pre-tax income. The increase in the effective income tax rate is primarily due to the establishment of a valuation allowance in the current period against an anticipated capital loss on our cost method investment in a privately-held company and an increase in the non-deductible charge for the Branded Prescription Drug fee. The increase is partially offset by the release of FIN 48 reserves due to statute of limitation expirations, an increase in the Domestic Production Activities deduction, the inclusion of transaction costs on acquisitions in the comparable 2010 period, a benefit from the Research and Development credit that was expired during the comparable 2010 period, and an increase in the Orphan Drug credit.

Income tax for the nine months ended September 30, 2011, decreased 2% from the comparable 2010 period to $100.3 million. This fluctuation is due to the decrease in our effective income tax rate to 34.3% from 36.1% in the comparable 2010 period. The decrease in the effective income tax rate is primarily due to non-taxable income attributable to noncontrolling interests assumed as part of the HealthTronics acquisition, the release of FIN 48 reserves due to statute of limitation expirations, an increase in the Domestic Production Activities deduction, a benefit from non-taxable reductions in the fair value of contingent consideration as compared to non-deductible increases in the fair value in the comparable prior period, a benefit from the Research and Development credit that was expired during the comparable 2010 period, and an increase in the Orphan Drug credit, partially offset by the establishment of a valuation allowance in the current period against an anticipated capital loss on our cost method investment in a privately-held company, and an increase in the non-deductible charge for the Branded Prescription Drug fee.

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

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo has agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, subject to certain limitations including the launch of a generic to the Licensed Product in the United States. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. No royalty payments were made to Novartis during the three or nine months ended September 30, 2011 or 2010. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. The $85 million upfront payment and the present value of the guaranteed minimum royalties have been capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into cost of revenues over its estimated five-year useful life.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc. (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the United States. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, Endo pays Hind nonrefundable royalties based on net sales of Lidoderm®. Royalties are recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate is 10% of net sales through the shorter of (1) the expiration of the last licensed patent or (2) November 2011, including a minimum royalty of at least $500,000 per year. During the nine month periods ended September 30, 2011 and 2010 we recorded $64.5 million and $63.7 million for these royalties to Hind, respectively, which we recorded as a reduction to net pharmaceutical product sales. At September 30, 2011 and December 31, 2010, $22.9 million and $23.0 million, respectively, is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets. In March 2002, we extended this license with Hind to cover Lidoderm® in Canada and Mexico.

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

In addition, Vernalis could receive one-time milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized Frova® in Canada, under the Canadian Trademark.

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

On August 15, 2011, the parties amended the Vernalis License Agreement (Amendment No. 5). Pursuant to Amendment No. 5, Vernalis assigned to the Company certain patents which were previously exclusively licensed by the Company. Amendment No. 5 did not alter the financial arrangement between the parties.

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

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), which was subsequently acquired by Kyowa Hakko Kirin Co. Ltd., for the exclusive right to commercialize FortestaTM Gel in the U.S. (the ProStrakan Agreement). FortestaTM Gel, a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as research and development expense.

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

Products in Development

Grünenthal GMBH

In February 2009, we entered into a Development, License and Supply Agreement (the Grünenthal Axomadol Agreement) with Grünenthal GMBH (Grünenthal), granting us the exclusive right in North America to develop and market Grünenthal’s investigational drug, axomadol. In June 2011, we announced topline results from a Phase II study comparing the novel investigational drug axomadol against placebo in the treatment of patients with moderate to severe chronic lower back pain. The results indicated that axomadol did not meet predetermined study end points. In August 2011, we terminated the Grünenthal Axomadol Agreement, effective August 17, 2011.

In December 2007, we entered into a License, Development and Supply Agreement (the Grünenthal Oxymorphone Agreement) with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the United States for a new oral formulation of long-acting oxymorphone, which is designed to be crush resistant. Under the terms of this agreement Grünenthal is responsible for development efforts to conduct pharmaceutical formulation development and will manufacture any such product or products which obtain FDA approval. Endo is responsible for conducting clinical development activities and for all development costs incurred to obtain regulatory approval. Under the terms of the Grünenthal Oxymorphone Agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone in 2010, which was recorded as research and development expense. Additional payments of approximately 59.2 million euros (approximately $80.5 million at September 30, 2011) may become due upon achievement of predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement.

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

Teva Pharmaceutical Industries Ltd

On November 30, 2010 (the Qualitest Acquisition Date), Endo acquired Qualitest, which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to the Teva Agreement, Qualitest purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones. At September 30, 2011, the maximum amount we could be obligated to pay under the Teva Agreement is $12.5 million.

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

NOTE 9. GOODWILL AND OTHER INTANGIBLE

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010	$715,005
Goodwill acquired during the period	1,779,906
Measurement period adjustments	4,280

(in thousands)	Gross carrying amount
Effect of currency translation	(2,332)

Balance at September 30, 2011	$2,496,859

In June 2011, we acquired AMS. As a result of this acquisition, we recognized goodwill of approximately $1.7 billion. This acquisition is discussed in greater detail in Note 5. In September 2011, we acquired a small electronic medical records software company. The remaining goodwill acquired during the period relates to immaterial acquisitions in 2011.

Our other intangible assets consist of the following at September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Indefinite-lived intangibles:
In-process research and development	$337,000	$271,000
Tradenames	59,000	27,000

Total indefinite-lived intangibles	$396,000	$298,000

Definite-lived intangibles:
Licenses (weighted average life of 10 years)	640,142	638,142
Less accumulated amortization	(239,099)	(185,706)

Licenses, net	$401,043	$452,436

Customer relationships (weighted average life of 16 years)	171,308	—
Less accumulated amortization	(3,200)	—

Tradenames, net	$168,108	$—

Tradenames (weighted average life of 15 years)	46,600	14,600
Less accumulated amortization	(2,555)	(486)

Tradenames, net	$44,045	$14,114

Developed technology (weighted average life of 16 years)	1,849,700	768,400
Less accumulated amortization	(92,847)	(14,614)

Developed technology, net	$1,756,853	$753,786

Service contract	—	13,424
Less accumulated amortization	—	—

Service contract, net	$—	$13,424

Total definite-lived intangibles, net (weighted average life of 14 years)	$2,370,049	$1,233,760

Other intangibles, net	$2,766,049	$1,531,760

Amortization expense for the nine month periods ended September 30, 2011 and 2010 was $137.0 million and $54.2 million, respectively. As of September 30, 2011, the weighted average amortization period for our definite-lived intangible assets in total was approximately 14 years.

Changes in the gross carrying amount of our other intangible assets for the nine months ended September 30, 2011, are as follows:

(in thousands)	Gross carrying amount
Balance at December 31, 2010:	$1,732,566
Acquisitions	1,390,000
Patents	2,000
Measurement period adjustments	(8,258)
Sale of IGRT	(12,166)
Effect of currency translation	(692)
Other	300

(in thousands)	Gross carrying amount
Balance at September 30, 2011	$3,103,750

In September 2011, the IGRT business was sold for approximately $13.0 million, at which time the related intangible asset, which had a gross carrying amount of $12.2 million, was reduced to zero.

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2010 is as follows (in thousands):

2011	$195,688
2012	$234,921
2013	$193,147
2014	$179,779
2015	$179,353

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income includes the following components for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Consolidated net income	$56,305	$69,472	$192,152	$181,287
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(540)	36	(1,922)	(62)
Foreign currency translation loss, net of tax	(5,326)	—	(4,326)	—
Fair value adjustment on derivatives designated as cash flow hedges, net of tax	111	—	111	—

Consolidated total comprehensive income	$50,550	$69,508	$186,015	$181,225

Less: Total comprehensive income attributable to noncontrolling interests	15,656	15,266	41,133	15,266

Comprehensive income attributable to Endo Pharmaceuticals Holdings Inc.	$34,894	$54,242	$144,882	$165,959

NOTE 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans and the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive Plan expired in 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). During 2009, 43,500 restricted stock units and 66,503 non-qualified stock options were granted to an executive officer of the Company as an inducement to commence employment with the Company. The restricted stock units and non-qualified stock options were granted outside of the 2007 Stock Incentive Plan but are subject to the terms and conditions of the 2007 Stock Incentive Plan and the applicable award agreements. In May 2010, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan. As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152. Approximately 22.2 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan. As of September 30, 2011, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $15.5 million and $34.2 million during the three and nine months ended September 30, 2011 and $6.4 million and $16.8 million, during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $117.3 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan for the nine months ended September 30, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	5,891,400	$22.60
Granted	3,803,724	$29.58
Exercised	(961,683)	$22.60
Forfeited	(267,796)	$25.36
Expired	(30,923)	$26.41

Outstanding, September 30, 2011	8,434,722	$25.67	7.27	$35,967,432
Vested and expected to vest, September 30, 2011	7,667,048	$25.45	7.18	$33,540,237
Exercisable, September 30, 2011	2,507,289	$23.66	5.74	$12,451,004

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $14.3 million and $2.3 million, respectively. The weighted-average grant date fair value of the stock options granted in the nine months ended September 30, 2011 and 2010 was $14.69 per option and $7.38 per option, respectively, determined using the following assumptions:

	2011	2010
Average expected term (years)	5.0	5.3
Risk-free interest rate	2.0%	2.5%
Dividend yield	0.0	0.0
Expected volatility	32%	34%

The weighted average remaining requisite service period of the non-vested stock options was 2.5 years. As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $53.5 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Units

A summary of our restricted stock units as of September 30, 2011 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2011	2,211,303
Granted	1,133,295
Forfeited	(148,632)
Vested	(543,519)

Outstanding, September 30, 2011	2,652,447	$75,011,201
Vested and expected to vest, September 30, 2011	2,300,858	$64,400,247

The weighted average remaining requisite service period of the non-vested restricted stock units was 2.3 years. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2011 and 2010 was $34.71 per unit and $20.78 per unit, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $55.1 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Awards

A summary of our restricted stock awards as of September 30, 2011 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	—	$—
Granted	199,413	$38.32
Forfeited	(4,233)	$38.32
Vested	(7,558)	$38.32	$118,482

Non-vested, September 30, 2011	187,622	$38.20

The weighted average remaining requisite service period of the non-vested restricted stock was approximately 2.7 years.

Performance Shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the nine months ended September 30, 2011 and 2010 totaled approximately 160,000 and 163,000, respectively. As of September 30, 2011, there was approximately $8.8 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the nine month period ended September 30, 2011 totaling $34.7 million and approximately 2.5 million shares of our common stock during the nine month period ended September 30, 2010 totaling $59.0 million.

Changes in Stockholders’ Equity

The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the nine months ended September 30, 2011 (dollars in thousands):

	Attributable to:
	Endo Pharmaceuticals Holdings Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2011	$1,741,591	$61,738	$1,803,329
Net income	151,019	41,133	192,152
Other comprehensive income	(6,137)	—	(6,137)
Compensation related to stock-based awards	34,224	—	34,224
Exercise of options	21,935	—	21,935
Common stock purchased	(34,702)	—	(34,702)
Distributions to noncontrolling interests	—	(39,392)	(39,392)
Buy-out of noncontrolling interests, net of contributions	—	(402)	(402)
Replacement equity issued in connection with the AMS acquisition	12,220	—	12,220
Other	4,338	—	4,338

Stockholders’ equity at September 30, 2011	$1,924,488	$63,077	$1,987,565

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

Novartis Consumer Health, Inc.

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis that we would terminate this agreement effective February 2014. At September 30, 2011, based on the currently manufactured products at Novartis Consumer Health, Inc. we are required to purchase a minimum of approximately $14 million of product from Novartis Consumer Health Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.

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

As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. We agreed to spend a minimum of $15 million on A&P Expenditures during the first Voltaren® Gel Agreement Year which ended on June 30, 2009. During the second Voltaren® Gel Agreement Year beginning on July 1, 2009 and extended through June 30, 2010, we had agreed to spend a minimum of $20 million on A&P Expenditures. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we had agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, we have agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel. Amounts incurred by Endo for such A&P Expenditures were $15.1 million and $15.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Mallinckrodt Inc.

Under the terms of our agreement (the Mallinckrodt Agreement) with Mallinckrodt Inc. (Mallinckrodt), Mallinckrodt manufactures and supplies to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under the Mallinckrodt Agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Mallinckrodt Agreement from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement was July 1, 1998 until September 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. On September 30, 2011, we provided written notice to Mallinckrodt that the Company intends to let the Mallinckrodt Agreement expire effective September 30, 2013. The Company chose to allow the Mallinckrodt Agreement to expire in connection with its ongoing initiatives relating to the sourcing of active pharmaceutical ingredients. Prior to the expiration of the Mallinckrodt Agreement, the Company expects a new agreement with respect to narcotic active drug substances and raw materials to be put in place with a third party. The Company will continue to purchase certain narcotic active drug substances, in bulk form, under the terms of the Mallinckrodt Agreement through the expiration date.

Noramco, Inc.

Under the terms of our agreement (the Noramco Agreement) with Noramco Inc. (Noramco), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the Noramco Agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The Noramco Agreement will expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. On September 30, 2011, our wholly-owned subsidiary Vintage Pharmaceuticals, LLC (Vintage) provided written notice to Noramco that Vintage intends to let the Noramco Agreement expire effective March 31, 2012. Vintage chose to allow the Noramco Agreement to expire in connection with its ongoing initiatives relating to the sourcing of active pharmaceutical ingredients. Prior to the expiration of the Noramco Agreement, Vintage expects a new agreement with respect to narcotic active drug substances and raw materials to be in place with a third party. Vintage will continue to purchase certain narcotic active drug substances, in bulk form, under the terms of the Noramco Agreement through the expiration date.

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

Ventiv Commercial Services, LLC

On November 24, 2010, we entered into a services agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv).

Under the terms of the Ventiv Agreement, Ventiv provides to Endo certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, and one national sales director, collectively referred to as the Ventiv Field Force. The Ventiv Field Force is required to perform a minimum number of face-to-face, one-on-one discussions with physicians and other health care practitioners for the purpose of promoting Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, and other Endo products within their respective approved indications during each year of the Ventiv Agreement, subject to certain provisions.

Under the terms of the Ventiv Agreement, we incurred a one-time implementation fee that we recognized in Selling, general, and administrative expense in the second half of 2010. In addition, each month we are required to pay Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a pre-approved budget. Ventiv is also eligible to earn a performance-based bonus equal to the fixed management fee during each year of the Ventiv Agreement. This performance-based bonus is payable upon the satisfaction of certain conditions, including the sale of a minimum number of Voltaren® Gel tubes and a minimum number of Details achieved. The Ventiv Agreement was set to expire on October 1, 2011. On July 21, 2011, Endo notified Ventiv of its decision to extend the term of the Ventiv Agreement to December 30, 2011.

The expenses incurred with respect to Ventiv under both the 2008 and the Ventiv Agreements were $9.7 million and $27.7 million for the three and nine months ended September 30, 2011, respectively, and $3.4 million and $9.1 million for the three and nine months ended September 30, 2010, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

UPS Supply Chain Solutions

Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the United States. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $1.4 million.

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

In view of the inherent difficulty of predicting the outcome of our various claims, legal proceedings and governmental investigations, particularly where there are many claimants and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, we are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. Likewise, it is reasonably possible that a future loss could exceed the related accrued liability.

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

Pricing Litigation

A number of cases were brought by state government entities that allege generally that our wholly-owned subsidiary, Endo Pharmaceuticals Inc. (EPI) and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.

As previously reported, one of these cases, State of Iowa v. Abbott Laboratories, Inc., et al., had been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Without admitting any liability or wrongdoing, EPI and the plaintiff reached an agreement to resolve this case on terms that are not material to the Company’s business, results of operations, financial condition or cash flows. Pursuant to that agreement, this matter was dismissed as to EPI on September 28, 2011.

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al. In addition, there is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies: State of Utah v. Actavis US, Inc., et al. As previously reported, there is a case pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana against EPI and numerous other pharmaceutical companies: State of Louisiana v. Abbott Laboratories, Inc., et al. These cases contain allegations similar to the allegations described above.

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

Paragraph IV Certifications on Opana® ER

As previously reported, in December 2007 and June 2008, the Company received notices from Impax Laboratories, Inc. (Impax) advising of the filing by Impax of an ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). Impax’s notices included notification that it had filed Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013 and 2023. The Company timely filed lawsuits against Impax in the United States District Court for the District of Delaware in connection with Impax’s ANDA.

As previously reported, on June 8, 2010, the Company settled all of the Impax litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Impax agreed not to challenge the validity or enforceability of patents relating to Opana® ER. The Company agreed to grant Impax a license permitting the production and sale of generic Opana® ER for 5, 10, 20, 30 and 40 mg tablets commencing on January 1, 2013 or earlier under certain circumstances. Such license is exclusive for 5, 10, 20, 30 and 40 mg tablets of generic Opana® ER for which Impax obtains first applicant status as described in 21 U.S.C. Section 355(j)(5)(B)(iv), for the period beginning on January 1, 2013 or earlier under certain circumstances, and such exclusivity ends upon expiration or forfeit of the 180-day period described in 21 U.S.C. Section 355(j)(5)(B)(iv) for such dosage strength. Such license is also subject to any agreements executed by us and any third party holding an ANDA referencing Opana® ER as of or prior to June 8, 2010.

As previously reported, in February and June 2008, the Company received notices from Actavis South Atlantic LLC (Actavis), advising of the filing by Actavis of an ANDA for a generic version of Opana® ER. Actavis’s notices included notification that it had filed Paragraph IV certifications under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company timely filed lawsuits against Actavis in the United States District Court for the District of New Jersey in connection with Actavis’s ANDA.

As previously reported, on February 20, 2009, the Company settled all of the Actavis litigation relating to Opana® ER. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of patents relating to Opana® ER. The Company agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets on July 15, 2011, or earlier under certain circumstances. The Company also granted Actavis a license to produce and market other strengths of Opana® ER generic commencing on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

As previously reported, in July and November 2008, the Company received notices from Sandoz, Inc. (Sandoz), advising of the filing by Sandoz of an ANDA for a generic version of Opana® ER. Sandoz’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company timely filed lawsuits against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA.

As previously reported, on June 8, 2010, the Company settled all of the Sandoz litigation relating to Opana® ER. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of patents relating to Opana® ER.

The Company agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in September 2008 and June 2009, the Company received notices from Barr Laboratories, Inc. (Barr), advising of the filing by Barr of an ANDA for a generic version of Opana® ER. Barr’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company timely filed lawsuits against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA.

As previously reported, on April 12, 2010, the Company settled all of the Barr litigation relating to Opana® ER. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of patents relating to Opana® ER. The Company agreed to grant Barr a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in January and March 2010, the Company received notices from Watson Laboratories, Inc. (Watson) advising of the filing by Watson of an ANDA for a generic version of Opana® ER. Watson’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company timely filed lawsuits against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA.

As previously reported, on October 4, 2010, the Company settled all of the Watson litigation relating to Opana® ER. Under the terms of the settlement, Watson agreed not to challenge the validity or enforceability of patents relating to Opana® ER. The Company agreed to grant Watson a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

As previously reported, in December 2009 and January 2010, the Company received notices from Roxane Laboratories, Inc. (Roxane) advising of the filing by Roxane of an ANDA for a generic version of Opana® ER. Roxane’s notices included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to the patents that cover the formulation of Opana® ER. The Company timely filed lawsuits against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA.

On May 4, 2011, the Company settled all of the Roxane litigation relating to Opana® ER. Under the terms of the settlement, Roxane agreed not to challenge the validity or enforceability of patents relating to Opana® ER. The Company agreed to grant Roxane a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.

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

Paragraph IV Certification on Frova®

As previously reported, in July 2011, the Company and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included notification that it had filed a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to US Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871, and 5,962,501, which cover Frova®. These patents are listed in the U.S. Food and Drug Administration’s (FDA) Orange Book and expire between 2013 and 2015. As a result of this Notice, on August 16, 2011, the Company filed a lawsuit against Mylan in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611, and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed.

Endo intends to vigorously defend Frova®’s intellectual property rights and to pursue all available legal and regulatory avenues in defense of Frova®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Mylan is able to obtain FDA approval of its product, Mylan may be able to launch its generic version of Frova® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents.

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

Propoxyphene Cases

Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of the prescription medicine propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. The Company intends to contest these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to propoxyphene litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

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

In July 2011, FDA issued an update to the October 2008 PHN to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI. In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. FDA also convened an advisory panel which met on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used for repair of POP and SUI. At the conclusion of the meetings, the advisory panel recommended reclassifying transvaginal mesh products used to treat POP to Class III devices (pre-market approval) and recommended that manufacturers of these products be required to conduct additional post-market surveillance studies. The advisory panel recommended that transvaginal surgical mesh products used to treat SUI remain as Class II devices. Regarding retropubic and transobturator (TOT) slings, the advisory panel recommended that no additional post-market surveillance studies are necessary. Regarding mini-slings, the advisory panel recommended pre-market study for new devices and additional post-market surveillance studies. The advisory panel’s recommendations are now under consideration by FDA.

Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. AMS and the Company intend to contest these cases vigorously and to explore other options as appropriate in the best interests of AMS and the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries.

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

NOTE 13. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Endo Pharmaceuticals Holdings Inc. common stockholders	$40,649	$54,206	$151,019	$166,021
Denominator:
For basic per share data — weighted average shares	116,816	115,469	116,611	116,292
Dilutive effect of common stock equivalents	2,281	1,128	2,328	804
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	1,750	—	2,493	—

For diluted per share data — weighted average shares	120,847	116,597	121,432	117,096
Basic net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.35	$0.47	$1.30	$1.43

Diluted net income per share attributable to Endo Pharmaceuticals Holdings Inc	$0.34	$0.46	$1.24	$1.42

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

The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income per share for the nine months ended September 30 (in thousands):

	2011	2010
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	23,500	25,993
Employee stock-based awards	2,007	5,220

	25,507	31,213

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 14. COST OF REVENUES

The components of cost of revenues for the three and nine months ended September 30 (in thousands) were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of net pharmaceutical product sales	$208,666	$107,414	$609,878	$308,703
Cost of device, service and other revenues	93,506	26,506	160,549	26,506

Total cost of revenues	$302,172	$133,920	$770,427	$335,209

NOTE 15. DEBT

The components of our total indebtedness at September 30, 2011 and December 31, 2010 (in thousands), were as follows:

	September 30, 2011	December 31, 2010
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(85,553)	(100,578)

1.75% Convertible Senior Subordinated Notes due 2015, net	$293,947	$278,922

7.00% Senior Notes due 2019	$500,000	$—
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(10,046)	(13,284)

7.00% Senior Notes due 2020, net	$389,954	$386,716

7.25% Senior Notes due 2022	$400,000	$—
3.25% AMS Convertible Notes due 2036	$841	$—
4.00% AMS Convertible Notes due 2041	$131	$—
Term Loan Facility Due 2015	$—	$400,000
Term Loan A Facility Due 2016	$1,485,938	$—
Term Loan B Facility Due 2018	$563,250	$—
Other long-term debt	$5,457	$5,156

Total long-term debt, net	$3,639,518	$1,070,794

Less current portion	$74,334	$24,993

Total long-term debt, less current portion, net	$3,565,184	$1,045,801

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

Financing costs of $56.0 million paid to establish the 2011 Credit Facility, including $43.4 million paid to investment bankers that also helped structure the AMS acquisition, were deferred and are being amortized to interest expense over the life of the 2011 Credit Facility. Unamortized financing costs associated with the prior credit facilities as of November 30, 2010 totaled approximately $14.7 million on June 17, 2011. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $8.5 million of this amount was written off and is included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt, net. The remaining $6.2 million was deferred to be amortized over the life of the 2011 Credit Facility.

In September 2011, we made a $135.0 million prepayment on our Term Loan B Facility. Pursuant to our rights under the 2011 Credit Agreement, we elected to apply a portion of this prepayment against all remaining contractual payments such that we have no remaining principal payment obligations until the maturity of the Term Loan B Facility on June 17, 2018.

We recognized $32.3 million and $3.0 million of interest expense related to our Credit Facilities for the nine months ended September 30, 2011 and 2010, respectively.

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

We recognized $11.3 million of interest expense related to our 2019 Notes for the nine months ended September 30, 2011.

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

We recognized $21.7 million of interest expense related to our 2020 Notes for the nine months ended September 30, 2011.

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

We recognized $9.4 million of interest expense related to our 2022 Notes for the nine months ended September 30, 2011.

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

The carrying values of the debt and equity components of our Convertible Notes at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(85,553)	(100,578)

Net carrying amount of the debt component	$293,947	$278,922

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

We recognized $20.0 million and $21.5 million of interest expense for the nine months ended September 30, 2011 and 2010, respectively. For the amounts recognized in 2011, $5.0 million related to the contractual interest payments and $15.0 million related to the amortization of the debt discount and certain other costs of the offering. This compared to $7.7 million of contractual interest payments and $13.8 million related to the amortization of the debt discount and certain other costs of the offering for the nine months ended September 30, 2010.

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041

As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at September 30, 2011, excluding accrued interest.

We recognized less than $0.1 million of interest expense related to the AMS Notes for the nine months ended September 30, 2011.

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

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain risks relating to our ongoing business operations. We use derivative instruments to mitigate a portion of our exposure to volatility in foreign currency exchange rates. Foreign currency exchange forward contracts are used to manage the currency risk associated with forecasted sales to and receivables from certain subsidiaries, denominated in their local currencies. We hedge only exposures in the ordinary course of business. We account for our derivative instruments at fair value, which is determined based on quoted prices for similar contracts.

We account for certain of our derivative instruments under hedge accounting provided we meet designation documentary and analytic requirements. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair value of derivatives and the changes in the cost of the associated underlying transactions, in this case translation gain or loss. The effective portion of the change in the fair value of foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is recognized as an adjustment to other (expense) income, in the same period the related expenses are recognized in earnings. The ineffective portion of contracts designated for hedge accounting and the gain or loss from changes in the fair value of contracts not designated for hedge accounting and contracts where hedge accounting is discontinued when it is determined the underlying transaction is not going to occur, are recognized currently in the Consolidated Statements of Operations. Amounts due from counterparties (unrealized hedge gains) or due to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are classified in the Consolidated Statement of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated or does not qualify for hedge accounting, in which case the receipts or payments are classified in cash flows from investing activities.

At September 30, 2011, we have foreign currency exchange forward contracts outstanding which are intended as hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These derivative instruments have remaining terms between one and twelve months. Under applicable accounting guidance, we ceased applying hedge accounting treatment for these types of contracts upon acquisition of AMS. Consequently, changes in the market value were recognized currently in earnings during the third quarter. These contracts have been re-designated for hedge accounting effective October 4, 2011. The notional amount of these foreign currency exchange forward contracts was $27.3 million at September 30, 2011. For these type of contracts purchased after the acquisition, hedge accounting was used during the third quarter. The notional amount of these foreign currency exchange forward contracts was $10.1 million at September 30, 2011.

We have also entered into foreign currency exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in euros, British pounds, Canadian dollars, and Australian dollars. The notional amount of these contracts was $12.0 million at September 30, 2011. The associated underlying transactions are expected to occur within the next month. These contracts do not qualify for hedge accounting.

At September 30, 2011 the fair value of derivatives designated for hedge accounting of $0.4 million and derivatives not designated for hedge accounting of $0.5 million was included in accounts receivable, net in the Consolidated Balance Sheets. The gain of $0.4 million from contracts designated for hedge accounting was included in other comprehensive income and is expected to be reclassified into earnings within the next twelve months. No amounts were reclassified from accumulated other comprehensive income during the quarter. The amount of gain recognized in other (expense) income from contracts not designated for hedge accounting during the quarter was $3.2 million.

NOTE 17. SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the 2019 Notes, 2020 Notes and 2022 Notes, we have included this supplemental guarantor disclosure in accordance with Rule 3-10(g) of Regulation S-X. The 2019 Notes, 2020 Notes, and 2022 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following nineteen subsidiaries (together, the Guarantor Subsidiaries):

• Endo Pharmaceuticals Inc.	• Endo Pharmaceuticals Solutions Inc.

• Endo Pharmaceuticals Valera Inc.	• Ledgemont Royalty Sub LLC

• American Medical Systems Holdings, Inc.	• American Medical Systems, Inc.

• AMS Research Corporation	• Laserscope

• AMS Sales Corporation	• Generics International (US Parent), Inc.

• Generics International (US Midco), Inc.	• Generics International (US Holdco), Inc.

• Generics International (US), Inc.	• Generics Bidco I, LLC

• Generics Bidco II, LLC	• Moores Mill Properties LLC

• Wood Park Properties LLC	• Vintage Pharmaceuticals, LLC

• Quartz Specialty Pharmaceuticals, LLC

Each of the Guarantor Subsidiaries is 100 percent owned by us. The following supplemental condensed consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.

The following condensed consolidating financial statements are presented using the equity method of accounting for its investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this note should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

(In thousands)

	As of September 30, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,067	$337,309	$41,295	$—	$419,671
Marketable securities	—	41,010	—	—	41,010
Accounts receivable, net	—	622,333	69,221	30,430	721,984
Inventories, net	—	268,279	19,977	(5,716)	282,540
Prepaid expenses and other current assets	144	22,131	7,613	(464)	29,424
Deferred income taxes	—	176,667	5,808	—	182,475

Total current assets	41,211	1,467,729	143,914	24,250	1,677,104
INTERCOMPANY RECEIVABLES	769,241	6,576,263	210,379	(7,555,883)	—
MARKETABLE SECURITIES	—	20,396	—	—	20,396
PROPERTY, PLANT AND EQUIPMENT, NET	—	245,235	28,491	(238)	273,488
GOODWILL	—	2,283,972	236,908	(24,021)	2,496,859
OTHER INTANGIBLES, NET	—	2,682,420	83,629	—	2,766,049
INVESTMENT IN SUBSIDIARIES	5,869,407	316,952	—	(6,186,359)	—
OTHER ASSETS	86,835	27,678	12,434	—	126,947

TOTAL ASSETS	$6,766,694	$13,620,645	$715,755	$(13,742,251)	$7,360,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	—	238,114	5,542	(9)	243,647
Accrued expenses	31,588	592,990	30,030	—	654,608
Current portion of long-term debt	70,313	972	3,049	—	74,334
Acquisition-related contingent consideration	—	6,063	165	—	6,228
Income taxes payable	(14,681)	38,634	(9,134)	—	14,819

Total current liabilities	87,220	876,773	29,652	(9)	993,636
INTERCOMPANY PAYABLES	1,189,346	6,278,356	88,181	(7,555,883)	—
DEFERRED INCOME TAXES	2,865	724,348	180	—	727,393
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,529	—	—	2,529
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,562,775	—	2,409	—	3,565,184
OTHER LIABILITIES	—	73,988	10,548	—	84,536
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,378	—	—	—	1,378
Additional paid-in capital	933,584	4,234,518	536,536	(4,771,054)	933,584
Retained earnings (deficit)	1,515,316	1,431,801	(9,698)	(1,422,103)	1,515,316
Accumulated other comprehensive loss	(7,298)	(1,668)	(5,130)	6,798	(7,298)
Treasury stock	(518,492)	—	—	—	(518,492)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,924,488	5,664,651	521,708	(6,186,359)	1,924,488
Noncontrolling interests	—	—	63,077	—	63,077

Total stockholders’ equity	1,924,488	5,664,651	584,785	(6,186,359)	1,987,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,766,694	$13,620,645	$715,755	$(13,742,251)	$7,360,843

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

(In thousands)

	As of December 31, 2010
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,400	$404,169	$16,645	$—	$466,214
Accounts receivable, net	—	514,566	33,246	(5)	547,807
Inventories, net	—	168,003	10,802	—	178,805
Prepaid expenses and other current assets	—	18,091	4,750	—	22,841
Income taxes receivable	5,858	(8,814)	6,099	—	3,143
Deferred income taxes	—	130,933	9,791	—	140,724

Total current assets	51,258	1,226,948	81,333	(5)	1,359,534
INTERCOMPANY RECEIVABLES	(69,344)	3,013,958	6,866	(2,951,480)	—
MARKETABLE SECURITIES	—	23,509	—	—	23,509
PROPERTY, PLANT AND EQUIPMENT, NET	—	186,109	29,186	—	215,295
GOODWILL	—	561,725	153,280	—	715,005
OTHER INTANGIBLES, NET	—	1,460,295	71,465	—	1,531,760
INVESTMENT IN SUBSIDIARIES	3,302,001	(32)	—	(3,301,969)	—
OTHER ASSETS	—	62,964	4,322	—	67,286

TOTAL ASSETS	$3,283,915	$6,535,476	$346,452	$(6,253,454)	$3,912,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$238,374	$2,740	$—	$241,114
Accrued expenses	1,388	456,063	12,275	(5)	469,721
Current portion of long-term debt	22,500	—	2,493	—	24,993

Total current liabilities	23,888	694,437	17,508	(5)	735,828
INTERCOMPANY PAYABLES	460,776	2,431,113	59,591	(2,951,480)	—
DEFERRED INCOME TAXES	7,472	222,118	(12,256)	—	217,334
ACQUISITION-RELATED CONTINGENT CONSIDERATION	7,050	9,000	—	—	16,050
LONG-TERM DEBT, LESS CURRENT PORTION, NET	1,043,138	—	2,663	—	1,045,801
OTHER LIABILITIES	—	83,553	10,494	—	94,047
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,363	—	—	—	1,363
Additional paid-in capital	860,882	1,833,515	214,844	(2,048,359)	860,882
Retained earnings (deficit)	1,364,297	1,262,901	(8,130)	(1,254,771)	1,364,297
Accumulated other comprehensive loss	(1,161)	(1,161)	—	1,161	(1,161)
Treasury stock	(483,790)	—	—	—	(483,790)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,741,591	3,095,255	206,714	(3,301,969)	1,741,591
Noncontrolling interests	—	—	61,738	—	61,738

Total stockholders’ equity	1,741,591	3,095,255	268,452	(3,301,969)	1,803,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,283,915	$6,535,476	$346,452	$(6,253,454)	$3,912,389

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands)

	For the Three Months Ended September 30, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$706,337	$86,045	$(33,304)	$759,078

COSTS AND EXPENSES:
Cost of revenues	—	287,446	49,830	(35,104)	302,172
Selling, general and administrative	24	221,033	23,302	—	244,359
Research and development	—	43,606	278	—	43,884
Impairment of long-lived assets	—	22,691	—	—	22,691
Acquisition-related items	—	6,060	(242)	—	5,818

OPERATING (LOSS) INCOME	(24)	125,501	12,877	1,800	140,154

INTEREST EXPENSE, NET	1,963	50,818	11	—	52,792
OTHER (INCOME) EXPENSE, NET	—	(3,525)	455	70	(3,000)

(LOSS) INCOME BEFORE INCOME TAX	(1,987)	78,208	12,411	1,730	90,362

INCOME TAX	(1,143)	35,099	(637)	738	34,057
EQUITY FROM EARNINGS (LOSS) IN SUBSIDIARIES	41,493	(98)	—	(41,395)	—

CONSOLIDATED NET INCOME	40,649	43,011	13,048	(40,403)	56,305

Less: Net income attributable to noncontrolling interests	—	—	15,656	—	15,656

NET INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$40,649	$43,011	$(2,608)	$(40,403)	$40,649

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,809,956	$193,661	$(76,902)	$1,926,715

COSTS AND EXPENSES:
Cost of revenues	—	738,961	110,320	(78,854)	770,427
Selling, general and administrative	58	540,457	41,363	—	581,878
Research and development	—	126,576	278	—	126,854
Impairment of long-lived assets	—	22,691	—	—	22,691
Acquisition-related items	(7,050)	35,288	1,279	—	29,517

OPERATING INCOME	6,992	345,983	40,421	1,952	395,348

INTEREST EXPENSE, NET	28,226	68,905	11	—	97,142
LOSS ON EXTINGUISHMENT OF DEBT, NET	8,548	—	—	—	8,548
OTHER (INCOME) EXPENSE, NET	—	(3,024)	88	159	(2,777)

(LOSS) INCOME BEFORE INCOME TAX	(29,782)	280,102	40,322	1,793	292,435

INCOME TAX	(13,431)	112,156	757	801	100,283
EQUITY FROM EARNINGS IN SUBSIDIARIES	167,370	954	—	(168,324)	—

CONSOLIDATED NET INCOME	151,019	168,900	39,565	(167,332)	192,152

Less: Net income attributable to noncontrolling interests	—	—	41,133	—	41,133

NET INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	151,019	168,900	(1,568)	(167,332)	151,019

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands)

	For the Three Months Ended September 30, 2010
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$392,417	$51,686	$—	$444,103

COSTS AND EXPENSES:
Cost of revenues	—	107,414	26,506	—	133,920
Selling, general and administrative	9,924	114,457	13,435	—	137,816
Research and development	—	31,445	—	—	31,445
Impairment of long-lived assets	—	—	—	—	—
Acquisition-related items	890	24,100	—	—	24,990

OPERATING (LOSS) INCOME	(10,814)	115,001	11,745	—	115,932

INTEREST EXPENSE, NET	9,021	3,958	—	—	12,979
OTHER EXPENSE (INCOME), NET	—	347	(406)	—	(59)

(LOSS) INCOME BEFORE INCOME TAX	(19,835)	110,696	12,151	—	103,012

INCOME TAX	(3,400)	39,595	(2,655)	—	33,540
EQUITY FROM EARNINGS IN SUBSIDIARIES	70,641	—	—	(70,641)	—

CONSOLIDATED NET INCOME	54,206	71,101	14,806	(70,641)	69,472

Less: Net income attributable to noncontrolling interests	—	—	15,266	—	15,266

NET INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$54,206	$71,101	$(460)	$(70,641)	$54,206

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30, 2010
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,153,353	$51,686	$—	$1,205,039

COSTS AND EXPENSES:
Cost of revenues	—	308,703	26,506	—	335,209
Selling, general and administrative	9,940	381,027	13,435	—	404,402
Research and development	—	105,269	—	—	105,269
Impairment of long-lived assets	—	13,000	—	—	13,000
Acquisition-related items	1,780	29,535	—	—	31,315

OPERATING (LOSS) INCOME	(11,720)	315,819	11,745	—	315,844

INTEREST EXPENSE, NET	21,466	11,301	—	—	32,767
OTHER INCOME, NET	—	(73)	(406)	—	(479)

(LOSS) INCOME BEFORE INCOME TAX	(33,186)	304,591	12,151	—	283,556

INCOME TAX	(7,776)	112,700	(2,655)	—	102,269
EQUITY FROM EARNINGS IN SUBSIDIARIES	191,431	—	—	(191,431)	—

CONSOLIDATED NET INCOME	166,021	191,891	14,806	(191,431)	181,287

Less: Net income attributable to noncontrolling interests	—	—	15,266	—	15,266

NET INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$166,021	$191,891	$(460)	$(191,431)	$166,021

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	(51,709)	301,150	169,090	—	418,531

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	—	(34,176)	(5,433)	—	(39,609)
Proceeds from sale of property, plant and equipment, net	—	340	807	—	1,147
Acquisitions, net of cash acquired	—	(2,243,486)	(124,871)	—	(2,368,357)
Proceeds from investments	—	36,000	—	—	36,000
Purchases of investments	—	(6,009)	—	—	(6,009)
Other investments	—	436	(824)	—	(388)
Payment on contingent consideration	—	—	(662)	—	(662)
License fees	—	(2,300)	—	—	(2,300)
Proceeds from sale of business	—	—	12,990	—	12,990

Net cash (used in) investing activities	—	(2,249,195)	(117,993)	—	(2,367,188)

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	—	—	—	—
Tax benefits of stock awards	—	5,519	—	—	5,519
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	21,780	—	—	—	21,780
Proceeds from issuance of 2019 and 2022 Notes	900,000	—	—	—	900,000
Purchase of common stock	(34,702)	—	—	—	(34,702)
Proceeds from issuance of Term Loans	2,200,000	—	—	—	2,200,000
Principal payments on Term Loan	(550,813)	—	—	—	(550,813)
Payment on AMS Convertible Notes	—	(519,040)	—	—	(519,040)
Deferred financing fees	(81,535)	—	—	—	(81,535)
Distributions to noncontrolling interests	—	—	(39,392)	—	(39,392)
Buy-out of noncontrolling interests, net of contributions	—	—	(402)	—	(402)
Proceeds from other debt, net	—	—	302	—	302
Intercompany activity	(2,407,354)	2,394,706	12,648	—	—

Net cash (used in) provided by financing activities	47,376	1,881,185	(26,844)	—	1,901,717

Effect of foreign exchange rate	—	—	397	—	397
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,333)	(66,860)	24,650	—	(46,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,400	404,169	16,645	—	466,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,067	$337,309	$41,295	$—	$419,671

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2010
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	177,843	(130,498)	235,639	—	282,984

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	—	(10,278)	(1,040)	—	(11,318)
Proceeds from sales of trading securities	—	230,867	—	—	230,867
Acquisitions, net of cash acquired	—	(125,274)	(208,075)	—	(333,349)
Other investments	—	(1,648)	—	—	(1,648)

Net cash provided by (used in) investing activities	—	93,667	(209,115)	—	(115,448)

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(285)	—	—	(285)
Tax benefits of stock awards	—	2,074	—	—	2,074
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	8,728	—	—	—	8,728
Purchase of common stock	(58,974)	—	—	—	(58,974)
Principal payment on HealthTronics senior credit facility	—	(40,000)	—	—	(40,000)
Distributions to noncontrolling interests	—	—	(13,971)	—	(13,971)
Buy-out of noncontrolling interests, net of contributions	—	—	(725)	—	(725)
Proceeds from other debt, net	—	1,230	—	—	1,230
Intercompany activity	(125,274)	125,274	—	—	—

Net cash (used in) provided by financing activities	(175,520)	88,293	(14,696)	—	(101,923)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,323	51,462	11,828	—	65,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,586	665,720	156	—	708,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,909	$717,182	$11,984	$—	$774,075

NOTE 18. SUBSEQUENT EVENTS

On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc., (the Tenant), entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership relating to new Company headquarters consisting of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania. This lease is guaranteed by the Company.

The term of this lease is one-hundred and forty-four months, which is expected to commence in late 2012, and includes three renewal options, each for an additional sixty (60) month period. The monthly lease rate for the initial year will be $466,250, and will increase by 2.25% each subsequent year. Under the terms of this lease, the Tenant will have a continuous and recurring right throughout the initial four (4) years of the lease term to lease up to an additional approximately one hundred fifty thousand (150,000) square feet. Additionally, as this is a build-to-suit lease agreement, the Tenant is responsible for all tenant improvement costs, less a tenant improvement allowance of $45 per square foot times the rentable square footage of the building.

This lease agreement is filed herewith as Exhibit 99.1 and is incorporated herein by reference.

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

We have built a diversified business model with three key business segments—branded pharmaceuticals, generics, and devices and services—providing focused solutions primarily in the pain management and urology therapeutic areas with an emerging presence in the oncology and endocrinology space. We believe this business model enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER and Opana®, Percocet®, Frova®, Voltaren® Gel, Vantas®, Valstar®, Supprelin® LA and Fortesta® Gel. Branded products comprised approximately 62% of our revenues in the nine months ended September 30, 2011, with 31% of our revenues coming from Lidoderm. Our non-branded generic portfolio, which accounted for 22% of revenues in the nine months ended September 30, 2011, currently consists of products primarily focused on pain management. We focus on selective generics that we believe have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Additionally, we have a growing devices and services portfolio, which accounted for the remainder of our revenues for the nine months ended September 30, 2011. We generated total revenues of $1,926.7 million for the nine months ended September 30, 2011.

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

We have a dedicated pharmaceutical products sales forces in the United States, consisting of 440 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 71 Endo sales representatives focusing primarily on bladder and prostate cancer products, 31 Endo medical center representatives focusing on the treatment of central precocious puberty and 23 Endo account executives focusing on managed markets customers. We also have 372 sales representatives focusing primarily on devices and services. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

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

In response to the U.S. debt-ceiling crisis, Congress passed the Budget Control Act of 2011 on August 2, 2011. Within the Act, Congress created the Joint Select Committee on Deficit Reduction (JSC), which is charged with issuing a formal recommendation on how to reduce the federal deficit by $1.2 to $1.5 trillion over the next ten years. The Committee must finalize its deficit reduction plan by November 23, 2011 and Congress must hold an up-or-down vote on the report by December 23, 2011. If the committee fails to agree on a package or the full Congress fails to pass it, a process of sequestration occurs which will result in across-the-board spending cuts to certain government programs, including Medicare, in order to meet the deficit reduction goal. The JSC is considering a number of policy options for inclusion in its formal recommendation, some of which would impact the pharmaceutical industry and Endo.

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

Pipeline Developments

In June 2011, we announced topline results from a Phase II study comparing the novel investigational drug axomadol against placebo in the treatment of patients with moderate to severe chronic lower back pain. The results indicate that axomadol did not meet predetermined study end points. In August 2011, we terminated the Grünenthal Axomadol Agreement, effective August 17, 2011.

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

In June 2011, we initiated a voluntary nationwide recall of two lots of Endocet®. The Company’s decision was primarily based on a June FDA Field Alert notifying us that pills of Endocet® 10/650mg dosage strength were found in at least one bottle of Endocet® 10/325mg dosage strength. The recall is ongoing and we do not expect it to have a material adverse effect on our business, financial condition, results of operations or cash flows. We are working with the third party manufacturer to investigate the finding and determine the root cause. Should it be determined that the third party manufacturer was responsible, we would expect them to reimburse us for all costs associated with the recall, currently estimated at $3.6 million.

In September 2011, we initiated a voluntary nationwide retail-level recall of multiple lots of oral contraceptives. The recall is being implemented because of a packaging error, where select blisters were rotated 180 degrees within the card, reversing the weekly tablet orientation and making the lot number and expiry date no longer visible. These packaging defects do not pose any immediate health risks. Our third party manufacturer has assumed responsibility and will reimburse us for up to $6.0 million of the total costs associated with the recall, currently estimated at $10.7 million.

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

Consolidated Results Review

Revenues. Revenues for the three and nine months ended September 30, 2011 increased 71% to $759.1 million and 60% to $1,926.7 million, respectively, from the comparable 2010 periods. These increases in revenues are primarily driven by organic growth in our branded pharmaceuticals product portfolio, including Opana ER and Voltaren Gel, as well as incremental revenues from our AMS and 2010 acquisitions, including $158.3 million in revenues from AMS, $325.1 million in revenues from Qualitest, and $153.7 million in revenues from HealthTronics, which we acquired in June 2011, November 2010, and July 2010, respectively. Sales growth of our branded pharmaceuticals was essentially volume driven, while price fluctuations had no material impact.

The following table displays our revenues by category and as a percentage of total revenues for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands). Certain prior year amounts have been reclassified to conform to the current year presentation:

	Three Months Ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Lidoderm ®	$207,364	27	$196,263	44	$592,929	31	$574,960	48
Opana® ER	97,753	13	58,809	13	275,221	14	165,130	14
Voltaren® Gel	36,260	5	26,947	6	104,213	5	73,632	6
Percocet®	28,130	4	29,950	7	82,765	4	90,428	8
Frova®	14,815	2	14,136	3	42,186	2	43,898	4
Supprelin® LA	12,695	2	11,018	2	36,432	2	33,814	3
Other brands	28,494	4	27,863	6	65,546	3	90,500	8

Total brands*	425,511	56	364,986	82	1,199,292	62	1,072,362	89
Total generics	147,975	19	27,431	6	415,431	22	80,991	7
Total devices and services revenue	185,592	24	51,686	12	311,992	16	51,686	4

Total revenues*	$759,078	100	$444,103	100	$1,926,715	100	$1,205,039	100

*	– Percentages may not add due to rounding.

Lidoderm®. Net sales of Lidoderm® for the three and nine months ended September 30, 2011 increased 6% to $207.4 million and 3% to $592.9 million, respectively, from the comparable 2010 periods. The increase in Lidoderm® is primarily attributable to increased volumes compared to the same period in 2010.

Opana® ER. Net Sales of Opana® ER for the three and nine months ended September 30, 2011 increased 66% to $97.8 million and 67% to $275.2 million, respectively, from the comparable 2010 periods. The growth in net sales is primarily attributable to continued prescription and market share growth of the product, as we continue to drive our promotional efforts through physician targeting. In addition, our strategy to aggressively contract with managed care organizations has resulted in increases in volume as we have broadened our access for the brand.

Voltaren® Gel. Net sales of Voltaren® Gel for the three and nine months ended September 30, 2011 increased 35% to $36.3 million and 42% to $104.2 million, respectively, from the comparable 2010 periods. The Company launched Voltaren® Gel in March 2008 and we believe the growth of Voltaren® Gel since its launch is driven by the product’s proven clinical efficacy combined with our continued promotional activities aimed at increasing product awareness in the target audience.

Percocet®. Net sales of Percocet® for the three and nine months ended September 30, 2011 decreased 6% to $28.1 million and 8% to $82.8 million, respectively, from the comparable 2010 periods. The decreases are primarily attributable to decreased volumes compared to 2010.

Frova®. Net sales of Frova® for the three and nine months ended September 30, 2011 increased 5% to $14.8 million and decreased 4% to $42.2 million, respectively, from the comparable 2010 periods. The increase for the three months ended September 30, 2011 is primarily attributable to improvements in price realization. The decrease for the nine months ended September 30, 2011 is primarily attributable to reduced volumes during the first nine months of 2011 as compared to 2010, partially offset by improvements in price realization.

Supprelin® LA. Net sales of Supprelin® LA for the three and nine months ended September 30, 2011 increased 15% to $12.7 million and 8% to $36.4 million, respectively, from the comparable 2010 periods. These increases were driven by volume growth during the first nine months of 2011, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the three and nine months ended September 30, 2011 increased 2% to $28.5 million and decreased 28% to $65.5 million, from the comparable 2010 periods. The increase for the three months ended September 30, 2011 is primarily attributable to sales of FortestaTM Gel, which we introduced in the United States during the first quarter of 2011, partially offset by decreased sales of Opana® as demand shifted to Opana® ER. The decrease for the nine months ended September 30, 2011 was primarily driven by decreased sales of Opana®. Additionally, sales declines in Vantas® were offset by increased sales from Valstar® and certain other brands.

Generics. Net sales of our generic products for the three and nine months ended September 30, 2011 increased 439% to $148.0 million and 413% to $415.4 million, respectively, respectively, from the comparable 2010 periods. This increase was largely attributable to our acquisition of Qualitest on November 30, 2010, which contributed $113.6 million and $325.1 million of net sales of generic products during the three and nine months ended September 30, 2011, respectively.

Devices and Services. Revenue for the three and nine months ended September 30, 2011 increased 259% to $185.6 million and 504% to $312.0 million, respectively, from the comparable 2010 periods. These amounts consist entirely of revenues from the acquisition of HealthTronics in July 2010 and AMS in June 2011.

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Cost of revenues	$302,172	40	$133,920	30	$770,427	40	$335,209	28
Selling, general and administrative	244,359	32	137,816	31	581,878	30	404,402	34
Research and development	43,884	6	31,445	7	126,854	7	105,269	9
Impairment of long-lived assets	22,691	3	—	—	22,691	1	13,000	1
Acquisition related costs	5,818	1	24,990	6	29,517	2	31,315	3

Total costs and expenses*	$618,924	82	$328,171	74	$1,531,367	79	$889,195	74

*	– Percentages may not add due to rounding.

Cost of Revenues and Gross Margin. Cost of revenues for the three and nine months ended September 30, 2011 increased 126% to $302.2 million and 130% to $770.4 million, respectively, from the comparable 2010 periods. This increase was primarily driven by our second half 2010 acquisitions as well as our June 2011 acquisition of AMS, which, on a combined basis, contributed approximately $184.9 million and $443.7 million to our cost of revenues during the three and nine months ended September 30, 2011, respectively, compared to $26.5 million during the three and nine months ended September 30, 2010. The remaining increase relates to increased sales of our legacy Endo products. Gross profit margins for the three months ended September 30, 2011 and 2010 were 60% and 70%, respectively. Gross profit margins for the nine months ended September 30, 2011 and 2010 were 60% and 72%, respectively. The reduction in gross profit margins is primarily due to our recent acquisitions, which contributed a lower gross profit margin percentage than Endo’s legacy products. Gross profit margin has also been unfavorably impacted by the increased amortization expense during the three and nine months ended September 30, 2011 compared to the comparable 2010 periods as a result of our recent acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2011 increased 77% to $244.4 million and 44% to $581.9 million, respectively, from the comparable 2010 periods. This increase was primarily driven by our second half 2010 acquisitions and our June 2011 acquisition of AMS, which, on a combined basis, contributed approximately $100.6 million and $152.5 million of expense during the three and nine months ended September 30, 2011, respectively, compared to $17.7 million during the three and nine months ended September 30, 2010. The increase was also partially driven by certain separation costs associated with our AMS acquisition totaling $10.2 million for the three months ended September 30, 2011.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2011 increased 40% to $43.9 million and 21% to $126.9 million, respectively, from the comparable 2010 periods. These increases were primarily driven by the addition of AMS’s, Qualitest’s, and Penwest’s research and development portfolios to our existing programs, the progress of our branded pharmaceutical portfolio’s development, and the expansion of our efforts in the pharmaceutical discovery and device research and development areas.

Impairment of Long-Lived Assets. In July 2008, the Company made a $20 million investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer. In September 2011, we impaired our investment in this privately-held company due to the negative clinical trial results related to its lead asset. Accordingly, we wrote off our investment in its entirety and recorded an impairment charge of $22.7 million.

Acquisition Related Items. Acquisition-related items for the three and nine months ended September 30, 2011 decreased 77% to $5.8 million and 6% to $29.5 million, respectively, from the comparable 2010 periods. Acquisition-related items for the three and nine months ended September 30, 2011 primarily consisted of transaction fees of $6.0 million and $37.0 million, respectively, including legal, separation, integration, and other expenses for our recent acquisitions, partially offset by favorable changes in the fair value of the acquisition-related contingent consideration of $0.2 million and $7.5 million, respectively, which were recorded as gains. The change in the fair value of the acquisition-related contingent consideration primarily reflects changes of our present value assumptions associated with our valuation models. This compares to $25.0 million in expense and $31.3 million in expense, respectively, in the comparable 2010 periods resulting from changes in the fair value of the acquisition-related contingent consideration and other miscellaneous transaction and integration costs associated with our July 2010 acquisition of HealthTronics and 2009 acquisition of Indevus.

Interest Expense, net. The components of interest expense (income), net at September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest expense	$52,939	$13,147	$97,587	$33,782
Interest income	(147)	(168)	(445)	(1,015)

Interest expense, net	$52,792	$12,979	$97,142	$32,767

Interest expense for the three and nine months ended September 30, 2011 increased 303% to $52.9 million and 189% to $97.6 million, respectively, from the comparable 2010 periods. This increase is primarily due to $37.9 million and $45.1 million, respectively, of interest expense during the three and nine months ended September 30, 2011 resulting from the $3.1 billion of indebtedness the Company incurred in June of 2011 as well as $7.3 million and $29.5 million, respectively, of interest expense during the three and nine months ended September 30, 2011 resulting from the $800.0 million of indebtedness the Company incurred in November of 2010, $400.0 million of which remains at September 30, 2011. These increases were partially offset by decreases in interest related to our early retirement of the 2009 Credit Facility and the Non-recourse Notes in 2010 and $395.0 million of Term Loan debt in June 2011. Changes in interest income for the three and nine months ended September 30, 2011 resulted from fluctuations in the amount of cash invested in interest-bearing accounts, including our money market funds and auction-rate securities and the yields on those investments.

Other income, net. The components of Other income, net at September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gain on trading securities	$—	$—	$—	$(15,420)
Loss on auction-rate securities rights	—	—	—	15,659
Other income, net	(3,000)	(59)	(2,777)	(718)

Other income, net	$(3,000)	$(59)	$(2,777)	$(479)

During the nine months ended September 30, 2010, the value of our trading auction-rate securities increased by $15.4 million. The increases in fair value were more than offset by losses recorded as a result of decreases in the fair value of our auction-rate securities rights totaling $15.7 million for the nine months ended September 30, 2010. As all auction-rate securities rights were exercised and all trading auction-rate securities were sold on June 30, 2010, there were no subsequent changes to their respective fair values.

Income Tax. Income tax for the three month period ended September 30, 2011 increased 2% to $34.1 million from the comparable 2010 period. This increase is due to an increase in the effective income tax rate to 37.7% from 32.6% in the comparable 2010 period, offset by a decrease in pre-tax income. The increase in the effective income tax rate is primarily due to the establishment of a valuation allowance in the current period against an anticipated capital loss on our cost method investment in a privately-held company and an increase in the non-deductible charge for the Branded Prescription Drug fee. The increase is partially offset by the release of FIN 48 reserves due to statute of limitation expirations, an increase in the Domestic Production Activities deduction, the inclusion of transaction costs on acquisitions in the comparable 2010 period, a benefit from the Research and Development credit that was expired during the comparable 2010 period, and an increase in the Orphan Drug credit.

Income tax for the nine months ended September 30, 2011, decreased 2% from the comparable 2010 period to $100.3 million. This fluctuation is due to the decrease in our effective income tax rate to 34.3% from 36.1% in the comparable 2010 period. The decrease in the effective income tax rate is primarily due to non-taxable income attributable to noncontrolling interests assumed as part of the HealthTronics acquisition, the release of FIN 48 reserves due to statute of limitation expirations, an increase in the Domestic Production Activities deduction, a benefit from non-taxable reductions in the fair value of contingent consideration as compared to non-deductible increases in the fair value in the comparable prior period, a benefit from the Research and Development credit that was expired during the comparable 2010 period, and an increase in the Orphan Drug credit, partially offset by the establishment of a valuation allowance in the current period against an anticipated capital loss on our cost method investment in a privately-held company, and an increase in the non-deductible charge for the Branded Prescription Drug fee.

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

Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30 2011 and 2010 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues to external customers
Branded Pharmaceuticals	$425,511	$364,986	$1,199,292	$1,072,362
Generics	147,975	27,431	415,431	80,991
Devices and Services	185,592	51,686	311,992	51,686

Total consolidated net revenues to external customers	$759,078	$444,103	$1,926,715	$1,205,039

Branded Pharmaceuticals. Net pharmaceutical product sales for the three and nine months ended September 30, 2011 increased 17% to $425.5 million and 12% to $1,199.3 million, respectively, from the comparable 2010 periods. These increases were primarily driven by increased revenues of Lidoderm®, Opana® ER and Voltaren® Gel.

Generics. Net pharmaceutical product sales for the three and nine months ended September 30, 2011 increased 439% to $148.0 million and 413% to $415.4 million, respectively, respectively, from the comparable 2010 periods. This increase was largely attributable to our acquisition of Qualitest on November 30, 2010, which contributed $113.6 million and $325.1 million of net sales of generic products during the three and nine months ended September 30, 2011, respectively.

Devices and Services. Revenue for the three and nine months ended September 30, 2011 increased 259% to $185.6 million and 504% to $312.0 million, respectively, from the comparable 2010 periods. These amounts consist entirely of revenues from the acquisition of HealthTronics in July 2010 and AMS in June 2011.

Adjusted income (loss) before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Adjusted income (loss) before income tax

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Branded Pharmaceuticals	$231,887	$187,630	$634,762	$540,741
Generics	26,932	2,605	74,445	8,916
Devices and Services	54,755	20,479	94,670	20,479
Corporate unallocated	(93,844)	(50,316)	(217,145)	(138,605)

Total consolidated adjusted income before income tax	$219,730	$160,398	$586,732	$431,531

Branded Pharmaceuticals. Adjusted income before income tax for the three and nine months ended September 30, 2011 increased 24% to $231.9 million and 17% to $634.8 million, respectively, from the comparable 2010 periods. This increase was primarily driven by increased revenues from our Branded Pharmaceuticals segment as well as the decrease in the royalty expense to Penwest from $10.2 million and $29.8 million during the three and nine months ended September 30, 2010, respectively, to zero during the three and nine months ended September 30, 2011. This royalty was eliminated upon our acquisition of Penwest in the third quarter of 2010.

Generics. Adjusted income before income tax for the three and nine months ended September 30, 2011 increased 934% to $26.9 million and 735% to $74.4 million, respectively, from the comparable 2010 periods. This increase was primarily driven by increased revenues from our Generics segment as well as decreased research and development expense as a percentage of sales.

Devices and Services. Adjusted income before income tax during the three and nine months ended September 30, 2011 increased 167% to $54.8 million and 362% to $94.7 million, respectively, from the comparable 2010 periods. These amounts consists entirely of the operating results of HealthTronics, which we acquired in July 2010, and AMS, which we acquired in June 2011.

Corporate unallocated. Corporate unallocated adjusted loss before income tax for the three and nine months ended September 30, 2011 increased 87% to $93.8 million and 57% to $217.1 million, respectively, from the comparable 2010 periods, which is primarily attributable to the overall growth of our business and the related increase in corporate costs, including increases in net interest expense of $39.8 million and $64.4 million respectively.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. generally accepted accounting principles (GAAP), for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total consolidated adjusted income before income tax	$219,730	$160,398	$586,732	$431,531
Upfront and milestone payments to partners	(2,355)	(309)	(27,346)	(19,200)
Acquisition-related items	(5,818)	(24,990)	(29,517)	(31,315)
Cost reduction initiatives and separation benefits	(13,603)	(7,050)	(17,598)	(16,570)
Impairment of long-lived assets	(22,691)	—	(22,691)	(13,000)
Amortization of intangible assets related to marketed products and customer relationships	(58,846)	(19,378)	(136,501)	(53,730)
Inventory step-up	(23,937)	(1,414)	(40,718)	(1,414)
Non-cash interest expense	(4,754)	(4,245)	(14,014)	(12,507)
Loss on extinguishment of debt, net	—	—	(8,548)	—
Gain on hedging activities for foreign currencies	2,636	—	2,636	—
Other (expense) income, net	—	—	—	(239)

Total consolidated income before income tax	$90,362	$103,012	$292,435	$283,556

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $683.5 million at September 30, 2011 compared to $623.7 million at December 31, 2010. Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $460.7 million at September 30, 2011 compared to $466.2 million at December 31, 2010. Cash and cash equivalents at September 30, 2011 and December 31, 2010 primarily consisted of bank deposits, time deposits and money market funds.

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

Beyond 2011, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments of up to approximately $336.7 million in contingent cash consideration payments related to our acquisitions of Indevus and Qualitest, products, product rights, or technologies, the payment of contractual obligations, including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and by its nature, involves numerous risks and uncertainties.

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

In September 2011, we made a $135.0 million prepayment on our Term Loan B Facility. Pursuant to our rights under the 2011 Credit Agreement, we elected to apply a portion of this prepayment against all remaining contractual payments such that we have no remaining principal payment obligations until the maturity of the Term Loan B Facility on June 17, 2018.

7.00% Senior Notes Senior Notes due 2019. On June 8, 2011, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $500.0 million aggregate principal amount of 7.00% Senior Notes due 2019 (the 2019 Notes). The 2019 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2019 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2019 Notes offering to partially finance the acquisition of AMS, and to pay related fees and expenses.

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

7.00% Senior Notes Senior Notes due 2020. On November 23, 2010, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2020 (the 2020 Notes). The 2020 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2020 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2020 Notes offering to partially finance the acquisition of Qualitest, and to pay related fees and expenses.

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

7.25% Senior Notes Senior Notes due 2022. On June 8, 2011, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.25% Senior Notes due 2022 (the 2022 Notes). The 2022 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2022 Notes offering to partially finance the acquisition of AMS, and to pay related fees and expenses.

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

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041

As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated

premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at September 30, 2011, excluding accrued interest.

Share Repurchase Program. Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, timing and extent of future business development activity, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2010, the share repurchase plan is set to expire in April 2012. Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the nine month period ended September 30, 2011 totaling $34.7 million and approximately 2.5 million shares of our common stock during the nine month period ended September 30, 2010 totaling $59.0 million.

Marketable Securities. Beginning in 2008 and continuing through 2011, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to certain of our financial assets. As a result of our auction-rate securities rights agreement with UBS (described in more detail below), we have been able to minimize our credit risk losses. On June 30, 2010, we were able to exercise our auction-rate securities rights (the Rights), described below, with UBS and liquidate our remaining UBS auction-rate security portfolio at par value. At September 30, 2011, $18.8 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. This policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was eight years as of September 30, 2011 and December 31, 2010.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 3.80% on September 30, 2011 and 5.10% at December 31, 2010. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 217 basis points at September 30, 2011 and 218 basis points at December 31, 2010.

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

We did not sell any of our remaining auction-rate securities during the nine months ended September 30, 2011. During the nine month period ended September 30, 2010, we sold $230.3 million of auction-rate securities at par value. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

In October 2008, UBS AG (UBS) made an offer (the UBS Offer) to the Company and other clients of UBS Securities LLC and UBS Financial Services Inc. (collectively, the UBS Entities), pursuant to which the Company received auction-rate securities rights to sell to UBS all auction-rate securities held by the Company as of February 13, 2008 in a UBS account (the Eligible Auction-Rate Securities). The Rights permitted us to require UBS to purchase the Eligible Auction-Rate Securities for a price equal to par value plus any accrued but unpaid dividends or interest beginning on September 30, 2010 and ending on July 2, 2012.

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

As of September 30, 2011, the yields on our long-term auction-rate securities ranged from 0.32% to 0.34%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of September 30, 2011, the weighted average yields for our long-term auction-rate securities were 0.33%. Total interest recognized on our auction-rate securities during the nine months ended September 30, 2011 and September 30, 2010 was less than $0.1 million and $0.6 million, respectively. The issuers have been making interest payments promptly.

At September 30, 2011, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.4 million, representing an 8%, or $1.4 million discount from their original purchase price or par value. This compares to approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value at December 31, 2010. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at September 30, 2011, the resultant discount to the original purchase price or par value would have been $1.1 million and $1.7 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

At September 30, 2011 and December 31, 2010, the fair value of our auction-rate securities rights was zero.

Working Capital. Working capital increased to $683.5 million as of September 30, 2011 from $623.7 million as of December 31, 2010. The components of our working capital as of September 30, 2011 and December 31, 2010 are below:

	September 30, 2011	December 31, 2010
Total current assets	$1,677,104	$1,359,534
Less: Total current liabilities	993,636	735,828

Working capital	$683,468	$623,706

Working capital increased primarily due to the net working capital impact of our June 17, 2011 acquisition of AMS and our operating results.

The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine month ended September 30, 2011	Nine month ended September 30, 2010
Net cash flow provided by (used in):
Operating activities	$418,531	$282,984
Investing activities	(2,367,188)	(115,448)
Financing activities	1,901,717	(101,923)
Effect of foreign exchange rate	397	—

Net increase in cash and cash equivalents	(46,543)	65,613
Cash and cash equivalents, beginning of period	466,214	708,462

Cash and cash equivalents, end of period	$419,671	$774,075

	Nine month ended September 30, 2011	Nine month ended September 30, 2010
Current ratio	1.7:1	2.3:1
Days sales outstanding	46	47

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $418.5 million for the nine months ended September 30, 2011 compared to $283.0 million for the nine months ended September 30, 2010. Significant components of our operating cash flows for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Cash Flow Data-Operating Activities:
Consolidated net income	$192,152	$181,287
Depreciation and amortization	169,187	69,859
Stock-based compensation	34,224	16,753
Change in fair value of contingent consideration	(7,458)	2,150
Impairment of long-lived assets	22,691	13,000
Loss on auction-rate securities rights	—	15,659
Unrealized gain on trading securities	—	(15,420)
Loss on extinguishment of debt	8,548	—
Changes in assets and liabilities which used cash:	(11,748)	(4,470)
Other, net	10,935	4,166

Net cash provided by operating activities	$418,531	$282,984

The increase in net cash provided by operating activities compared to the prior year was primarily attributable to increased consolidated net income in a period of increasing depreciation, amortization, stock-based compensation, and other costs which do not impact net cash provided by operating activities. This increase was partially offset by a decrease in cash inflows during the first nine months of 2011 from changes in assets and liabilities which provided cash, as compared to the first half of 2010.

Net Cash used in Investing Activities. Net cash used in investing activities was $2,367.2 million for the nine months ended September 30, 2011 compared to net cash used in investing activities of $115.4 million during the same period of 2010. The change is primarily related to net cash paid for acquisitions of $2,368.4 million.

Net Cash provided by/used in Financing Activities. Net cash provided by financing activities was $1,901.7 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $101.9 million during the nine months ended September 30, 2010. The change was primarily a result of our incremental borrowings during the 2011 of $2,468.0 million, which is net of debt issuance costs of $81.5 million, partially offset by payments on the AMS Notes of $519.0 million.

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

AMS

On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $70.8 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned subsidiary of the Company. AMS’s shares were purchased at a price of $30.00 per share.

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

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2011 reflects the acquisition of AMS.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

	June 17, 2011 (As initially reported)	Measurement period adjustments	June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289	$—	$47,289
Commercial paper	71,000	—	71,000
Accounts receivable	73,868	—	73,868
Other receivables	791	—	791
Inventories	75,525	—	75,525
Prepaid expenses and other current assets	7,133	—	7,133
Income taxes receivable	11,179	(4,022)	7,157
Deferred income taxes	15,360	(829)	14,531
Property and equipment	57,372	(960)	56,412
Other intangible assets	1,390,000	—	1,390,000
Other assets	4,581	—	4,581

Total identifiable assets	$1,754,098	$(5,811)	$1,748,287

Accounts payable	$9,437	$—	$9,437
Accrued expenses	45,648	150	45,798
Deferred income taxes	507,019	(10,885)	496,134
Long-term debt	520,012	363	520,375
Other liabilities	23,578	—	23,578

Total liabilities assumed	$1,105,694	$(10,372)	$1,095,322

Net identifiable assets acquired	$648,404	$4,561	$652,965
Goodwill	$1,752,427	$(5,434)	$1,746,993

Net assets acquired	$2,400,831	$(873)	$2,399,958

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	49.0	15
BPH	26.0	13

	Valuation (in millions)	Amortization Period (in years)
Total	$172.0	16

Developed Technology:
Men’s Health	$690.0	18
Women’s Health	230.0	9
BPH	161.0	18

Total	$1,081.0	16

In Process Research & Development:
Oracle	$22.0	n/a
Genesis	14.0	n/a
TOPAS	8.0	n/a
Other	22.0	n/a

Total	$66.0	n/a

Tradename:
AMS	$59.0	n/a
GreenLight	12.0	15

Total	$71.0	n/a

Total other intangible assets	$1,390.0	n/a

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

The $1,747.0 million of goodwill was assigned to our Devices and Services segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $17.8 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $14.5 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $496.1 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $4.1 million and $27.3 million of AMS acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended September 30, 2011	Nine months ended September 30, 2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	4,069	11,263

Total	$4,069	$27,333

The amounts of revenue and net income of AMS included in the Company’s Condensed Consolidated Statements of Operations from and including June 18, 2011 to September 30, 2011 are as follows (in thousands, except per share data):

Revenue and Income included in the Condensed Consolidated Statements of Operations from and including June 18, 2011 to September 30, 2011
Revenue	$158,331
Net loss attributable to Endo Pharmaceuticals Holdings Inc.	$(6,527)
Basic and diluted net loss per share	$(0.06)

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2010 for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Nine months ended September 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,165,091
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$130,389
Basic net income per share	$1.12
Diluted net income per share	$1.07

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$568,285	$1,600,870
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$33,843	$92,610
Basic net income per share	$0.29	$0.80
Diluted net income per share	$0.29	$0.79

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

Qualitest

On November 30, 2010 (the Qualitest Acquisition Date), Endo completed its acquisition of all of the issued and outstanding capital stock of Generics International (US Parent), Inc. (Qualitest) from an affiliate of Apax Partners, L.P. for approximately $770.0 million. In addition, Endo paid $406.8 million to retire Qualitest’s outstanding debt and related interest rate swap on November 30, 2010. In connection with the Qualitest acquisition, $108 million of the purchase price was placed into two separate escrow accounts. One of the escrow accounts was $8 million, some of which was used to fund working capital adjustments, as defined in the Qualitest Stock Purchase Agreement. This escrow was settled during the third quarter of 2011. There is also a $100 million escrow account that will be used to fund all claims arising out of or related to the Qualitest acquisition.

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

The operating results of Qualitest from November 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 reflect the acquisition of Qualitest, effective November 30, 2010, the date the Company obtained control of Qualitest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Qualitest Acquisition Date (in thousands):

	November 30, 2010 (As initially reported)	Measurement period adjustments	November 30, 2010 (As adjusted)
Cash and cash equivalents	$21,828	$—	$21,828
Accounts receivable	93,228	—	93,228
Other receivables	1,483	—	1,483
Inventories	95,000	—	95,000
Prepaid expenses and other current assets	2,023	(121)	1,902
Deferred income taxes	63,509	5,457	68,966
Property, Plant and equipment	135,807	—	135,807
Other intangible assets	843,000	(7,000)	836,000

Total identifiable assets	$1,255,878	$(1,664)	$1,254,214

Accounts payable	$27,422	$—	$27,422
Accrued expenses	55,210	3,852	59,062
Deferred income taxes	207,733	1,519	209,252
Long-term debt	406,758	—	406,758
Other liabilities	9,370	117	9,487

Total liabilities assumed	$706,493	$5,488	$711,981

Net identifiable assets acquired	$549,385	$(7,152)	$542,233
Goodwill	$219,986	$7,828	$227,814

Net assets acquired	$769,371	$676	$770,047

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

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Hydrocodone and acetaminophen	$119.0	17
Oxycodone and acetaminophen	30.0	17
Promethazine	46.0	16
Isosorbide Mononitrate ER	42.0	16
Multi Vitamins	38.0	16
Trazodone	17.0	16
Butalbital, acetaminophen, and caffeine	25.0	16
Triprevifem	16.0	13
Spironolactone	13.0	17
Hydrocortisone	34.0	16
Hydrochlorothiazide	16.0	16
Controlled Substances	52.0	16
Oral Contraceptives	8.0	13
Others	162.0	17

Total	$618.0	16

In Process Research & Development:
Generics portfolio with anticipated 2011 launch	$63.0	n/a
Generics portfolio with anticipated 2012 launch	30.0	n/a

	Valuation (in millions)	Amortization Period (in years)
Generics portfolio with anticipated 2013 launch	17.0	n/a
Generics portfolio with anticipated 2014 launch	88.0	n/a

Total	$198.0	n/a

Tradename:
Qualitest tradename	$20.0	15

Total	$20.0	15

Total other intangible assets	$836.0	n/a

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

The $227.8 million of goodwill was assigned to our Generics segment. The goodwill recognized is attributable primarily to expected purchasing, manufacturing and distribution synergies as well as their assembled workforce. Approximately $170.4 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $69.0 million are related primarily to federal and state net operating loss and credit carryforwards of Qualitest and its subsidiaries. Deferred tax liabilities of $209.3 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.7 million and $6.3 million of Qualitest acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs	Acquisition-related Costs
	Three months ended September 30, 2011	Nine months ended September 30, 2011

Bank fees	$—	$—
Legal, separation, integration, and other costs	1,677	6,271

Total	$1,677	$6,271

The following supplemental pro forma information presents the financial results as if the acquisition of Qualitest had occurred on January 1, 2010 for the three and nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$543,799	$1,469,992
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$53,162	$162,949
Basic net income per share	$0.46	$1.40
Diluted net income per share	$0.46	$1.39

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Qualitest to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment and intangible assets, had been applied on January 1, 2010, together with the consequential tax effects.

Penwest Pharmaceuticals Co.

On September 20, 2010 (the Penwest Acquisition Date), the Company completed its tender offer for the outstanding shares of common stock of Penwest and on November 4, 2010, we closed this acquisition for approximately $171.8 million in aggregate cash consideration, at which time Penwest became our wholly-owned subsidiary. On August 22, 2011, Penwest was merged into Endo Pharmaceuticals Inc., at which time Penwest ceased its existence as a separate legal entity.

This transaction contributes to Endo’s core pain management franchise and permits us to maximize the value of our oxymorphone franchise.

The operating results of Penwest from September 20, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 reflect the acquisition of Penwest, effective September 20, 2010, the date the Company obtained control of Penwest.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Penwest Acquisition Date (in thousands):

	September 20, 2010 (As initially reported)	Measurement period adjustments	September 20, 2010 (As adjusted)
Cash and cash equivalents	$22,343	$—	$22,343
Marketable securities	800	—	800
Accounts receivable	10,885	(19)	10,866
Other receivables	132	(1)	131
Inventories	396	11	407
Prepaid expenses and other current assets	716	(223)	493
Deferred income taxes	27,175	2,590	29,765
Property and equipment	1,115	(200)	915
Other intangible assets	111,200	—	111,200
Other assets	2,104	—	2,104

Total identifiable assets	$176,866	$2,158	$179,024

Accounts payable	$229	$—	$229
Income taxes payable	347	(187)	160
Penwest shareholder liability	20,815	(20,815)	—
Accrued expenses	1,455	87	1,542
Deferred income taxes	39,951	217	40,168
Other liabilities	4,403	117	4,520

Total liabilities assumed	$67,200	$(20,581)	$46,619

Net identifiable assets acquired	$109,666	$22,739	$132,405
Goodwill	$37,952	$1,409	$39,361

Net assets acquired	$147,618	$24,148	$171,766

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Penwest Acquisition Date. As of September 30, 2011, our measurement period adjustments are complete.

The valuation of the intangible assets acquired and related amortization periods are as follows (in millions):

	Valuation	Amortization Period (in years)
In Process Research & Development:
Otsuka	$5.5	n/a
A0001	1.6	n/a

Total	$7.1	n/a

Developed Technology:
Opana® ER	$104.1	10

	Valuation	Amortization Period (in years)
Total	$104.1	10

Total other intangible assets	$111.2	n/a

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

The $39.4 million of goodwill was assigned to our Branded Pharmaceuticals segment. The goodwill recognized is attributable primarily to the control premium associated with our oxymorphone franchise and other factors. None of the goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $29.8 million are related primarily to federal net operating loss and credit carryforwards of Penwest. Deferred tax liabilities of $40.2 million are related primarily to the difference between the book basis and tax basis of the identifiable intangible assets.

The Company recognized $0.3 million and $0.5 million of Penwest acquisition-related costs that were expensed during the three and nine months ended September 30, 2011, respectively. The Company also recognized $6.9 million of Penwest acquisition-related costs that were expensed for both the three and nine month periods ended September 30, 2010. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Three and nine months ended September 30, 2010
Bank fees	$3,660
Legal, separation, integration, and other costs	3,255

Total	$6,915

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

Radiation therapy services.

HealthTronics provided image guided radiation therapy (IGRT) technical services for cancer treatment centers. Its IGRT technical services related to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, and managing an IGRT treatment center. In September 2011, the IGRT business was sold for approximately $13.0 million. The impact of this sale was not material to the Company’s Condensed Consolidated Statements of Operations.

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

The operating results of HealthTronics from July 2, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 reflect the acquisition of HealthTronics, effective July 2, 2010, the date the Company obtained control of HealthTronics.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the HealthTronics Acquisition Date (in thousands):

July 2, 2010 (As Adjusted)
Cash and cash equivalents	$6,769
Accounts receivable	33,388
Other receivables	1,006
Inventories	12,399
Prepaid expenses and other current assets	5,204

July 2, 2010 (As Adjusted)
Deferred income taxes	46,489
Property and equipment	30,687
Other intangible assets	73,124
Other assets	5,210

Total identifiable assets	$214,276

Accounts payable	$3,084
Accrued expenses	20,510
Deferred income taxes	22,376
Long-term debt	43,460
Other liabilities	1,785

Total liabilities assumed	$91,215

Net identifiable assets acquired	$123,061
Noncontrolling interests	$(63,227)
Goodwill	$155,009

Net assets acquired	$214,843

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the HealthTronics Acquisition Date. As of September 30, 2011, our measurement period adjustments are complete.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Endocare Developed Technology	$46.3	10
HealthTronics Tradename	14.6	15
Service Contract(1)	12.2	n/a

Total	$73.1	n/a

(1)	This intangible asset relates to our IGRT business, which was sold in September 2011 for approximately $13.0 million. Accordingly, the carrying amount of this asset was reduced to zero at the time of sale.

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

The Company recognized $2.9 million of HealthTronics acquisition-related costs that were expensed during the nine months ended September 30, 2011. There were no acquisition-related costs expensed during the three months ended September 30, 2011. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Acquisition-related Costs
Nine months ended September 30, 2011

Bank fees	$—
Legal, separation, integration, and other costs	2,861

Total	$2,861

The Company recognized $15.3 million and $20.0 million of HealthTronics acquisition-related costs that were expensed during the three and nine months ended September 30, 2010, respectively. These costs are included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Acquisition-related Costs
	Three months ended September 30, 2010	Nine months ended September 30, 2010
Bank fees	$5,230	$5,230
Acceleration of outstanding HealthTronics stock-based compensation	7,924	7,924
Legal, separation, integration, and other costs	2,113	6,866

Total	$15,267	$20,020

The following supplemental pro forma information presents the financial results as if the acquisition of HealthTronics had occurred on January 1, 2010 for the nine months ended September 30, 2010. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of any future results.

Nine months ended September 30, 2010
Pro forma consolidated results (in thousands, except per share data):
Revenue	$1,303,728
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$171,180
Basic net income per share	$1.47
Diluted net income per share	$1.46

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

Acquisition-Related Contingent Consideration

As of September 30, 2011 and December 31, 2010, the fair value of the contingent consideration is $8.8 million and $16.1 million, respectively. The material components of this obligation are discussed below.

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

•

AveedTM Contingent Consideration – The range of the undiscounted amounts the Company could pay under the AveedTM Contingent Cash Consideration Agreement is between zero and approximately $175.0 million. Under this agreement, there are three scenarios that could potentially lead to amounts being paid to the former stockholders of Indevus. These scenarios are (1) obtaining an AveedTM With Label approval, (2) obtaining an AveedTM Without Label approval and (3) achieving the $125.0 million sales milestone on or prior to the fifth anniversary of the date of the first commercial sale of AveedTM should the AveedTM Without Label approval be obtained. The fourth scenario is AveedTM not receiving approval within three years of the closing of the Offer, which would result in no payment to the former stockholders of Indevus. Each scenario was assigned a probability based on the current regulatory status of AveedTM. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the AveedTM Contingent Consideration was determined to be zero at September 30, 2011, $7.1 million at December 31, 2010, and $133.1 million on the Indevus Acquisition Date.

•

Octreotide Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Octreotide Contingent Cash Consideration Agreement is between zero and approximately $91.0 million. Under this agreement, the two scenarios that require consideration are (1) approval of octreotide on or before the fourth anniversary of the closing of the Offer or (2) no octreotide approval on or before the fourth anniversary of the closing of the Offer. Each scenario was assigned a probability based on the current development stage of octreotide. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points, which the Company believes is appropriate and is representative of a market participant assumption. Using this valuation technique, the fair value of the contractual obligation to pay the Octreotide Contingent Consideration was determined to be zero at both September 30, 2011 and December 31, 2010 and $39.8 million on the Indevus Acquisition Date.

•

Valera Contingent Consideration – The range of the undiscounted amounts the Company could pay under the Valera Contingent Cash Consideration Agreement is between zero and approximately $33.0 million. The fair value of the Valera Contingent Consideration is estimated using the same assumptions used for the AveedTM Contingent Cash Consideration Agreement and Octreotide Contingent Cash Consideration Agreement, except that the probabilities associated with the Valera Contingent Consideration take into account the probability of obtaining the Octreotide Approval on or before the fourth anniversary of the closing of the Offer. This is due to the fact that the Valera Contingent Consideration will not be paid unless octreotide for the treatment of acromegaly is approved prior to April 18, 2012. Using this valuation technique, the fair value of the contractual obligation to pay the Valera Contingent Consideration was determined to be zero at both September 30, 2011 and December 31, 2010 and $13.7 million on the Indevus Acquisition Date.

At September 30, 2011, the aggregate fair value of the three Indevus Contingent Consideration Agreements decreased from $7.1 million at December 31, 2010 to zero at September 30, 2011. This decrease primarily reflects management’s current assessment of the probability that it will not be obligated to make contingent consideration payments based on the anticipated timeline for the NDA filings and FDA approvals of AveedTM and octreotide for the treatment of acromegaly. The decrease in the liability was recorded as a gain and was included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under any of the Indevus Contingent Consideration Agreements.

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at September 30, 2011 and $9.0 million at December 31, 2010 and the Qualitest Acquisition Date, respectively.

The decrease from December 31, 2010 to September 30, 2011 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2011, there were no changes to the range of the undiscounted amounts the Company may be required to pay under the Teva Agreement.

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

Non-U.S. Operations. Our operations outside of the United States were not material during the first nine months of 2011. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our financial statements.

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

Additionally, pursuant to our acquisition of AMS in June 2011, our critical accounting policies have been updated to include the following:

Foreign Currency Translation. The financial statements for operations outside the United States associated with our recent acquisition of AMS are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at period-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in Other income, net. The balance of net cumulative translation losses included in accumulated other comprehensive loss was $4.3 million at September 30, 2011. Gains and losses on foreign currency transactions are also included in Other income, net.

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

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $1.7 million at September 30, 2011.

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

In December 2010, the FASB issued ASU 2010-27 on accounting for the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The new guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense. It is effective on a prospective basis for calendar years beginning after December 31, 2010. We expect this fee will be approximately $18 million in 2011, which will be charged as an operating expense ratably throughout 2011.

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

In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating ASU 2011-08.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011.

In addition, our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in Other (income), net.

The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in euros, British pounds, Canadian dollars and Australian dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

The Company acquired Generics International (US Parent), Inc. (Qualitest) and American Medical Systems Holdings, Inc. on November 30, 2010 and June 17, 2011, respectively. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates. As such, there have been changes during the three and nine months ended September 30, 2011 associated with the continued establishment and implementation of internal control over financial reporting with respect to these acquired companies.

There were no other changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part 1 Item I of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Corporate Headquarters Lease

On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc., (the Tenant), entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership relating to new Company headquarters consisting of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania. This lease is guaranteed by the Company.

The term of this lease is one-hundred and forty-four months, which is expected to commence in late 2012, and includes three renewal options, each for an additional sixty (60) month period. The monthly lease rate for the initial year will be $466,250, and will increase by 2.25% each subsequent year. Under the terms of this lease, the Tenant will have a continuous and recurring right throughout the initial four (4) years of the lease term to lease up to an additional approximately one hundred fifty thousand (150,000) square feet. Additionally, as this is a build-to-suit lease agreement, the Tenant is responsible for all tenant improvement costs, less a tenant improvement allowance of $45 per square foot times the rentable square footage of the building.

This lease agreement is filed herewith as Exhibit 99.1 and is incorporated herein by reference.

Executive Employment Agreements

Effective October 27, 2011 (the Effective Date), the Registrant entered into Executive Employment Agreements with David P. Holveck, the Company’s President and Chief Executive Officer, and Ivan P. Gergel, M.D., the Company’s Executive Vice President, Research and Development and Chief Scientific Officer. These new agreements supersede Mr. Holveck’s and Dr. Gergel’s prior agreements in their entirety.

Mr. David P. Holveck

The term of Mr. Holveck’s new agreement is three years ending on October 27, 2014, unless earlier terminated by either the Company or Mr. Holveck. Under the new agreement, Mr. Holveck is entitled to an annual base salary of $1,100,000, subject to adjustments at the sole discretion of the Compensation Committee of the Board of Directors (the Compensation Committee) and an annual cash performance bonus opportunity equal to one hundred percent (100%) of his annual base salary for each fiscal year (referred to incentive compensation). The actual annual incentive compensation, if any, paid to Mr. Holveck in any year may be more or less than the target bonus based upon the achievement of certain performance targets set by the Compensation Committee in its sole discretion and such other criteria established by the Compensation Committee. Mr. Holveck is also eligible to earn, as additional compensation for the services rendered pursuant to his employment agreement, long-term equity-based incentives (LTI) in the sole discretion of the Compensation Committee and in an amount approved by the Compensation Committee if the Company and Mr. Holveck achieve certain performance targets set by the Compensation Committee. All such equity based awards are subject to the terms and conditions set forth in the applicable plan and agreements. Mr. Holveck is also entitled to employee benefits, executive benefits, perquisites, reimbursement of expenses and vacation on same basis as other senior executives.

If, during the employment term, Mr. Holveck terminates his new employment agreement for good reason or if the Company terminates Mr. Holveck without cause, Mr. Holveck will be entitled to receive (i) his annual cash incentive compensation, pro-rated for the fiscal year of termination based on the actual achievement of performance goals; (ii) a lump sum equal to two times the sum of (A) Mr. Holveck’s base salary and (B) his target incentive compensation for the fiscal year in which the termination is effective; and (iii) continuation of medical and life insurance benefits for twenty-four (24) months. If the Company terminates his new employment agreement for cause or Mr. Holveck terminates his Employment Agreement without good reason, Mr. Holveck will only receive the compensation that has accrued, but not yet been paid.

Under his new employment agreement, Mr. Holveck is not entitled to a “gross up” to cover any excise tax that he may owe under Sections 280G and 4999 of the Internal Revenue Code or any other tax gross-up. If Mr. Holveck is entitled to any payment or benefit that would be (in whole or in part) subject to the excise tax imposed under Section 4999 of the Internal Revenue Code or any similar state or local law, his payments will not be “grossed up” but instead will be reduced to the extent necessary to avoid the excise tax, but only if such reduction will result in a higher after-tax payment to Mr. Holveck. If any excise taxes are owed by Mr. Holveck as a result of his receipt of any excess parachute payments, Mr. Holveck will be responsible for paying all such excise taxes.

Mr. Holveck’s new employment agreement also contains covenants not to solicit employees for a period of 24 months after cessation of his employment, not to compete for 18 months after cessation of his employment, nondisparagement, and cooperation in any investigations and litigation.

Dr. Ivan P. Gergel

The term of Dr. Gergel’s new agreement is three years ending on October 27, 2014, unless earlier terminated by either the Company or Dr. Gergel. Under the new agreement, Dr. Gergel’s title has been changed to Executive Vice President, Research and Development and Chief Scientific Officer of the Company. Under the new agreement, Dr. Gergel is entitled to an annual base salary of $636,000, subject to adjustments at the sole discretion of the Compensation Committee of the Board of Directors (the Compensation Committee) and an annual cash performance bonus opportunity equal to fifty-five percent (55%) of his annual base salary for each fiscal year (referred to incentive compensation). The actual annual incentive compensation, if any, paid to Dr. Gergel in any year may be more or less than the target bonus based upon the achievement of certain performance targets set by the Compensation Committee in its sole discretion, taking into account the recommendation of the Chief Executive Officer, and such other criteria established by the Compensation Committee. Dr. Gergel is also eligible to earn, as additional compensation for the services rendered pursuant to his employment agreement, long-term equity-based incentives (LTI) in a targeted amount equal to two hundred percent (200%) of his base salary for each fiscal year (or such lesser (including zero) or greater percent of his salary for such fiscal year as is recommended in good faith by the Chief Executive Officer and approved by the Compensation Committee). All such equity based awards are subject to the terms and conditions set forth in the applicable plan and agreements. Dr. Gergel is also entitled to employee benefits, executive benefits, perquisites, reimbursement of expenses and vacation on same basis as other senior executives.

If, during the employment term, Dr. Gergel terminates his new employment agreement for good reason or if the Company terminates Dr. Gergel without cause, Dr. Gergel will be entitled to receive (i) his annual cash incentive compensation pro-rated for the fiscal year of termination based on the actual achievement of performance goals; (ii) a lump sum equal to two times the sum of (A) Dr. Gergel’s base salary and (B) his target incentive compensation for the fiscal year in which the termination is effective; and (iii) continuation of medical and life insurance benefits for twenty-four (24) months. If the Company terminates his new employment agreement for cause or Mr. Gergel terminates his new employment agreement without good reason, Mr. Gergel will only receive the compensation that has accrued, but not yet been paid.

Under his new employment agreement, Dr. Gergel is not entitled to a “gross up” to cover any excise tax that he may owe under Sections 280G and 4999 of the Internal Revenue Code or any other tax gross-up. If Dr. Gergel is entitled to any payment or benefit that would be (in whole or in part) subject to the excise tax imposed under Section 4999 of the Internal Revenue Code or any similar state or local law, his payments will not be “grossed up” but instead will be reduced to the extent necessary to avoid the excise tax, but only if such reduction will result in a higher after-tax payment to Dr. Gergel. If any excise taxes are owed by Dr. Gergel as a result of his receipt of any excess parachute payments, Dr. Gergel will be responsible for paying all such excise taxes.

Dr. Gergel’s new employment agreement also contains covenants not to solicit employees and not to compete, in each case, for a period of 24 months after cessation of his employment, as well as covenants as to nondisparagement and cooperation in any investigations and litigation.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: October 31, 2011

Exhibit Index

Exhibit No.	Title

10.118	Third Amendment, effective July 1, 2011, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt

10.119	Fourth Amendment, effective July 31, 2011, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt

10.120	Fifth Amendment, effective August 31, 2011, to the Supply Agreement for Bulk Narcotics Raw Materials, dated as of July 1, 1998, by and between Endo Pharmaceuticals and Mallinckrodt

10.121	Executive Employment Agreement between Endo and David P. Holveck, dated as of October 27, 2011

10.122	Executive Employment Agreement between Endo and Ivan P. Gergel, dated as of October 27, 2011

10.123	Fifth Amendment, dated as of August 15, 2011, to the License Agreement by and between Endo Pharmaceuticals and Vernalis Development Limited, dated July 14, 2004

10.124	Build to Suit Lease Agreement between Endo Pharmaceuticals Inc. and RT/TC Atwater LP

10.125	First Supplemental Indenture, among Penwest Pharmaceuticals Co. and Generics International (US), Inc., as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 13, 2010, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.2 to the Form S-4 filed with the Commission on October 14, 2011)

10.126	Second Supplemental Indenture, among Generics Bidco I, LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 21, 2010, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.3 to the Form S-4 filed with the Commission on October 14, 2011)

10.127	Third Supplemental Indenture, among Ledgemont Royalty Sub LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated February 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.4 to the Form S-4 filed with the Commission on October 14, 2011)

10.128	Fourth Supplemental Indenture, among Vintage Pharmaceuticals, LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated April 5, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.5 to the Form S-4 filed with the Commission on October 14, 2011)

10.129	Fifth Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 22, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.6 to the Form S-4 filed with the Commission on October 14, 2011)

10.130	Sixth Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.7 to the Form S-4 filed with the Commission on October 14, 2011)

10.131	Seventh Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference as Exhibit 4.8 to the Form S-4 filed with the Commission on October 14, 2011)

10.132	First Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.11 to the Form S-4 filed with the Commission on October 14, 2011)

10.133	Second Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.12 to the Form S-4 filed with the Commission on October 14, 2011)

10.134	Third Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.13 to the Form S-4 filed with the Commission on October 14, 2011)

10.135	First Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.16 to the Form S-4 filed with the Commission on October 14, 2011)

10.136	Second Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.17 to the Form S-4 filed with the Commission on October 14, 2011)

10.137	Third Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference as Exhibit 4.18 to the Form S-4 filed with the Commission on October 14, 2011)

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Endo Pharmaceuticals Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.