Form 10-Q
period 2012-03-31
ENDO PHARMACEUTICALS HOLDINGS INC
filed 2012-05-01
CIK 1100962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of April 19, 2012: 117,189,618

ENDO PHARMACEUTICALS HOLDINGS INC.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of this document and in Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, supplement and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that, in Item 1A of this document and in Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,303	$547,620
Accounts receivable, net	657,135	733,222
Inventories, net	288,875	262,419
Prepaid expenses and other current assets	45,590	29,732
Income taxes receivable	38,529	—
Deferred income taxes	194,978	215,103

Total current assets	$1,473,410	1,788,096

MARKETABLE SECURITIES	18,899	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	300,052	297,731
GOODWILL	2,560,043	2,558,041
OTHER INTANGIBLES, NET	2,416,921	2,504,124
OTHER ASSETS	117,885	125,486

TOTAL ASSETS	$6,887,210	$7,292,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$248,583	$260,385
Accrued expenses	723,868	732,831
Current portion of long-term debt	102,199	88,265
Acquisition-related contingent consideration	5,953	4,925
Income taxes payable	—	35,372

Total current liabilities	$1,080,603	1,121,778

DEFERRED INCOME TAXES	573,760	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,607	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,197,015	3,424,329
OTHER LIABILITIES	83,340	85,446
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 350,000,000 shares authorized; 139,337,813 and 138,337,002 shares issued; 117,293,972 and 117,158,880 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,393	1,383
Additional paid-in capital	980,449	952,325
Retained earnings	1,464,565	1,551,910
Accumulated other comprehensive loss	(7,194)	(9,436)
Treasury stock, 22,043,841 and 21,178,122 shares at March 31, 2012 and December 31, 2011, respectively	(550,080)	(518,492)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	$1,889,133	1,977,690
Noncontrolling interests	60,752	61,901

Total stockholders’ equity	$1,949,885	2,039,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,887,210	$7,292,583

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Net pharmaceutical product sales	$504,600	$505,784
Devices revenues	130,166	—
Service and other revenues	55,867	54,242

TOTAL REVENUES	$690,633	$560,026

COSTS AND EXPENSES:
Cost of revenues	364,820	231,558
Selling, general and administrative	254,454	159,386
Research and development	88,688	42,130
Asset impairment charges	40,000	—
Acquisition-related items, net	3,749	6,073

OPERATING (LOSS) INCOME	$(61,078)	$120,879

INTEREST EXPENSE, NET	46,896	18,790
LOSS ON EXTINGUISHMENT OF DEBT	5,426	—
OTHER EXPENSE, NET	451	348

(LOSS) INCOME BEFORE INCOME TAX	$(113,851)	$101,741

INCOME TAX	(39,326)	33,446

CONSOLIDATED NET (LOSS) INCOME	$(74,525)	$68,295

Less: Net income attributable to noncontrolling interests	12,820	12,508

NET (LOSS) INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$(87,345)	$55,787

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.:
Basic	$(0.75)	$0.48
Diluted	$(0.75)	$0.46
WEIGHTED AVERAGE SHARES:
Basic	117,052	116,354
Diluted	117,052	120,761

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012		2011
CONSOLIDATED NET (LOSS) INCOME		$(74,525)		$68,295

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(192)		$150
Less: reclassification adjustments for (losses) gains realized in net (loss) income	—	(192)	—	150

Foreign currency translation gain		3,072		—
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	$(798)		$—
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	160	(638)	—	—

OTHER COMPREHENSIVE INCOME		$2,242		$150

CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(72,283)		$68,445

Less: Comprehensive income attributable to noncontrolling interests		12,820		12,508

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.		$(85,103)		$55,937

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(74,525)	$68,295
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,957	47,741
Stock-based compensation	14,518	7,416
Amortization of debt issuance costs and premium / discount	7,868	5,997
Selling, general and administrative expenses paid in shares of common stock	118	55
Deferred income taxes	(24,461)	(768)
Loss on disposal of property, plant and equipment	26	114
Loss on extinguishment of debt	5,426	—
Change in fair value of acquisition-related contingent consideration	(127)	(685)
Asset impairment charges	40,000	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	77,138	(1,576)
Inventories	(26,297)	(26,473)
Prepaid and other assets	703	(4,871)
Accounts payable	(4,118)	28,095
Accrued expenses	(3,301)	4,639
Other liabilities	(19,056)	(6,602)
Income taxes payable/receivable	(73,931)	9,681

Net cash (used in) provided by operating activities	(13,062)	131,058

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29,112)	(12,561)
Proceeds from sale of property, plant and equipment	191	—
Acquisitions, net of cash acquired	—	(1,232)
License fee	(5,000)	—
Other investments	—	522

Net cash used in investing activities	(33,921)	(13,271)

FINANCING ACTIVITIES:
Capital lease obligation repayments	(127)	—
Tax benefits of stock awards	3,521	3,381
Principal payments on Term Loans, net	(219,063)	(4,197)
Principal payments on other indebtedness	(439)	—
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	9,543	12,417
Purchase of common stock	(33,000)	(17,552)
Issuance of common stock from treasury	1,412	—
Distributions to noncontrolling interests	(13,120)	(12,627)
Buy-out of noncontrolling interests, net of contributions	(849)	(261)

Net cash used in financing activities	(252,122)	(18,839)

Effect of foreign exchange rate	(212)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(299,317)	98,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,620	466,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$248,303	$565,162

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$52,938	$2,865
Cash paid for income taxes	$54,405	$19,854
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$—	$62
Accrual for purchases of property, plant and equipment	$3,961	$2,855

See Notes to Condensed Consolidated Financial Statements.

ENDO PHARMACEUTICALS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo Pharmaceuticals Holdings Inc. (the Company or we, our, us, or Endo) and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of our operations and our cash flows for the periods presented. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued ASU 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASC 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05. The adoption of this standard, as amended, will not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 3. FAIR VALUE MEASUREMENTS

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, auction-rate securities, equity and cost method investments, accounts payable, acquisition-related contingent consideration, our debt obligations, and derivative instruments. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of certain assets and liabilities as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$379	$379	$1,471	$1,471

	$379	$379	$1,471	$1,471

Long-term assets:
Auction-rate securities	17,292	17,292	17,463	17,463
Equity securities	1,607	1,607	1,642	1,642
Equity and cost method investments	20,568	N/A	20,661	N/A

	$39,467		$39,766

Current liabilities:
Acquisition-related contingent consideration—short-term	$5,953	$5,953	$4,925	$4,925
Current portion of Term Loan A Facility Due 2016	98,438	98,438	84,375	84,375
3.25% AMS Convertible Notes due 2036	841	841	841	841
4.00% AMS Convertible Notes due 2041	131	131	131	131
Current portion of other long-term debt	2,789	2,789	2,918	2,918
Derivative instruments	154	154	119	119
Minimum Voltaren® Gel royalties due to Novartis—short-term	22,500	22,500	30,000	30,000
Other	1,000	1,000	—	—

	$131,806	$131,806	$123,309	$123,309

Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,607	$2,607	$3,762	$3,762
1.75% Convertible Senior Subordinated Notes Due 2015, net	304,535	353,016	299,222	330,950
Term Loan A Facility Due 2016, less current portion	1,359,375	1,353,397	1,387,500	1,372,119
Term Loan B Facility Due 2018	233,250	233,693	438,250	439,017
7.00% Senior Notes Due 2019	500,000	535,625	500,000	532,500
7.00% Senior Notes Due 2020, net	397,427	429,250	396,618	424,750
7.25% Senior Notes Due 2022	400,000	429,250	400,000	422,500
Other long-term debt, less current portion	2,428	2,428	2,739	2,739
Minimum Voltaren® Gel royalties due to Novartis—long-term	13,306	13,306	20,100	20,100
Other	5,375	5,375	—	—

	$3,218,303	$3,357,947	$3,448,191	$3,548,437

Equity securities consist of publicly traded common stock, the value of which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of contingent cash consideration related to the November 2010 acquisition of Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals, which we refer to herein as Qualitest). The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is discussed in more detail below. The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 33% at March 31, 2012 and December 31, 2011 that were based on historic volatility of the Company’s common stock and other factors. The fair values of Term Loan Facilities and 2019, 2020, and 2022 Notes were estimated using a discounted cash flow model based on the contractual repayment terms of the respective instruments and discount rates that reflect current market conditions.

The total fair value of various foreign exchange forward contracts as of March 31, 2012 includes assets of $0.4 million reported in Accounts receivable, net and liabilities of $0.2 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs. Refer to Note 16. Derivative Instruments and Hedging Activities for more information regarding our derivative instruments.

The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential future payment of $52.5 million. We believe the carrying amount of this minimum royalty guarantee at March 31, 2012 and December 31, 2011 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2012 and December 31, 2011.

The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheet at March 31, 2012.

As of March 31, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at Reporting Date Using
March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$423	$—	$—	$423
Equity securities	1,607	—	—	1,607
Derivative instruments	—	379	—	379
Auction-rate securities	—	—	17,292	17,292

Total	$2,030	$379	$17,292	$19,701

Liabilities:
Derivative instruments	$—	$154	$—	$154
Acquisition-related contingent consideration—short-term	—	—	5,953	5,953
Acquisition-related contingent consideration—long-term	—	—	2,607	2,607

Total	$—	$154	$8,560	$8,714

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$110,816	$—	$—	$110,816
Equity securities	1,642	—	—	1,642
Derivative instruments	—	1,471	—	1,471
Auction-rate securities	—	—	17,463	17,463

Total	$112,458	$1,471	$17,463	$131,392

Liabilities:
Derivative instruments	$—	$119	$—	$119
Acquisition-related contingent consideration—short-term	—	—	4,925	4,925
Acquisition-related contingent consideration—long-term	—	—	3,762	3,762

Total	$—	$119	$8,687	$8,806

Auction-Rate Securities

Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.). In an active market, auction-rate securities are bought and sold at each reset date through a competitive bidding process, often referred to as a “Dutch auction”. However, given the current negative liquidity conditions in the global credit markets, the auction-rate securities market has become inactive and as such, quoted market prices and other observable data are not available or their utility is limited.

Our auction-rate securities consist of municipal bonds with an auction reset feature, the underlying assets of which are student loans that are backed substantially by the Federal Family Education Loan Program, or FFELP and have underlying credit ratings of AAA as of March 31, 2012 and December 31, 2011. The issuers have been making interest payments promptly.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was seven years as of March 31, 2012 and eight years as of December 31, 2011.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 3.68% on March 31, 2012 and 3.61% at December 31, 2011. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 215 basis points at March 31, 2012 and 204 basis points at December 31, 2011.

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

This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. At March 31, 2012, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value. This compares to approximately $17.5 million at December 31, 2011, representing a 7%, or $1.3 million discount from their original purchase price or par value. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Accordingly, the carrying value of our auction-rate securities at March 31, 2012 and December 31, 2011 were reduced by approximately $1.5 million and $1.3 million, respectively. These adjustments appropriately reflect the changes in fair value, which the Company attributes to liquidity issues rather than credit issues.

The Company has assessed the portion of the decline in fair value associated with our auction-rate securities to be temporary due to the financial condition and near-term prospects of the underlying issuers, our intent and ability to retain our investment in the issuers for a period of time sufficient to allow for any anticipated recovery in market value and based on the extent to which fair value is less than par. Accordingly, we recorded a $0.2 million loss and a $0.1 million gain in Stockholders’ equity in Accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively. Our auction-rate securities are analyzed each reporting period for other-than-temporary impairment factors. Any future fluctuation in fair value related to these instruments that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded to Other comprehensive income, net of tax. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to earnings as appropriate. However, there can be no assurance that our current belief that our auction-rate securities will recover their value will not change.

We did not sell any of our remaining auction-rate securities during the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the yields on our long-term auction-rate securities averaged 0.28%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. Total interest recognized on our auction-rate securities for the three months ended March 31, 2012 and 2011 was less than $0.1 million.

Acquisition-Related Contingent Consideration

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at March 31, 2012, $8.7 million at December 31, 2011 and $9.0 million on the Qualitest Acquisition Date.

The decrease from December 31, 2011 to March 31, 2012 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items, net in the accompanying Condensed Consolidated Statements of Operations.

Fair Value Measurements Using Significant Unobservable Inputs

The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at January 1, 2012	$17,463
Securities sold or redeemed	—
Securities purchase or acquired	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	(171)

Balance at March 31, 2012	$17,292

Acquisition- related Contingent Consideration
Liabilities:
Balance at January 1, 2012	$(8,687)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	127

Balance at March 31, 2012	$(8,560)

The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction-rate Securities
Assets:
Balance at January 1, 2011	$17,332
Securities sold or redeemed	—
Securities purchase or acquired	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive income	77

Balance at March 31, 2011	$17,409

Acquisition- related Contingent Consideration
Liabilities:
Balance at January 1, 2011	$(16,050)
Amounts (acquired) sold or (issued) settled, net	(827)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	685

Balance at March 31, 2011	$(16,192)

The following is a summary of available-for-sale securities held by the Company as of March 31, 2012 and December 31, 2011 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2012:
Money market funds	$423	$—	$—	$423

Total included in cash and cash equivalents	$423	$—	$—	$423
Auction-rate securities	18,800	—	(1,508)	17,292
Equity securities	1,766	—	(159)	1,607

Long-term available-for-sale securities	$20,566	$—	$(1,667)	$18,899
Total available-for-sale securities	$20,989	$—	$(1,667)	$19,322

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2011:
Money market funds	$110,816	$—	$—	$110,816

Total included in cash and cash equivalents	$110,816	$—	$—	$110,816
Auction-rate securities	18,800	—	(1,337)	17,463
Equity securities	1,766	—	(124)	1,642

Long-term available-for-sale securities	$20,566	$—	$(1,461)	$19,105
Total available-for-sale securities	$131,382	$—	$(1,461)	$129,921

At March 31, 2012 and December 31, 2011, our investments in auction-rate securities consisted of two securities which, as of those dates, had been in unrealized loss positions for more than twelve months. As previously discussed, the Company has determined that the gross unrealized losses associated with the auction-rate securities are not other-than-temporary.

At March 31, 2012 and December 31, 2011, our equity securities consisted of investments in the stock of three publically traded companies. As of March 31, 2012, one had been in an unrealized loss position for more than twelve months. As of December 31, 2011, two of these investments had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at March 31, 2012 or December 31, 2011 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.

The amortized cost and estimated fair value of available-for-sale debt and equity securities by contractual maturities are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available-for-sale debt securities:
Due in less than 1 year	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due after 10 years	18,800	17,292	18,800	17,463
Equity securities	1,766	1,607	1,766	1,642

Total	$20,566	$18,899	$20,566	$19,105

Nonrecurring Fair Value Measurements

The Company’s financial assets measured at fair value on a nonrecurring basis at March 31, 2012 were as follows (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Sanctura XR® developed technology intangible asset	$—	$—	$21,550	$(40,000)

Total	$—	$—	$21,550	$(40,000)

Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company receives royalties based on net sales of Sanctura XR® made by Allergan.

In March 2009, Watson Pharmaceutical Inc. (Watson) filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic versions of Sanctura XR® before the expiration of Allergan’s patents listed in the Orange Book. Subsequent to Watson’s ANDA filing, Sandoz Inc. and Paddock Laboratories, Inc., (acquired by Perrigo Company in August 2011) also filed ANDAs for a generic version of Sanctura XR®.

In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid. Watson Pharmaceutical Inc.’s application with the Food and Drug Administration for a generic version is currently pending.

The Company intends to appeal the District Court’s ruling. However, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset as of March 31, 2012.

To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval of generic versions of the product and the probability of a successful appeals process. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities used in the model appropriately reflect market participant assumptions.

The fair value of the Sanctura XR® intangible asset was determined to be $21.6 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million for the three months ended March 31, 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges of up to $21.6 million.

NOTE 4. INVENTORIES

Inventories are comprised of the following at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$111,583	$103,064
Work-in-process	45,337	51,063
Finished goods	131,955	108,292

Total	$288,875	$262,419

Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets for any of the periods presented and therefore has not been separately disclosed.

NOTE 5. ACQUISITIONS

American Medical Systems Holdings, Inc. (AMS)

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

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

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

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair values of deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the AMS Acquisition Date. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	37.0	15
BPH	26.0	13

Total	$160.0	16

Developed Technology:
Men’s Health	$690.0	18
Women’s Health	150.0	9
BPH	161.0	18

Total	$1,001.0	16

Tradename:
AMS	$45.0	30
GreenLight	12.0	15

Total	$57.0	27

In Process Research & Development:
Oracle	$12.0	n/a
Genesis	14.0	n/a

	Valuation (in millions)	Amortization Period (in years)
TOPAS	8.0	n/a
Other	8.0	n/a

Total	$42.0	n/a

Total other intangible assets	$1,260.0	n/a

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

The $1,796.4 million of goodwill has been assigned to our Devices segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $13.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $14.5 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $416.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.7 million of AMS acquisition-related costs that were expensed during the three months ended March 31, 2012. These costs are included in Acquisition-related items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Three Months Ended March 31, 2012
Bank fees	$—
Legal, separation, integration, and other costs	1,720

Total	$1,720

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the three months ended March 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Three Months Ended March 31, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$700,894
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$44,373
Basic net income per share	$0.38
Diluted net income per share	$0.37

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

NOTE 6. SEGMENT RESULTS

In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to better understand the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. This change in our segments has no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented.

The four reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics, (3) Devices and (4) Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals

This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER , Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.

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

Devices

The Devices segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, Brazil and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three months ended March 31, 2012, or 2011. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil.

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

We evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.

Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the adjusted income (loss) before income tax of each of our reportable segments to corporate unallocated adjusted income (loss) before income tax.

The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Net revenues to external customers
Branded Pharmaceuticals	$363,574	$375,514
Generics	145,345	134,409
Devices(1)	130,166	—
Services	51,548	50,103

Total consolidated net revenues to external customers	$690,633	$560,026

Adjusted income before income tax
Branded Pharmaceuticals	$178,826	$193,256
Generics	36,251	26,387
Devices	27,052	—
Services	12,408	14,441
Corporate unallocated	(92,160)	(56,269)

Total consolidated adjusted income before income tax	$162,377	$177,815

(1)	The following table displays our devices revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three months ended March 31,
	2012	2011
Devices:
United States	$86,970	$—
International	43,196	—

Total devices revenues	$130,166	$—

The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated (loss) income before income tax, which is determined in accordance with GAAP, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Total consolidated adjusted income before income tax	$162,377	$177,815
Upfront and milestone payments to partners	(45,841)	(11,001)
Asset impairment charges	(40,000)	—
Acquisition-related items, net	(3,749)	(6,073)
Cost reduction and integration-related initiatives	(11,614)	(3,462)
Amortization of commercial intangible assets related to marketed products	(53,360)	(37,211)
Inventory step-up	(1,262)	(13,786)
Non-cash interest expense	(4,976)	(4,541)
Loss on extinguishment of debt	(5,426)	—
Accrual for payment to Impax related to sales of Opana® ER	(110,000)	—

Total consolidated (loss) income before income tax	$(113,851)	$101,741

The following represents additional selected financial information for our reportable segments three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Depreciation expense
Branded Pharmaceuticals	$3,798	$3,667
Generics	2,937	2,613
Devices	2,656	—

	Three months ended March 31,
	2012	2011
Services	2,992	3,093
Corporate unallocated	1,064	1,006

Total depreciation expense	$13,447	$10,379

Amortization expense
Branded Pharmaceuticals	$21,934	$26,061
Generics	10,381	9,900
Devices	19,406	—
Services	1,789	1,401

Total amortization expense	$53,510	$37,362

Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 34.5% for the three months ended March 31, 2012, compared to 32.9% for the three months ended March 31, 2011.

We incurred an income tax benefit of $39.3 million during the three months ended March 31, 2012 and income tax expense of $33.4 million during the comparable 2011 period. This fluctuation is due to the $113.9 million loss before income tax we incurred during the three months ended March 31, 2012 compared to the $101.7 million of income before income tax during the three months ended March 31, 2011, as well as an increase in the effective income tax rate to 34.5% from 32.9% in the comparable 2011 period. The increase in the effective income tax rate is primarily due to an increase in the non-deductible charge for the Branded Prescription Drug fee, a benefit from the Research and Development credit in the comparable prior period that expired in the current period, an increase in the state tax rate and an unfavorable impact from the start-up of certain international operations. The increase was partially offset by a discreet charge for certain excess parachute payments.

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

Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the fourth and fifth year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S.

The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the temporary shutdown of its Lincoln, Nebraska manufacturing facility, we are not obligated to make our first quarter 2012 minimum royalty payment of $7.5 million to Novartis. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. We are amortizing this intangible asset into Cost of revenues over an estimated five-year useful life. No royalties to Novartis were recorded during the three month periods ended March 31, 2012 or 2011.

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

Hind Healthcare Inc.

In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc, (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the U.S. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, we were required to pay Hind nonrefundable royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011 pursuant to the terms of the Hind License Agreement. Royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate was 10% of net sales including a minimum royalty of at least $500,000 per year. During the three months ended March 31, 2011, we recorded $20.8 million in royalties to Hind which we recorded as a reduction to net sales.

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

In February 2008, we entered into Amendment No. 4 to the Vernalis License Agreement (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the U.S. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85 million threshold. To date, annual net sales have not exceeded the $85 million threshold and, therefore, no royalties have been paid.

On August 15, 2011, the parties amended the Vernalis License Agreement (Amendment No. 5). Pursuant to Amendment No. 5, Vernalis assigned to the Company certain patents which were previously exclusively licensed by the Company. Amendment No. 5 did not alter the financial arrangement between the parties.

The Population Council

The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and the Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. To date, we have made payments of $8.4 million to the Population Council. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to the Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.

Strakan International Limited

In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), which was subsequently acquired by Kyowa Hakko Kirin Co. Ltd., for the exclusive right to commercialize Fortesta® Gel in the U.S. (the ProStrakan Agreement). Fortesta® Gel is a patented two percent (2%) testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as Research and development expense.

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

In the fourth quarter of 2011, the Company capitalized a one-time approval milestones to Grünenthal, which was settled in early 2012 for $4.9 million. We are amortizing this intangible asset into Cost of revenues over its estimated useful life. Additional payments of approximately 55.4 million euros (approximately $73.9 million at March 31, 2012) may become due upon achievement of additional future predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement, including the new formulation of Opana® ER approved by the FDA in December 2011. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter.

Products in Development

Impax Laboratories, Inc.

In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Development Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the Impax Development Agreement, Endo paid Impax an upfront payment of $10 million in 2010, which was recorded as Research and development expense. The Company could be obligated to pay up to approximately $30.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Development Agreement upon a material breach.

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

BioDelivery Sciences International, Inc.

In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. We expect to pay this amount in the second quarter of 2012. In the future, Endo could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $135.0 million. Endo may terminate the BioDelivery Agreement at any time upon six months written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country by country basis, upon the later to occur of ten years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.

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

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of our goodwill for the three months ended March 31, 2012, are as follows:

Carrying Amount
Balance at December 31, 2011	$2,558,041
Measurement period adjustments	400
Effect of currency translation	1,602

Balance at March 31, 2012	$2,560,043

Of the $2.6 billion of goodwill recorded on our Condensed Consolidated Balance Sheet at March 31, 2012, $290.8 million is assigned to our Branded Pharmaceuticals segment, $275.2 is assigned to our Generics segment, $1.8 billion is assigned to our Devices segment and $200.6 million is assigned to our Services segment.

Our other intangible assets consist of the following at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Indefinite-lived intangibles:
In-process research and development	$182,400	$221,400

Total indefinite-lived intangibles	$182,400	$221,400

Definite-lived intangibles:
Licenses (weighted average life of 10 years)	601,356	647,239
Less accumulated amortization	(270,540)	(256,903)

Licenses, net	$330,816	$390,336

Customer relationships (weighted average life of 16 years)	160,483	159,632
Less accumulated amortization	(8,045)	(5,460)

Customer relationships, net	$152,438	$154,172

Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(5,292)	(4,142)

Tradenames, net	$86,308	$87,458

Developed technology (weighted average life of 16 years)	1,824,675	1,774,300
Less accumulated amortization	(161,804)	(125,695)

Developed technology, net	$1,662,871	$1,648,605

Other (weighted average life of 11 years)	2,200	2,200
Less accumulated amortization	(112)	(47)

Other, net	$2,088	$2,153

Total definite-lived intangibles, net (weighted average life of 15 years)	$2,234,521	$2,282,724

Other intangibles, net	$2,416,921	$2,504,124

Amortization expense for the three month periods ended March 31, 2012 and 2011 was $53.5 million and $37.4 million, respectively. As of March 31, 2012, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.

Changes in the gross carrying amount of our other intangible assets for the three months ended March 31, 2012, are as follows:

Gross Carrying Amount
Balance at December 31, 2011	$2,896,371
Patent acquired	11,375
Impairment of Sanctura XR®	(40,000)
Effect of currency translation	851
Other	(5,883)

Balance at March 31, 2012	$2,862,714

Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2011 is as follows (in thousands):

2012	$224,062
2013	$186,608
2014	$173,582
2015	$172,672
2016	$171,466

NOTE 10. OTHER COMPREHENSIVE INCOME

The following table presents the tax effects allocated to each component of Other comprehensive income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012			2011
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(206)	$14	$(192)	$192	$(42)	$150
Less: reclassification adjustments for (losses) gains realized in net (loss) income	—	—	—	—	—	—

Net unrealized (losses) gains	(206)	14	(192)	192	(42)	150

Foreign currency translation gain	3,091	(19)	3,072	—	—	—
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	(1,246)	448	(798)	—	—	—
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	250	(90)	160	—	—	—

Net unrealized fair value adjustment on derivatives designated as cash flow hedges	(996)	358	(638)	—	—	—

Other comprehensive income	$1,889	$353	$2,242	$192	$(42)	$150

NOTE 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans and the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan

On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive Plan expired in 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007

Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). In May 2010, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan. As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152. At March 31, 2012, approximately 20.8 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan. As of March 31, 2012, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.

The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense of $14.5 million during the three months ended March 31, 2012 and $7.4 million during the three months ended March 31, 2011, respectively. As of March 31, 2012, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $138.5 million. This expected cost does not include the impact of any future stock-based compensation awards.

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

A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan for the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2012	8,115,467	$25.79
Granted	2,051,630	$34.77
Exercised	(405,994)	$23.35
Forfeited	(124,069)	$27.80
Expired	(3,225)	$24.84

Outstanding, March 31, 2012	9,633,809	$27.78	7.50	$107,574,625
Vested and expected to vest, March 31, 2012	8,759,706	$27.42	7.38	$100,915,304
Exercisable, March 31, 2012	3,544,307	$24.21	5.97	$52,201,964

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $9.5 million and $6.9 million, respectively. The weighted-average grant date fair value of the stock options granted in the three months ended March 31, 2012 and 2011 was $10.57 per option and $10.88 per option, respectively, determined using the following assumptions:

	2012	2011
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.9%	2.2%
Dividend yield	0.0	0.0
Expected volatility	33%	32%

The weighted average remaining requisite service period of the non-vested stock options was 2.6 years. As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $59.4 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Units

During the three months ended March 31, 2012 and 2011, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock units is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock units as of March 31, 2012 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,629,782
Granted	941,149
Forfeited	(81,149)
Vested	(595,883)

Outstanding, March 31, 2012	2,893,899	$112,676,552
Vested and expected to vest, March 31, 2012	2,485,802	$94,461,704

The weighted average remaining requisite service period of the non-vested restricted stock units was 2.3 years. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2012 and 2011 was $34.93 per unit and $33.99 per unit, respectively. As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $66.2 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Awards

We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.

A summary of our restricted stock awards as of March 31, 2012 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, January 1, 2012	173,617	$30.27
Granted	—	$—
Forfeited	(3,239)	$28.71
Vested	(4,527)	$31.62	$175,331

Non-vested, March 31, 2012	165,851	$30.26

The weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 2.3 years.

Performance Shares

Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the three months ended March 31, 2012 and 2011 totaled approximately 193,000 and 160,000, respectively. As of March 31, 2012, there was approximately $12.9 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the three month period ended March 31, 2012 totaling $33.0 million and approximately 0.5 million shares of our common stock during the three month period ended March 31, 2011 totaling $17.6 million.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Pharmaceuticals Holdings Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10 percent of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85 percent of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $0.4 million during the three months ended March 31, 2012. The Company issued 47,581 shares during the first quarter of 2012 pursuant to the ESPP. These shares were issued from treasury and totaled $1.4 million during the three months ended March 31, 2012.

Changes in Stockholders’ Equity

The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the three months ended March 31, 2012 (dollars in thousands):

	Attributable to:
	Endo Pharmaceuticals Holdings Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2012	$1,977,690	$61,901	$2,039,591
Net (loss) income	(87,345)	12,820	(74,525)
Other comprehensive income	2,242	—	2,242
Compensation related to stock-based awards	14,518	—	14,518
Exercise of options	12,232	—	12,232
Common stock purchased, net of common stock issued from treasury	(31,588)	—	(31,588)
Distributions to noncontrolling interests	—	(13,120)	(13,120)

–	Attributable to:
	Endo Pharmaceuticals Holdings Inc.	Noncontrolling interests	Total Stockholders’ Equity
Buy-out of noncontrolling interests, net of contributions	—	(849)	(849)
Other	1,384	—	1,384

Stockholders’ equity at March 31, 2012	$1,889,133	$60,752	$1,949,885

NOTE 12. COMMITMENTS AND CONTINGENCIES

Manufacturing, Supply and Other Service Agreements

We contract with various third party manufacturers, suppliers and service providers to provide us with raw materials used in our products and semi-finished and finished goods, as well as certain packaging and labeling and sales and marketing services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GMBH, Sharp Corporation, and Ventiv Commercial Services, LLC. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Novartis Manufacturing Agreement

On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. has agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis Consumer Health, Inc. that we would terminate this agreement effective February 2014. At March 31, 2012, based on the currently manufactured products at Novartis Consumer Health, Inc., we are required to purchase a minimum of approximately $11.2 million of product from Novartis Consumer Health, Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.

In December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was temporarily shut down to facilitate its implementation of certain manufacturing process improvements. These improvements are intended to address the possibility of rare instances of errors in the packaging of the tablets, potentially resulting in product mix-ups. The temporary supply disruption is not related to the efficacy or safety of Endo’s products. As a result, there has been and there may continue to be a short-term supply constraint of Opana® ER and certain other Endo analgesic products which had been manufactured at this facility prior to the shutdown, including Opana®, Voltaren® Gel, oxymorphone hydrochloride, Percodan®, Endodan®, morphine sulfate ER and Zydone®.

In the first quarter of 2012, Endo began production of the new formulation of Opana® ER, designed to be crush-resistant, at a third party manufacturing facility managed by Endo’s development partner, Grünenthal. The Company began shipping this new formulation in March 2012 and estimates that it will be in full production at this facility by the end of the second quarter. Endo also began production of Voltaren® Gel at an alternative Novartis Consumer Health, Inc. manufacturing source and resumed sales of Voltaren® Gel in April 2012. Supply returned to normal levels in April 2012. Endo had already initiated the manufacturing of Percocet® and Endocet® at its Huntsville, Alabama facility as a result of its acquisition of Qualitest in 2010 and, as a result, expects minimal disruption to patients on these products. Separately, Endo also has plans to put additional procedures in place to assist Novartis Consumer Health, Inc. in restarting production at the Lincoln, Nebraska manufacturing facility.

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

Amounts incurred by Endo for such A&P Expenditures were $3.6 million and $6.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

•

Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo, we began to pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

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

On November 23, 2011, our obligation to pay royalties to Hind under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, we began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of net sales. During the three months ended March 31, 2012, we recorded $12.3 million for these royalties to Teikoku, which we recorded in our Consolidated Financial Statements as Cost of revenues. At March 31, 2012, $12.3 million is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Mallinckrodt Inc.

Under the terms of our agreement (the Mallinckrodt Agreement) with Mallinckrodt Inc. (Mallinckrodt), Mallinckrodt manufactures and supplies to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There is no minimum annual purchase commitment under the Mallinckrodt Agreement. However, we are required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Mallinckrodt Agreement from Mallinckrodt. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement was July 1, 1998 until September 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. On September 30, 2011, we provided written notice to Mallinckrodt that the Company intends to let the Mallinckrodt Agreement expire effective September 30, 2013. The Company chose to allow the Mallinckrodt Agreement to expire in connection with its ongoing initiatives relating to the sourcing of active pharmaceutical ingredients. In April 2012, the Company entered into an agreement with Noramco, Inc. as described below. The Company will continue to purchase certain narcotic active drug substances, in bulk form, under the terms of the Mallinckrodt Agreement through the expiration date.

Noramco, Inc.

Under the terms of our agreement (the Noramco Agreement) with Noramco, Inc. (Noramco), Noramco manufactured and supplied to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There were no minimum annual purchase commitments under the Noramco Agreement. However, we were required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco. The purchase price for these substances was equal to a fixed amount, adjusted on an annual basis. Originally, the Noramco Agreement was to expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. In September 2011, we extended the Noramco Agreement through early 2012. On April 27, 2012, we entered into a new supply agreement with Noramco. Under the terms of this supply agreement (the 2012 Noramco Agreement), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the 2012 Noramco Agreement. However, we are required to purchase from Noramco a fixed percentage of our annual requirements of each narcotic active drug substance covered by the 2012 Noramco Agreement. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis based on volume. The term of the 2012 Noramco Agreement is for four years with automatic renewal provisions for unlimited successive one year periods.

Grünenthal GMBH

Under the terms of our December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to Endo a crush-resistant formulation of Opana® ER. In the first quarter of 2012, Endo began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products, or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement.

Sharp Corporation

Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain services for Endo including the packaging and labeling of Lidoderm® and our formulation of Opana® ER designed to be crush-resistant at its facility in Allentown, Pennsylvania, for commercial sale by us in the U.S. On December 6, 2010, the parties amended the Sharp Packaging and Labeling agreement, effective December 1, 2010, extending the agreement until March 15, 2015. The Sharp Agreement is subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety (90) days’ written notice.

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

The expenses incurred with respect to Ventiv were $9.6 million and $8.8 million for the three months ended March 31, 2012 and 2011, respectively.

UPS Supply Chain Solutions

Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the U.S. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $1.1 million. On February 21, 2012, we amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees.

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

Milestones and Royalties

See Note 8. License and Collaboration Agreements for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.

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

There is a previously reported case pending in the Circuit Court of Montgomery County, Alabama against EPI and numerous other pharmaceutical companies: State of Alabama v. Abbott Laboratories, Inc., et al. Without admitting any liability or wrongdoing, EPI and the plaintiff reached an agreement to resolve this case on terms that are not material to the Company’s business, results of operations, financial condition or cash flows. The case was dismissed as to EPI. In addition, there is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies: State of Utah v. Actavis US, Inc., et al. As previously reported, there is a case pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana against EPI and numerous other pharmaceutical companies: State of Louisiana v. Abbott Laboratories, Inc., et al. These cases contain allegations similar to the allegations described above.

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

Paragraph IV Certifications on Lidoderm®

As previously reported, on January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patent, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (Watson) advising of the filing of an Abbreviated New Drug Application for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company and Teikoku filed a lawsuit against Watson in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. This lawsuit was recently heard by the United States District Court for the District of Delaware and concluded on February 14, 2012. We are currently waiting for the court’s decision. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, the Company and Teikoku filed a second lawsuit against Watson in the United States District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes. The trial relating to this lawsuit has not yet been scheduled.

As previously reported, in January 2011, the Company and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, the Company filed a lawsuit against Mylan in the United States District Court for the District of Delaware, claiming that the Paragraph IV Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, the Company seeks a declaration that Mylan’s Paragraph IV Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, the Company alleges that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). On March 30, 2012, the Court dismissed this complaint without prejudice. On April 13, 2012, Endo and Teikoku filed a motion to amend this Complaint and reinstate the suit. That motion is currently pending before the court.

Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend the intellectual property rights relating to Lidoderm® and to pursue all available legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and either Watson or Mylan is able to obtain FDA approval of its product, either Watson or Mylan may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.

Paragraph IV Certifications on Opana® ER

As previously reported, starting in December 2007 through December 2011, the Company received notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). Each company’s notice includes a Paragraph IV Notice with respect to the patents that cover the non-crush resistant formulation of Opana® ER. To date, except for the Ranbaxy litigation, the Company settled all of the Paragraph IV litigation relating to Opana® ER. Under the terms of the settlements, each generics manufacturer agreed not to challenge the validity or enforceability of patents relating to Opana® ER. As a result, Actavis launched its generic non-crush resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011. We expect Impax to launch production and sale of its generic non-crush resistant Opana® ER for 5,

10, 20, 30 and 40 mg tablets on January 1, 2013. We expect Sandoz, Teva, Watson, Roxane and Actavis to launch production and sale of all strengths of their respective versions of generic non-crush resistant Opana® ER on July 1, 2013. We evaluated Ranbaxy’s Paragraph IV notice and concluded that we will not sue Ranbaxy at this time. As a result, and because Ranbaxy filed a Paragraph III notice against two patents expiring September 9, 2013, we expect Ranbaxy to launch all strengths of its generic non-crush resistant Opana® ER on September 9, 2013.

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

Pursuant to the June 2010 Settlement and License Agreement (the Impax Agreement), with Impax Laboratories Inc. (Impax), the Company agreed to provide a payment to Impax should Prescription Sales of Opana® ER, as defined in the Impax Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of Opana® ER. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused the Company to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the new formulation and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Agreement upon the Company’s sale of the new formulation, which occurred in March 2012. As a result, we believe it is probable that Prescription Sales of the original formulation of Opana® ER in the quarter prior to the expected generic launch by Impax (which is expected during the first quarter 2013), will be less than the predetermined contractual threshold, thus triggering a liability to Impax of approximately $110.0 million, to be paid in 2013 if certain conditions are met. This amount has been recorded in our Condensed Consolidated Financial Statements as a charge to Cost of revenues during the quarter ended March 31, 2012.

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

Propoxyphene Cases

Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012, the MDL Judge issued an order dismissing with prejudice certain claims against generic manufacturers, including Qualitest, and subsequently issued orders dismissing with prejudice certain claims filed against the Company. Certain plaintiffs have indicated an intent to appeal those decisions to the United States Court of Appeals for the Sixth Circuit. The Company intends to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest with respect to propoxyphene litigation arising out of the sales of the product by Qualitest between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above.

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

In July 2011, FDA issued an update to the October 2008 Public Health Notification regarding mesh to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. FDA also convened an advisory panel which met on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used to treat POP and SUI. At the conclusion of the meetings, the advisory panel recommended reclassifying transvaginal mesh products used to treat POP to Class III devices (premarket approval) and recommended that manufacturers of these products be required to conduct additional post-market surveillance studies. The advisory panel recommended that transvaginal surgical mesh products used to treat SUI remain as Class II devices. Regarding retropubic and transobturator (TOT) slings, the advisory panel recommended that no additional post-market surveillance studies are necessary. Regarding mini-slings, the advisory panel recommended premarket study for new devices and additional post-market surveillance studies. The advisory panel’s recommendations are now under consideration by FDA.

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

Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. AMS and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of AMS and the Company. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries.

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

Corporate Headquarters Lease

On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc. entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership, for a new Company headquarters to consist of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania. The term of this triple net lease is twelve years and includes three renewal options, each for an additional sixty (60)-month period. The lease is expected to commence early in 2013 with a monthly lease rate for the initial year of $0.5 million, increasing by 2.25% each year thereafter. Under the terms of this lease, we will have a continuous and recurring right throughout the initial four (4) years of the lease term to lease up to approximately one hundred fifty thousand (150,000) additional square feet. We are responsible for all tenant improvement costs, less a tenant improvement allowance of $45 per square foot.

This lease is accounted for as a direct financing arrangement whereby the Company will record, over the construction period, the full cost of the asset in Property, plant and equipment, net. To date, the Company has capitalized $12.4 million as Property, plant and equipment related to this arrangement. The building and leasehold improvements will be depreciated over the expected lease term. A corresponding liability is also being recorded, net of leasehold improvements paid for by the Company and will be amortized over the expected lease term through monthly rental payments using an effective interest method. To date, the Company has recorded a liability of $4.8 million related to this arrangement.

NOTE 13. NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income attributable to Endo Pharmaceuticals Holdings Inc. common stockholders	$(87,345)	$55,787
Denominator:
For basic per share data—weighted average shares	117,052	116,354
Dilutive effect of common stock equivalents	—	2,269
Dilutive effect of 1.75% Convertible Senior Subordinated Notes	—	2,138

For diluted per share data—weighted average shares	117,052	120,761
Basic net (loss) income per share attributable to Endo Pharmaceuticals Holdings Inc	$(0.75)	$0.48

Diluted net (loss) income per share attributable to Endo Pharmaceuticals Holdings Inc	$(0.75)	$0.46

Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.

The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) are only included in the dilutive net income per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.

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

The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income per share for the three months ended March 31 (in thousands):

	2012	2011
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,993	23,855
Employee stock-based awards	3,083	753

	29,076	24,608

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 14. COST OF REVENUES

The components of Cost of revenues for the three months ended March 31 (in thousands) were as follows:

	Three Months Ended March 31,
	2012	2011
Cost of net pharmaceutical product sales	$290,595	$202,713
Cost of devices revenues	41,545	—
Cost of service and other revenues	32,680	28,845

Total Cost of revenues	$364,820	$231,558

NOTE 15. DEBT

The components of our total indebtedness at March 31, 2012 and December 31, 2011 (in thousands), were as follows:

	March 31, 2012	December 31, 2011
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(74,965)	(80,278)

1.75% Convertible Senior Subordinated Notes due 2015, net	$304,535	$299,222

7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(2,573)	(3,382)

7.00% Senior Notes due 2020, net	$397,427	$396,618

7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$841	$841
4.00% AMS Convertible Notes due 2041	$131	$131
Term Loan A Facility Due 2016	$1,457,813	$1,471,875
Term Loan B Facility Due 2018	$233,250	$438,250
Other long-term debt	$5,217	$5,657

Total long-term debt, net	$3,299,214	$3,512,594

Less current portion	$102,199	$88,265

Total long-term debt, less current portion, net	$3,197,015	$3,424,329

Credit Facility

On June 17, 2011, we established a $1,500 million, five-year senior secured term loan facility (the Term Loan A Facility), a $700 million, seven-year senior secured term loan facility (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Loan Facilities), and a $500 million, five-year senior secured revolving credit facility (the 2011 Revolving Credit Facility and, together with the Term Loan Facilities, the 2011 Credit Facility) with Morgan Stanley Senior Funding, Inc., as administrative agent, Bank of America, N.A., as Syndication Agent, and certain other lenders. The 2011 Credit Facility was established primarily to finance our acquisition of AMS and is available for working capital, general corporate purposes and lines of credit. The agreement governing the 2011 Credit Facility (the 2011 Credit Agreement) also permits up to $500 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of Morgan Stanley Senior Funding, Inc. (the administrative agent) without the need for consent from any of the existing lenders under the 2011 Credit Facility.

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

Financing costs of $56.2 million paid to establish the 2011 Credit Facility, including $43.4 million paid to investment bankers that also helped structure the AMS acquisition, as well as financing costs of $6.2 million associated with prior credit facilities, were deferred and are being amortized to interest expense over the life of the 2011 Credit Facility.

In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5.4 million of the remaining unamortized financing costs were written off in connection with our February 2012 prepayment and included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.

During the three months ended March 31, 2012 and 2011, we recognized $17.2 million and $4.2 million, respectively, of interest expense related to our Credit Facilities.

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

During the three months ended March 31, 2012, we recognized $9.1 million of interest expense related to our 2019 Notes.

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

During the three months ended March 31, 2012 and 2011, we recognized $7.2 million of interest expense related to our 2020 Notes.

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

For the three months ended March 31, 2012, we recognized $7.4 million of interest expense related to our 2022 Notes.

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

As discussed in Note 13. Net (Loss) Income Per Share, in periods in which our common stock price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.

The carrying values of the debt and equity components of our Convertible Notes are as follows (in thousands):

	March 31, 2012	December 31, 2011
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(74,965)	(80,278)

Net carrying amount of the debt component	$304,535	$299,222

Carrying amount of the equity component	$142,199	$142,199

(1)	Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

For the three months ended March 31, 2012, we recognized $7.0 million of interest expense related to our Convertible Notes, $1.7 million of which related to the contractual interest payments and $5.3 million of which related to the amortization of the debt discount and certain other costs of the offering. For the three months ended March 31, 2011, we recognized $6.5 million of interest expense related to our Convertible Notes, $1.7 million of which related to the contractual interest payments and $4.8 million of which related to the amortization of the debt discount and certain other costs of the offering.

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041

As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at March 31, 2012, excluding accrued interest.

We recognized less than $0.1 million of interest expense related to the AMS Notes for the three months ended March 31, 2012.

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

We account for certain of our derivative instruments under hedge accounting provided we meet designation, documentary and analytic requirements. Hedge accounting creates the potential for a Condensed Consolidated Statement of Operations match between the changes in fair value of derivatives and the changes in the cost of the associated underlying transactions, in this case translation gain or loss. The effective portion of the change in the fair value of these foreign currency exchange contracts is reported in Accumulated other comprehensive loss, a component of stockholders’ equity, and is recognized as an adjustment to other (expense) income, in the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. The ineffective portion of contracts designated for hedge accounting, the gain or loss from changes in the fair value of contracts not designated for hedge accounting and contracts where hedge accounting is discontinued when it is determined the underlying transaction is not going to occur, are recognized currently in the Condensed Consolidated Statements of Operations. Amounts due from counterparties (unrealized hedge gains) or due to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are classified in the Condensed Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated or does not qualify for hedge accounting, in which case the receipts or payments are classified in cash flows from investing activities.

At March 31, 2012, we have foreign currency exchange forward contracts outstanding which are designated as cash flow accounting hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These derivative instruments have remaining terms between one and twelve months. The notional amount of these foreign currency exchange forward contracts was $43.6 million at March 31, 2012.

We have also entered into foreign currency exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in euros, British pounds, Canadian dollars, and Australian dollars. These contracts are not designated as accounting hedges and the associated underlying transactions are expected to occur within the next month. These contracts do not qualify for hedge accounting. There were no such contracts outstanding at March 31, 2012.

At March 31, 2012, the fair value of derivatives designated for hedge accounting of $0.4 million was included in Accounts receivable, net and $0.2 million was included in Accrued expenses in the Condensed Consolidated Balance Sheets. There were no derivatives not designated for hedge accounting outstanding as of March 31, 2012. The gain of $0.2 million from contracts designated for hedge accounting was included in Other comprehensive income, net of tax and is expected to be reclassified into earnings within the next twelve months. During the three months ended March 31, 2012, for contracts designated for hedge accounting, a loss of $0.2 million was reclassified from other comprehensive loss into earnings. The amount of loss from contracts not designated for hedge accounting recognized in Other (expense) income, net in the Consolidated Statements of Operations during the three months ended March 31, 2012 was $0.3 million.

NOTE 17. SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the 2019 Notes, 2020 Notes and 2022 Notes, we have included this supplemental guarantor disclosure in accordance with Rule 3-10(g) of Regulation S-X. The 2019 Notes, 2020 Notes, and 2022 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following nineteen subsidiaries (together, the Guarantor Subsidiaries):

•    Endo Pharmaceuticals Inc.

•    Endo Pharmaceuticals Valera Inc.

•    American Medical Systems Holdings, Inc.

•    AMS Research Corporation

•    AMS Sales Corporation

•    Generics International (US Midco), Inc.

•    Generics International (US), Inc.

•    Generics Bidco II, LLC

•    Wood Park Properties LLC

•    Quartz Specialty Pharmaceuticals, LLC

•    Endo Pharmaceuticals Solutions Inc.

•    Ledgemont Royalty Sub LLC

•    American Medical Systems, Inc.

•    Laserscope

•    Generics International (US Parent), Inc.

•    Generics International (US Holdco), Inc.

•    Generics Bidco I, LLC

•    Moores Mill Properties LLC

•    Vintage Pharmaceuticals, LLC

Each of the Guarantor Subsidiaries is 100 percent owned by us.

The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for its investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Form 10-Q for the three months ended March 31, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	As of March 31, 2012
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,046	$166,053	$41,204	$—	$248,303
Accounts receivable, net	—	580,166	74,423	2,546	657,135
Inventories, net	—	274,570	20,977	(6,672)	288,875
Prepaid expenses and other current assets	—	35,307	6,697	3,586	45,590
Income taxes receivable	28,907	(2,419)	11,932	109	38,529
Deferred income taxes	—	184,270	10,708	—	194,978

Total current assets	69,953	1,237,947	165,941	(431)	1,473,410
INTERCOMPANY RECEIVABLES	1,843,644	7,736,290	114,529	(9,694,463)	—
MARKETABLE SECURITIES	—	18,899	—	—	18,899
PROPERTY, PLANT AND EQUIPMENT, NET	—	272,300	28,014	(262)	300,052
GOODWILL	—	2,303,940	256,103	—	2,560,043
OTHER INTANGIBLES, NET	—	2,329,765	87,156	—	2,416,921
INVESTMENT IN SUBSIDIARIES	5,783,971	314,545	—	(6,098,516)	—
OTHER ASSETS	78,683	27,283	31,919	(20,000)	117,885

TOTAL ASSETS	$7,776,251	$14,240,969	$683,662	$(15,813,672)	$6,887,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$242,800	$6,468	$(685)	$248,583
Accrued expenses	21,422	663,234	39,220	(8)	723,868
Current portion of long-term debt	98,438	972	2,789	—	102,199
Acquisition-related contingent consideration	—	5,953	—	—	5,953

Total current liabilities	119,860	912,959	48,477	(693)	1,080,603
INTERCOMPANY PAYABLES	2,566,424	7,073,829	54,210	(9,694,463)	—
DEFERRED INCOME TAXES	6,247	568,075	(562)	—	573,760
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,607	—	—	2,607
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,194,587	—	2,428	—	3,197,015
OTHER LIABILITIES	—	93,000	10,340	(20,000)	83,340
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,393	—	30,430	(30,430)	1,393
Additional paid-in capital	980,449	4,272,032	497,913	(4,769,945)	980,449
Retained earnings (deficit)	1,464,565	1,327,039	(22,860)	(1,304,179)	1,464,565
Accumulated other comprehensive (loss) income	(7,194)	(8,572)	2,534	6,038	(7,194)
Treasury stock	(550,080)	—	—	—	(550,080)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,889,133	5,590,499	508,017	(6,098,516)	1,889,133
Noncontrolling interests	—	—	60,752	—	60,752

Total stockholders’ equity	1,889,133	5,590,499	568,769	(6,098,516)	1,949,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,776,251	$14,240,969	$683,662	$(15,813,672)	$6,887,210

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	As of December 31, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,318	$455,756	$43,546	$—	$547,620
Accounts receivable, net	—	656,265	74,584	2,373	733,222
Inventories, net	—	248,128	19,918	(5,627)	262,419
Prepaid expenses and other current assets	—	19,274	7,004	3,454	29,732
Deferred income taxes	—	205,606	9,497	—	215,103

Total current assets	48,318	1,585,029	154,549	200	1,788,096
INTERCOMPANY RECEIVABLES	1,777,233	7,322,603	193,223	(9,293,059)	—
MARKETABLE SECURITIES	—	19,105	—	—	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	—	268,572	29,469	(310)	297,731
GOODWILL	—	2,303,940	254,101	—	2,558,041
OTHER INTANGIBLES, NET	—	2,415,531	88,593	—	2,504,124
INVESTMENT IN SUBSIDIARIES	5,860,570	317,544	—	(6,178,114)	—
OTHER ASSETS	87,099	27,338	31,049	(20,000)	125,486

TOTAL ASSETS	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$251,715	$8,667	$3	$260,385
Accrued expenses	38,623	651,653	42,558	(3)	732,831
Current portion of long-term debt	84,376	972	2,917	—	88,265
Acquisition-related contingent consideration	—	4,925	—	—	4,925
Income taxes payable	(23,204)	71,900	(13,214)	(110)	35,372

Total current liabilities	99,795	981,165	40,928	(110)	1,121,778
INTERCOMPANY PAYABLES	2,267,572	6,978,697	46,790	(9,293,059)	—
DEFERRED INCOME TAXES	6,573	611,625	(521)	—	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	3,762	—	—	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,421,590	—	2,739	—	3,424,329
OTHER LIABILITIES	—	94,915	10,531	(20,000)	85,446
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,383	—	30,430	(30,430)	1,383
Additional paid-in capital	952,325	4,198,625	574,218	(4,772,843)	952,325
Retained earnings (deficit)	1,551,910	1,398,613	(15,364)	(1,383,249)	1,551,910
Accumulated other comprehensive loss	(9,436)	(7,740)	(668)	8,408	(9,436)
Treasury stock	(518,492)	—	—	—	(518,492)

Total Endo Pharmaceuticals Holdings Inc. stockholders’ equity	1,977,690	5,589,498	588,616	(6,178,114)	1,977,690
Noncontrolling interests	—	—	61,901	—	61,901

Total stockholders’ equity	1,977,690	5,589,498	650,517	(6,178,114)	2,039,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2012
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$627,872	$85,260	$(22,499)	$690,633
COSTS AND EXPENSES:
Cost of revenues	—	333,084	53,349	(21,613)	364,820
Selling, general and administrative	—	229,252	25,218	(16)	254,454
Research and development	—	87,674	1,014	—	88,688
Asset impairment charges	—	40,000	—	—	40,000
Acquisition-related items, net	—	3,355	394	—	3,749

OPERATING (LOSS) INCOME	—	(65,493)	5,285	(870)	(61,078)

INTEREST EXPENSE, NET	11,348	35,532	16	—	46,896
LOSS ON EXTINGUISHMENT OF DEBT	5,426	—	—	—	5,426
OTHER (INCOME) EXPENSE, NET	—	522	(62)	(9)	451

(LOSS) INCOME BEFORE INCOME TAX	(16,774)	(101,547)	5,331	(861)	(113,851)

INCOME TAX	(6,028)	(32,972)	7	(333)	(39,326)
EQUITY FROM LOSS IN SUBSIDIARIES	(76,599)	(2,999)	—	79,598	—

CONSOLIDATED NET (LOSS) INCOME	$(87,345)	$(71,574)	$5,324	$79,070	$(74,525)

Less: Net income attributable to noncontrolling interests	—	—	12,820	—	12,820

NET (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$(87,345)	$(71,574)	$(7,496)	$79,070	$(87,345)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$528,538	$50,103	(18,615)	$560,026
COSTS AND EXPENSES:
Cost of revenues	—	221,328	28,845	(18,615)	231,558
Selling, general and administrative	34	151,262	8,090	—	159,386
Research and development	—	42,130	—	—	42,130
Acquisition-related items, net	100	5,200	773	—	6,073

OPERATING (LOSS) INCOME	(134)	108,618	12,395	—	120,879

INTEREST EXPENSE, NET	8,046	10,744	—	—	18,790
OTHER EXPENSE (INCOME), NET	—	502	(154)	—	348

(LOSS) INCOME BEFORE INCOME TAX	(8,180)	97,372	12,549	—	101,741

INCOME TAX	(2,841)	35,613	674	—	33,446
EQUITY FROM EARNINGS IN SUBSIDIARIES	61,126	—	—	(61,126)	—

CONSOLIDATED NET INCOME	$55,787	$61,759	$11,875	$(61,126)	$68,295

Less: Net income attributable to noncontrolling interests	—	—	12,508	—	12,508

NET INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$55,787	$61,759	$(633)	$(61,126)	$55,787

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Three Months Ended March 31, 2012
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(87,345)	$(71,574)	$5,324	$79,070	$(74,525)
OTHER COMPREHENSIVE INCOME (LOSS)	2,242	(832)	3,202	(2,370)	2,242

CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	(85,103)	(72,406)	8,526	76,700	(72,283)

Less: Comprehensive income attributable to noncontrolling interests	—	—	12,820	—	12,820

COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$(85,103)	$(72,406)	$(4,294)	$76,700	(85,103)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Three Months Ended March 31, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$55,787	$61,759	$11,875	$(61,126)	$68,295
OTHER COMPREHENSIVE INCOME	150	150	—	(150)	150

CONSOLIDATED COMPREHENSIVE INCOME	55,937	61,909	11,875	(61,276)	68,445

Less: Comprehensive income attributable to noncontrolling interests	—	—	12,508	—	12,508

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO PHARMACEUTICALS HOLDINGS INC.	$55,937	$61,909	$(633)	$(61,276)	55,937

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2012
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$233,836	$(260,517)	$13,619	$—	$(13,062)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(27,580)	(1,532)	—	(29,112)
Proceeds from sale of property, plant and equipment	—	—	191	—	191
License fees	—	(5,000)	—	—	(5,000)

Net cash used in investing activities	—	(32,580)	(1,341)	—	(33,921)

FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(127)	—	—	(127)
Tax benefits of stock awards	—	3,521	—	—	3,521
Principal payments on Term Loans, net	(219,063)	—	—	—	(219,063)
Principal payments on other indebtedness	—	—	(439)	—	(439)
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	9,543	—	—	—	9,543
Purchase of common stock	(33,000)	—	—	—	(33,000)
Issuance of common stock from treasury	1,412	—	—	—	1,412
Distributions to noncontrolling interests	—	—	(13,120)	—	(13,120)
Buy-out of noncontrolling interests, net of contributions	—	—	(849)	—	(849)

Net cash (used in) provided by financing activities	(241,108)	3,394	(14,408)	—	(252,122)

Effect of foreign exchange rate	—	—	(212)	—	(212)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,272)	(289,703)	(2,342)	—	(299,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,046	$166,053	$41,204	$—	$248,303

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2011
	Endo Pharmaceuticals Holdings Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,479	$109,803	$16,776	$—	$131,058

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	—	(11,207)	(1,354)	—	(12,561)
Acquisitions, net of cash acquired	—	—	(1,232)	—	(1,232)
Other investments	—	522	—	—	522
Intercompany activity	—	—	—	—	—

Net cash used in investing activities	—	(10,685)	(2,586)	—	(13,271)

FINANCING ACTIVITIES:
Tax benefits of stock awards	—	3,381	—	—	3,381
Principal payments on Term Loans, net	(5,000)	—	803	—	(4,197)
Exercise of Endo Pharmaceuticals Holdings Inc. stock options	12,417	—	—	—	12,417
Purchase of common stock	(17,552)	—	—	—	(17,552)
Distributions to noncontrolling interests	—	—	(12,627)	—	(12,627)
Buy-out of noncontrolling interests, net of contributions	—	—	(261)	—	(261)
Intercompany activity	—	—	—	—	—

Net cash (used in) provided by financing activities	(10,135)	3,381	(12,085)	—	(18,839)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,656)	102,499	2,105	—	98,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,400	404,169	16,645	—	466,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,744	$506,668	$18,750	$—	$565,162

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2011 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, this Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this Report.

EXECUTIVE SUMMARY

About the Company

Endo Pharmaceuticals Holdings Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a U.S. based, specialty healthcare solutions company with a diversified business model, operating in four key business segments—Branded Pharmaceuticals, Generics, Devices and Services. These segments reflect a 2011 reassessment of our reporting structure, whereby management is better able to assess its prospects and future cash flow potential to ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. We deliver an innovative suite of complementary branded and generic drugs, devices, services and clinical data to meet the needs of patients in areas such as pain management, urology, endocrinology and oncology. We believe that recent healthcare reform in the U.S. places a premium on providing cost-effective healthcare solutions, like those we offer. Over the past two years, we have invested in and reshaped our company through a combination of organic and strategic growth initiatives, creating a company that we believe is positioned to address the changing economics that are driving the transformation of the U.S. healthcare environment.

We believe our diversified business model enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel. Branded products comprised approximately 53% of our revenues in the three months ended March 31, 2012 and 67% of our revenues in the three months ended March 31, 2011, with 30% of our revenues coming from Lidoderm® for the three months ended March 31, 2012 and 34% for the three months ended March 31, 2011. Our non-branded generic portfolio, which accounted for 21% of revenues in the three months ended March 31, 2012 and 24% of our revenues in the three months ended March 31, 2011, currently consists of products primarily focused on pain management. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. Device revenue accounted for 19% of total revenues in for the three months ended March 31, 2012 and our Services segment accounted for the remaining revenue for the three months ended March 31, 2012 and March 31, 2011.

We have a dedicated pharmaceutical products sales forces in the United States, consisting of 488 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 83 Endo sales representatives focusing primarily on bladder and prostate cancer products, 36 Endo medical center representatives focusing on the treatment of central precocious puberty and 25 Endo account executives focusing on managed markets customers. We also have 334 sales representatives focusing primarily on devices and 68 on services. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.

Impax

Pursuant to the June 2010 Settlement and License Agreement (the Impax Agreement), with Impax Laboratories Inc. (Impax), the Company agreed to provide a payment to Impax should Prescription Sales of Opana® ER, as defined in the Impax Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of Opana® ER. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused the Company to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the new formulation and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. The Company recognized a liability under the Impax Agreement upon the Company’s sale of the new formulation, which occurred in March 2012. As a result, we believe it is probable that Prescription Sales of the original formulation of Opana® ER in the quarter prior to the expected generic launch by Impax (which is expected during the first quarter 2013), will be less than the predetermined contractual threshold, thus triggering a liability to Impax of approximately $110.0 million, to be paid in 2013 if certain conditions are met. This amount has been recorded in our Condensed Consolidated Financial Statements as a charge to Cost of revenues during the quarter ended March 31, 2012.

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

In March 2012, the U.S. Supreme Court heard oral arguments challenging the constitutionality of the health care reform law. The Court will consider the constitutionality of the individual mandate, as well as whether the overall health care law can still stand even if the individual mandate is ruled unconstitutional. The Court’s decision could significantly impact on the number of Americans who would be afforded access to health care services under the Patient Protection and Affordable Care Act.

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

Our estimate of the overall impact of healthcare reform reflects a number of uncertainties. However, we believe that the impact to our business will be largely attributable to changes in the Medicare Part D Coverage Gap, the imposition of an annual fee on branded prescription pharmaceutical manufacturers, and increased rebates in the Medicaid Fee-For-Service Program and Medicaid Managed Care plans. There are a number of other provisions in the legislation that collectively are expected to have a small impact, including originator average manufacturers’ price (AMP) for new formulations, and the expansion of 340B pricing to new entities. Certain elements of healthcare reform reduced total revenues by approximately $40 million in 2011 and will continue to have a similar impact in future years.

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

Pipeline Developments

In January 2012, the Company signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine, a transmucosal form of buprenorphine which incorporates a bioerodible mucoadhesive (BEMA®) technology and is currently in phase III trials for the treatment of moderate to severe chronic pain. At this time, the Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. An additional $15.0 million payment related to the achievement of certain regulatory milestones was triggered and recorded as Research and development expense during the first quarter of 2012. We expect to pay this amount in the second quarter of 2012.

Branded Business Activity

In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan USA, Inc.’s (Allergan’s) Sanctura XR® (trospium chloride) extended-release capsules were invalid. We intend to appeal the District Court’s ruling. However, because we receive royalties based on net sales of Sanctura XR® made by Allergan, we concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset in light of the District Court’s ruling. As a result of this assessment, we determined the fair value of the Sanctura XR® intangible asset was $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million for the three months ended March 31, 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and is included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could potentially result in additional future impairment charges.

In December 2011, the FDA approved a new formulation of Opana® ER designed to be crush-resistant, which will continue to be called Opana® ER with the same dosage strengths, color and packaging and similar tablet size. Endo began transitioning to the crush-resistant formulation in March 2012 upon successfully accelerating production of the new formulation.

RESULTS OF OPERATIONS

Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired and (6) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, asset impairment charges, and certain upfront, milestone and certain other payments made or accrued pursuant to acquisition or licensing agreements.

Consolidated Results Review

Revenues. Revenues for the three months ended March 31, 2012 increased 23% to $690.6 million from $560.0 million in the comparable 2011 period. This increase in revenues is primarily driven by our recent acquisition of AMS, from which we derived $130.2 million in revenue. This increase was partially offset by first quarter 2012 supply disruptions, primarily with respect to Voltaren® Gel and Opana® ER, resulting from the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility.

The following table displays our revenues by category and as a percentage of total revenues for the three months ended March 31, 2012 and 2011 (dollars in thousands). We have retrospectively revised the segment presentation for all periods presented reflecting a change from three to four reportable segments:

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
Lidoderm®	$210,014	30	$189,725	34
Opana® ER	81,086	12	84,615	15
Voltaren® Gel	—	—	31,298	6
Percocet®	23,380	3	26,960	5
Frova®	15,644	2	13,208	2
Supprelin® LA	13,446	2	11,222	2
Other brands	20,004	3	18,486	3

Total Branded Pharmaceuticals*	363,574	53	375,514	67
Total Generics	145,345	21	134,409	24
Total Devices revenue	130,166	19	—	—
Total Services revenue	51,548	7	50,103	9

Total revenues	$690,633	100	$560,026	100

*	– Percentages may not add due to rounding.

Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2012 increased by $20.3 million, or 11%, from the comparable 2011 period. We were required to pay Hind royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011. Hind royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Due to the expiration of the Hind royalty, net sales were $20.8 million higher during the three months ended March 31, 2012 compared to the same period in 2011. Lidoderm® had solid performance this year and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base.

Opana® ER. Net Sales of Opana® ER for the three months ended March 31, 2012 decreased by $3.5 million, or 4% from the comparable 2011 period. The decrease in net sales is primarily attributable to first quarter 2012 Opana® ER supply disruptions associated with the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility. However, the impact of these supply disruptions was partially offset by revenues from our new formulation of Opana® ER designed to be crush-resistant, which we began selling in March 2012.

Voltaren® Gel. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, we began producing Voltaren® Gel at an alternative Novartis manufacturing site. Accordingly, sales of Voltaren® Gel resumed in April 2012.

Percocet®. Net sales of Percocet® for the three months ended March 31, 2012 decreased by $3.6 million, or 13% from the comparable 2011 period. The decrease is primarily attributable to reduced volumes during the first quarter of 2012 as compared to 2011.

Frova®. Net sales of Frova® for the quarter ended March 31, 2012 increased by $2.4 million or 18% from the comparable 2011 period. The increase is primarily attributable to increased prices during the first quarter of 2012 as compared to 2011.

Supprelin® LA. Net sales of Supprelin® LA for the three months ended March 31, 2012 increased by $2.2 million or 20% from the comparable 2011 period. This increase was driven by volume growth during the first quarter of 2012, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the three months ended March 31, 2012 increased by $1.5 million or 8% from the comparable 2011 period. This increase is largely attributable to increased revenues from Fortesta® Gel and Valstar®, partially offset by decreased revenue from Opana® as demand continues to shift to Opana® ER.

Generics. Net sales of our generic products for the three months ended March 31, 2012 increased by $10.9 million, or 8% from the comparable 2011 period. This increase was largely attributable to our ability to capitalize on opportunities in the marketplace, particularly as it relates to revenues from 1) hydrocodone and acetaminophen, which increased $7.9 million in the first quarter of 2012 compared to first quarter 2011 and 2) oxycodone and acetaminophen, which increased $3.0 million in the first quarter of 2012 compared to first quarter 2011.

Devices. Revenues from our Devices segment for the three months ended March 31, 2012 were $130.2 million and were attributable to sales of products from our AMS subsidiary, which we acquired in June 2011.

Services. Revenues from our Services segment for the three months ended March 31, 2012 increased by $1.4 million to $51.5 million from $50.1 million from the comparable 2011 period. This increase was largely attributable to the revenues from our electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011.

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	$	% of revenues	$	% of revenues
Cost of revenues	$364,820	53%	$231,558	41%
Selling, general and administrative	254,454	37%	159,386	28%
Research and development	88,688	13%	42,130	8%
Asset impairment charges	40,000	6%	—	—
Acquisition related costs	3,749	1%	6,073	1%

Total costs and expenses*	$751,711	109%	$439,147	78%

*	– Percentages may not add due to rounding.

Cost of Revenues and Gross Margin. Cost of revenues for the three months ended March 31, 2012 increased by $133.3 million or 58%, to $364.8 million from $231.6 million in the comparable 2011 period. This increase was primarily driven by our June 2011 acquisition of AMS, which contributed approximately $41.5 million to our Cost of revenues during the three months ended March 31, 2012 as well as the charge of $110.0 million related to the first quarter 2012 accrual resulting from the 2010 Impax Settlement Agreement. These increases were partially offset by decreased Cost of revenues associated with our products which were impacted by the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility. Gross profit margins for the three months ended March 31, 2012 and 2011 were 47% and 59%, respectively. The reduction in gross profit margins is primarily due to the Impax accrual.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 increased to $254.5 million from $159.4 million in the comparable 2011 period. The increase in Selling, general and administrative expenses for the three months ended March 31, 2012 compared to 2011 is primarily attributable to the inclusion of $78.0 million of AMS expenses, as well as $11.1 million of certain integration costs and separation benefits incurred in connection with continued efforts to enhance the Company’s operations that were classified as Selling, general and administrative expense.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 increased to $88.7 million from $42.1 million in the comparable 2011 period. This increase was primarily driven by the addition of AMS’s research and development portfolio, the progress of our branded pharmaceutical portfolio’s development and the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Additionally, during the three months ended March 31, 2012 we incurred $47.0 million in expense related to milestones classified as Research and development expense compared to $11.0 million in the comparable 2011 period.

Asset Impairment Charges. Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company receives royalties based on net sales of Sanctura XR® made by Allergan.

In March 2009, Watson Pharmaceutical Inc. (Watson) filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic versions of Sanctura XR® before the expiration of Allergan’s patents listed in the Orange Book. Subsequent to Watson’s ANDA filing, Sandoz Inc. and Paddock Laboratories, Inc., (acquired by Perrigo Company in August 2011) also filed ANDAs for a generic version of Sanctura XR®.

In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid. Watson Pharmaceutical Inc.’s application with the Food and Drug Administration for a generic version is currently pending.

The Company intends to appeal the District Court’s ruling. However, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset as of March 31, 2012.

To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval of generic versions of the product and the probability of a successful appeals process. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities used in the model appropriately reflect market participant assumptions.

The fair value of the Sanctura XR® intangible asset was determined to be $21.6 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million for the three months ended March 31, 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges of up to $21.6 million.

Acquisition Related Items, net. Acquisition-related items, net for the three months ended March 31, 2012 were $3.7 million in expense compared to $6.1 million in expense in the comparable 2011 period. Acquisition-related items, net for the three months ended March 31, 2012 and 2011 primarily consisted of transaction fees including legal, separation, integration, and other expenses for our recent acquisitions.

Interest Expense, net. The components of interest expense (income), net at March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Interest expense	$47,008	$18,917
Interest income	(112)	(127)

Interest expense, net	$46,896	$18,790

Interest expense during the three months ended March 31, 2012 was $47.0 million compared with $18.9 million in the comparable 2011 period. The increase in interest expense was primarily attributable to increases in our average total indebtedness in the first quarter of 2012 compared to the first quarter of 2011. During the three months ended March 31, 2012, we incurred $23.8 million of interest expense on our $1.3 billion of senior notes, of which $400.0 million originated in November 2010 and the remaining $900.0 million in June 2011. This compares to $7.2 million of senior note interest in the comparable 2011 period. During the three months ended March 31, 2012, we incurred $17.2 million of interest expense related to our credit facilities and $4.2 million in the comparable 2011 period. This increase was primarily attributable to the 2011 Credit Facility entered into in June 2011, which initially provided $2.2 billion of term loan indebtedness, of which $1.7 billion remains at March 31, 2012, compared to $395.0 million of term loan indebtedness at March 31, 2011.

Loss on Extinguishment of Debt. In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. Approximately $5.4 million of the remaining unamortized financing costs associated with this facility were written off in connection with our February 2012 prepayment and included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.

Other Expense, net. Other expense, net for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.3 million respectively.

Income Tax. We incurred an income tax benefit of $39.3 million during the three months ended March 31, 2012 and income tax expense of $33.4 million during the comparable 2011 period. This fluctuation is due to the $113.9 million loss before income tax we incurred during the three months ended March 31, 2012 compared to the $101.7 million of income before income tax during the three months ended March 31, 2011, as well as an increase in the effective income tax rate to 34.5% from 32.9% in the comparable 2011 period. The increase in the effective income tax rate is primarily due to an increase in the non-deductible charge for the Branded Prescription Drug fee, a benefit from the Research and Development credit in the comparable prior period that expired in the current period, an increase in the state tax rate and an unfavorable impact from the start-up of certain international operations. The increase was partially offset by a discreet charge for certain excess parachute payments.

2012 Outlook. We continue to estimate that our 2012 total revenues will be between $3.15 billion and $3.30 billion. Our estimate is based on the continued growth of both our generic and branded product portfolios, driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel, and the full-year effect of the AMS acquisition. We believe the effects of the temporary supply constraints linked to the Novartis facility shutdown have had a disproportionate effect on first quarter revenues. We believe our estimate contemplates a range of outcomes related to certain assumptions, including recovery from the Novartis supply disruption and the recent procedural volume pressures in the AMS Women’s Health business. Cost of revenues as a percent of total revenues is expected to increase when compared to 2011. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with AMS as well as growth in lower margin generic and branded pharmaceutical products in 2012, partially offset by a full year’s revenues from the AMS acquisition. Selling, general and administrative expenses, as a percentage of revenues, are expected to decline in 2012, relative to 2011, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts and forecasted synergies associated with our AMS acquisition. Absolute Selling, general and administrative expenses, however, will increase, reflecting the full year effects of our acquisitions. As well, we will continue to provide promotional support behind our key on-market products. Research and development expenses are expected to increase due to the addition of AMS’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, as well as the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Of course, there can be no assurance that the Company will achieve these results.

Business Segment Results Review

In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to better understand the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. This change in our segments has no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented.

The four reportable business segments in which the Company now operates include: (1) Branded Pharmaceuticals, (2) Generics, (3) Devices and (4) Services. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.

Branded Pharmaceuticals

This group of products includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.

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

Devices

The Devices segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions in the Condensed Consolidated Financial Statements. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, Brazil and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three months ended March 31, 2012 and 2011. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil.

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

We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, a financial measure not determined in accordance with GAAP. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related items, net, cost reduction and integration-related initiatives, asset impairment charges , amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.

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

There are limitations to using financial measures such as adjusted income (loss) before income tax. Other companies in our industry may define adjusted income (loss) before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations

Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net revenues to external customers
Branded Pharmaceuticals	$363,574	$375,514
Generics	145,345	134,409
Devices(1)	130,166	—
Services	51,548	50,103

Total consolidated net revenues to external customers	$690,633	$560,026

(1)	The following table displays our devices revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three months ended March 31,
	2012	2011
Devices:
United States	$86,970	$—
International	43,196	—

Total devices revenues	$130,166	$—

        Branded Pharmaceuticals. Revenues during the three months ended March 31, 2012 decreased 3% to $363.6 million from $375.5 million in the comparable 2011 period. This decrease was primarily driven by first quarter 2012 supply disruptions, primarily with respect to Voltaren® Gel and Opana® ER, resulting from the temporary shutdown of the Lincoln, Nebraska manufacturing facility of our supplier, Novartis.

Generics. Net sales of our generic products for the three months ended March 31, 2012 increased by $10.9 million, or 8% from the comparable 2011 period. This increase was primarily attributable to our ability to capitalize on opportunities in the marketplace, particularly as it relates to revenues from 1) hydrocodone and acetaminophen, which increased $7.9 million in the first quarter of 2012 compared to first quarter 2011 and 2) oxycodone and acetaminophen, which increased $3.0 million in the first quarter of 2012 compared to first quarter 2011.

Devices. Revenues from our Devices segment for the three months ended March 31, 2012 were $130.2 million and were attributable to sales of products from our AMS subsidiary, which we acquired in June 2011.

Services. Revenues from our Services segment for the three months ended March 31, 2012 increased by $1.4 million to $51.5 million from $50.1 million from the comparable 2011 period. This increase was primarily attributable to the revenues from our electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011.

Adjusted income before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011
Adjusted income before income tax
Branded Pharmaceuticals	$178,826	$193,256
Generics	36,251	26,387
Devices	27,052	—
Services	12,408	14,441
Corporate unallocated	(92,160)	(56,269)

Total consolidated adjusted income before income tax	$162,377	$177,815

Branded Pharmaceuticals. Adjusted income before income tax during the three months ended March 31, 2012 decreased 7% to $178.8 million from $193.3 million in the comparable 2011 period. This decrease was primarily driven by decreased revenues from our Branded Pharmaceuticals segment primarily attributable to first quarter 2012 supply disruptions resulting from the temporary shutdown of the Lincoln, Nebraska manufacturing facility of our supplier, Novartis.

Generics. Adjusted income before income tax during the three months ended March 31, 2012 increased 37% to $36.3 million from $26.4 million in the comparable 2011 period. This increase was primarily driven by the continued revenue growth of our Generics business. Additionally, price increases on certain of our Generics products resulted in higher overall margins in our Generics segment.

Devices Adjusted income before income tax during the three months ended March 31, 2012 was $27.1 million and was attributable to our AMS subsidiary, which we acquired in June 2011.

Services. Adjusted income before income tax during the three months ended March 31, 2012 decreased 14% to $12.4 million from $14.4 million in the comparable 2011 period. This decrease was primarily driven by costs incurred associated with the two electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc., that were acquired in the second half of 2011.

Corporate unallocated. Corporate unallocated adjusted loss before income tax during the three months ended March 31, 2012 increased 64% to $92.2 million from $56.3 million in the comparable 2011 period, which is primarily attributable to the overall growth of our business and the related increase in corporate costs. Additionally, there was an increase in interest expense of $27.7 million, resulting from the increase in overall indebtedness.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated (loss) income before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Total consolidated adjusted income before income tax	$162,377	$177,815
Upfront and milestone payments to partners	(45,841)	(11,001)
Asset impairment charges	(40,000)	—
Acquisition-related items, net	(3,749)	(6,073)
Cost reduction and integration-related initiatives	(11,614)	(3,462)
Amortization of commercial intangible assets related to marketed products	(53,360)	(37,211)
Inventory step-up	(1,262)	(13,786)
Non-cash interest expense	(4,976)	(4,541)
Loss on extinguishment of debt	(5,426)	—
Accrual for payment to Impax related to sales of Opana® ER	(110,000)	—

Total consolidated (loss) income before income tax	$(113,851)	$101,741

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $392.8 million at March 31, 2012 compared to $666.3 million at December 31, 2011. Historically, we have generated positive cash flow from operating activities and have had broad access to financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $248.3 million at March 31, 2012 compared to $547.6 million at December 31, 2011. Cash and cash equivalents at March 31, 2012 and December 31, 2011 primarily consisted of bank deposits, time deposits and money market funds.

In 2012, we expect that sales of our currently marketed branded and generic products as well as our devices and our services will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital, general corporate expenses, the payment of contractual obligations, including scheduled principal and interest payments on our outstanding borrowings, capital expenditures, common stock repurchases and any regulatory and/or sales milestones that may become due.

Beyond 2012, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments related to contingent cash consideration obligations, the Impax Settlement Agreement accrual, products, product rights, or technologies, the payment of contractual obligations, including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Credit Facility. On June 17, 2011, we established a $1,500 million, five-year senior secured term loan facility (the Term Loan A Facility), a $700 million, seven-year senior secured term loan facility (the Term Loan B Facility, and, together with the Term Loan A Facility, the Term Loan Facilities), and a $500 million, five-year senior secured revolving credit facility (the 2011 Revolving Credit Facility and, together with the Term Loan Facilities, the 2011 Credit Facility) with Morgan Stanley Senior Funding, Inc., as administrative agent, Bank of America, N.A., as Syndication Agent, and certain other lenders. The 2011 Credit Facility was established primarily to finance our acquisition of AMS and is available for working capital, general corporate purposes and lines of credit. The agreement governing the 2011 Credit Facility (the 2011 Credit Agreement) also permits up to $500 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders with the consent of Morgan Stanley Senior Funding, Inc. (the administrative agent) without the need for consent from any of the existing lenders under the 2011 Credit Facility.

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

In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility.

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

1.75% Convertible Senior Subordinated Notes due 2015. As discussed in Note 15. Debt to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, in April 2008, we issued $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The following table provides the range of shares that would have been included in the dilutive net income per share calculation, had the Company reported Net income as opposed to a Net loss, for the Convertible Notes and warrants based on share price sensitivity (in thousands except per share data):

	Three months ended March 31, 2012
	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$34.66	$36.48		$38.30	$40.13
Impact on dilutive shares:
Convertible Notes	2,047	2,594		3,088	3,540
Warrants	—	—		—	42

	2,047	2,594	(1)	3,088	3,582

(1)	Amount that would have been included in total diluted shares outstanding for the three month period ended March 31, 2012 had the Company reported Net income as opposed to a Net loss.

3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041. As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at March 31, 2012, excluding accrued interest.

Share Repurchase Program. Pursuant to our previously announced $750 million share repurchase plan, we may, from time to time, seek to repurchase our equity in open market purchases, privately-negotiated transactions, accelerated stock repurchase transactions or otherwise. This program does not obligate Endo to acquire any particular amount of common stock. Repurchase activity, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, timing and extent of future business development activity, repayment of future debt, if any, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. As a result of a two-year extension approved by the Board of Directors in February 2012, the share repurchase plan is set to expire in April 2014. Pursuant to the existing share repurchase program, we purchased approximately 0.9 million shares of our common stock during the three month period ended March 31, 2012 totaling $33.0 million and approximately 0.5 million shares of our common stock during the three month period ended March 31, 2011 totaling $17.6 million.

Employee Stock Purchase Plan. At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Pharmaceuticals Holdings Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10 percent of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85 percent of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $0.4 million during the three months ended March 31, 2012. The Company issued 47,581 shares during the first quarter of 2012 pursuant to the ESPP. These shares were issued from treasury and totaled $1.4 million during the three months ended March 31, 2012.

Marketable Securities. At March 31, 2012, $18.8 million of our marketable securities portfolio was invested in auction-rate debt securities with ratings of AAA. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on the Company’s investment, while maintaining adequate liquidity and security. This policy specifically prohibits the investment in auction-rate securities as well as the investment in any security that is below investment grade. However, such restrictions were implemented on a prospective basis and did not impact the Company’s ability to continue to hold the auction-rate securities it was invested in when the amended investment policy was adopted.

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

To calculate a price for our auction-rate securities, the Company calculates duration to maturity, coupon rates, market required rates of return (discount rate) and a discount for lack of liquidity in the following manner:

•

The Company identifies the duration to maturity of the auction-rate securities as the time at which principal is available to the investor. This can occur because the auction-rate security is paying a coupon that is above the required rate of return, and the Company treats the security as being called. It can also occur because the market has returned to normal and the Company treats the auctions as having recommenced. Lastly, and most frequently, the Company treats the principal as being returned as prepayment occurs and at the maturity of the security. The initial life used for each remaining security, representing time to maturity, was seven years as of March 31, 2012 and eight years as of December 31, 2011.

•

The Company calculates coupon rates based on estimated relationships between the maximum coupon rate (the coupon rate in event of a failure) and market interest rates. The representative coupon rate was 3.68% on March 31, 2012 and 3.61% at December 31, 2011. The Company calculates appropriate discount rates for securities that include base interest rates, index spreads over the base rate, and security-specific spreads. These spreads include the possibility of changes in credit risk over time. The spread over the base rate applied to our securities was 215 basis points at March 31, 2012 and 204 basis points at December 31, 2011.

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

We did not sell any of our remaining auction-rate securities during the three months ended March 31, 2012. Given the uncertainty in the auction-rate securities market, the Company cannot predict when future auctions related to our existing auction-rate securities portfolio will be successful. However, we do not employ an asset management strategy or tax planning strategy that would require us to sell any of our existing securities at a loss. Furthermore, there have been no adverse changes in our business or industry that could require us to sell the securities at a loss in order to meet working capital requirements.

As of March 31, 2012, the yields on our long-term auction-rate securities averaged 0.28%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. Total interest recognized on our auction-rate securities for the three months ended March 31, 2012 and 2011 was less than $0.1 million. The issuers have been making interest payments promptly.

At March 31, 2012, the fair value of our auction-rate securities, as determined by applying the above described discount rate adjustment technique, was approximately $17.3 million, representing an 8%, or $1.5 million discount from their original purchase price or par value. This compares to approximately $17.5 million at December 31, 2011, representing a 7%, or $1.3 million discount from their original purchase price or par value. Had the Company chosen to apply a three or five year term with respect to the liquidity adjustment at March 31, 2012, the resultant fair values would have been $17.6 million and $17.0 million, respectively. We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date.

Working Capital. Working capital decreased to $392.8 million as of March 31, 2012 from $666.3 million as of December 31, 2011. The components of our working capital as of March 31, 2012 and December 31, 2011 are below:

	March 31, 2012	December 31, 2011
Total current assets	$1,473,410	$1,788,096
Less: Total current liabilities	(1,080,603)	(1,121,778)

Working capital	$392,807	$666,318

Working capital decreased primarily due to the use of cash to prepay $205.0 million of our Term Loan indebtedness that had been classified as a non-current liability, purchases of Property, plant and equipment of $29.1 million, net repurchases of Common stock totaling $31.6 million and patent acquisition costs of $6.0 million, $5.0 million of which were paid in cash and $1.0 million of which were accrued as a current liability.

The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net cash flow provided by (used in):
Operating activities	$(13,062)	$131,058
Investing activities	(33,921)	(13,271)
Financing activities	(252,122)	(18,839)
Effect of foreign exchange rate	(212)	—

Net (decrease) increase in cash and cash equivalents	(299,317)	98,948
Cash and cash equivalents, beginning of period	547,620	466,214

Cash and cash equivalents, end of period	$248,303	$565,162
Current ratio	1.4:1	1.9:1
Days sales outstanding	45	46

Net Cash (used in) provided by Operating Activities. Net cash used in operating activities was $13.1 million for the three months ended March 31, 2012 compared to $131.1 million provided by operating activities for the three months ended March 31, 2011. Significant components of our operating cash flows for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cash Flow Data-Operating Activities:
Consolidated net (loss) income	$(74,525)	$68,295
Depreciation and amortization	66,957	47,741
Stock-based compensation	14,518	7,416
Change in fair value of contingent consideration	(127)	(685)
Asset impairment charges	40,000	—
Loss on extinguishment of debt	5,426	—
Changes in assets and liabilities which used cash:	(48,862)	2,893
Other, net	(16,449)	5,398

Net cash (used in) provided by operating activities	$(13,062)	$131,058

The fluctuation in net cash (used in) provided by operating activities was primarily attributable to our overall results of operations during the first quarter of 2012 compared to the first quarter of 2011 as well as the timing of cash receipts and payments affecting working capital. During the first quarter of 2012, we recorded a Net loss attributable to Endo Pharmaceuticals Holdings Inc. of $87.3 million compared to Net income attributable to Endo Pharmaceuticals Holdings Inc. of $55.8 million in the comparable 2011 period. This Net loss attributable to Endo Pharmaceuticals Holdings Inc. was primarily driven by the charge of $110.0 million related to the first quarter 2012 accrual resulting from the 2010 Impax Settlement Agreement, the $40.0 million impairment charge for Sanctura XR® and the net sales impact from first quarter 2012 supply disruptions, primarily with respect to Voltaren® Gel and Opana® ER, resulting from the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility.

Net Cash used in Investing Activities. Net cash used in investing activities was $33.9 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $13.3 million during the same period of 2011. The change is primarily related to increases in Purchases of property, plant and equipment to $29.1 million during the three months ended March 31, 2012 compared to $12.6 million during the three months ended March 31, 2011, as well as License fees of $5.0 million paid during the three months ended March 31, 2012.

Net Cash used in Financing Activities. Net cash used in financing activities was $252.1 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $18.8 million during the three months ended March 31, 2011. The change was primarily a result of principal payments on our term loan indebtedness of $219.1 million during the three months ended March 31, 2012 compared to $4.2 million during the three months ended March 31, 2011 as well as the impact of net share repurchases, which totaled $31.6 million during the three months ended March 31, 2012 compared to $17.6 million during the three months ended March 31, 2011.

Research and Development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

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

Manufacturing, Supply and Other Service Agreements. We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products, finished goods and certain services. Our most significant agreements are with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GMBH, Sharp Corporation, and Ventiv Commercial Services, LLC. As a result of a temporary shutdown by Novartis Consumer Health Division of its manufacturing facility which manufactures Opana® ER, among other products, we are expediting the production of our recently approved formulation of Opana® ER, designed to be crush-resistant, at a manufacturing facility managed by our development partner, Grünenthal. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a complete description of commitments under manufacturing, supply and other service agreements, Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our license and collaboration agreements, see Note 8. License and Collaboration Agreements, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

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

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the AMS Acquisition Date. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.

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

The $1,796.4 million of goodwill has been assigned to our Devices segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $13.6 million of goodwill is expected to be deductible for income tax purposes.

Deferred tax assets of $14.5 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $416.6 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.7 million of AMS acquisition-related costs that were expensed during the three months ended March 31, 2012. These costs are included in Acquisition-related items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

Three Months Ended March 31, 2012
Bank fees	$—
Legal, separation, integration, and other costs	1,720

Total	$1,720

The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the three months ended March 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Three Months Ended March 31, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$700,894
Net income attributable to Endo Pharmaceuticals Holdings Inc.	$44,373
Basic net income per share	$0.38
Diluted net income per share	$0.37

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

Acquisition-Related Contingent Consideration

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

The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at March 31, 2012, $8.7 million at December 31, 2011 and $9.0 million on the Qualitest Acquisition Date.

The decrease from December 31, 2011 to March 31, 2012 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related items, net in the accompanying Condensed Consolidated Statements of Operations.

Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For a complete description of legal proceedings, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, asset impairment charges, separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.

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

Non-U.S. Operations. Our operations outside of the United States were not material during the first three months of 2012. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our financial statements.

Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued ASU 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASC 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05. The adoption of this standard, as amended, will not have a significant impact on the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” of our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. Our exposures to market risk have not changed materially since December 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosures under Note 12. Commitments and Contingencies-Legal Proceedings included in Part I, Item 1 of this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are incorporated into this document by reference.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
January 1, 2012 to January 31, 2012	324,000	$35.76	324,000	$219,921,802
February 1, 2012 to February 29, 2012	430,600	$36.01	430,600	$204,414,461
March 1, 2012 to March 31, 2012	158,800	$37.19	158,800	$198,509,021

Total	913,400	$36.13	913,400

(1)	All shares were repurchased under the Company’s announced repurchase program. On April 9, 2008, the Company announced a program to repurchase in the aggregate up to $750 million shares of its outstanding common stock. The program will expire in April 2014, and all shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 27, 2012, we entered into a new supply agreement with Noramco, Inc. (Noramco). Under the terms of this supply agreement (the 2012 Noramco Agreement), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the 2012 Noramco Agreement. However, we are required to purchase from Noramco a fixed percentage of our annual requirements of each narcotic active drug substance covered by the 2012 Noramco Agreement. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis based on volume. The term of the 2012 Noramco Agreement is for four years with automatic renewal provisions for unlimited successive one year periods.

Item 6.	Exhibits.

The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO PHARMACEUTICALS HOLDINGS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

Date: May 1, 2012

Exhibit Index

Exhibit No.	Title

10.11	Endo Pharmaceuticals Holdings Inc. Amended and Restated Executive Deferred Compensation Plan

10.12	Endo Pharmaceuticals Holdings Inc. Amended and Restated 401(k) Restoration Plan

10.13	Endo Pharmaceuticals Holdings Inc. Directors Deferred Compensation Plan

10.17*	Supply Agreement dated as of April 27, 2012 between Endo Pharmaceuticals Inc. and Noramco, Inc.

10.139*	Development, License and Supply Agreement, dated as of December 18, 2007, between Endo Pharmaceuticals and Grünenthal GMBH

10.140*	Settlement and License Agreement dated as of June 8, 2010 by and among Penwest Pharmaceuticals Co., Endo Pharmaceuticals Inc. and IMPAX Laboratories, Inc. (incorporated herein by reference to Exhibit 10.4 to the Penwest Pharmaceuticals Co. Form 10-Q for the quarterly period ended June 30, 2010, filed with the Commission on August 6, 2010)

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Endo Pharmaceuticals Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.