Form 10-Q
period 2012-06-30
ENDO HEALTH SOLUTIONS INC.
filed 2012-08-07
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO             .
Commission file number: 001-15989
_______________________________
ENDO HEALTH SOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________

Delaware	13-4022871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Endo Boulevard Chadds Ford, Pennsylvania	19317
(Address of Principal Executive Offices)	(Zip Code)
(610) 558-9800
(Registrant’s Telephone Number, Including Area Code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    s No   ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of	August 2, 2012	:	116,892,155

ENDO HEALTH SOLUTIONS INC.

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

i

PART I. FINANCIAL INFORMATION
Item  1.    Financial Statements
ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$391,946	$547,620
Accounts receivable, net	721,850	733,222
Inventories, net	327,603	262,419
Prepaid expenses and other current assets	36,206	29,732
Income taxes receivable	36,993	—
Deferred income taxes	223,850	215,103
Total current assets	$1,738,448	$1,788,096
MARKETABLE SECURITIES	1,691	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	319,543	297,731
GOODWILL	2,565,253	2,558,041
OTHER INTANGIBLES, NET	2,353,455	2,504,124
OTHER ASSETS	123,485	125,486
TOTAL ASSETS	$7,101,875	$7,292,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$284,484	$260,385
Accrued expenses	855,588	732,831
Current portion of long-term debt	115,966	88,265
Acquisition-related contingent consideration	5,972	4,925
Income taxes payable	—	35,372
Total current liabilities	$1,262,010	$1,121,778
DEFERRED INCOME TAXES	551,128	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,647	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,174,140	3,424,329
OTHER LIABILITIES	159,330	85,446
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 139,468,415 and 138,337,002 shares issued; 116,799,075 and 117,158,880 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,395	1,383
Additional paid-in capital	1,000,540	952,325
Retained earnings	1,474,030	1,551,910
Accumulated other comprehensive loss	(11,464)	(9,436)
Treasury stock, 22,669,340 and 21,178,122 shares at June 30, 2012 and December 31, 2011, respectively	(571,593)	(518,492)
Total Endo Health Solutions Inc. stockholders’ equity	$1,892,908	$1,977,690
Noncontrolling interests	59,712	61,901
Total stockholders’ equity	$1,952,620	$2,039,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,101,875	$7,292,583
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Net pharmaceutical product sales	$598,061	$527,563	$1,102,661	$1,033,347
Devices revenues	128,131	26,812	258,297	26,812
Service and other revenues	58,996	53,236	114,863	107,478
TOTAL REVENUES	$785,188	$607,611	$1,475,821	$1,167,637
COSTS AND EXPENSES:
Cost of revenues	294,570	236,697	659,390	468,255
Selling, general and administrative	233,622	178,133	488,076	337,519
Research and development	45,427	40,840	134,115	82,970
Patent litigation settlement expense	131,361	—	131,361	—
Asset impairment charges	3,000	—	43,000	—
Acquisition-related and integration items, net	7,055	17,626	10,804	23,699
OPERATING INCOME	$70,153	$134,315	$9,075	$255,194
INTEREST EXPENSE, NET	45,985	25,560	92,881	44,350
LOSS ON EXTINGUISHMENT OF DEBT	—	8,548	5,426	8,548
OTHER EXPENSE (INCOME), NET	297	(125)	748	223
INCOME (LOSS) BEFORE INCOME TAX	$23,871	$100,332	$(89,980)	$202,073
INCOME TAX	1,776	32,780	(37,550)	66,226
CONSOLIDATED NET INCOME (LOSS)	$22,095	$67,552	$(52,430)	$135,847
Less: Net income attributable to noncontrolling interests	12,630	12,969	25,450	25,477
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$9,465	$54,583	$(77,880)	$110,370
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.:
Basic	$0.08	$0.47	$(0.67)	$0.95
Diluted	$0.08	$0.44	$(0.67)	$0.91
WEIGHTED AVERAGE SHARES:
Basic	116,992	116,663	117,022	116,509
Diluted	121,080	122,686	117,022	121,724
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
CONSOLIDATED NET INCOME (LOSS)		$22,095		$67,552		$(52,430)		$135,847
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$1,561		$(1,532)		$1,369		$(1,382)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	1,561	—	(1,532)	—	1,369	—	(1,382)
Foreign currency translation (loss) gain		(6,640)		1,000		(3,568)		1,000
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	$993		$—		$195		$—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	(184)	809	—	—	(24)	171	—	—
OTHER COMPREHENSIVE LOSS		$(4,270)		$(532)		$(2,028)		$(382)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$17,825		$67,020		$(54,458)		$135,465
Less: Comprehensive income attributable to noncontrolling interests		12,630		12,969		25,450		25,477
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$5,195		$54,051		$(79,908)		$109,988
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(52,430)	$135,847
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	139,563	97,739
Stock-based compensation	33,346	18,772
Amortization of debt issuance costs and premium / discount	17,521	14,345
Selling, general and administrative expenses paid in shares of common stock	239	129
Deferred income taxes	(75,015)	7,708
(Gain) loss on disposal of property, plant and equipment	(173)	211
Change in fair value of acquisition-related contingent consideration	(68)	(7,230)
Loss on extinguishment of debt	5,426	8,548
Asset impairment charges	43,000	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	11,433	(31,093)
Inventories	(65,756)	(49,202)
Prepaid and other assets	(5,513)	(2,393)
Accounts payable	23,297	11,954
Accrued expenses	127,444	38,027
Other liabilities	46,730	(9,775)
Income taxes payable/receivable	(72,705)	(19,274)
Net cash provided by operating activities	$176,339	$214,313
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,321)	(23,905)
Proceeds from sale of property, plant and equipment	907	581
Acquisitions, net of cash acquired	443	(2,342,556)
Proceeds from sale of marketable securities	18,800	—
Payment on contingent consideration	—	(414)
License fees	(5,000)	(2,300)
Net cash used in investing activities	$(32,171)	$(2,368,594)
FINANCING ACTIVITIES:
Capital lease obligations repayments	(661)	—
Proceeds from issuance of 2019 and 2022 Notes	—	900,000
Proceeds from issuance of Term Loans	—	2,200,000
Proceeds from other indebtedness	—	393
Principal payments on Term Loans	(233,125)	(400,000)
Payment on AMS Convertible Notes	(17)	(273,165)
Principal payments on other indebtedness	(303)	—
Deferred financing fees	—	(81,753)
Tax benefits of stock awards	3,894	5,067
Exercise of Endo Health Solutions Inc. stock options	10,819	20,328
Purchase of common stock	(56,000)	(34,701)
Issuance of common stock from treasury	2,899	—
Distributions to noncontrolling interests	(26,158)	(25,813)
Buy-out of noncontrolling interests, net of contributions	(1,481)	(524)
Net cash (used in) provided by financing activities	$(300,133)	$2,309,832

	Six Months Ended June 30,
	2012	2011
Effect of foreign exchange rate	291	104
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(155,674)	$155,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,620	466,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$391,946	$621,869
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$81,638	$24,768
Cash paid for income taxes	$106,185	$80,460
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$1,266	$127
Accrual for purchases of property, plant and equipment	$4,304	$2,959
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

NOTE 1. BASIS OF PRESENTATION
At the Company’s Annual Meeting of Stockholders on May 23, 2012, the Company’s stockholders approved the proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from Endo Pharmaceuticals Holdings Inc. to Endo Health Solutions Inc., which we refer to herein as the Company or we, our, us, or Endo.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo Health Solutions Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05. The adoption of this standard, as amended, will not have a significant impact on the Company’s Consolidated Financial Statements.
In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU will not have a significant impact on the Company’s Consolidated Financial Statements.
NOTE 3. FAIR VALUE MEASUREMENTS
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable, acquisition-related contingent consideration, debt obligations, and derivative instruments. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

The following table presents the carrying amounts and estimated fair values of certain assets and liabilities as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$1,059	$1,059	$1,471	$1,471
	$1,059	$1,059	$1,471	$1,471
Long-term assets:
Auction-rate securities	—	—	17,463	17,463
Equity securities	1,691	1,691	1,642	1,642
Equity and cost method investments	15,498	N/A	20,661	N/A
	$17,189		$39,766
Current liabilities:
Acquisition-related contingent consideration—short-term	$5,972	$5,972	$4,925	$4,925
Current portion of Term Loan A Facility Due 2016	112,500	112,500	84,375	84,375
3.25% AMS Convertible Notes due 2036	841	841	841	841
4.00% AMS Convertible Notes due 2041	114	114	131	131
Current portion of other long-term debt	2,511	2,511	2,918	2,918
Derivative instruments	17	17	119	119
Minimum Voltaren® Gel royalties due to Novartis—short-term	29,054	29,054	30,000	30,000
Patent litigation settlement liability—short-term	63,842	63,842	—	—
Other	1,000	1,000	—	—
	$215,851	$215,851	$123,309	$123,309
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,647	$2,647	$3,762	$3,762
1.75% Convertible Senior Subordinated Notes Due 2015, net	310,041	352,379	299,222	330,950
Term Loan A Facility Due 2016, less current portion	1,331,250	1,323,743	1,387,500	1,372,119
Term Loan B Facility Due 2018	233,250	233,378	438,250	439,017
7.00% Senior Notes Due 2019	500,000	542,500	500,000	532,500
7.00% Senior Notes Due 2020, net	396,756	433,500	396,618	424,750
7.25% Senior Notes Due 2022	400,000	434,250	400,000	422,500
Other long-term debt, less current portion	2,843	2,843	2,739	2,739
Minimum Voltaren® Gel royalties due to Novartis—long-term	6,392	6,392	20,100	20,100
Patent litigation settlement liability—long-term	67,519	67,519	—	—
Other	5,375	5,375	—	—
	$3,256,073	$3,404,526	$3,448,191	$3,548,437
Equity securities consist of publicly traded common stock, the value of which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets. The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of contingent cash consideration related to the November 2010 acquisition of Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals). The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is discussed in more detail below. The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 32% at June 30, 2012 and 33% at December 31, 2011 that were based on historic volatility of the Company’s common stock and other factors. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The fair values of Term Loan Facilities and 2019, 2020, and 2022 Notes were based on market quotes and transactions proximate to the valuation date. The Company had previously used an income approach to value these debt instruments; however, the valuation methodology was subsequently transitioned to a market-based approach given the volume of observable market transactions and quoted prices for these debt instruments. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
The total fair value of various foreign exchange forward contracts as of June 30, 2012 includes assets of $1.1 million reported in Prepaid expenses and other current assets and liabilities of less than $0.1 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs. Refer to Note 16. Derivative Instruments and Hedging Activities for more information regarding our derivative instruments.
The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential amount of $45.0 million, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at June 30, 2012 and December 31, 2011 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2012 and December 31, 2011.
The patent litigation settlement liability is discussed in Note 12. Commitments and Contingencies.
The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011.
As of June 30, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date using
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,223	$—	$—	$19,223
Equity securities	1,691	—	—	1,691
Derivative instruments	—	1,059	—	1,059
Total	$20,914	$1,059	$—	$21,973
Liabilities:
Derivative instruments	$—	$17	$—	$17
Acquisition-related contingent consideration—short-term	—	—	5,972	5,972
Acquisition-related contingent consideration—long-term	—	—	2,647	2,647
Total	$—	$17	$8,619	$8,636

	Fair Value Measurements at Reporting Date using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$110,816	$—	$—	$110,816
Equity securities	1,642	—	—	1,642
Derivative instruments	—	1,471	—	1,471
Auction-rate securities	—	—	17,463	17,463
Total	$112,458	$1,471	$17,463	$131,392
Liabilities:
Derivative instruments	$—	$119	$—	$119
Acquisition-related contingent consideration—short-term	—	—	4,925	4,925
Acquisition-related contingent consideration—long-term	—	—	3,762	3,762
Total	$—	$119	$8,687	$8,806
Auction-Rate Securities
In June 2012, our remaining auction-rate securities were called at par and we received proceeds of $18.8 million. Prior to being sold, these auction-rate securities had been classified as available-for-sale securities and had therefore been maintained at their fair value, with changes in value being recorded as part of Other comprehensive loss. Due to the fact that we received proceeds equal to par, the auction-rate securities were adjusted to their fair value of $18.8 million, with a corresponding gain to Other comprehensive income. The previously recognized cumulative unrealized holding loss associated with these securities of $1.5 million was reversed in its entirety. As a result, no gain or loss was realized.
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), Endo acquired Qualitest Pharmaceuticals, which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at June 30, 2012, $8.7 million at December 31, 2011 and $9.0 million on the Qualitest Pharmaceuticals Acquisition Date.
The decrease from December 31, 2011 to June 30, 2012 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 (in thousands):

Auction-rate Securities
Assets:
April 1, 2012	$17,292
Securities sold or redeemed	(18,800)
Securities purchase or acquired	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive loss	1,508
June 30, 2012	$—

Acquisition- related Contingent Consideration
Liabilities:
April 1, 2012	$(8,560)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(59)
June 30, 2012	$(8,619)
The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 (in thousands):

Auction-rate Securities
Assets:
April 1, 2011	$17,409
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive loss	96
June 30, 2011	$17,505

Acquisition-related Contingent Consideration
Liabilities:
April 1, 2011	$(16,192)
Amounts (acquired) sold / (issued) settled, net	414
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	6,545
June 30, 2011	$(9,233)

The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Auction-rate Securities
Assets:
January 1, 2012	$17,463
Securities sold or redeemed	(18,800)
Securities purchase or acquired	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive loss	1,337
June 30, 2012	$—

Acquisition- related Contingent Consideration
Liabilities:
January 1, 2012	$(8,687)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	68
June 30, 2012	$(8,619)
The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Auction-rate Securities
Assets:
January 1, 2011	$17,332
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in other comprehensive loss	173
June 30, 2011	$17,505

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2011	$(16,050)
Amounts (acquired) sold / (issued) settled, net	(413)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	7,230
June 30, 2011	$(9,233)

The following is a summary of available-for-sale securities held by the Company as of June 30, 2012 and December 31, 2011 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2012
Money market funds	$19,223	$—	$—	$19,223
Total included in cash and cash equivalents	19,223	—	—	$19,223
Equity securities	1,766	—	(75)	1,691
Long-term available-for-sale securities	$1,766	$—	$(75)	$1,691
Total available-for-sale securities	$20,989	$—	$(75)	$20,914

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2011
Money market funds	$110,816	$—	$—	$110,816
Total included in cash and cash equivalents	$110,816	$—	$—	$110,816
Auction-rate securities	18,800	—	(1,337)	17,463
Equity securities	1,766	—	(124)	1,642
Long-term available-for-sale securities	$20,566	$—	$(1,461)	$19,105
Total available-for-sale securities	$131,382	$—	$(1,461)	$129,921
At December 31, 2011, our investments in auction-rate securities consisted of two securities which, as of that date, had been in unrealized loss positions for more than twelve months. As previously discussed, the Company had determined that, as of December 31, 2011, the gross unrealized losses associated with the auction-rate securities were not other-than-temporary.
At June 30, 2012 and December 31, 2011, our equity securities consisted of investments in the stock of three publicly traded companies. As of June 30, 2012, one had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. As of December 31, 2011, two of these investments had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at June 30, 2012 or December 31, 2011 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.

Nonrecurring Fair Value Measurements
The Company's financial assets measured at fair value on a nonrecurring basis at June 30, 2012 were as follows (in thousands):

	Fair Value Measurements at June 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Expense
Assets:
AMS IPR&D intangible asset	$—	$—	$1,000	$(3,000)
Total	$—	$—	$1,000	$(3,000)
Liabilities:
Patent litigation settlement liability	$—	$—	$131,361	$(131,361)
Total	$—	$—	$131,361	$(131,361)
See Note 9. Goodwill and Other Intangibles for a discussion of asset impairment charges. See Note 12. Commitments and Contingencies for a discussion of the patent litigation settlement liability.

NOTE 4. INVENTORIES
Inventories are comprised of the following at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$117,488	$103,064
Work-in-process	52,989	51,063
Finished goods	157,126	108,292
Total	$327,603	$262,419
Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets for any of the periods presented and therefore has not been separately disclosed.
NOTE 5. ACQUISITIONS
American Medical Systems Holdings, Inc. (AMS)
On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $70.8 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned, indirect subsidiary of the Company. AMS’s shares were purchased at a price of $30.00 per share.
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
Women’s Health.
AMS offers a broad range of systems, led by Monarc® and MiniArc®, to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. Monarc® incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. AMS’s MiniArc® Single-Incision Sling for stress incontinence was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis. In 2010, AMS launched the MiniArc® PreciseTM, which is designed to enhance the ease and accuracy of placement of the MiniArc device.
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
The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

	June 17, 2011 (As initially reported)	Measurement period adjustments	June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289	$—	$47,289
Commercial paper	71,000	—	71,000
Accounts receivable	73,868	—	73,868
Other receivables	791	(161)	630
Inventories	75,525	(537)	74,988
Prepaid expenses and other current assets	7,133	—	7,133
Income taxes receivable	11,179	(2,025)	9,154
Deferred income taxes	15,360	72	15,432
Property, plant and equipment	57,372	(959)	56,413
Other intangible assets	1,390,000	(130,000)	1,260,000
Other assets	4,581	—	4,581
Total identifiable assets	$1,754,098	$(133,610)	$1,620,488
Accounts payable	$9,437	$890	$10,327
Accrued expenses	45,648	187	45,835
Deferred income taxes	507,019	(90,274)	416,745
Long-term debt	520,012	363	520,375
Other liabilities	23,578	2,313	25,891
Total liabilities assumed	$1,105,694	$(86,521)	$1,019,173
Net identifiable assets acquired	$648,404	$(47,089)	$601,315
Goodwill	1,752,427	46,234	1,798,661
Net assets acquired	$2,400,831	$(855)	$2,399,976
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. At June 30, 2012, our measurement period adjustments are complete. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	37.0	15
BPH	26.0	13
Total	$160.0	16
Developed Technology:
Men’s Health	$690.0	18
Women’s Health	150.0	9
BPH	161.0	18
Total	$1,001.0	16
Tradename:
AMS	$45.0	30
GreenLight	12.0	15
Total	$57.0	27
In Process Research & Development:
Oracle	$12.0	n/a
Genesis	14.0	n/a
TOPAS	8.0	n/a
Other(1)	8.0	n/a
Total	$42.0	n/a
Total other intangible assets	$1,260.0	n/a

(1)	A subsequent pre-tax non-cash impairment charge of $3.0 million was recorded in the second quarter of 2012. This impairment charge is further discussed in Note 9. Goodwill and Other Intangibles.
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
The $1,798.7 million of goodwill has been assigned to our AMS segment (formerly our Devices segment). The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $16.5 million of goodwill is expected to be deductible for income tax purposes.
Deferred tax assets of $15.4 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $416.7 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.
The Company recognized $1.6 million and $21.1 million of AMS acquisition-related and integration costs that were expensed during the three months ended June 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Three Months Ended June 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	1,606	5,058
Total	$1,606	$21,128
The Company recognized $3.3 million and $23.3 million of AMS acquisition-related and integration costs that were expensed during the six months ended June 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Six Months Ended June 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	3,326	7,194
Total	$3,326	$23,264
The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the three and six months ended June 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$705,119	$1,406,013
Net income attributable to Endo Health Solutions Inc.	$14,810	$89,740
Basic net income per share	$0.13	$0.77
Diluted net income per share	$0.12	$0.74
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AMS to reflect factually supportable adjustments that give effect to events that are directly attributable to the AMS Acquisition, including borrowings to finance the acquisition as well as the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, inventory, and intangible assets, had been applied on January 1, 2011, together with the consequential tax effects.
Other
In the second half of 2011, as part of our effort to increase and broaden the relationships within the urology community, we acquired two electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc., which individually and combined represent immaterial acquisitions. These acquisitions provide electronic medical records for urologists. Together, these acquisitions provide access to more than 2,000 urologists using data platforms that will enhance service offerings in urology practice management.
NOTE 6. SEGMENT RESULTS
In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to enhance its level of understanding of the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. Additionally, consistent with the Company’s May 2012 enterprise-wide rebranding initiative and corporate name change, the Company changed the names of its reportable segments to better align with these efforts. These changes to our segments have no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented.
The four reportable business segments in which the Company now operates include: (1) Endo Pharmaceuticals (formerly Branded Pharmaceuticals), (2) Qualitest (formerly Generics), (3) AMS (formerly Devices) and (4) HealthTronics (formerly Services).

Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.
Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the adjusted income (loss) before income tax of each of our reportable segments to corporate unallocated adjusted income (loss) before income tax.
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.
Qualitest
The Qualitest segment is comprised of our legacy Endo non-branded generics portfolio and the portfolio from our recently acquired Qualitest Pharmaceuticals business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, Brazil, Japan and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three or six months ended June 30, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
HealthTronics
The HealthTronics segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the U.S. These services are sold through the following business lines: lithotripsy services, prostate treatment services, anatomical pathology services, medical products manufacturing, sales and maintenance and electronic medical records services.
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues to external customers
Endo Pharmaceuticals	$442,786	$398,267	$806,360	$773,781
Qualitest	159,895	133,047	305,240	267,456
AMS(1)	128,131	26,812	258,297	26,812
HealthTronics	54,376	49,485	105,924	99,588
Total consolidated net revenues to external customers	$785,188	$607,611	$1,475,821	$1,167,637
Adjusted income (loss) before income tax
Endo Pharmaceuticals	$229,373	$209,619	$408,199	$402,875
Qualitest	50,409	21,126	86,660	47,513
AMS	29,250	9,733	56,302	9,733
HealthTronics	13,006	15,741	25,414	30,182
Corporate unallocated	(83,920)	(67,032)	(176,080)	(123,301)
Total consolidated adjusted income before income tax	$238,118	$189,187	$400,495	$367,002
 _____________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
AMS:
United States	$83,935	$15,571	$170,905	$15,571
International	44,196	11,241	87,392	11,241
Total AMS revenues	$128,131	$26,812	$258,297	$26,812
The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total consolidated adjusted income before income tax	$238,118	$189,187	$400,495	$367,002
Upfront and milestone payments to partners	(5,726)	(13,990)	(51,567)	(24,991)
Asset impairment charges	(3,000)	—	(43,000)	—
Acquisition-related and integration items, net	(7,055)	(17,626)	(10,804)	(23,699)
Separation benefits and other cost reduction initiatives	(3,754)	(533)	(15,368)	(3,995)
Amortization of intangible assets	(58,564)	(40,444)	(111,924)	(77,655)
Inventory step-up	382	(2,995)	(880)	(16,781)
Non-cash interest expense	(5,169)	(4,719)	(10,145)	(9,260)
Loss on extinguishment of debt	—	(8,548)	(5,426)	(8,548)
Accrual for payment to Impax related to sales of Opana® ER	—	—	(110,000)	—
Patent litigation settlement expense	(131,361)	—	(131,361)	—
Total consolidated income (loss) before income tax	$23,871	$100,332	$(89,980)	$202,073
The following represents additional selected financial information for our reportable segments three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense
Endo Pharmaceuticals	$3,912	$2,775	$7,710	$6,442
Qualitest	2,998	2,571	5,935	5,184
AMS	2,542	284	5,198	284
HealthTronics	3,333	3,012	6,325	6,105
Corporate unallocated	1,107	763	2,171	1,769
Total depreciation expense	$13,892	$9,405	$27,339	$19,784

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense
Endo Pharmaceuticals	$27,143	$26,199	$49,077	$52,260
Qualitest	10,381	9,697	20,762	19,597
AMS	19,400	3,296	38,806	3,296
HealthTronics	1,790	1,401	3,579	2,802
Total amortization expense	$58,714	$40,593	$112,224	$77,955
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. INCOME TAXES
The effective income tax rate on earnings from continuing operations before income taxes was 7.4% and 41.7% for the three and six months ended June 30, 2012, respectively, compared to 32.7% and 32.8% for the three and six months ended June 30, 2011, respectively.
Income tax expense for the three months ended June 30, 2012 decreased 95% from the three months ended June 30, 2011. For the six months ended June 30, 2012 an income tax benefit of $37.6 million was recorded as compared to tax expense of $66.2 million for the six months ended June 30, 2011. These fluctuations are due to decreases in income before income tax and the recording of a $6.3 million benefit for a prior period adjustment during the three months ended June 30, 2012 related to the reversal of a 2010 capital loss valuation allowance recorded in connection with our acquisition of HealthTronics, Inc. The valuation allowance was reversed because of a 2011 transaction that resulted in a realized ordinary loss for income tax purposes.
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
Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S.

The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the temporary shutdown of its Lincoln, Nebraska manufacturing facility, we were not obligated to make our first and second quarter 2012 minimum royalty payments of $7.5 million to Novartis. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. We are amortizing this intangible asset into Cost of revenues over an estimated five-year useful life. Although no minimum royalty was due during the second quarter of 2012, sales of Voltaren® Gel did re-commence in the second quarter and therefore required us to record royalties on actual net sales of Voltaren® Gel in the amount of $6.6 million. These royalties have been expensed as a component of Cost of revenues during the three and six months ended June 30, 2012.
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
The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013, and we have the option to extend it for two successive one year terms. If renewed, the Voltaren® Gel Agreement will remain in place unless either party provides written notice of non-renewal to the other party at least six months prior to the expiration of any renewal term after the first renewal term or the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within 90 days from the giving of written notice. Endo may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the U.S. of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum Details in any given six-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the U.S. of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.
Hind Healthcare Inc.
In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc. (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the U.S. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, we were required to pay Hind nonrefundable royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011 pursuant to the terms of the Hind License Agreement. Royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate was 10% of net sales including a minimum royalty of at least $500,000 per year. No royalties were recorded in 2012. During the six months ended June 30, 2011, we recorded $42.1 million in royalties to Hind which we recorded as a reduction to net sales.

Vernalis Development Limited
In July 2004, we entered into a License Agreement with Vernalis Development Limited (Vernalis) under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (Frova®) in North America (the Vernalis License Agreement). Frova® was launched June 2002 in the U.S. and indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30 million and annual $15 million payments each in 2005 and 2006. We capitalized the $30 million up-front payment and the present value of the two $15 million anniversary payments. We are amortizing this intangible asset into Cost of revenues on a straight-line basis over its estimated life of 12.5 years.
In addition, Vernalis could receive one-time milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10 million on $200 million in net sales to a milestone of $75 million on $1.2 billion in net sales. These sales milestones could total up to $255.0 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon 1 years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized Frova® in Canada, under the Canadian Trademark.
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
The Population Council
The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and The Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. To date, we have made payments of $9.0 million to the Population Council. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to The Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.
Strakan International Limited
In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), which was subsequently acquired by Kyowa Hakko Kirin Co. Ltd., for the exclusive right to commercialize Fortesta® Gel in the U.S. (the ProStrakan Agreement). Fortesta® Gel is a patented two percent testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10 million, which was recorded as Research and development expense.
The Company received FDA approval for Fortesta® Gel in December 2010, which triggered a one-time approval milestone to ProStrakan for $12.5 million. The approval milestone was recorded as an intangible asset and is being amortized into Cost of revenues on a straight-line basis over its estimated useful life. An additional milestone payment of $7.5 million was triggered during the second quarter of 2011 pursuant to the terms of the ProStrakan Agreement, at which time it was recorded to Cost of revenues. ProStrakan could potentially receive up to approximately $167.5 million in additional payments linked to the achievement of future commercial milestones related to Fortesta® Gel.
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
In the fourth quarter of 2011, the Company capitalized a one-time approval milestone to Grünenthal, which was settled in early 2012 for $4.9 million. We are amortizing this intangible asset into Cost of revenues over its estimated useful life. Additional payments of approximately 55.4 million euros (approximately $69.7 million at June 30, 2012) may become due upon achievement of additional future predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement, including the new formulation of Opana® ER approved by the FDA in December 2011. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter.
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
Hydron Technologies, Inc.

In November 1989, GP Strategies Corporation (GP Strategies), then known as National Patent Development Corporation, entered into an agreement (the Hydron Agreement) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera Pharmaceuticals, Inc. (Valera, now a wholly-owned, indirect subsidiary of the Company known as Endo Pharmaceuticals Valera Inc.) entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, and all of GP Strategies’ rights under the Hydron Agreement, and certain other agreements with The Population Council and Shire US, Inc.
Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell and distribute any prescription drug or medical device and certain other products made with the hydrogel polymer technology. Hydron Technologies retained an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the hydrogel polymer technology in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the hydrogel polymer technology, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of polymer to Hydron Technologies and Hydron Technologies is obligated to purchase such products from the Company. Under the Hydron Agreement, the Company also had the title to the Hydron® trademark. Recently, the Company decided to stop using the Hydron® trademark and transferred the title to such trademark to Hydron Technologies pursuant to the Hydron Agreement. This agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.
BioDelivery Sciences International, Inc.
In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. We paid this amount in the second quarter of 2012. In the future, Endo could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $135.0 million. Endo may terminate the BioDelivery Agreement at any time upon six months written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country by country basis, upon the later to occur of ten years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.
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
EpiCept Corp.
In December 2003, we entered into a license granting us exclusive, worldwide rights to certain patents of EpiCept Corp. (EpiCept) as well as exclusive, worldwide commercialization rights to EpiCept’s LidoPAIN® BP product (EpiCept Agreement). The EpiCept Agreement provides for Endo to pay EpiCept milestones as well as royalties on the net sales of EpiCept’s LidoPAIN® BP product. Under this Agreement, we made an upfront payment to EpiCept of $7.5 million which we capitalized as an intangible asset representing the fair value of the exclusive right and the patents. We are amortizing this intangible asset over its useful life of thirteen years. EpiCept has also retained an option to co-promote the LidoPAIN® BP product. Milestone payments made by Endo under this agreement, including regulatory milestones and sales thresholds, could total up to $82.5 million. In addition, the EpiCept Agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties, indemnities and termination rights. The EpiCept Agreement generally lasts until the underlying patents expire. In January 2009, EpiCept announced that it was discontinuing all drug discovery activities including the development of LidoPAIN® BP. However, the Company intends to maintain its patent rights conveyed by the EpiCept Agreement.
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
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2012, are as follows:

Carrying Amount
December 31, 2011	$2,558,041
Goodwill acquired during the period	6,618
Measurement period adjustments	2,625
Effect of currency translation	(2,031)
June 30, 2012	$2,565,253
The goodwill acquired during the period relates to an immaterial acquisition in the second quarter of 2012. Of the $2.6 billion of goodwill recorded on our Condensed Consolidated Balance Sheet at June 30, 2012, $290.8 million is assigned to our Endo Pharmaceuticals segment, $275.2 million is assigned to our Qualitest segment, $1.8 billion is assigned to our AMS segment and $207.2 million is assigned to our HealthTronics segment.
Other Intangible Assets
Our other intangible assets consist of the following at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Indefinite-lived intangibles:
In-process research and development	$179,400	$221,400
Total indefinite-lived intangibles	$179,400	$221,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$601,356	$647,239
Less accumulated amortization	(289,196)	(256,903)
Licenses, net	$312,160	$390,336
Customer relationships (weighted average life of 16 years)	158,617	159,632
Less accumulated amortization	(10,475)	(5,460)
Customer relationships, net	$148,142	$154,172
Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(6,442)	(4,142)
Tradenames, net	$85,158	$87,458
Developed technology (weighted average life of 16 years)	1,824,675	1,774,300
Less accumulated amortization	(198,102)	(125,695)
Developed technology, net	$1,626,573	$1,648,605
Other (weighted average life of 11 years)	2,200	2,200
Less accumulated amortization	(178)	(47)
Other, net	$2,022	$2,153
Total definite-lived intangibles, net (weighted average life of 15 years)	$2,174,055	$2,282,724
Other intangibles, net	$2,353,455	$2,504,124
Amortization expense for the six month periods ended June 30, 2012 and 2011 was $112.2 million and $78.0 million, respectively. As of June 30, 2012, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.
Changes in the gross carrying amount of our other intangible assets for the six months ended June 30, 2012, are as follows:

Gross Carrying Amount
December 31, 2011	$2,896,371
Patent acquired	11,375
Asset impairment charges	(43,000)
Effect of currency translation	(1,014)
Other	(5,884)
June 30, 2012	$2,857,848
AMS IPR&D Impairment
As a result of market and potential regulatory changes affecting the commercial potential in the United States for one of the AMS IPR&D assets, the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, which was assigned to our AMS segment and was recorded in the Asset impairment charges line of our Condensed Consolidated Statements of Operations. The fair value of this asset was determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges of up to $1.0 million.
Sanctura XR® Impairment
Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company receives royalties based on net sales of Sanctura XR® made by Allergan.

In March 2009, Watson Pharmaceutical Inc. (Watson) filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic versions of Sanctura XR® before the expiration of Allergan’s patents listed in the Orange Book. Subsequent to Watson’s ANDA filing, Sandoz Inc. and Paddock Laboratories, Inc. (acquired by Perrigo Company in August 2011) also filed ANDAs for a generic version of Sanctura XR®.
In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid. The Company appealed this ruling, and subsequently in June 2012, our appeal was dismissed. Watson’s application with the Food and Drug Administration for a generic version is currently pending.
As part of our first quarter 2012 Form 10-Q filing, despite the Company’s intent to appeal the District Court’s ruling, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval of generic versions of the product and the probability of a successful appeals process. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities used in the model appropriately reflect market participant assumptions.
The fair value of the Sanctura XR® intangible asset was determined to be $21.6 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges of up to $21.6 million.
Future Amortization
Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2011 is as follows (in thousands):

2012	$230,144
2013	$194,844
2014	$173,735
2015	$170,132
2016	$168,926

NOTE 10. OTHER COMPREHENSIVE LOSS
The following table presents the tax effects allocated to each component of Other comprehensive loss for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012			2011
	Before- Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$1,592	$(31)	$1,561	$(2,496)	$964	$(1,532)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains (losses)	1,592	(31)	1,561	(2,496)	964	(1,532)
Foreign currency translation (loss) gain	(6,731)	91	(6,640)	1,031	(31)	1,000
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	1,550	(557)	993	—	—	—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	(288)	104	(184)	—	—	—
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	1,262	(453)	809	—	—	—
Other comprehensive loss	$(3,877)	$(393)	$(4,270)	$(1,465)	$933	$(532)
The following table presents the tax effects allocated to each component of Other comprehensive loss for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012			2011
	Before- Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$1,386	$(17)	$1,369	$(2,304)	$922	$(1,382)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains (losses)	1,386	(17)	1,369	(2,304)	922	(1,382)
Foreign currency translation (loss) gain	(3,640)	72	(3,568)	1,031	(31)	1,000
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	304	(109)	195	—	—	—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	(38)	14	(24)	—	—	—
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	266	(95)	171	—	—	—
Other comprehensive loss	$(1,988)	$(40)	$(2,028)	$(1,273)	$891	$(382)
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Endo Pharmaceuticals Holdings Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans and the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan
On August 11, 2000, we established the Endo Pharmaceuticals Holdings Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive Plan expired in 2010. In May 2004, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company. In May 2007, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions). In May 2010, our stockholders approved the Endo Pharmaceuticals Holdings Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions). In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan. As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152. At June 30, 2012, approximately 20.6 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan. As of June 30, 2012, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.
The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $18.8 million and $33.3 million during the three and six months ended June 30, 2012 and $11.4 million and $18.8 million during the three and six months ended June 30, 2011, respectively. As of June 30, 2012, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $118.4 million. This expected cost does not include the impact of any future stock-based compensation awards.
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
A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan for the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	8,115,467	$25.79
Granted	2,096,191	$34.78
Exercised	(485,481)	$23.09
Forfeited	(277,610)	$31.67
Expired	(18,473)	$31.16
Outstanding as of June 30, 2012	9,430,094	$27.74	7.10	$45,993,831
Vested and expected to vest, June 30, 2012	8,726,958	$27.42	6.97	$44,499,341
Exercisable, June 30, 2012	3,983,853	$24.53	5.39	$27,940,845

The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $11.2 million and $13.1 million, respectively. The weighted-average grant date fair value of the stock options granted in the six months ended June 30, 2012 and 2011 was $10.57 per option and $11.09 per option, respectively, determined using the following assumptions:

	June 30, 2012	June 30, 2011
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.9%	2.1%
Dividend yield	—	—
Expected volatility	33%	32%
As of June 30, 2012, the weighted average remaining requisite service period of the non-vested stock options was 2.4 years. As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $49.3 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.
Restricted Stock Units
During the six months ended June 30, 2012 and 2011, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock units is equal to the closing price of Endo shares on the date of grant.
A summary of our restricted stock units as of June 30, 2012 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,629,782
Granted	957,588
Forfeited	(145,623)
Vested	(644,334)
Outstanding as of June 30, 2012	2,797,413	$87,029,572
Vested and expected to vest, June 30, 2012	2,456,706	$74,571,979
As of June 30, 2012, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.0 years. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2012 and 2011 was $34.92 per unit and $35.09 per unit, respectively. As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $58.2 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.
Restricted Stock Awards
We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.
A summary of our restricted stock awards as of June 30, 2012 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	173,617	$30.27
Granted	—	$—
Forfeited	(7,517)	$28.05
Vested	(39,053)	$31.55	$1,209,862
Non-vested, June 30, 2012	127,047	$30.01

As of June 30, 2012, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 2.0 years.
Performance Shares
Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the six months ended June 30, 2012 and 2011 totaled approximately 193,000 and 160,000, respectively. As of June 30, 2012, there was approximately $10.9 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Share Repurchase Programs
In April 2008, our Board of Directors approved a share repurchase program (the 2008 Share Repurchase Program), authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. In August 2012, our Board of Directors resolved to cancel and terminate the 2008 Share Repurchase Program, effective immediately, and approve a new share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate up to $450 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, pre-set purchase programs, privately-negotiated transactions, and accelerated stock buyback agreements. This program does not obligate Endo to acquire any particular amount of common stock. Future repurchases, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, then current stock price, market conditions, securities law limitations and other factors. The share repurchase program may be suspended, modified or discontinued at any time. The 2012 Share Repurchase Program is set to expire on March 31, 2015.
Pursuant to our share repurchase programs, we purchased approximately 1.6 million shares of our common stock during the six month period ended June 30, 2012 totaling $56.0 million and approximately 0.9 million shares of our common stock during the six month period ended June 30, 2011 totaling $34.7 million.
Employee Stock Purchase Plan
At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Pharmaceuticals Holdings Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $0.7 million during the six months ended June 30, 2012. The Company issued 104,055 shares from treasury totaling $2.9 million during the six months ended June 30, 2012 pursuant to the ESPP.
Changes in Stockholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the six months ended June 30, 2012 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2012	1,977,690	61,901	2,039,591
Net (loss) income	(77,880)	25,450	(52,430)
Other comprehensive loss	(2,028)	—	(2,028)
Compensation related to stock-based awards	33,346	—	33,346
Exercise of options	14,013	—	14,013
Common stock (purchased), net of common stock issued from treasury	(53,101)	—	(53,101)
Distributions to noncontrolling interests	—	(26,158)	(26,158)
Buy-out of noncontrolling interests, net of contributions	—	(1,481)	(1,481)
Other	868	—	868
Stockholders’ equity at June 30, 2012	1,892,908	59,712	1,952,620
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
Novartis Manufacturing Agreement
On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis Consumer Health, Inc. that we would terminate this agreement effective February 2014. At June 30, 2012, based on the currently manufactured products at Novartis Consumer Health, Inc., we are required to purchase a minimum of approximately $11.2 million of product from Novartis Consumer Health, Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement.
In December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was temporarily shut down to facilitate its implementation of certain manufacturing process improvements. These improvements are intended to address the possibility of rare instances of errors in the packaging of the tablets, potentially resulting in product mix-ups. The temporary supply disruption is not related to the efficacy or safety of Endo’s products. As a result, there has been and there may continue to be a short-term supply constraint of certain Endo analgesic products which had been manufactured at this facility prior to the shutdown, including Opana®, Voltaren® Gel, oxymorphone hydrochloride, Percodan®, Endodan®, morphine sulfate ER and Zydone®.
In the first quarter of 2012, Endo began production of the new formulation of Opana® ER, designed to be crush-resistant, at a third party manufacturing facility managed by Endo’s development partner, Grünenthal. The Company began shipping this new formulation in March 2012 and completed the transition to the new formulation in the second quarter of 2012. Endo also began production of Voltaren® Gel at an alternative Novartis manufacturing source and resumed sales of Voltaren® Gel in April 2012. Endo had already initiated the manufacturing of Percocet® and Endocet® at its Huntsville, Alabama facility as a result of its acquisition of Qualitest Pharmaceuticals in 2010 and, as a result, expects minimal disruption to patients on these products. Separately, Endo also has plans to put additional procedures in place to assist Novartis Consumer Health, Inc. in restarting production at the Lincoln, Nebraska manufacturing facility.
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
As part of the Voltaren® Gel Agreement, we also agreed to undertake advertising and promotion of Voltaren® Gel (A&P Expenditures), subject to certain thresholds set forth in the Voltaren® Gel Agreement. During the third Voltaren® Gel Agreement Year beginning on July 1, 2010 and extending through June 30, 2011, we agreed to spend 15% of prior year sales or approximately $13 million on A&P Expenditures. During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, we agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. During the fifth Agreement Year beginning on July 1, 2012 and extending through June 30, 2013 we agreed to spend 6% of prior year sales or approximately $7.1 million on A&P Expenditures; however, this amount may be reduced pursuant to the Voltaren® Gel Agreement due to Novartis’s failure to supply Voltaren® Gel. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred by Endo for such A&P Expenditures were $6.5 million and $11.9 million for the six months ended June 30, 2012 and 2011, respectively.
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

•
The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate this Agreement, upon 30 days' written notice, in the event that Endo fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021) upon 30 days’ written notice. Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either we or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply Lidoderm® at a fixed price for a period of time after which the price will be adjusted at certain future dates based on a price index defined in the amendment.
Effective November 1, 2010, the parties amended the Teikoku Agreement. Pursuant to this amendment, Teikoku agreed to supply additional Lidoderm® at no cost to Endo in each of 2011, 2012 and 2013 in the event Endo’s firm orders of Product exceed certain thresholds in those years.
On November 23, 2011, our obligation to pay royalties to Hind under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, we began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of net sales. During the six months ended June 30, 2012, we recorded $25.8 million for these royalties to Teikoku, which we recorded in our Consolidated Financial Statements as Cost of revenues. At June 30, 2012, $25.8 million is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

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
Noramco, Inc.
Under the terms of our agreement (the Noramco Agreement) with Noramco, Inc. (Noramco), Noramco manufactured and supplied to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There were no minimum annual purchase commitments under the Noramco Agreement. However, we were required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco. The purchase price for these substances was equal to a fixed amount, adjusted on an annual basis. Originally, the Noramco Agreement was to expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. In September 2011, we extended the Noramco Agreement through early 2012. On April 27, 2012, we entered into a new supply agreement with Noramco. Under the terms of this supply agreement (the 2012 Noramco Agreement), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the 2012 Noramco Agreement. However, we are required to purchase from Noramco a fixed percentage of our annual requirements of each narcotic active drug substance covered by the 2012 Noramco Agreement. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis based on volume. The term of the 2012 Noramco Agreement is for 4 years with automatic renewal provisions for unlimited successive one-year periods.
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
Sharp Corporation
Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain packaging and labeling services for Endo, including the packaging and labeling of Lidoderm® at its facility in Allentown, Pennsylvania, for commercial sale by us in the U.S. Effective June 1, 2012, the parties amended the Sharp Agreement to include several new products that Sharp will package and label. These products include our formulation of Opana® ER designed to be crush-resistant, Vantas®, Supprelin® LA, Valstar® and several SKUs of generic prednisone and methylprednisolone. The Sharp Agreement is effective until March 1, 2015 and is subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon 90 days’ written notice to Sharp.
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
The expenses incurred with respect to Ventiv were $19.4 million and $18.0 million for the six months ended June 30, 2012 and 2011, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
UPS Supply Chain Solutions
Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the U.S. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $1.1 million. On February 21, 2012, we amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. During the second quarter of 2012, we notified UPS that we will no longer require them to provide chargeback processing and accounts receivable management, effective September 2012.
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
In view of the inherent difficulty of predicting the outcome of our various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, we are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. Likewise, it is reasonably possible that a future loss could exceed the related accrued liability.
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
Paragraph IV Certifications on Lidoderm®
As previously reported, on January 15, 2010, the Company and the holders of the Lidoderm® NDA and relevant patents, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (Watson) advising of the filing of an Abbreviated New Drug Application for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, the Company and Teikoku filed a lawsuit against Watson in the United States District Court of the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. This lawsuit was recently heard by the United States District Court for the District of Delaware and the trial concluded on February 14, 2012. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, the Company and Teikoku filed a second lawsuit against Watson in the United States District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes.
On May 28, 2012, Endo Pharmaceuticals Inc. (EPI) entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand and Watson, on the other hand. The Watson Settlement Agreement settles all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement,

Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it receives FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the United States. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity.
Additionally, the Watson Settlement Agreement provides that Endo and Teikoku will provide, at no cost, to Watson’s wholesaler affiliate branded Lidoderm® product for Watson’s wholesaler affiliate’s distribution, subject to certain terms and conditions as follows:

•
Beginning on January 1, 2013 through August 1, 2013, Endo and Teikoku will provide branded Lidoderm® of value totaling $12.0 million each month ($96.0 million in total for 2013) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the launch of a third party’s generic version of Lidoderm® in the United States, including its territories, possessions and the Commonwealth of Puerto Rico (the Territory).

•
In the event Watson does not receive final FDA approval of its generic version of Lidoderm® by January 1, 2014, then beginning on January 1, 2014 through December 1, 2014, Endo and Teikoku will provide branded Lidoderm® product of value totaling $6.7 million each month ($80.0 million in total for 2014) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the earlier of (a) the final FDA approval of Watson’s generic version of Lidoderm® or (b) the launch of a third party’s generic version of Lidoderm® in the Territory.

•
In the event Watson does not receive final FDA approval of its generic version of Lidoderm® by January 1, 2015, then beginning on January 1, 2015 through September 1, 2015, Endo and Teikoku will provide branded Lidoderm® product of value totaling $7.1 million each month ($64.0 million in total for 2015) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the earlier of (a) the final FDA approval of Watson’s generic version of Lidoderm® or (b) the launch of a third party’s generic version of Lidoderm® in the Territory.

Endo will be responsible for the payment of all gross to net adjustments arising from Watson's sale of the branded Lidoderm® product.
In contemplation of the Watson Settlement Agreement, Teikoku has agreed to provide a rebate to Endo equal to 50% of the cost of branded Lidoderm® product that is required to be provided to Watson's wholesaler affiliate pursuant to Section 3(b), 3(c) and 3(d) of the Watson Settlement Agreement.
The Company has concluded that the Watson Settlement Agreement is a multiple-element arrangement and has recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement expense in the second quarter of 2012 representing the estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%. The Company presently believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined, represent the value accruing to Watson. As a result of using a fair value measurement, the second quarter 2012 charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other expense (income), net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. Changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement expense during the period of change. Changes in estimates to the settlement liability could have a material impact on our results of operations.
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
On May 16, 2012, the Company and Teikoku received a Paragraph IV Notice from Noven Pharmaceuticals, Inc. (Noven) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®. This patent is listed in the FDA's Orange Book and expires in October 2015. On June 29, 2012, the Company filed a lawsuit against Noven in the United States District Court for the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act.
On May 24, 2012, the Company and Teikoku received a Paragraph IV Notice from TWi Pharmaceuticals, Inc. (TWi) advising of the filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA's Orange Book and expire in October 2015 and March 2014, respectively. On July 5, 2012, the Company filed a lawsuit against TWi in the United States District Court for the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act.
Endo intends, and has been advised by Teikoku that they too intend, to vigorously defend the intellectual property rights relating to Lidoderm® and to pursue all available remaining legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and any one of the above generic manufacturers is able to obtain FDA approval of its product, that generic manufacturer may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of ongoing litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, the Company received notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). Each company’s notice includes a Paragraph IV Notice with respect to the patents that cover the non-crush resistant formulation of Opana® ER. To date, except for the Ranbaxy litigation, the Company settled all of the Paragraph IV litigation relating to Opana® ER. Under the terms of the settlements, each generics manufacturer agreed not to challenge the validity or enforceability of patents relating to Opana® ER. As a result, Actavis launched its generic non-crush resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011. We expect Impax to launch production and sale of its generic non-crush resistant Opana® ER for 5, 10, 20, 30 and 40 mg tablets during the first quarter of 2013. We expect Sandoz, Teva, Watson, Roxane and Actavis to launch production and sale of all strengths of their respective versions of generic non-crush resistant Opana® ER on July 1, 2013. We evaluated Ranbaxy’s Paragraph IV notice and concluded that we will not sue Ranbaxy at this time. As a result, and because Ranbaxy filed a Paragraph III notice against two patents expiring September 9, 2013, we expect Ranbaxy to launch all strengths of its generic non-crush resistant Opana® ER on September 9, 2013.
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement), with Impax Laboratories Inc. (Impax), the Company agreed to provide a payment to Impax should Prescription Sales of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of Opana® ER. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused the Company to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the new formulation and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the new formulation, which occurred in March 2012. As a result, we believe it is probable that Prescription Sales of the original formulation of Opana® ER in the quarter prior to the expected generic launch by Impax (which is expected during the first quarter 2013), will be less than the predetermined contractual threshold, thus triggering a liability to Impax of approximately $110.0 million, to be paid in 2013 if certain conditions are met. This amount was recorded in our Condensed Consolidated Financial Statements as a charge to Cost of revenues in March 2012.
We recently received a purported paragraph IV notification from Par Pharmaceuticals (Par) referencing Opana® ER. This notification does not identify a reference-listed drug, and therefore we cannot be certain whether it is based on the new (designed to be crush-resistant) or old (non-crush resistant) formulation of Opana® ER. Additionally, this notification did not identify that that FDA had, in fact, accepted the ANDA. When we requested a copy of a letter signifying that FDA had accepted Par's ANDA, Par failed to provide it. Accordingly, we do not believe the Par ANDA has been accepted by the FDA for substantive review and accordingly, we believe that the paragraph IV notification was sent to us wrongfully. We also believe and expect that the FDA will treat the notification as premature and ineffective as the FDA has done in similar situations in the past.
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
MCP Cases
Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders, and death. The Company intends to contest these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above. As of August 2, 2012, approximately 690 MCP cases are currently pending with Qualitest and/or the Company.
Propoxyphene Cases
Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, the MDL Judge issued orders dismissing with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have indicated an intent to appeal those decisions to the United States

Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. The Company intends to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap of $100 million for all claims arising out of or related to the acquisition, including the claims described above. As of August 2, 2012, approximately 10 propoxyphene cases are currently pending with Qualitest and/or the Company.
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
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. More specifically, as of August 2, 2012, approximately 1,900 mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL.
AMS and the Company intend to vigorously contest all currently pending cases and any future cases that may be brought, if any, and to explore other options as appropriate in the best interests of AMS and the Company. Nevertheless, we believe it is reasonably possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the insurance reimbursement levels.
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

Corporate Headquarters Lease
On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc. entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership, for a new Company headquarters to consist of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania. The term of this triple net lease is 12 years and includes three renewal options, each for an additional sixty-month period. The lease is expected to commence early in 2013 with a monthly lease rate for the initial year of $0.5 million, increasing by 2.25% each year thereafter. Under the terms of this lease, we will have a continuous and recurring right throughout the initial 4 years of the lease term to lease up to approximately 150,000 additional square feet. We are responsible for all tenant improvement costs, less a tenant improvement allowance of $45 per square foot.
This lease is accounted for as a direct financing arrangement whereby the Company will record, over the construction period, the full cost of the asset in Property, plant and equipment, net. At June 30, 2012, the Company has capitalized $29.0 million as Property, plant and equipment related to this arrangement. The building and leasehold improvements will be depreciated over the expected lease term. A corresponding liability is also being recorded, net of leasehold improvements paid for by the Company and will be amortized over the expected lease term through monthly rental payments using an effective interest method. At June 30, 2012, the Company has recorded a liability of $20.5 million related to this arrangement.
NOTE 13. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to Endo Health Solutions Inc. common stockholders	$9,465	$54,583	$(77,880)	$110,370
Denominator:
For basic per share data—weighted average shares	116,992	116,663	117,022	116,509
Dilutive effect of common stock equivalents	2,507	2,434	—	2,352
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	1,581	3,589	—	2,863
For diluted per share data—weighted average shares	121,080	122,686	117,022	121,724
Basic net income (loss) per share attributable to Endo Health Solutions Inc.	$0.08	$0.47	$(0.67)	$0.95
Diluted net income (loss) per share attributable to Endo Health Solutions Inc.	$0.08	$0.44	$(0.67)	$0.91

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.
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
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at June 30, 2012.
The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income per share for the six months ended June 30 (in thousands):

	2012	2011
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,993	23,130
Employee stock-based awards	3,688	1,279
	29,681	24,409
 _____________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.
NOTE 14. COST OF REVENUES
The components of Cost of revenues for the three and six months ended June 30 (in thousands) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of net pharmaceutical product sales	$221,934	$198,499	$512,529	$401,212
Cost of device revenues	39,541	11,530	81,086	11,530
Cost of service and other revenues	33,095	26,668	65,775	55,513
Total cost of revenues	$294,570	$236,697	$659,390	$468,255
NOTE 15. DEBT
The components of our total indebtedness at June 30, 2012 and December 31, 2011 (in thousands), were as follows:

	June 30, 2012	December 31, 2011
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(69,459)	(80,278)
1.75% Convertible Senior Subordinated Notes due 2015, net	$310,041	$299,222
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(3,244)	(3,382)
7.00% Senior Notes due 2020, net	$396,756	$396,618
7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$841	$841
4.00% AMS Convertible Notes due 2041	$114	$131
Term Loan A Facility Due 2016	$1,443,750	$1,471,875
Term Loan B Facility Due 2018	$233,250	$438,250
Other long-term debt	$5,354	$5,657
Total long-term debt, net	$3,290,106	$3,512,594
Less current portion	$115,966	$88,265
Total long-term debt, less current portion, net	$3,174,140	$3,424,329
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
During the six months ended June 30, 2012 and 2011, we recognized $31.3 million and $10.9 million, respectively, of interest expense related to our Credit Facilities.
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

During the six months ended June 30, 2012 and 2011, we recognized $18.2 million and $2.3 million, respectively, of interest expense related to our 2019 Notes.
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
During the six months ended June 30, 2012 and 2011, we recognized $14.5 million and $14.4 million, respectively, of interest expense related to our 2020 Notes.
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
During the six months ended June 30, 2012 and 2011, we recognized $14.9 million and $1.9 million, respectively, of interest expense related to our 2022 Notes.
2011 Exchange Offer
On October 14, 2011, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission. On October 31, 2011, it filed a prospectus pursuant to Rule 424(b)(3). Pursuant to both filings, the Company offered to exchange the 2019 Notes, 2020 Notes and 2022 Notes for a like principal amount of new notes having identical terms that have been registered under the Securities Act of 1933, as amended. On November 30, 2011, all of the 2019 Notes, 2020 Notes and 2022 Notes had been properly tendered in the exchange offer and not withdrawn.
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
Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased common stock call options intended to reduce the potential dilution to our common stock upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our common stock on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $29.20 per share. The call options expires on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our common stock at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the strike price of the warrants at exercise.
As discussed in Note 13. Net Income (Loss) Per Share, in periods in which our common stock price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.
The carrying values of the debt and equity components of our Convertible Notes are as follows (in thousands):

	June 30, 2012	December 31, 2011
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(69,459)	(80,278)
Net carrying amount of the debt component	$310,041	$299,222
Carrying amount of the equity component	$142,199	$142,199

_____________

(1)
Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

For the six months ended June 30, 2012, we recognized $14.1 million of interest expense related to our Convertible Notes, $3.3 million of which related to the contractual interest payments and $10.8 million of which related to the amortization of the debt discount and certain other costs of the offering. For the six months ended June 30, 2011, we recognized $13.3 million of interest expense related to our Convertible Notes, $3.3 million of which related to the contractual interest payments and $10.0 million of which related to the amortization of the debt discount and certain other costs of the offering.
3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041
As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at June 30, 2012, excluding accrued interest.
During the six months ended June 30, 2012 and 2011, we recognized less than $0.1 million and $0.1 million, respectively, of interest expense related to our AMS Notes.
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
We account for certain of our derivative instruments under hedge accounting provided we meet designation, documentary and analytic requirements. Hedge accounting creates the potential for a Condensed Consolidated Statement of Operations match between the changes in fair value of derivatives and the changes in the cost of the associated underlying transactions, in this case translation gain or loss. The effective portion of the change in the fair value of these foreign currency exchange contracts is reported in Accumulated other comprehensive loss, a component of stockholders’ equity, and is recognized as an adjustment to other (expense) income, in the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. The ineffective portion of contracts designated for hedge accounting, the gain or loss from changes in the fair value of contracts not designated for hedge accounting and contracts where hedge accounting is discontinued when it is determined the underlying transaction is not going to occur, are recognized currently in the Condensed Consolidated Statements of Operations. Amounts due from counterparties (unrealized hedge gains) or due to counterparties (unrealized hedge losses) are included in Prepaid expenses and other current assets or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are classified in the Condensed Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated or does not qualify for hedge accounting, in which case the receipts or payments are classified in cash flows from investing activities.
At June 30, 2012, we have foreign currency exchange forward contracts outstanding which are designated as cash flow accounting hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These derivative instruments have remaining terms between one and twelve months. The notional amount of these foreign currency exchange forward contracts was $37.3 million at June 30, 2012.
We have also entered into foreign currency exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in euros, British pounds, Canadian dollars, and Australian dollars. These contracts are not designated as accounting hedges and the associated underlying transactions are expected to occur within the next month. These contracts do not qualify for hedge accounting. The notional amount of these contracts was $9.4 million outstanding at June 30, 2012.
At June 30, 2012, the fair value of derivatives designated for hedge accounting of $1.1 million was included in Prepaid expenses and other current assets and the fair value of derivatives not designated for hedge accounting of less than $0.1 million was included in Accrued expenses in the Condensed Consolidated Balance Sheets. At June 30, 2012, $1.1 million of the existing gain from contracts designated for hedge accounting, which is included in Accumulated other comprehensive loss, is expected to be reclassified into earnings within the next twelve months. During the three and six months ended June 30, 2012, a gain of $0.4 million and a gain of less than $0.1 million, respectively, were recognized in Other expense (income), net in the Condensed Consolidated Statements of Operations from contracts not designated for hedge accounting.
During the three and six months ended June 30, 2011, there were no derivative contracts designated for hedge accounting. During the three and six months ended June 30, 2011 a loss of $0.5 million was recognized in Other expense (income), net in the Condensed Consolidated Statements of Operations from contracts not designated for hedge accounting11f3a

NOTE 17. SUPPLEMENTAL GUARANTOR INFORMATION
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
The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.
The Condensed Consolidating Financial Statements are presented using the equity method of accounting for its investments in

100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Form 10-Q for the three and six months ended June 30, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,777	$308,389	$40,780	$—	$391,946
Accounts receivable, net	—	653,673	64,204	3,973	721,850
Inventories, net	—	311,660	23,653	(7,710)	327,603
Prepaid expenses and other current assets	—	24,054	8,373	3,779	36,206
Income taxes receivable	32,478	(18,627)	23,034	108	36,993
Deferred income taxes	—	213,515	10,335	—	223,850
Total current assets	75,255	1,492,664	170,379	150	1,738,448
INTERCOMPANY RECEIVABLES	1,885,572	7,777,491	197,144	(9,860,207)	—
MARKETABLE SECURITIES	—	1,691	—	—	1,691
PROPERTY, PLANT AND EQUIPMENT, NET	—	288,815	31,023	(295)	319,543
GOODWILL	—	2,306,023	259,230	—	2,565,253
OTHER INTANGIBLES, NET	—	2,270,297	83,158	—	2,353,455
INVESTMENT IN SUBSIDIARIES	5,809,051	315,634	—	(6,124,685)	—
OTHER ASSETS	74,452	27,275	41,340	(19,582)	123,485
TOTAL ASSETS	$7,844,330	$14,479,890	$782,274	$(16,004,619)	$7,101,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$279,144	$5,474	$(134)	$284,484
Accrued expenses	31,952	783,523	40,119	(6)	855,588
Current portion of long-term debt	112,500	956	2,510	—	115,966
Acquisition-related contingent consideration	—	5,972	—	—	5,972
Total current liabilities	144,452	1,069,595	48,103	(140)	1,262,010
INTERCOMPANY PAYABLES	2,628,925	7,156,916	74,366	(9,860,207)	—
DEFERRED INCOME TAXES	6,748	543,031	1,349	—	551,128
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,647	—	—	2,647
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,171,297	—	2,843	—	3,174,140
OTHER LIABILITIES	—	168,687	10,230	(19,587)	159,330
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,395	—	30,430	(30,430)	1,395
Additional paid-in capital	1,000,540	4,203,690	577,954	(4,781,644)	1,000,540
Retained earnings (deficit)	1,474,030	1,341,522	(18,310)	(1,323,212)	1,474,030
Accumulated other comprehensive loss	(11,464)	(6,198)	(4,403)	10,601	(11,464)
Treasury stock	(571,593)	—	—	—	(571,593)
Total Endo Health Solutions Inc. stockholders’ equity	1,892,908	5,539,014	585,671	(6,124,685)	1,892,908
Noncontrolling interests	—	—	59,712	—	59,712
Total stockholders’ equity	1,892,908	5,539,014	645,383	(6,124,685)	1,952,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,844,330	$14,479,890	$782,274	$(16,004,619)	$7,101,875

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,318	$455,756	$43,546	$—	$547,620
Accounts receivable, net	—	656,265	74,584	2,373	733,222
Inventories, net	—	248,128	19,918	(5,627)	262,419
Prepaid expenses and other current assets	—	19,274	7,004	3,454	29,732
Deferred income taxes	—	205,606	9,497	—	215,103
Total current assets	48,318	1,585,029	154,549	200	1,788,096
INTERCOMPANY RECEIVABLES	1,777,233	7,322,603	193,223	(9,293,059)	—
MARKETABLE SECURITIES	—	19,105	—	—	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	—	268,572	29,469	(310)	297,731
GOODWILL	—	2,303,940	254,101	—	2,558,041
OTHER INTANGIBLES, NET	—	2,415,531	88,593	—	2,504,124
INVESTMENT IN SUBSIDIARIES	5,860,570	317,544	—	(6,178,114)	—
OTHER ASSETS	87,099	27,338	31,049	(20,000)	125,486
TOTAL ASSETS	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$251,715	$8,667	$3	$260,385
Accrued expenses	38,623	651,653	42,558	(3)	732,831
Current portion of long-term debt	84,376	972	2,917	—	88,265
Acquisition-related contingent consideration	—	4,925	—	—	4,925
Income taxes payable	(23,204)	71,900	(13,214)	(110)	35,372
Total current liabilities	99,795	981,165	40,928	(110)	1,121,778
INTERCOMPANY PAYABLES	2,267,572	6,978,697	46,790	(9,293,059)	—
DEFERRED INCOME TAXES	6,573	611,625	(521)	—	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	3,762	—	—	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,421,590	—	2,739	—	3,424,329
OTHER LIABILITIES	—	94,915	10,531	(20,000)	85,446
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,383	—	30,430	(30,430)	1,383
Additional paid-in capital	952,325	4,198,625	574,218	(4,772,843)	952,325
Retained earnings (deficit)	1,551,910	1,398,613	(15,364)	(1,383,249)	1,551,910
Accumulated other comprehensive loss	(9,436)	(7,740)	(668)	8,408	(9,436)
Treasury stock	(518,492)	—	—	—	(518,492)
Total Endo Health Solutions Inc. stockholders’ equity	1,977,690	5,589,498	588,616	(6,178,114)	1,977,690
Noncontrolling interests	—	—	61,901	—	61,901
Total stockholders’ equity	1,977,690	5,589,498	650,517	(6,178,114)	2,039,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$719,221	$88,656	$(22,689)	$785,188
COSTS AND EXPENSES:
Cost of revenues	—	262,367	53,680	(21,477)	294,570
Selling, general and administrative	—	211,410	22,212	—	233,622
Research and development	—	44,893	534	—	45,427
Patent litigation settlement expense	—	131,361	—	—	131,361
Asset impairment charges	—	3,000	—	—	3,000
Acquisition-related and integration items, net	—	6,175	880	—	7,055
OPERATING INCOME	—	60,015	11,350	(1,212)	70,153
INTEREST EXPENSE, NET	11,399	34,575	11	—	45,985
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	—	—
OTHER (INCOME) EXPENSE, NET	—	(268)	393	172	297
(LOSS) INCOME BEFORE INCOME TAX	(11,399)	25,708	10,946	(1,384)	23,871
INCOME TAX	(4,092)	12,312	(6,234)	(210)	1,776
EQUITY FROM INCOME IN SUBSIDIARIES	16,772	1,087	—	(17,859)	—
CONSOLIDATED NET INCOME	9,465	14,483	17,180	(19,033)	22,095
Less: Net income attributable to noncontrolling interests	—	—	12,630	—	12,630
NET INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$9,465	$14,483	$4,550	$(19,033)	$9,465

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,347,093	$173,916	$(45,188)	$1,475,821
COSTS AND EXPENSES:
Cost of revenues	—	595,451	107,029	(43,090)	659,390
Selling, general and administrative	—	440,662	47,430	(16)	488,076
Research and development	—	132,567	1,548	—	134,115
Patent litigation settlement expense	—	131,361	—	—	131,361
Asset impairment charges	—	43,000	—	—	43,000
Acquisition-related and integration items, net	—	9,530	1,274	—	10,804
OPERATING (LOSS) INCOME	—	(5,478)	16,635	(2,082)	9,075
INTEREST EXPENSE, NET	22,747	70,107	27	—	92,881
LOSS ON EXTINGUISHMENT OF DEBT	5,426	—	—	—	5,426
OTHER EXPENSE, NET	—	254	331	163	748
(LOSS) INCOME BEFORE INCOME TAX	(28,173)	(75,839)	16,277	(2,245)	(89,980)
INCOME TAX	(10,120)	(20,660)	(6,227)	(543)	(37,550)
EQUITY FROM LOSS IN SUBSIDIARIES	(59,827)	(1,912)	—	61,739	—
CONSOLIDATED NET (LOSS) INCOME	(77,880)	(57,091)	22,504	60,037	(52,430)
Less: Net income attributable to noncontrolling interests	—	—	25,450	—	25,450
NET (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(77,880)	$(57,091)	$(2,946)	$60,037	$(77,880)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$575,081	$57,513	$(24,983)	$607,611
COSTS AND EXPENSES:
Cost of revenues	—	230,187	31,645	(25,135)	236,697
Selling, general and administrative	—	168,162	9,971	—	178,133
Research and development	—	40,840	—	—	40,840
Acquisition-related and integration items, net	(7,150)	24,028	748	—	17,626
OPERATING INCOME	7,150	111,864	15,149	152	134,315
INTEREST EXPENSE, NET	18,217	7,343	—	—	25,560
LOSS ON EXTINGUISHMENT OF DEBT	8,548	—	—	—	8,548
OTHER INCOME, NET	—	(1)	(213)	89	(125)
(LOSS) INCOME BEFORE INCOME TAX	(19,615)	104,522	15,362	63	100,332
INCOME TAX	(9,447)	41,444	720	63	32,780
EQUITY FROM EARNINGS IN SUBSIDIARIES	64,751	1,052	—	(65,803)	—
CONSOLIDATED NET INCOME	$54,583	$64,130	$14,642	$(65,803)	$67,552
Less: Net income attributable to noncontrolling interests	—	—	12,969	—	12,969
NET INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$54,583	$64,130	$1,673	$(65,803)	$54,583

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,103,619	$107,616	$(43,598)	$1,167,637
COSTS AND EXPENSES:
Cost of revenues	—	451,515	60,490	(43,750)	468,255
Selling, general and administrative	34	319,424	18,061	—	337,519
Research and development	—	82,970	—	—	82,970
Acquisition-related and integration items, net	(7,050)	29,228	1,521	—	23,699
OPERATING INCOME	7,016	220,482	27,544	152	255,194
INTEREST EXPENSE, NET	26,263	18,087	—	—	44,350
LOSS ON EXTINGUISHMENT OF DEBT	8,548	—	—	—	8,548
OTHER INCOME, NET	—	501	(367)	89	223
(LOSS) INCOME BEFORE INCOME TAX	(27,795)	201,894	27,911	63	202,073
INCOME TAX	(12,288)	77,057	1,394	63	66,226
EQUITY FROM EARNINGS IN SUBSIDIARIES	125,877	1,052	—	(126,929)	—
CONSOLIDATED NET INCOME	$110,370	$125,889	$26,517	$(126,929)	$135,847
Less: Net income attributable to noncontrolling interests	—	—	25,477	—	25,477
NET INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$110,370	$125,889	$1,040	$(126,929)	$110,370

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$9,465	$14,483	$17,180	$(19,033)	$22,095
OTHER COMPREHENSIVE (LOSS) INCOME	(4,270)	2,374	(6,937)	4,563	(4,270)
CONSOLIDATED COMPREHENSIVE INCOME	5,195	16,857	10,243	(14,470)	17,825
Less: Comprehensive income attributable to noncontrolling interests	—	—	12,630	—	12,630
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$5,195	$16,857	$(2,387)	$(14,470)	$5,195

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(77,880)	$(57,091)	$22,504	$60,037	$(52,430)
OTHER COMPREHENSIVE (LOSS) INCOME	(2,028)	1,542	(3,735)	2,193	(2,028)
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	(79,908)	(55,549)	18,769	62,230	(54,458)
Less: Comprehensive income attributable to noncontrolling interests	—	—	25,450	—	25,450
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(79,908)	$(55,549)	$(6,681)	$62,230	$(79,908)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$54,583	$64,130	$14,642	$(65,803)	$67,552
OTHER COMPREHENSIVE LOSS	(532)	(1,532)	—	1,532	(532)
CONSOLIDATED COMPREHENSIVE INCOME	54,051	62,598	14,642	(64,271)	67,020
Less: Comprehensive income attributable to noncontrolling interests	—	—	12,969	—	12,969
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$54,051	$62,598	$1,673	$(64,271)	$54,051

 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six Months Ended June 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$110,370	$125,889	$26,517	$(126,929)	$135,847
OTHER COMPREHENSIVE LOSS	(382)	(1,382)	—	1,382	(382)
CONSOLIDATED COMPREHENSIVE INCOME	109,988	124,507	26,517	(125,547)	135,465
Less: Comprehensive income attributable to noncontrolling interests	—	—	25,477	—	25,477
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$109,988	$124,507	$1,040	$(125,547)	$109,988

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$269,435	$(108,210)	$15,114	$—	$176,339
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(38,909)	(8,412)	—	(47,321)
Proceeds from sale of property, plant and equipment	—	5	902	—	907
Acquisitions, net of cash acquired	—	—	443	—	443
Proceeds from sale of marketable securities	—	18,800	—	—	18,800
License fees	—	(5,000)	—	—	(5,000)
Net cash used in investing activities	—	(25,104)	(7,067)	—	(32,171)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(559)	(102)	—	(661)
Principal payments on Term Loans	(233,125)	—	—	—	(233,125)
Payment on AMS Convertible Notes	—	(17)	—	—	(17)
Principal payments on other indebtedness	—	—	(303)	—	(303)
Tax benefits of stock awards	—	3,894	—	—	3,894
Exercise of Endo Health Solutions Inc. stock options	11,250	(431)	—	—	10,819
Purchase of common stock	(56,000)	—	—	—	(56,000)
Issuance of common stock from treasury	2,899	—	—	—	2,899
Distributions to noncontrolling interests	—	—	(26,158)	—	(26,158)
Buy-out of noncontrolling interests, net of contributions	—	—	(1,481)	—	(1,481)
Intercompany activity	—	(16,940)	16,940	—	—
Net cash (used in) financing activities	(274,976)	(14,053)	(11,104)	—	(300,133)
Effect of foreign exchange rate	—	—	291	—	291
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,541)	(147,367)	(2,766)	—	(155,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,777	$308,389	$40,780	$—	$391,946

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(50,838)	$111,908	$153,243	$—	$214,313
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20,879)	(3,026)	—	(23,905)
Proceeds from sale of property, plant and equipment	—	120	461	—	581
Acquisitions, net of cash acquired	—	(2,243,401)	(99,155)	—	(2,342,556)
Payment on contingent consideration	—	(414)	—	—	(414)
License fees	—	(2,300)	—	—	(2,300)
Net cash used in investing activities	—	(2,266,874)	(101,720)	—	(2,368,594)
FINANCING ACTIVITIES:
Proceeds from issuance of 2019 and 2022 Notes	900,000	—	—	—	900,000
Proceeds from issuance of Term Loans	2,200,000	—	—	—	2,200,000
Proceeds from other indebtedness	—	—	393	—	393
Principal payments on Term Loans	(400,000)	—	—	—	(400,000)
Payment on AMS Convertible Notes	—	(273,165)	—	—	(273,165)
Deferred financing fees	(81,753)	—	—	—	(81,753)
Tax benefits of stock awards	—	5,067	—	—	5,067
Exercise of Endo Health Solutions Inc. stock options	20,328	—	—	—	20,328
Purchase of common stock	(34,701)	—	—	—	(34,701)
Distributions to noncontrolling interests	—	—	(25,813)	—	(25,813)
Buy-out of noncontrolling interests, net of contributions	—	—	(524)	—	(524)
Intercompany activity	(2,558,756)	2,558,756	—	—	—
Net cash provided by (used in) financing activities	45,118	2,290,658	(25,944)	—	2,309,832
Effect of foreign exchange rate	—	—	104	—	104
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,720)	135,692	25,683	—	155,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,400	404,169	16,645	—	466,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,680	$539,861	$42,328	$—	$621,869

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
EXECUTIVE SUMMARY
Corporate Name Change
At the Company’s Annual Meeting of Stockholders on May 23, 2012, the Company’s stockholders approved the proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from Endo Pharmaceuticals Holdings Inc. to Endo Health Solutions Inc. This change became effective on May 23, 2012. Concurrently with this change, the Company also changed the names of its business segments. Effective May 23, 2012, the names of our business segments are Endo Pharmaceuticals (formerly Branded Pharmaceuticals), Qualitest (formerly Generics), AMS (formerly Devices) and HealthTronics (formerly Services).
About the Company
Endo Health Solutions Inc., which we refer to as “Endo”, “we”, “us”, or the “Company”, is a U.S. based, specialty healthcare solutions company with a diversified business model, operating in four key business segments—Endo Pharmaceuticals, Qualitest, AMS and HealthTronics. Our Endo Pharmaceuticals and Qualitest segments offer a variety of branded and generic pharmaceutical products in multiple therapeutic areas. AMS provides providing technology solutions to physicians treating men's and women's pelvic health conditions. Finally, HealthTronics provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics. As a combined entity, we deliver comprehensive healthcare solutions across our diversified businesses in key therapeutic areas, including pain and urology, and believe we are positioned to address the changing economics that are driving the continued transformation of the U.S. healthcare environment.
We believe our diversified business model enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel. Endo Pharmaceuticals comprised approximately 56% and 55% of our revenues for the three and six months ended June 30, 2012, respectively, compared to 66% in the comparable 2011 periods. Lidoderm® comprised approximately 29% and 30% of our revenues for the three and six months ended June 30, 2012, respectively, compared to 32% and 33%, respectively, for the three and six months ended June 30, 2011. Our non-branded Qualitest portfolio, which accounted for 20% and 21%, respectively, of revenues for the three and six months ended June 30, 2012 and 22% and 23%, respectively, of our revenues for the three and six months ended June 30, 2011, currently consists of products primarily focused on pain management. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. AMS accounted for 16% and 18% of our revenues for the three and six months ended June 30, 2012, respectively, compared to 4% and 2%, respectively, for the three and six months ended June 30, 2011. HealthTronics accounted for the remaining revenue for the three and six months ended June 30, 2012 and 2011.
We have a dedicated pharmaceutical products sales forces in the United States, consisting of 457 Endo pharmaceutical sales representatives and 228 sales contracted representatives focusing primarily on pain products, 83 Endo sales representatives focusing primarily on bladder and prostate cancer products, 35 Endo medical center representatives focusing on the treatment of central precocious puberty and 27 Endo account executives focusing on managed markets customers. We also have 363 sales representatives focusing primarily on devices and 56 on services. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.
Watson Litigation Settlement
On May 28, 2012, Endo Pharmaceuticals Inc. (EPI) entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand and Watson, on the other hand. The Watson Settlement Agreement settles all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to

Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it receives FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the United States. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during Watson's period of exclusivity.
Additionally, the Watson Settlement Agreement provides that Endo and Teikoku will provide, at no cost, to Watson’s wholesaler affiliate branded Lidoderm® product for Watson’s wholesaler affiliate’s distribution, subject to certain terms and conditions. Endo will be responsible for the payment of all gross to net adjustments arising from Watson's sale of the branded Lidoderm® product. In contemplation of the Watson Settlement Agreement, Teikoku has agreed to provide a rebate to Endo equal to 50% of the cost of branded Lidoderm® product that is required to be provided to Watson's wholesaler affiliate pursuant to the Watson Settlement Agreement.
The Company has concluded that the Watson Settlement Agreement is a multiple-element arrangement and has recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement expense in the second quarter of 2012 representing the estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%. The Company presently believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined, represent the value accruing to Watson. As a result of using a fair value measurement, the second quarter 2012 charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other expense (income), net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. Changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement expense during the period of change. Changes in estimates to the settlement liability could have a material impact on our results of operations.
Impax
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement), with Impax Laboratories Inc. (Impax), the Company agreed to provide a payment to Impax should Prescription Sales of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of Opana® ER. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused the Company to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the new formulation and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the new formulation, which occurred in March 2012. As a result, we believe it is probable that Prescription Sales of the original formulation of Opana® ER in the quarter prior to the expected generic launch by Impax (which is expected during the first quarter 2013), will be less than the predetermined contractual threshold, thus triggering a liability to Impax of approximately $110.0 million, to be paid in 2013 if certain conditions are met. This amount was recorded in our Condensed Consolidated Financial Statements as a charge to Cost of revenues in March 2012.
Pipeline Developments
In January 2012, the Company signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine, a transmucosal form of buprenorphine which incorporates a bioerodible mucoadhesive (BEMA®) technology and is currently in phase III trials for the treatment of moderate to severe chronic pain. At this time, the Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. An additional $15.0 million payment related to the achievement of certain regulatory milestones was triggered and recorded as Research and development expense during the first quarter of 2012. We paid this amount in the second quarter of 2012.
Recent Business Activity
As a result of market and potential regulatory changes affecting the commercial potential in the United States for one of the AMS IPR&D assets, the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, which was assigned to our AMS segment and was recorded in the Asset impairment charges line of our Condensed Consolidated Statements of Operations. The fair value of this asset was determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges of up to $1.0 million.
In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan USA, Inc.'s (Allergan's) Sanctura XR® (trospium chloride) extended-release capsules were invalid. The Company appealed this ruling, and subsequently in June 2012, our appeal was dismissed. As part of our first quarter 2012 Form 10-Q filing, despite the Company’s intent to appeal the District Court’s ruling, because we receive royalties based on net sales of Sanctura XR® made by Allergan, we concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset in light of the District Court's ruling. As a result of this assessment, we determined the fair value of the Sanctura XR® intangible asset was $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million for the three months ended March 31, 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and is included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could potentially result in additional future impairment charges.
In December 2011, the FDA approved a new formulation of Opana® ER designed to be crush-resistant, which will continue to be called Opana® ER with the same dosage strengths, color and packaging and similar tablet size. Endo transitioned to the crush-resistant formulation in March 2012 upon successfully accelerating production of the new formulation.
Changes in Directors & Officers and Other Related Matters
On July 18, 2012, Endo announced the appointment of Camille Farhat as President of American Medical Systems, a wholly owned subsidiary of Endo Health Solutions Inc. Prior to joining AMS, Mr. Farhat served in a variety of senior leadership positions within the healthcare industry; most recently as General Manager of Baxter Pharmaceuticals and Technologies. As General Manager, Mr. Farhat significantly enhanced the performance and improved the operating efficiency of the business while focusing on the needs of patients. During his time at Baxter, he also held the role of General Manager for Baxter Global Infusion Systems. Before that, Mr. Farhat provided executive leadership at Medtronic, including roles in Business Development, as well as Global General Manager, Gastroenterology and Urology. In addition, he held a variety of positions at GE Healthcare, including roles as a Global General Manager of the Computed Tomography Business. He also held leadership positions in strategic planning and global sourcing at General Electric.
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
In March 2012, the U.S. Supreme Court heard oral arguments challenging the constitutionality of the health care reform law. In the following months, the Court considered the constitutionality of the individual mandate, as well as whether the overall health care law could still stand even if the individual mandate was ruled unconstitutional. On June 28, 2012, the Supreme Court upheld the individual mandate. By virtue of ruling that the individual mandate is constitutional, the entire law remains constitutional. In its ruling, the Court did address the expansion of Medicaid required under the law, a provision that requires states to expand Medicaid to approximately 17 million additional low-income individuals up to 133 percent of the federal poverty level. Under the law, the federal government would pay the additional costs for the expansion of Medicaid for the years 2014 to 2016 and then the federal share would phase down to 90 percent by 2020. The law provided that if a state did not expand its Medicaid program eligibility to 133 percent, they would risk losing the federal share for all its Medicaid funding and not just the funding for the expansion. On this matter, the Supreme Court upheld the constitutionality of the Medicaid expansion but ruled that the punitive aspects of the provision are unconstitutional meaning that the federal government does not have the authority to terminate existing federal funding for Medicaid if the states do not expand Medicaid. This aspect of the ruling may cause some states to refuse to expand its Medicaid eligibility thereby limiting the number of individuals with access to health insurance.
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
In response to the U.S. debt-ceiling crisis, Congress passed the Budget Control Act of 2011 on August 2, 2011. Within the Act, Congress created the Joint Select Committee on Deficit Reduction (JSC), which was charged with issuing a formal recommendation on how to reduce the federal deficit by $1.2 trillion to $1.5 trillion over the next ten years. The Budget Control Act provided that if Congress failed to pass a deficit reduction plan by December 23, 2011, a process of sequestration would occur on January 1, 2013 which will result in across-the-board spending cuts to certain government programs, including Medicare, in order to meet the deficit reduction goal. Since the JSC failed to put forth a proposal and Congress ultimately failed to pass a deficit reduction plan, the sequestration process is scheduled to be triggered in 2013. The automatic spending cuts that would occur as a result of the sequestration process are unpalatable for many lawmakers and Congress may use the 2012 session to consider repealing the cuts by finding savings in other programs, such as Medicaid.
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
Consolidated Results Review
Revenues. Revenues for the three and six months ended June 30, 2012 increased 29% to $785.2 million and 26% to $1,475.8 million, respectively, from the comparable 2011 periods. These increases in revenues are primarily driven by our acquisition of AMS during the second quarter of 2011, from which we derived $128.1 million and $258.3 million in revenue for the three and six months ended June 30, 2012, respectively, compared to $26.8 million during the three and six months ended June 30, 2011 as well as continued growth in our Endo Pharmaceuticals, Qualitest and HealthTronics segments.

The following table displays our revenues by category and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011 (dollars in thousands). We have retrospectively revised the segment presentation for all periods presented reflecting a change from three to four reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Lidoderm®	$228,006	29	$195,840	32	$438,020	30	$385,565	33
Opana® ER	93,413	12	92,853	15	174,499	12	177,468	15
Voltaren® Gel	43,690	6	36,655	6	43,690	3	67,953	6
Percocet®	25,824	3	27,675	5	49,204	3	54,635	5
Frova®	14,002	2	14,163	2	29,646	2	27,371	2
Supprelin® LA	14,797	2	12,515	2	28,243	2	23,737	2
Other brands	23,054	3	18,566	3	43,058	3	37,052	3
Total Endo Pharmaceuticals*	442,786	56	398,267	66	806,360	55	773,781	66
Qualitest	159,895	20	133,047	22	305,240	21	267,456	23
AMS	128,131	16	26,812	4	258,297	18	26,812	2
HealthTronics	54,376	7	49,485	8	105,924	7	99,588	9
Total revenues*	$785,188	100	$607,611	100	$1,475,821	100	$1,167,637	100

_____________

*	– Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three and six months ended June 30, 2012 increased 16% to $228.0 million and 14% to $438.0 million, respectively, from the comparable 2011 periods. We were required to pay Hind royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011. Hind royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Due to the expiration of the Hind royalty, net sales were $21.2 million and $42.1 million higher during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Lidoderm® had solid performance this year, reflected by its double-digit growth and increase in scripts from the comparable 2011 periods, and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base.
Opana® ER. Net Sales of Opana® ER for the three months ended June 30, 2012 increased 1% to $93.4 million, while net sales for the six months ended June 30, 2012, decreased 2% to $174.5 million. Revenues during the three months ended June 30, 2012 increased, primarily due to sales of our new formulation of Opana® ER, designed to be crush-resistant, which we began selling in March 2012. The decrease during the six months ended June 30, 2012 resulted primarily from the first quarter 2012 Opana® ER supply disruptions associated with the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility.
Voltaren® Gel. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production of Voltaren® Gel resumed at an alternative Novartis manufacturing site. Sales of Voltaren® Gel totaled $43.7 million for the three months ended June 30, 2012. This represents a 19% or $7.0 million increase from the comparable 2011 period.  We believe the continued growth of Voltaren® Gel is driven by the product’s proven clinical efficacy combined with our sustained promotional activities aimed at increasing product awareness in the target audience.
Percocet®. Net sales of Percocet® for the three and six months ended June 30, 2012 decreased 7% to $25.8 million and 10% to $49.2 million, respectively, from the comparable 2011 periods. These decreases were primarily attributable to reduced volumes.
Frova®. Net sales of Frova® for the three months ended June 30, 2012 decreased 1% to $14.0 million from the comparable 2011 period, while sales for the six months ended June 30, 2012 increased 8% to $29.6 million from the comparable 2011 period. During the three months ended June 30, 2012, price increases were more than offset by the impact of decreased volumes. The increase during the six months ended June 30, 2012 was primarily attributable to price increases.
Supprelin® LA. Net sales of Supprelin® LA for the three and six months ended June 30, 2012 increased 18% to $14.8 million and 19% to $28.2 million, respectively, from the comparable 2011. These increases were driven by volume growth, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.

Other brands. Net sales of our other branded products for the three and six months ended June 30, 2012 increased 24% to $23.1 million and 16% to $43.1 million, respectively, from the comparable 2011 periods. These increases were largely attributable to increased revenues from Fortesta® Gel, Vantas® and Valstar®, partially offset by decreased revenue from Opana® as demand continues to shift to Opana® ER.
Qualitest. Net sales of our generic products for the three and six months ended June 30, 2012 increased 20% to $159.9 million and 14% to $305.2 million, respectively, from the comparable 2011 periods. These increases were primarily driven by strong demand for Qualitest's diversified product portfolio and favorable pricing, resulting in gross profit of approximately 40%. Sales of hydrocodone and acetaminophen increased $15.4 million and $23.2 million, respectively, during the three and six months ended June 30, 2012 and sales of methylprednisolone, increased $9.3 million and $17.7 million, respectively, during the three and six months ended June 30, 2012.
AMS. Revenues from our AMS segment for the three and six months ended June 30, 2012 were $128.1 million and $258.3 million, respectively, and were attributable to sales of products from our AMS subsidiary, which we acquired on June 17, 2011. These amounts compare to $26.8 million from June 18, 2011 through June 30, 2011.
HealthTronics. Revenues from our HealthTronics segment for the three and six months ended June 30, 2012 increased 10% to $54.4 million and 6% to $105.9 million, respectively, from the comparable 2011 periods. These increases were primarily attributable to the revenues from the electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011, partially offset by the loss of sales from our IGRT business, which was sold in August 2011.
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Cost of revenues	$294,570	38	$236,697	39	$659,390	45	$468,255	40
Selling, general and administrative	233,622	30	178,133	29	488,076	33	337,519	29
Research and development	45,427	6	40,840	7	134,115	9	82,970	7
Patent litigation settlement expense	131,361	17	—	—	131,361	9	—	—
Asset impairment charges	3,000	—	—	—	43,000	3	—	—
Acquisition-related and integration items, net	7,055	1	17,626	3	10,804	1	23,699	2
Total costs and expenses*	$715,035	91	$473,296	78	$1,466,746	99	$912,443	78

_____________

*	– Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues for the three and six months ended June 30, 2012 increased 24% to $294.6 million and 41% to $659.4 million, respectively, from the comparable 2011 periods. These increases were primarily driven by our June 2011 acquisition of AMS, which contributed approximately $39.5 million and $81.1 million to our Cost of revenues during the three and six months ended June 30, 2012, respectively, compared to $11.5 million during the three and six months ended June 30, 2011. Our first quarter 2012 Cost of revenues was also impacted by the charge of $110.0 million related to the accrual resulting from the 2010 Impax Settlement Agreement. These increases were partially offset by decreased Cost of revenues associated with our products which were impacted by the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility. Gross profit margins for the three and six months ended June 30, 2012 were 62% and 55%, respectively, compared to 61% and 60%, respectively, during the three and six months ended June 30, 2011. The increase in gross profit margins for the three months ended June 30, 2012 was primarily due to changes in our revenue mix resulting from the timing of our acquisition of AMS in June 2011. The decrease in gross profit margins for the six months ended June 30, 2012 was primarily due to the Impax accrual.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2012 increased 31% to $233.6 million and 45% to $488.1 million, respectively, from the comparable 2011 periods. These increases are primarily attributable to the inclusion, during the three and six months ended June 30, 2012, of $67.3 million and $145.3 million, respectively, of AMS expense as well as $2.9 million and $14.1 million, respectively, of certain integration costs and separation benefits incurred in connection with continued efforts to enhance the Company’s operations that were classified as Selling, general and administrative expense. This compares to $9.8 million of AMS expense and $0.5 million and $4.0 million, respectively, of integration costs and separation benefits in the comparable 2011 periods.

Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2012 increased 11% to $45.4 million and 62% to $134.1 million, respectively, from the comparable 2011 periods. These increases are primarily attributable to the addition of AMS's research and development portfolio upon our June 2011 acquisition of AMS. Due to the timing of our AMS acquisition, AMS incurred Research and development expenses during the entire three and six month periods ended June 30, 2012, as compared to a partial period's expense during the three and six months ended June 30, 2011. Research and development expenses were also impacted by the progress of our branded pharmaceutical portfolio’s development and the expansion of our efforts in the pharmaceutical discovery and device research and development areas. During the three and six months ended June 30, 2012 we incurred $2.8 million and $49.8 million, respectively, in expense related to milestones classified as Research and development expense compared to $5.0 million and $16.0 million, respectively, in the comparable 2011 periods.
Patent Litigation Settlement Expense. On May 28, 2012, Endo Pharmaceuticals Inc. (EPI) entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand and Watson, on the other hand. The Watson Settlement Agreement settles all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it receives FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the United States. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity.
Additionally, the Watson Settlement Agreement provides that Endo and Teikoku will provide, at no cost, to Watson’s wholesaler affiliate branded Lidoderm® product for Watson’s wholesaler affiliate’s distribution, subject to certain terms and conditions as follows:

•
Beginning on January 1, 2013 through August 1, 2013, Endo and Teikoku will provide branded Lidoderm® of value totaling $12.0 million each month ($96.0 million in total for 2013) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the launch of a third party’s generic version of Lidoderm® in the United States, including its territories, possessions and the Commonwealth of Puerto Rico (the Territory).

•
In the event Watson does not receive final FDA approval of its generic version of Lidoderm® by January 1, 2014, then beginning on January 1, 2014 through December 1, 2014, Endo and Teikoku will provide branded Lidoderm® product of value totaling $6.7 million each month ($80.0 million in total for 2014) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the earlier of (a) the final FDA approval of Watson’s generic version of Lidoderm® or (b) the launch of a third party’s generic version of Lidoderm® in the Territory.

•
In the event Watson does not receive final FDA approval of its generic version of Lidoderm® by January 1, 2015, then beginning on January 1, 2015 through September 1, 2015, Endo and Teikoku will provide branded Lidoderm® product of value totaling $7.1 million each month ($64.0 million in total for 2015) (valued at the then-prevailing wholesale acquisition cost). The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the earlier of (a) the final FDA approval of Watson’s generic version of Lidoderm® or (b) the launch of a third party’s generic version of Lidoderm® in the Territory.

Endo will be responsible for the payment of all gross to net adjustments arising from Watson's sale of the branded Lidoderm® product.
In contemplation of the Watson Settlement Agreement, Teikoku has agreed to provide a rebate to Endo equal to 50% of the cost of branded Lidoderm® product that is required to be provided to Watson's wholesaler affiliate pursuant to Section 3(b), 3(c) and 3(d) of the Watson Settlement Agreement.
The Company has concluded that the Watson Settlement Agreement is a multiple-element arrangement and has recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement expense in the second quarter of 2012 representing the estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%. The Company presently believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined, represent the value accruing to Watson. As a result of using a fair value measurement, the second quarter 2012 charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other expense (income), net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other expense (income), net in the Company's Condensed Consolidated Statements of Operations. Changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement expense during the period of change. Changes in estimates to the settlement liability could have a material impact on our results of operations.
Asset Impairment Charges. As a result of market and potential regulatory changes affecting the commercial potential in the United States for one of the AMS IPR&D assets, the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, which was assigned to our AMS segment and was recorded in the Asset impairment charges line of our Condensed Consolidated Statements of Operations. The fair value of this asset was determined using a probability-weighted discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges of up to $1.0 million.
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
In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid. The Company appealed this ruling, and subsequently in June 2012, our appeal was dismissed. Watson's application with the FDA for a generic version is currently pending.
As part of our first quarter 2012 Form 10-Q filing, despite the Company’s intent to appeal the District Court’s ruling, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future FDA approval of generic versions of the product and the probability of a successful appeals process. The Company presently believes that the level and timing of cash flows assumed, discount rate, and probabilities used in the model appropriately reflect market participant assumptions.
The fair value of the Sanctura XR® intangible asset was determined to be $21.6 million. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The impairment charge was recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges of up to $21.6 million.
Acquisition-Related and Integration Items, net. Acquisition-related and integration items, net for the three and six months ended June 30, 2012 were $7.1 million in expense and $10.8 million in expense, respectively, compared to $17.6 million in expense and $23.7 million in expense, respectively, in the comparable 2011 periods. Acquisition-related and integration items, net for the three and six months ended June 30, 2012 and 2011 primarily consisted of transaction fees including legal, separation, integration, and other expenses for our acquisitions.

Interest Expense, net. The components of interest expense, net for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$46,078	$25,731	$93,086	$44,648
Interest income	(93)	(171)	(205)	(298)
Interest expense, net	$45,985	$25,560	$92,881	$44,350
Interest expense during the three and six months ended June 30, 2012 was $46.1 million and $93.1 million, respectively, compared with $25.7 million and $44.6 million, respectively, in the comparable 2011 periods. These increases were primarily attributable to increases in our average total indebtedness. During the three and six months ended June 30, 2012, we incurred $23.8 million and $47.6 million, respectively, of interest expense on our $1.3 billion of senior notes, of which $400.0 million originated in November 2010 and the remaining $900.0 million in June 2011. This compares to $11.3 million and $18.6 million, respectively, of senior note interest in the comparable 2011 periods. During the three and six months ended June 30, 2012, we incurred $14.1 million and $31.3 million of interest expense, respectively, related to our credit facilities compared to $6.8 million and $10.9 million, respectively, in the comparable 2011 periods. These increases were primarily attributable to the 2011 Credit Facility entered into in June 2011, which initially provided $2.2 billion of term loan indebtedness, of which $1.7 billion remains at June 30, 2012, compared to $395.0 million of term loan indebtedness prior to our June 2011 term loan borrowings.
Loss on Extinguishment of Debt. In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. Approximately $5.4 million of the remaining unamortized financing costs associated with this facility were written off in connection with our February 2012 prepayment and included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
Other Expense (Income), net. Other expense (income), net for the three and six months ended June 30, 2012 was $0.3 million in expense and $0.7 million in expense, respectively, which compares to $0.1 million in income and $0.2 million in expense, respectively, in the comparable 2011 periods.
Income Tax. The effective income tax rate on earnings from continuing operations before income taxes was 7.4% and 41.7% for the three and six months ended June 30, 2012, respectively, compared to 32.7% and 32.8% for the three and six months ended June 30, 2011, respectively.
Income tax expense for the three months ended June 30, 2012 decreased 95% from the three months ended June 30, 2011. For the six months ended June 30, 2012 an income tax benefit of $37.6 million was recorded as compared to tax expense of $66.2 million for the six months ended June 30, 2011. These fluctuations are due to decreases in income before income tax and the recording of a $6.3 million benefit for a prior period adjustment during the three months ended June 30, 2012 related to the reversal of a 2010 capital loss valuation allowance recorded in connection with our acquisition of HealthTronics, Inc. The valuation allowance was reversed because of a 2011 transaction that resulted in a realized ordinary loss for income tax purposes.
2012 Outlook. We estimate that our 2012 total revenues will be between $3.05 billion and $3.175 billion. Our estimate is based on the continued growth of both our Qualitest and Endo Pharmaceuticals portfolios—driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel—and the full-year effect of the AMS acquisition. Cost of revenues as a percent of total revenues is expected to increase when compared to 2011. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with AMS as well as growth in lower margin generic and branded pharmaceutical products in 2012, partially offset by a full year’s revenues from the AMS acquisition. Selling, general and administrative expenses as a percentage of revenues are expected to decline in 2012 relative to 2011, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts, forecasted synergies associated with our AMS acquisition, as well as 2012 operating efficiency improvements and redeployment of flexible spending. The total amount of selling, general and administrative expenses will increase year over year, however, reflecting the full year effects of our acquisitions. Research and development expenses are expected to increase due to the addition of AMS’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, as well as the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Of course, there can be no assurance that the Company will achieve these results.

Business Segment Results Review
In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to enhance its level of understanding of the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments: (1) Endo Pharmaceuticals, (2) Qualitest, (3) AMS and (4) HealthTronics. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. Additionally, consistent with the Company’s May 2012 enterprise-wide rebranding initiative and corporate name change, the Company changed the names of its reportable segments to better align with these efforts. These changes to our segments have no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, a financial measure not determined in accordance with GAAP. We define adjusted income (loss) before income tax as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges , amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, and certain other items that the Company believes do not reflect its core operating performance.
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
There are limitations to using financial measures such as adjusted income (loss) before income tax. Other companies in our industry may define adjusted income (loss) before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Percocet®, Voltaren® Gel, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.
Qualitest
The Qualitest segment is comprised of our legacy Endo non-branded generics portfolio and the portfolio from our recently acquired Qualitest Pharmaceuticals business. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions in the Condensed Consolidated Financial Statements. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three or six months ended June 30, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
HealthTronics
The HealthTronics segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the U.S. These services are sold through the following business lines: lithotripsy services, prostate treatment services, anatomical pathology services, medical products manufacturing, sales and maintenance and electronic medical records services.
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues to external customers
Endo Pharmaceuticals	$442,786	$398,267	$806,360	$773,781
Qualitest	159,895	133,047	305,240	267,456
AMS(1)	128,131	26,812	258,297	26,812
HealthTronics	54,376	49,485	105,924	99,588
Total consolidated net revenues to external customers	$785,188	$607,611	$1,475,821	$1,167,637
_____________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
AMS:
United States	$83,935	$15,571	$170,905	$15,571
International	44,196	11,241	87,392	11,241
Total AMS revenues	$128,131	$26,812	$258,297	$26,812
Endo Pharmaceuticals. Revenues during the three and six months ended June 30, 2012 increased 11% to $442.8 million and 4% to $806.4 million, respectively, from the comparable 2011 periods. These increases were primarily driven by increased sales from Lidoderm® and Voltaren® Gel for the three months ended June 30, 2012 and, for the six months ended June 30, 2012, were driven by increased sales of Lidoderm® and Fortesta® Gel, partially offset by decreased sales of Voltaren® Gel resulting from 2012 supply disruptions.
Qualitest. Net sales of our generic products for the three and six months ended June 30, 2012 increased 20% to $159.9 million and 14% to $305.2 million, respectively, from the comparable 2011 periods. These increases were primarily driven by strong demand for Qualitest's diversified product portfolio and favorable pricing, resulting in gross profit of approximately 40%. Sales of hydrocodone and acetaminophen increased $15.4 million and $23.2 million, respectively, during the three and six months ended June 30, 2012 and sales of methylprednisolone, increased $9.3 million and $17.7 million, respectively, during the three and six months ended June 30, 2012.
AMS. Revenues from our AMS segment for the three and six months ended June 30, 2012 were $128.1 million and $258.3 million, respectively, and were attributable to sales of products from our AMS subsidiary, which we acquired on June 17, 2011. These amounts compare to $26.8 million from June 18, 2011 through June 30, 2011.
HealthTronics. Revenues from our HealthTronics segment for the three and six months ended June 30, 2012 increased 10% to $54.4 million and 6% to $105.9 million, respectively, from the comparable 2011 periods. These increases were primarily attributable to the revenues from the electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011, partially offset by the loss of sales from our IGRT business, which was sold in August 2011.

Adjusted income before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted income (loss) before income tax
Endo Pharmaceuticals	$229,373	$209,619	$408,199	$402,875
Qualitest	50,409	21,126	86,660	47,513
AMS	29,250	9,733	56,302	9,733
HealthTronics	13,006	15,741	25,414	30,182
Corporate unallocated	(83,920)	(67,032)	(176,080)	(123,301)
Total consolidated adjusted income before income tax	$238,118	$189,187	$400,495	$367,002
Endo Pharmaceuticals. Adjusted income before income tax during the three and six months ended June 30, 2012 increased 9% to $229.4 million and 1% to $408.2 million, respectively, from the comparable 2011 periods. The increase for the three months ended June 30, 2012 was primarily attributable to increased sales of Lidoderm® and Voltaren® Gel, while the increase for the six months ended June 30, 2012 was primarily driven by increased sales of Lidoderm®, partially offset by decreased revenues from Voltaren® Gel primarily resulting from first quarter 2012 supply disruptions.
Qualitest. Adjusted income before income tax during the three and six months ended June 30, 2012 increased 139% to $50.4 million and 82% to $86.7 million, respectively, from the comparable 2011 periods. These increases were primarily driven by the continued revenue growth of our generics business. Additionally, price increases on certain of our generics products resulted in higher overall margins in our Qualitest segment.
AMS. Adjusted income before income tax during the three and six months ended June 30, 2012 increased 201% to $29.3 million and 478% to $56.3 million, respectively, from the comparable 2011 periods. These increases were a result of our June 2011 acquisition of AMS.
HealthTronics. Adjusted income before income tax during the three and six months ended June 30, 2012 decreased 17% to $13.0 million and 16% to $25.4 million, respectively, from the comparable 2011 periods. These decreases were primarily driven by costs incurred associated with the two electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc., that we acquired in the second half of 2011.
Corporate unallocated. Corporate unallocated adjusted loss before income tax during the three and six months ended June 30, 2012 increased 25% to $83.9 million and 43% to $176.1 million, respectively, from the comparable 2011 periods. These increases were primarily attributable to the overall growth of our business and the related increase in corporate costs. Additionally, interest expense increased $20.3 million and $48.4 million, respectively, during the three and six months ended June 30, 2012, which was primarily driven by the increases in total average indebtedness from 2011 to 2012.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total consolidated adjusted income before income tax	$238,118	$189,187	$400,495	$367,002
Upfront and milestone payments to partners	(5,726)	(13,990)	(51,567)	(24,991)
Asset impairment charges	(3,000)	—	(43,000)	—
Acquisition-related and integration items, net	(7,055)	(17,626)	(10,804)	(23,699)
Separation benefits and other cost reduction initiatives	(3,754)	(533)	(15,368)	(3,995)
Amortization of intangible assets	(58,564)	(40,444)	(111,924)	(77,655)
Inventory step-up	382	(2,995)	(880)	(16,781)
Non-cash interest expense	(5,169)	(4,719)	(10,145)	(9,260)
Loss on extinguishment of debt	—	(8,548)	(5,426)	(8,548)
Accrual for payment to Impax related to sales of Opana® ER	—	—	(110,000)	—
Patent litigation settlement expense	(131,361)	—	(131,361)	—
Total consolidated income (loss) before income tax	$23,871	$100,332	$(89,980)	$202,073

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $476.4 million at June 30, 2012 compared to $666.3 million at December 31, 2011. Historically, we have generated positive cash flow from operating activities and have had broad access to financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $391.9 million at June 30, 2012 compared to $547.6 million at December 31, 2011. Cash and cash equivalents at June 30, 2012 and December 31, 2011 primarily consisted of bank deposits, time deposits and money market funds.
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
7.00% Senior Notes Senior Notes due 2020. On November 23, 2010, we entered into an indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $400.0 million aggregate principal amount of 7.00% Senior Notes due 2020 (the 2020 Notes). The 2020 Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2020 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. The Company used the net proceeds of the 2020 Notes offering to partially finance the acquisition of Qualitest Pharmaceuticals, and to pay related fees and expenses.
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
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million.
The following table provides the range of shares that would be included in the dilutive net income per share calculation for the Convertible Notes and warrants based on share price sensitivity (in thousands except per share data):

	Three months ended March 31, 2012				(1)	Three Months Ended June 30, 2012
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$34.66	$36.48		$38.30	$40.13	$31.58	$33.24		$34.90	$36.56
Impact on dilutive shares:
Convertible Notes	2,047	2,594		3,088	3,540	979	1,581		2,123	2,616
Warrants	—	—		—	42	—	—		—	—
	2,047	2,594	(2)	3,088	3,582	979	1,581	(3)	2,123	2,616
 _____________

(1)
Because the Company reported a Net loss attributable to Endo Health Solutions Inc. during the three months ended March 31, 2012, the Convertible Notes and Warrants had no dilutive impact during the three months ended March 31, 2012 and would not have had a dilutive impact given any of the assumed share prices above. Therefore, these amounts are included for informational purposes only and are not indicative of actual results or results that would have occurred given the assumed share prices above.

(2)
Represents, for the three months ended March 31, 2012, the amount that would have been included in total diluted shares outstanding of 117.1 million had the Company reported Net income attributable to Endo Health Solutions Inc. as opposed to a Net loss attributable to Endo Health Solutions Inc.

(3)	Represents, for the three months ended June 30, 2012, the amount included in total diluted shares outstanding of 121.1 million.
3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041. As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at June 30, 2012, excluding accrued interest.
Share Repurchase Programs. In April 2008, our Board of Directors approved a share repurchase program (the 2008 Share Repurchase Program), authorizing the Company to repurchase in the aggregate up to $750 million of shares of its outstanding common stock. In August 2012, our Board of Directors resolved to cancel and terminate the 2008 Share Repurchase Program, effective immediately, and approve a new share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate up to $450 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, pre-set purchase programs, privately-negotiated transactions, and accelerated stock buyback agreements. This program does not obligate Endo to acquire any particular amount of common stock. Future repurchases, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, then current stock price, market conditions, securities law limitations and other factors. The share repurchase program may be suspended, modified or discontinued at any time. The 2012 Share Repurchase Program is set to expire on March 31, 2015.
Pursuant to our share repurchase programs, we purchased approximately 1.6 million shares of our common stock during the six month period ended June 30, 2012 totaling $56.0 million and approximately 0.9 million shares of our common stock during the six month period ended June 30, 2011 totaling $34.7 million.
Employee Stock Purchase Plan. At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Pharmaceuticals Holdings Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $0.7 million during the six months ended June 30, 2012. The Company issued 104,055 shares from treasury totaling $2.9 million during the six months ended June 30, 2012 pursuant to the ESPP.

Marketable Securities. In June 2012, our remaining auction-rate securities were called at par and we received proceeds of $18.8 million. Prior to being sold, these auction-rate securities had been classified as available-for-sale securities and had therefore been maintained at their fair value, with changes in value being recorded as part of Other comprehensive loss. Due to the fact that we received proceeds equal to par, the auction-rate securities were adjusted to their fair value of $18.8 million, with a corresponding gain to Other comprehensive income. The previously recognized cumulative unrealized holding loss associated with these securities of $1.5 million was reversed in its entirety. As a result, no gain or loss was realized.
Working Capital. Working capital decreased to $476.4 million as of June 30, 2012 from $666.3 million as of December 31, 2011. The components of our working capital as of June 30, 2012 and December 31, 2011 are below:

	June 30, 2012	December 31, 2011
Total current assets	$1,738,448	$1,788,096
Less: total current liabilities	(1,262,010)	(1,121,778)
Working Capital	$476,438	$666,318
Working capital decreased primarily due to the use of cash to prepay $205.0 million of our Term Loan indebtedness that had been classified as a non-current liability, the $131.4 million accrual for payments to Watson related to the Lidoderm® litigation settlement, $63.8 million of which was accrued as a current liability, net repurchases of Common stock totaling $53.1 million and net purchases of Property, plant and equipment of $46.4 million. These decreases were offset by the results of our core operations, the settlement of non-current marketable securities during the six months ended June 30, 2012 totaling $18.8 million and the fluctuation in income taxes payable/receivable, which totaled a $37.0 million receivable at June 30, 2012 compared to a $35.4 million payable at December 31, 2011.
The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$176,339	$214,313
Investing activities	(32,171)	(2,368,594)
Financing activities	(300,133)	2,309,832
Effect of foreign exchange rate	291	104
Net increase in cash and cash equivalents	$(155,674)	$155,655
Cash and cash equivalents, beginning of period	$547,620	$466,214
Cash and cash equivalents, end of period	$391,946	$621,869
Current ratio	1.4:1	1.3:1
Days sales outstanding	45	46
Net cash provided by operating activities. Net cash provided by operating activities was $176.3 million for the six months ended June 30, 2012 compared to $214.3 million provided by operating activities for the six months ended June 30, 2011. Significant components of our operating cash flows for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash Flow Data-Operating Activities:
Consolidated net (loss) income	$(52,430)	$135,847
Depreciation and amortization	139,563	97,739
Stock-based compensation	33,346	18,772
Change in fair value of acquisition-related contingent consideration	(68)	(7,230)
Asset impairment charges	43,000	—
Loss on extinguishment of debt	5,426	8,548
Changes in assets and liabilities which provided (used) cash:	64,930	(61,756)
Other, net	(57,428)	22,393
Net cash provided by operating activities	$176,339	$214,313
The fluctuation in Net cash provided by operating activities was primarily attributable to our overall results of operations during the first six months of 2012 compared to the first six months of 2011 as well as the timing of cash receipts and payments affecting working capital. During the six months ended June 30, 2012, we recorded a Consolidated net loss of $52.4 million compared to Consolidated net income of $135.8 million in the comparable 2011 period. The effect of this decrease in earnings was partially offset by an increase in non-cash expenses included in this earnings, including an increase in depreciation and amortization, stock-based compensation and asset impairment charges.
Net cash used in investing activities. Net cash used in investing activities was $32.2 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $2.4 billion during the same period of 2011. The change is primarily related to the June 2011 acquisition of AMS which used net cash of $2.3 billion during the six months ended June 30, 2011.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $300.1 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $2.3 billion during the six months ended June 30, 2011. The change was primarily a result of our June 2011 debt restructuring, which provided $2.3 billion of cash during the six months ended June 30, 2011.
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
License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For a complete description of our contingent payments involving our license and collaboration agreements, see Note 8. License and Collaboration Agreements and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
American Medical Systems Holdings, Inc. (AMS)
On June 17, 2011 (the AMS Acquisition Date), the Company completed its acquisition of all outstanding shares of common stock of AMS for approximately $2.4 billion in aggregate consideration, including $70.8 million related to existing AMS stock-based compensation awards and certain other amounts, at which time AMS became a wholly-owned, indirect subsidiary of the Company. AMS’s shares were purchased at a price of $30.00 per share.
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
Women’s Health.
AMS offers a broad range of systems, led by Monarc® and MiniArc®, to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. Monarc® incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. AMS’s MiniArc® Single-Incision Sling for stress incontinence was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis. In 2010, AMS launched the MiniArc® PreciseTM, which is designed to enhance the ease and accuracy of placement of the MiniArc device.
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
The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

	June 17, 2011 (As initially reported)	Measurement period adjustments	June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289	$—	$47,289
Commercial paper	71,000	—	71,000
Accounts receivable	73,868	—	73,868
Other receivables	791	(161)	630
Inventories	75,525	(537)	74,988
Prepaid expenses and other current assets	7,133	—	7,133
Income taxes receivable	11,179	(2,025)	9,154
Deferred income taxes	15,360	72	15,432
Property, plant and equipment	57,372	(959)	56,413
Other intangible assets	1,390,000	(130,000)	1,260,000
Other assets	4,581	—	4,581
Total identifiable assets	$1,754,098	$(133,610)	$1,620,488
Accounts payable	$9,437	$890	$10,327
Accrued expenses	45,648	187	45,835
Deferred income taxes	507,019	(90,274)	416,745
Long-term debt	520,012	363	520,375
Other liabilities	23,578	2,313	25,891
Total liabilities assumed	$1,105,694	$(86,521)	$1,019,173
Net identifiable assets acquired	$648,404	$(47,089)	$601,315
Goodwill	1,752,427	46,234	1,798,661
Net assets acquired	$2,400,831	$(855)	$2,399,976
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. At June 30, 2012, our measurement period adjustments are complete. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97.0	17
Women’s Health	37.0	15
BPH	26.0	13
Total	$160.0	16
Developed Technology:
Men’s Health	$690.0	18
Women’s Health	150.0	9
BPH	161.0	18
Total	$1,001.0	16
Tradename:
AMS	$45.0	30
GreenLight	12.0	15
Total	$57.0	27
In Process Research & Development:
Oracle	$12.0	n/a
Genesis	14.0	n/a
TOPAS	8.0	n/a
Other(1)	8.0	n/a
Total	$42.0	n/a
Total other intangible assets	$1,260.0	n/a

(1)	As previously discussed, a subsequent pre-tax non-cash impairment charge of $3.0 million was recorded in the second quarter of 2012.
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
The $1,798.7 million of goodwill has been assigned to our AMS segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $16.5 million of goodwill is expected to be deductible for income tax purposes.
Deferred tax assets of $15.4 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $416.7 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.
The Company recognized $1.6 million and $21.1 million of AMS acquisition-related and integration costs that were expensed during the three months ended June 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Three Months Ended June 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	1,606	5,058
Total	$1,606	$21,128

The Company recognized $3.3 million and $23.3 million of AMS acquisition-related and integration costs that were expensed during the six months ended June 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Six Months Ended June 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	3,326	7,194
Total	$3,326	$23,264
The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the three and six months ended June 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$705,119	$1,406,013
Net income attributable to Endo Health Solutions Inc.	$14,810	$89,740
Basic net income per share	$0.13	$0.77
Diluted net income per share	$0.12	$0.74
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AMS to reflect factually supportable adjustments that give effect to events that are directly attributable to the AMS Acquisition, including borrowings to finance the acquisition as well as the additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property, plant and equipment, inventory, and intangible assets, had been applied on January 1, 2011, together with the consequential tax effects.
Other
In the second half of 2011, as part of our effort to increase and broaden the relationships within the urology community, we acquired two electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc., which individually and combined represent immaterial acquisitions. These acquisitions provide electronic medical records for urologists. Together, these acquisitions provide access to more than 2,000 urologists using data platforms that will enhance service offerings in urology practice management.
Acquisition-Related Contingent Consideration. On November 30, 2010, Endo acquired Qualitest Pharmaceuticals, which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.6 million at June 30, 2012, $8.7 million at December 31, 2011 and $9.0 million on the Qualitest Pharmaceuticals Acquisition Date.
The decrease from December 31, 2011 to June 30, 2012 primarily reflects changes of our present value assumptions associated with our valuation model. The decrease in the liability was recorded as a gain and is included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations.
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
Non-U.S. Operations. Our operations outside of the United States were not material during the three or six months ended June 30, 2012. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our financial statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05. The adoption of this standard, as amended, will not have a significant impact on the Company’s Consolidated Financial Statements.
In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU will not have a significant impact on the Company’s Consolidated Financial Statements.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
April 1, 2012 to April 30, 2012	248,691	$36.11	248,691	$189,528,345
May 1, 2012 to May 31, 2012	293,927	$33.36	293,927	$179,722,635
June 1, 2012 to June 30, 2012	139,355	$30.24	139,355	$175,509,029
Total	681,973	$33.73	681,973
 _____________

(1)
All shares were repurchased under the Company’s announced repurchase programs. On April 9, 2008, the Company announced a program to repurchase in the aggregate up to $750 million of shares of its outstanding common stock (the 2008 Share Repurchase Program). In August 2012, our Board of Directors resolved to cancel and terminate the 2008 Share Repurchase Program, effective immediately, and approve a new share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450 million of shares of its outstanding common stock and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2008 Share Repurchase Plan at June 30, 2012. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
Item  3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.

Effective June 1, 2012, Endo Pharmaceuticals Inc. and Sharp Corporation (Sharp) amended the existing Sharp Agreement to include several new products that Sharp will package and label, in addition to Lidoderm®. These products include our formulation of Opana® ER designed to be crush-resistant, Vantas®, Supprelin® LA, Valstar® and several SKUs of generic prednisone and methylprednisolone. The Sharp Agreement, as amended, is effective until March 1, 2015 and is subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon ninety days’ written notice to Sharp.
Item  6.    Exhibits.
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO HEALTH SOLUTIONS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)
Date: August 7, 2012

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Commission on May 25, 2012)

3.2	Amended and Restated By-Laws of Endo (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on May 25, 2012)

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.41	Policy of Endo Relating to Insider Trading in Company Securities and Confidentiality of Information

10.141
Settlement and License Agreement, dated as of May 28, 2012, by and among Endo Pharmaceuticals Inc., Teikoku Pharma USA, Inc. Teikoku Seiyaku Co., Ltd. and Watson Laboratories, Inc. (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on May 29, 2012)

10.142*	2008 Amended and Restated Packaging and Labeling Services Agreement, effective as of September 15, 2008, by and between Endo Pharmaceuticals Inc. and Sharp Corporation

10.142.1	First Amendment, effective as of December 1, 2010, to the 2008 Amended and Restated Packaging and Labeling Services Agreement by and between Endo Pharmaceuticals Inc. and Sharp Corporation

10.142.2*	Second Amendment, effective as of June 1, 2012, to the 2008 Amended and Restated Packaging and Labeling Services Agreement by and between Endo Pharmaceuticals Inc. and Sharp Corporation

101
The following materials from Endo Health Solutions Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.