Form 10-Q
period 2012-09-30
ENDO HEALTH SOLUTIONS INC.
filed 2012-11-05
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of	October 30, 2012	:	114,095,441

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

i

PART I. FINANCIAL INFORMATION
Item  1.    Financial Statements
ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,917	$547,620
Accounts receivable, net	759,594	733,222
Inventories, net	363,747	262,419
Prepaid expenses and other current assets	28,155	29,732
Income taxes receivable	39,178	—
Deferred income taxes	264,908	215,103
Total current assets	$1,712,499	$1,788,096
MARKETABLE SECURITIES	2,631	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	333,119	297,731
GOODWILL	2,569,288	2,558,041
OTHER INTANGIBLES, NET	2,285,187	2,504,124
OTHER ASSETS	118,067	125,486
TOTAL ASSETS	$7,020,791	$7,292,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$258,960	$260,385
Accrued expenses	965,698	732,831
Current portion of long-term debt	124,947	88,265
Acquisition-related contingent consideration	6,027	4,925
Income taxes payable	—	35,372
Total current liabilities	$1,355,632	$1,121,778
DEFERRED INCOME TAXES	581,975	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,688	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,069,518	3,424,329
OTHER LIABILITIES	80,461	85,446
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 139,673,311 and 138,337,002 shares issued; 113,991,489 and 117,158,880 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1,397	1,383
Additional paid-in capital	1,016,353	952,325
Retained earnings	1,527,839	1,551,910
Accumulated other comprehensive loss	(7,504)	(9,436)
Treasury stock, 25,681,822 and 21,178,122 shares at September 30, 2012 and December 31, 2011, respectively	(669,885)	(518,492)
Total Endo Health Solutions Inc. stockholders’ equity	$1,868,200	$1,977,690
Noncontrolling interests	62,317	61,901
Total stockholders’ equity	$1,930,517	$2,039,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,020,791	$7,292,583
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Net pharmaceutical product sales	$578,780	$569,657	$1,681,441	$1,603,004
Devices revenues	113,304	131,519	371,601	158,331
Service and other revenues	58,398	57,902	173,261	165,380
TOTAL REVENUES	$750,482	$759,078	$2,226,303	$1,926,715
COSTS AND EXPENSES:
Cost of revenues	294,267	302,172	953,657	770,427
Selling, general and administrative	210,446	244,359	698,522	581,878
Research and development	48,952	43,884	183,067	126,854
Patent litigation settlement, net	(46,238)	—	85,123	—
Litigation-related contingencies	82,600	—	82,600	—
Asset impairment charges	11,163	22,691	54,163	22,691
Acquisition-related and integration items, net	5,776	5,818	16,580	29,517
OPERATING INCOME	$143,516	$140,154	$152,591	$395,348
INTEREST EXPENSE, NET	45,505	52,792	138,386	97,142
NET LOSS ON EXTINGUISHMENT OF DEBT	1,789	—	7,215	8,548
OTHER (INCOME) EXPENSE, NET	(250)	(3,000)	498	(2,777)
INCOME BEFORE INCOME TAX	$96,472	$90,362	$6,492	$292,435
INCOME TAX	28,287	34,057	(9,263)	100,283
CONSOLIDATED NET INCOME	$68,185	$56,305	$15,755	$192,152
Less: Net income attributable to noncontrolling interests	14,376	15,656	39,826	41,133
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$53,809	$40,649	$(24,071)	$151,019
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.
Basic	$0.46	$0.35	$(0.21)	$1.30
Diluted	$0.45	$0.34	$(0.21)	$1.24
WEIGHTED AVERAGE SHARES:
Basic	116,022	116,816	116,688	116,611
Diluted	119,579	120,847	116,688	121,432
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
CONSOLIDATED NET INCOME		$68,185		$56,305		$15,755		$192,152
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$589		$(540)		$1,958		$(1,922)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	589	—	(540)	—	1,958	—	(1,922)
Foreign currency translation gain (loss)		4,034		(5,326)		466		(4,326)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	$(801)		$—		$(606)		$—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	138	(663)	111	111	114	(492)	111	111
OTHER COMPREHENSIVE INCOME (LOSS)		$3,960		$(5,755)		$1,932		$(6,137)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$72,145		$50,550		$17,687		$186,015
Less: Comprehensive income attributable to noncontrolling interests		14,376		15,656		39,826		41,133
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$57,769		$34,894		$(22,139)		$144,882
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$15,755	$192,152
Adjustments to reconcile consolidated net income to Net cash provided by operating activities
Depreciation and amortization	211,780	169,187
Stock-based compensation	44,532	34,224
Amortization of debt issuance costs and premium / discount	27,101	24,283
Selling, general and administrative expenses paid in shares of common stock	358	180
Deferred income taxes	(87,379)	(13,847)
Net (gain) loss on disposal of property, plant and equipment	(156)	319
Change in fair value of acquisition-related contingent consideration	28	(7,458)
Net loss on extinguishment of debt	7,215	8,548
Asset impairment charges	54,163	22,691
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(24,666)	(96,409)
Inventories	(101,453)	(28,879)
Prepaid and other assets	3,037	(9,055)
Accounts payable	(1,132)	(21,656)
Accrued expenses	240,880	134,834
Other liabilities	(18,081)	(15,693)
Income taxes payable/receivable	(74,850)	25,110
Net cash provided by operating activities	$297,132	$418,531
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(90,128)	(39,609)
Proceeds from sale of property, plant and equipment	1,081	1,147
Acquisitions, net of cash acquired	(3,210)	(2,368,357)
Proceeds from investments	18,800	36,000
Purchases of investments	—	(6,009)
Other investments	—	(388)
Payment on contingent consideration	—	(662)
License fees	(5,700)	(2,300)
Proceeds from sale of business	—	12,990
Net cash used in investing activities	$(79,157)	$(2,367,188)
FINANCING ACTIVITIES:
Capital lease obligations repayments	(765)	—
Proceeds from issuance of 2019 and 2022 Notes	—	900,000
Proceeds from issuance of Term Loans	—	2,200,000
Proceeds from other indebtedness	—	302
Principal payments on Term Loans	(333,950)	(550,813)
Payment on AMS Convertible Notes	(66)	(519,040)
Principal payments on other indebtedness	(685)	—
Deferred financing fees	—	(81,535)
Tax benefits of stock awards	4,268	5,519
Exercise of Endo Health Solutions Inc. stock options	15,317	21,780
Purchase of common stock	(156,000)	(34,702)
Issuance of common stock from treasury	4,606	—

	Nine Months Ended September 30,
	2012	2011
Cash distributions to noncontrolling interests	(39,234)	(39,392)
Cash buy-out of noncontrolling interests, net of cash contributions	(2,264)	(402)
Net cash (used in) provided by financing activities	$(508,773)	$1,901,717
Effect of foreign exchange rate	95	397
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(290,703)	$(46,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,620	466,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$256,917	$419,671
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$124,723	$32,299
Cash paid for income taxes	$151,924	$95,551
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment financed by capital leases	$1,360	$119
Accrual for purchases of property, plant and equipment	$3,160	$2,849
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 1. BASIS OF PRESENTATION
At our Annual Meeting of Stockholders on May 23, 2012, the Company’s stockholders approved the proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from Endo Pharmaceuticals Holdings Inc. to Endo Health Solutions Inc., which we refer to herein as the Company or we, our, us, or Endo.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo Health Solutions Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05 and ASU 2011-12.
In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
NOTE 3. FAIR VALUE MEASUREMENTS
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration, debt obligations, and derivative instruments. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in ensuring adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$467	$467	$1,471	$1,471
	$467	$467	$1,471	$1,471
Long-term assets:
Auction-rate securities	$—	$—	$17,463	$17,463
Equity securities	2,631	2,631	1,642	1,642
Equity and cost method investments	14,794	N/A	20,661	N/A
	$17,425		$39,766
Current liabilities:
Acquisition-related contingent consideration—short-term	$6,027	$6,027	$4,925	$4,925
Current portion of Term Loan A Facility Due 2016	121,875	121,875	84,375	84,375
3.25% AMS Convertible Notes due 2036	795	795	841	841
4.00% AMS Convertible Notes due 2041	111	111	131	131
Current portion of other long-term debt	2,166	2,166	2,918	2,918
Derivative instruments	358	358	119	119
Minimum Voltaren® Gel royalties due to Novartis—short-term	24,037	24,037	30,000	30,000
Other	1,000	1,000	—	—
	$156,369	$156,369	$123,309	$123,309
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,688	$2,688	$3,762	$3,762
1.75% Convertible Senior Subordinated Notes Due 2015, net	315,585	350,878	299,222	330,950
Term Loan A Facility Due 2016, less current portion	1,293,750	1,293,396	1,387,500	1,372,119
Term Loan B Facility Due 2018	160,550	161,272	438,250	439,017
7.00% Senior Notes Due 2019	500,000	544,063	500,000	532,500
7.00% Senior Notes Due 2020, net	396,828	434,000	396,618	424,750
7.25% Senior Notes Due 2022	400,000	436,000	400,000	422,500
Other long-term debt, less current portion	2,805	2,805	2,739	2,739
Minimum Voltaren® Gel royalties due to Novartis—long-term	—	—	20,100	20,100
Other	5,375	5,375	—	—
	$3,077,581	$3,230,477	$3,448,191	$3,548,437
Equity securities consist of publicly traded common stock, the value of which is based on a quoted market price. These securities are not held to support current operations and are therefore classified as non-current assets.
The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of contingent cash consideration related to the November 2010 acquisition of Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals). The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is discussed in more detail below. The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 32% at September 30, 2012 and 33% at December 31, 2011 that were based on historic volatility of the Company’s common stock and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
The fair values of the Term Loan Facilities and 2019, 2020, and 2022 Notes were based on market quotes and transactions proximate to the valuation date. The Company had previously used an income approach to value these debt instruments; however, the valuation methodology was subsequently transitioned to a market-based approach given the volume of observable market transactions and quoted prices for these debt instruments. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
The total fair value of various foreign exchange forward contracts as of September 30, 2012 includes assets of $0.5 million reported in Prepaid expenses and other current assets and liabilities of $0.4 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs. Refer to Note 16. Derivative Instruments and Hedging Activities for more information regarding our derivative instruments.
The minimum Voltaren® Gel royalty due to Novartis AG was recorded at fair value at inception during 2008 using an income approach (present value technique) and is being accreted up to the maximum potential minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at September 30, 2012 and December 31, 2011 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2012 and December 31, 2011.
The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011.
As of September 30, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, were as follows (in thousands):

	Fair Value Measurements at Reporting Date using
September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities	$2,631	$—	$—	$2,631
Derivative instruments	—	467	—	467
Total	$2,631	$467	$—	$3,098
Liabilities:
Derivative instruments	$—	$358	$—	$358
Acquisition-related contingent consideration—short-term	—	—	6,027	6,027
Acquisition-related contingent consideration—long-term	—	—	2,688	2,688
Total	$—	$358	$8,715	$9,073

	Fair Value Measurements at Reporting Date using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$110,816	$—	$—	$110,816
Equity securities	1,642	—	—	1,642
Derivative instruments	—	1,471	—	1,471
Auction-rate securities	—	—	17,463	17,463
Total	$112,458	$1,471	$17,463	$131,392
Liabilities:
Derivative instruments	$—	$119	$—	$119
Acquisition-related contingent consideration—short-term	—	—	4,925	4,925
Acquisition-related contingent consideration—long-term	—	—	3,762	3,762
Total	$—	$119	$8,687	$8,806
Auction-Rate Securities
In June 2012, our remaining auction-rate securities were called at par and we received proceeds of $18.8 million. Prior to being sold, these auction-rate securities had been classified as available-for-sale securities and had therefore been maintained at their fair value, with changes in value being recorded as part of Other comprehensive income (loss), net. Due to the fact that we received proceeds equal to par, the auction-rate securities were adjusted to their fair value of $18.8 million, with a corresponding gain to Other comprehensive income (loss), net. The previously recognized cumulative unrealized holding loss associated with these securities of $1.5 million was reversed in its entirety. As a result, no gain or loss was realized.
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
The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.7 million at September 30, 2012 and $8.7 million at December 31, 2011, respectively.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 (in thousands):

Acquisition- related Contingent Consideration
Liabilities:
July 1, 2012	$(8,619)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(96)
September 30, 2012	$(8,715)

The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 (in thousands):

Auction-rate Securities
Assets:
July 1, 2011	$17,505
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized losses included in Other comprehensive income (loss), net	(89)
September 30, 2011	$17,416

Acquisition-related Contingent Consideration
Liabilities:
July 1, 2011	$(9,233)
Amounts (acquired) sold / (issued) settled, net	248
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	228
September 30, 2011	$(8,757)
The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Auction-rate Securities
Assets:
January 1, 2012	$17,463
Securities sold or redeemed	(18,800)
Securities purchase or acquired	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in Other comprehensive income (loss), net	1,337
September 30, 2012	$—

Acquisition- related Contingent Consideration
Liabilities:
January 1, 2012	$(8,687)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(28)
September 30, 2012	$(8,715)

The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Auction-rate Securities
Assets:
January 1, 2011	$17,332
Securities sold or redeemed	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—
Unrealized gains included in Other comprehensive income (loss), net	84
September 30, 2011	$17,416

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2011	$(16,050)
Amounts (acquired) sold / (issued) settled, net	(165)
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	7,458
September 30, 2011	$(8,757)
The following is a summary of available-for-sale securities held by the Company as of September 30, 2012 and December 31, 2011 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2012
Equity securities	$1,766	$865	$—	$2,631
Long-term available-for-sale securities	$1,766	$865	$—	$2,631
Total available-for-sale securities	$1,766	$865	$—	$2,631

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2011
Money market funds	$110,816	$—	$—	$110,816
Total included in cash and cash equivalents	$110,816	$—	$—	$110,816
Auction-rate securities	18,800	—	(1,337)	17,463
Equity securities	1,766	—	(124)	1,642
Long-term available-for-sale securities	$20,566	$—	$(1,461)	$19,105
Total available-for-sale securities	$131,382	$—	$(1,461)	$129,921
At December 31, 2011, our investments in auction-rate securities consisted of two securities which, as of that date, had been in unrealized loss positions for more than twelve months. The Company had determined that, as of December 31, 2011, the gross unrealized losses associated with the auction-rate securities were not other-than-temporary.
At September 30, 2012 and December 31, 2011, our equity securities consisted of investments in the stock of three publicly traded companies. As of September 30, 2012, one investment had been in an unrealized loss position for more than twelve months. As of December 31, 2011, two investments had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-

temporary at September 30, 2012 or December 31, 2011 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.
Nonrecurring Fair Value Measurements
The Company's financial assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using			Total Expense for the Three Months Ended September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Sanctura XR® developed technology intangible asset	$—	$—	$5,000	$(11,163)
Total	$—	$—	$5,000	$(11,163)
The Company's financial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using			Total Expense for the Nine Months Ended September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Sanctura XR® developed technology intangible asset	$—	$—	$5,000	$(51,163)
AMS IPR&D intangible asset	—	—	1,000	(3,000)
Total	$—	$—	$6,000	$(54,163)
Liabilities:
Patent litigation settlement liability(1)	—	—	131,361	(131,361)
Total	$—	$—	$131,361	$(131,361)
_____________

(1)
As a result of a subsequent change in estimate with respect to this obligation, the Company reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million during the third quarter of 2012.

See Note 9. Goodwill and Other Intangibles for a discussion of asset impairment charges. See Note 12. Commitments and Contingencies for a discussion of the patent litigation settlement liability.
NOTE 4. INVENTORIES
Inventories are comprised of the following at September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$111,916	$103,064
Work-in-process	61,825	51,063
Finished goods	190,006	108,292
Total	$363,747	$262,419
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
AMS also supplies penile implants to treat erectile dysfunction, the inability to achieve or maintain an erection sufficient for sexual intercourse, with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS. AMS has refined its implants over the years with improvements to the AMS 700® series of inflatable prostheses, including the AMS 700 LGX® and the MS Pump®. Another key factor that distinguishes AMS’s products is the use of the InhibiZone® antibiotic coating, which received U.S. Food and Drug Administration (FDA) approval in July 2009 for AMS’s product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections.
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
The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289
Commercial paper	71,000
Accounts receivable	73,868
Other receivables	630
Inventories	74,988
Prepaid expenses and other current assets	7,133
Income taxes receivable	9,154
Deferred income taxes	15,432
Property, plant and equipment	56,413
Other intangible assets	1,260,000
Other assets	4,581
Total identifiable assets	$1,620,488
Accounts payable	$10,327
Accrued expenses	45,835
Deferred income taxes	416,745
Long-term debt	520,375
Other liabilities	25,891
Total liabilities assumed	$1,019,173
Net identifiable assets acquired	$601,315
Goodwill	1,798,661
Net assets acquired	$2,399,976
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Our measurement period adjustments were complete as of June 30, 2012. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.

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
_____________

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

The Company recognized $1.8 million and $4.1 million of AMS acquisition-related and integration costs that were expensed during the three months ended September 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Three Months Ended September 30,
	2012	2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,848	4,069
Total	$1,848	$4,069
The Company recognized $5.2 million and $27.3 million of AMS acquisition-related and integration costs that were expensed during the nine months ended September 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Nine Months Ended September 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	5,174	11,263
Total	$5,174	$27,333
The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the nine months ended September 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Nine Months Ended September 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,165,091
Net income attributable to Endo Health Solutions Inc.	$130,389
Basic net income per share	$1.12
Diluted net income per share	$1.07
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
NOTE 6. SEGMENT RESULTS
In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to enhance its level of understanding of the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. Additionally, concurrent with the Company’s May 2012 enterprise-wide rebranding initiative and corporate name change, the Company changed the names of its reportable segments to better align with these efforts. These changes to our segments have no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented.
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
Qualitest
The Qualitest segment is comprised of our legacy Endo non-branded generics portfolio and the portfolio from the Qualitest Pharmaceuticals business, which we acquired in 2010. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, Brazil, Japan and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three or nine months ended September 30, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues to external customers
Endo Pharmaceuticals	$416,645	$425,511	$1,223,005	$1,199,292
Qualitest	166,070	147,975	471,310	415,431
AMS(1)	113,304	131,519	371,601	158,331
HealthTronics	54,463	54,073	160,387	153,661
Total consolidated net revenues to external customers	$750,482	$759,078	$2,226,303	$1,926,715
Adjusted income (loss) before income tax
Endo Pharmaceuticals	$216,728	$231,887	$624,927	$634,762
Qualitest	45,840	26,932	132,500	74,445
AMS	21,081	35,272	77,383	45,005
HealthTronics	16,639	19,483	42,053	49,665
Corporate unallocated	(73,854)	(93,844)	(249,934)	(217,145)
Total consolidated adjusted income before income tax	$226,434	$219,730	$626,929	$586,732
_____________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AMS:
United States	$75,480	$91,807	$246,385	$107,378
International	37,824	39,712	125,216	50,953
Total AMS revenues	$113,304	$131,519	$371,601	$158,331
The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total consolidated adjusted income before income tax	$226,434	$219,730	$626,929	$586,732
Upfront and milestone payments to partners	(5,338)	(2,355)	(56,905)	(27,346)
Asset impairment charges	(11,163)	(22,691)	(54,163)	(22,691)
Acquisition-related and integration items, net	(5,776)	(5,818)	(16,580)	(29,517)
Separation benefits and other cost reduction initiatives	(11,590)	(13,603)	(26,958)	(17,598)
Amortization of intangible assets	(58,735)	(58,846)	(170,659)	(136,501)
Inventory step-up	—	(23,937)	(880)	(40,718)
Non-cash interest expense	(5,209)	(4,754)	(15,354)	(14,014)
Net loss on extinguishment of debt	(1,789)	—	(7,215)	(8,548)
Accrual for payment to Impax related to sales of Opana® ER	6,000	—	(104,000)	—
Patent litigation settlement items, net	46,238	—	(85,123)	—
Litigation-related contingencies	(82,600)	—	(82,600)	—
Other income (expense), net	—	2,636	—	2,636
Total consolidated income (loss) before income tax	$96,472	$90,362	$6,492	$292,435

The following represents additional selected financial information for our reportable segments three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense
Endo Pharmaceuticals	$3,539	$3,110	$11,249	$9,552
Qualitest	3,106	3,461	9,041	8,645
AMS	2,614	1,941	7,812	2,225
HealthTronics	2,905	3,059	9,230	9,164
Corporate unallocated	1,168	880	3,339	2,649
Total depreciation expense	$13,332	$12,451	$40,671	$32,235

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense
Endo Pharmaceuticals	$27,318	$26,101	$76,395	$78,361
Qualitest	10,381	9,728	31,143	29,325
AMS	19,385	21,767	58,191	25,063
HealthTronics	1,801	1,401	5,380	4,203
Total amortization expense	$58,885	$58,997	$171,109	$136,952
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. INCOME TAXES
The effective income tax rate was 29.3% and (142.7)% for the three and nine months ended September 30, 2012, respectively, compared to 37.7% and 34.3% for the three and nine months ended September 30, 2011, respectively.
Income tax for the three months ended September 30, 2012 decreased 17% to $28.3 million of expense from $34.1 million of expense during the three months ended September 30, 2011. This decrease was due to an increase in income before income tax and a decrease in the effective tax rate. The decrease in the effective tax rate was primarily driven by the establishment of an $8.5 million valuation allowance in the comparable 2011 period against an anticipated capital loss on our cost method investment in a privately held company. A benefit of $5.8 million was also recorded during the three months ended September 30, 2012 for the release of reserves established for uncertain tax positions due to the expiration of federal and state statute of limitations for assessments. A similar benefit of $4.2 million was recorded in the comparable prior period for the release of reserves on uncertain tax positions due to the expiration of federal and state statute of limitations.
Income tax for the nine months ended September 30, 2012 totaled $9.3 million of benefit compared to $100.3 million of expense during the nine months ended September 30, 2011. This fluctuation was primarily driven by a decrease in income before income tax, the establishment of an $8.5 million valuation allowance in the comparable 2011 period against an anticipated capital loss on our cost method investment in a privately held company and the recording of a $6.3 million benefit for a prior period adjustment during the second quarter of 2012 related to the reversal of a 2010 capital loss valuation allowance recorded in connection with our acquisition of HealthTronics, Inc. The valuation allowance was reversed because of a 2011 transaction that resulted in a realized ordinary loss for income tax purposes. A benefit of $5.8 million was also recorded during the nine months ended September 30, 2012 for the release of reserves established for uncertain tax positions due to the expiration of federal and state statute of limitations for assessments. A similar benefit of $7.9 million was recorded in the comparable prior period for the release of reserves on uncertain tax positions due to the expiration of statute of limitations and an IRS audit settlement for the tax years 2006 through 2008.

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
Under the terms of the five-year Voltaren® Gel Agreement, Endo made an upfront cash payment of $85 million. Endo agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, Endo agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. To date, annual net sales have not exceeded this threshold and, therefore, this milestone payment has not been paid.
The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel. We are amortizing this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the temporary shutdown of its Lincoln, Nebraska manufacturing facility, we were not obligated to make any first quarter royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset.
As a result of the previously disclosed supply disruptions, and in accordance with the Voltaren® Gel Agreement, the Company was not obligated to make any payment to Novartis for the first quarter of 2012. Subsequent to the first quarter, royalties in the amount of $11.9 million were incurred based on a percentage of actual net sales of Voltaren® Gel during the second and third quarter of 2012. Voltaren® Gel royalties incurred during the nine months ended September 30, 2011 were $10.2 million.
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
The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013, and we have the option to extend it for two successive one year terms. If renewed, the Voltaren® Gel Agreement will remain in place unless either party provides written notice of non-renewal to the other party at least six months prior to the expiration of any renewal term after the first renewal term or the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Should the Voltaren® Gel Agreement be extended, Endo will again be obligated to make certain guaranteed minimum annual royalty payments of $30 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice, if either party has committed a material breach that has not been remedied within 90 days from the giving of written notice. Endo may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the U.S. of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if Endo fails to deliver a set percentage of the minimum Details in any given six-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the U.S. of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in any six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.
Hind Healthcare Inc.
In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind Healthcare Inc. (Hind), for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the U.S. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, we were required to pay Hind nonrefundable royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011 pursuant to the terms of the Hind License Agreement. Royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate was 10% of net sales including a minimum royalty of at least $500,000 per year. No royalties were recorded in 2012. During the nine months ended September 30, 2011, we recorded $64.5 million in royalties to Hind which we recorded as a reduction to net sales.
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
The Population Council
The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and The Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. To date, we have made payments of $9.7 million to the Population Council. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to The Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. We are also obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.
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
Grünenthal GMBH
In December 2007, we entered into a License, Development and Supply Agreement (the Grünenthal Oxymorphone Agreement) with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the U.S. for a new oral formulation of Opana® ER, which is designed to be crush-resistant. Under the terms of the Grünenthal Oxymorphone Agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone in 2010, which was recorded as Research and development expense. In December 2011, the FDA approved a formulation of Opana® ER designed to be crush-resistant, which will continue to be called Opana® ER.
In the fourth quarter of 2011, the Company capitalized a one-time approval milestone to Grünenthal for $4.9 million. We are amortizing this intangible asset into Cost of revenues over its estimated useful life. We made an additional payment of $4.9 million in August 2012 related to a commercial milestone which was recorded as Cost of revenues. Additional payments of approximately 50.8 million euros (approximately $65.3 million at September 30, 2012) may become due upon achievement of additional future predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement, including the formulation of Opana® ER approved by the FDA in December 2011. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $26.9 million during the nine months ended September 30, 2012 for these payments. We incurred no such costs during the nine months ended September 30, 2011.
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
As a result of recent discussions with the FDA regarding the current UrocidinTM phase III clinical trial, the Company's subsidiary, Endo Pharmaceuticals, has decided to end the study before its scheduled completion. Endo Pharmaceuticals, and its partner Bioniche, are considering potential next steps for the program.
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

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2012, are as follows:

Carrying Amount
December 31, 2011	$2,558,041
Goodwill acquired during the period	7,717
Measurement period adjustments	3,379
Effect of currency translation	151
September 30, 2012	$2,569,288
The goodwill acquired during the period relates to immaterial acquisitions. Of the $2.6 billion of goodwill recorded on our Condensed Consolidated Balance Sheet at September 30, 2012, $290.8 million is assigned to our Endo Pharmaceuticals segment, $275.2 million is assigned to our Qualitest segment, $1.8 billion is assigned to our AMS segment and $209.0 million is assigned to our HealthTronics segment.
Other Intangible Assets
Our other intangible assets consist of the following at September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Indefinite-lived intangibles:
In-process research and development	$179,400	$221,400
Total indefinite-lived intangibles	$179,400	$221,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$590,193	$647,239
Less accumulated amortization	(308,026)	(256,903)
Licenses, net	$282,167	$390,336
Customer relationships (weighted average life of 16 years)	159,789	159,632
Less accumulated amortization	(13,097)	(5,460)
Customer relationships, net	$146,692	$154,172
Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(7,592)	(4,142)
Tradenames, net	$84,008	$87,458
Developed technology (weighted average life of 16 years)	1,825,375	1,774,300
Less accumulated amortization	(234,412)	(125,695)
Developed technology, net	$1,590,963	$1,648,605
Other (weighted average life of 11 years)	2,200	2,200
Less accumulated amortization	(243)	(47)
Other, net	$1,957	$2,153
Total definite-lived intangibles, net (weighted average life of 14 years)	$2,105,787	$2,282,724
Other intangibles, net	$2,285,187	$2,504,124
Amortization expense for the nine month periods ended September 30, 2012 and 2011 was $171.1 million and $137.0 million, respectively. As of September 30, 2012, the weighted average amortization period for our definite-lived intangible assets in total was approximately 14 years. Changes in the gross carrying amount of our other intangible assets for the nine months ended September 30, 2012 are as follows:

Gross Carrying Amount
December 31, 2011	$2,896,371
Patents acquired	12,075
Asset impairment charges	(54,163)
Effect of currency translation	158
Other	(5,884)
September 30, 2012	$2,848,557
AMS IPR&D Impairment
As a result of market and potential regulatory changes affecting the commercial potential in the United States for one of the AMS IPR&D assets, the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, which was assigned to our AMS segment and was recorded in the Asset impairment charges line of our Condensed Consolidated Statements of Operations. The fair value of this asset was determined using a discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges of up to $1.0 million.
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
As part of our first quarter 2012 Form 10-Q filing, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. In accordance with the applicable accounting guidance, the Company assessed the recoverability of this asset by comparing its carrying amount to its forecasted undiscounted future cash flows and determined that its carrying value exceeded its undiscounted future cash flows, indicating an impairment existed. The Company then determined the fair value of the Sanctura XR® intangible asset to be $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value.
To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset during the first quarter of 2012, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future royalties from Allergan related to sales of Sanctura XR® in light of generic competition. At the time of this assessment, the Company believed that the level and timing of cash flows assumed, discount rate and probabilities used in the model appropriately reflected market participant assumptions.
In October 2012, Watson announced that it had received FDA approval for its generic version of Sanctura XR® and that it intended to begin shipping its product immediately. As a result of this announcement, the Company concluded that an additional impairment assessment was required. Accordingly, the Company again evaluated the recoverability of the asset and determined that an impairment existed. Using a valuation model similar to that described above, and assumptions that we presently believe reflect market participant assumptions, the fair value of the Sanctura XR® intangible asset was determined to be $5.0 million at September 30, 2012. Accordingly, the Company recorded an additional pre-tax non-cash impairment charge of $11.2 million in September 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The remaining net book value will be amortized over a shortened useful life commensurate with the expected rate of erosion due to generic competition. The above mentioned impairment charges, which were assigned to our Endo Pharmaceuticals segment, were recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our

assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges.
Future Amortization
Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2011 is as follows (in thousands):

2012	$229,788
2013	$186,610
2014	$171,083
2015	$169,910
2016	$167,931
Annual Impairment Testing
Goodwill represents the excess of purchase price over the fair value of net assets acquired. Other indefinite-lived intangible assets consist primarily of the fair value of in-process research and development assets acquired in a business combination. We assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstance indicate that the asset may be impaired. For goodwill, the assessment considers if the carrying amount of a reporting unit exceeds its fair value. If so, an impairment charge is recognized for the excess of the carrying amount of the reporting unit's goodwill over its implied fair value. For indefinite-lived intangible assets, the assessment considers if the carrying amount of the asset exceeds its fair value. If so, an impairment charge is recognized for the excess.
During the three months ended September 30, 2012, we changed our annual goodwill impairment test date from January 1 to October 1. The change in the annual date for impairment testing will necessitate completing a test as of October 1, 2012 to ensure that no more than 12 months elapse between annual tests. We will complete this test in the fourth quarter ending December 31, 2012 and expect that the new date will not have the effect of delaying, accelerating or avoiding an impairment charge. The selection of October 1 as the annual testing date for the impairment of goodwill is preferable as it aligns the timing of the annual impairment test with the completion of our planning and budgeting process, which will allow us to utilize the updated business plans that result from the budget process to estimate the fair value of our reporting units and do so on a more timely basis. The selection of October 1 as the annual testing date will also move the testing outside of our annual financial reporting process when our resources are more constrained. During the three months ended September 30, 2012, we also changed our annual indefinite lived intangible asset test date to October 1. In the fourth quarter ending December 31, 2012, we will also complete our annual testing of indefinite lived intangible assets of this new date.
Due to significant judgments and estimates that are utilized in an impairment analysis, we determined it was impracticable to objectively determine, without the use of hindsight, the assumptions that would have been used as of each October 1 for periods before October 1, 2012. As such, we will prospectively apply the changes in the annual goodwill and indefinite-lived intangible asset impairment testing dates beginning on October 1, 2012 in future filings.

NOTE 10. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012			2011
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$940	$(351)	$589	$(809)	$269	$(540)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains (losses)	940	(351)	589	(809)	269	(540)
Foreign currency translation gain (loss)	4,049	(15)	4,034	(5,451)	125	(5,326)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	(1,249)	448	(801)	—	—	—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	216	(78)	138	426	(315)	111
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	(1,033)	370	(663)	426	(315)	111
Other comprehensive income (loss)	$3,956	$4	$3,960	$(5,834)	$79	$(5,755)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012			2011
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$2,326	$(368)	$1,958	$(3,113)	$1,191	$(1,922)
Less: reclassification adjustments for gains (losses) realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains (losses)	2,326	(368)	1,958	(3,113)	1,191	(1,922)
Foreign currency translation gain (loss)	409	57	466	(4,420)	94	(4,326)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	(945)	339	(606)	—	—	—
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	178	(64)	114	426	(315)	111
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	(767)	275	(492)	426	(315)	111
Other comprehensive income (loss)	$1,968	$(36)	$1,932	$(7,107)	$970	$(6,137)
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Endo Health Solutions Inc. 2000, 2004, 2007, and 2010 Stock Incentive Plans and the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan
On August 11, 2000, we established the Endo Health Solutions Inc. 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan reserved an aggregate of 4,000,000 shares of common stock of the Company for issuance to employees, officers, directors and consultants. The 2000 Stock Incentive Plan provided for the issuance of stock options, restricted stock, stock bonus awards, stock appreciation rights or performance awards. The 2000 Stock incentive Plan expired in 2010.
In May 2004, our stockholders approved the Endo Health Solutions Inc. 2004 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2004 Stock Incentive Plan is 4,000,000 shares. The 2004 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, performance shares, performance units or other share-based awards that may be granted to executive officers and other employees of the Company, including officers and directors who are employees, to non-employee directors and to consultants to the Company.
In May 2007, our stockholders approved the Endo Health Solutions Inc. 2007 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the 2007 Stock Incentive Plan is 7,000,000 shares (subject to adjustment for certain transactions), but in no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company exceed 750,000 shares (subject to adjustment for certain transactions).
In May 2010, our stockholders approved the Endo Health Solutions Inc. 2010 Stock Incentive Plan. The maximum number of shares of Company stock reserved for issuance under the Plan includes 8,000,000 shares plus the number of shares of Company stock reserved but unissued under the Company’s 2004 and 2007 Stock Incentive Plans as of April 28, 2010 and may be increased to include the number of shares of Company stock that become available for reuse under these plans following April 28, 2010, subject to adjustment for certain transactions. Notwithstanding the foregoing, of the 8,000,000 shares originally reserved for issuance under this Plan, no more than 4,000,000 of such shares shall be issued as awards, other than options, that are settled in the Company’s stock. In no event may the total number of shares of Company stock subject to awards awarded to any one participant during any tax year of the Company, exceed 1,000,000 shares (subject to adjustment for certain transactions).
In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan. As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152.
At September 30, 2012, approximately 20.3 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan. As of September 30, 2012, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.
The Company accounts for its stock-based compensation plans in accordance with the applicable accounting guidance. Accordingly, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $11.2 million and $44.5 million during the three and nine months ended September 30, 2012 and $15.5 million and $34.2 million during the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $97.7 million. This expected cost does not include the impact of any future stock-based compensation awards.
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

A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the AMS 2005 Stock Incentive Plan for the nine months ended September 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	8,115,467	$25.79
Granted	2,227,481	$34.60
Exercised	(668,024)	$22.95
Forfeited	(468,564)	$31.22
Expired	(30,332)	$26.79
Outstanding as of September 30, 2012	9,176,028	$27.85	6.88	$45,806,834
Vested and expected to vest, September 30, 2012	8,584,159	$27.56	6.77	$44,678,198
Exercisable, September 30, 2012	3,990,964	$24.60	5.19	$29,050,676
The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $15.3 million and $14.3 million, respectively. The weighted average grant date fair value of the stock options granted in the nine months ended September 30, 2012 and 2011 was $10.50 per option and $14.69 per option, respectively, determined using the following assumptions:

	September 30, 2012	September 30, 2011
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.9%	2.0%
Dividend yield	—	—
Expected volatility	33%	32%
As of September 30, 2012, the weighted average remaining requisite service period of the non-vested stock options was 2.2 years. As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $43.7 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.
Restricted Stock Units
During the nine months ended September 30, 2012 and 2011, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award. We recognize expense for our restricted stock units using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock units is equal to the closing price of Endo shares on the date of grant.
A summary of our restricted stock units as of September 30, 2012 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,629,782
Granted	999,294
Forfeited	(300,044)
Vested	(682,859)
Outstanding as of September 30, 2012	2,646,173	$83,343,319
Vested and expected to vest, September 30, 2012	2,372,779	$73,093,716
As of September 30, 2012, the weighted average remaining requisite service period of the non-vested restricted stock units was 1.8 years. The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $34.81 per unit and $34.71 per unit, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $47.4 million. This unrecognized compensation cost does not include the impact of any future stock-based compensation awards.

Restricted Stock Awards
We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of Endo shares on the date of grant.
A summary of our restricted stock awards as of September 30, 2012 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	173,617	$30.27
Granted	—	$—
Forfeited	(14,554)	$29.16
Vested	(59,220)	$29.41	$1,878,458
Non-vested, September 30, 2012	99,843	$30.94
As of September 30, 2012, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 1.8 years.
Performance Shares
Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees. These PSUs are tied to both Endo’s overall financial performance and Endo’s financial performance relative to the financial performance of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. Each PSU is convertible to one share of Endo common stock. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Endo’s total shareholder return (TSR) performance compared to the performance group over the three-year performance cycle and Endo’s three-year cumulative revenue performance as compared to a three-year revenue target. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. PSUs granted for the nine months ended September 30, 2012 and 2011 totaled approximately 193,000 and 160,000, respectively. As of September 30, 2012, there was approximately $6.7 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
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
Pursuant to our share repurchase programs, we purchased approximately 4.7 million shares of our common stock during the nine month period ended September 30, 2012 totaling $156.0 million and approximately 0.9 million shares of our common stock during the nine month period ended September 30, 2011 totaling $34.7 million.
Employee Stock Purchase Plan
At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Health Solutions Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $1.1 million during the nine months ended September 30, 2012. The Company issued 170,124 shares from treasury totaling $4.6 million during the nine months ended September 30, 2012 pursuant to the ESPP.
Changes in Stockholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the nine months ended September 30, 2012 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2012	$1,977,690	$61,901	$2,039,591
Net (loss) income	(24,071)	39,826	15,755
Other comprehensive income	1,932	—	1,932
Compensation related to stock-based awards	44,532	—	44,532
Exercise of options	18,220	—	18,220
Common stock purchased, net of common stock issued from treasury	(151,394)	—	(151,394)
Distributions to noncontrolling interests	—	(39,234)	(39,234)
Buy-out of noncontrolling interests, net of contributions	—	(176)	(176)
Other	1,291	—	1,291
Stockholders’ equity at September 30, 2012	$1,868,200	$62,317	$1,930,517
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
Novartis Manufacturing Agreement
On May 3, 2001, we entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. agreed to manufacture certain of our commercial products and products in development. We are required to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. The purchase price per product is equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, we extended this agreement until 2011. On February 23, 2011, we gave notice to Novartis Consumer Health, Inc. that we would terminate this agreement effective February 2014. At September 30, 2012, based on the products contracted for manufacture at Novartis Consumer Health, Inc., we are required to purchase a minimum of approximately $11.2 million of product from Novartis Consumer Health, Inc. per year, or pro rata portion thereof, until the effective date of the termination of this agreement, provided that Novartis Consumer Health, Inc. is able to supply such products.
In December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was temporarily shut down to facilitate its implementation of certain manufacturing process improvements. These improvements are intended to address the possibility of rare instances of errors in the packaging of the tablets, potentially resulting in product mix-ups. The temporary supply disruption is not related to the efficacy or safety of Endo’s products. As a result, throughout the first half of 2012, we experienced short-term supply constraints of certain Endo analgesic products which had been manufactured at this facility prior to the shutdown, including Opana®, Voltaren® Gel, oxymorphone hydrochloride, Percodan®, Endodan®, morphine sulfate ER and Zydone®.
In the first quarter of 2012, Endo began production of the formulation of Opana® ER, designed to be crush-resistant, at a third party manufacturing facility managed by Endo’s development partner, Grünenthal. The Company began shipping this formulation in March 2012 and completed the transition to this formulation in the second quarter of 2012. Endo also began production of Voltaren® Gel at an alternative Novartis manufacturing source and resumed sales of Voltaren® Gel in April 2012. Endo had already initiated the manufacturing of Percocet® and Endocet® at its Huntsville, Alabama facility as a result of its acquisition of Qualitest Pharmaceuticals in 2010 and, as a result, there was minimal disruption to patients on these products. Separately, Endo also has plans to put additional procedures in place to assist Novartis Consumer Health, Inc. in restarting production at the Lincoln, Nebraska manufacturing facility.
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
Amounts incurred by Endo for such A&P Expenditures were $7.9 million and $15.1 million for the nine months ended September 30, 2012 and 2011, respectively.
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

•
Following cessation of our obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and Endo (the Hind Agreement), we began to pay to Teikoku annual royalties based on our annual net sales of Lidoderm®.

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
Effective November 1, 2010, the parties amended the Teikoku Agreement. Pursuant to this amendment, Teikoku agreed to supply additional Lidoderm® at no cost to Endo in each of 2012 and 2013 in the event Endo’s firm orders of Product exceed certain thresholds in those years.
On November 23, 2011, our obligation to pay royalties to Hind under Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, we began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the nine months ended September 30, 2012, we recorded $39.9 million for these royalties to Teikoku, which we recorded in our Consolidated Financial Statements as Cost of revenues. At September 30, 2012, $39.9 million is recorded as a royalty payable and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.
On August 3, 2012, Teikoku agreed to provide to Endo, at a discount, any branded Lidoderm® product that is required to be provided to the wholesaler affiliates of Watson Laboratories, Inc. pursuant to the Watson Settlement Agreement (discussed below). The discount will be equal to a 50% reduction to the regular prices that Endo would otherwise be obligated to pay for this product.
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
Noramco, Inc.
Under the terms of our agreement (the Noramco Agreement) with Noramco, Inc. (Noramco), Noramco manufactured and supplied to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There were no minimum annual purchase commitments under the Noramco Agreement. However, we were required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco. The purchase price for these substances was equal to a fixed amount, adjusted on an annual basis. Originally, the Noramco Agreement was to expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. In September 2011, we extended the Noramco Agreement through early 2012. On April 27, 2012, we entered into a new supply agreement with Noramco. Under the terms of this supply agreement (the 2012 Noramco Agreement), Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the 2012 Noramco Agreement. However, we are required to purchase from Noramco a fixed percentage of our annual requirements of each narcotic active drug substance covered by the 2012 Noramco Agreement. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis based on volume. The term of the 2012 Noramco Agreement is for four years with automatic renewal provisions for unlimited successive one-year periods.
Grünenthal GMBH
Under the terms of our December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to Endo a crush-resistant formulation of Opana® ER based on a supply price equal to a certain percentage of net sales of Opana® ER, subject to a floor price. In the first quarter of 2012, Endo began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products, or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement.

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
Ventiv Commercial Services, LLC
On December 27, 2011, we entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv, effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to Endo certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, one trainer and one national sales director, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promotes Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by Endo. The sales representatives are required to perform face-to-face, one-on-one discussions with physicians and other health care practitioners promoting these products.
Endo pays to Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a budget that has been approved by both Endo and Ventiv. During the term of the Ventiv Agreement, Ventiv will also be eligible to earn, in addition to the fixed management fee, an at-risk management fee. This at-risk management fee is payable upon the achievement of certain performance metrics that have been mutually agreed upon by the parties.
On September 26, 2012, the Ventiv Agreement was amended to decrease the Ventiv Field Force from 228 to 170 sales representatives and decrease the number of district managers from 24 to 17, as well as to retain one project manager, one trainer and one national sales director, starting on October 5, 2012. In addition, the amendment decreased the fees payable to Ventiv as a result of the decrease in the Ventiv Field Force.
The Ventiv Agreement shall continue until December 30, 2013. Endo may extend the current term for an additional period by written notice delivered to Ventiv prior to the expiration of the then current term.
The expenses incurred with respect to Ventiv were $29.2 million and $27.7 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
UPS Supply Chain Solutions
Under the terms of this agreement, we utilize UPS Supply Chain Solutions to provide customer service support, chargeback processing, accounts receivables management and warehouse, freight and distribution services for certain of our products in the U.S. The initial term of the agreement will extend to March 31, 2015. The agreement may be terminated by either party (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by Endo without cause or (ii) by UPS due to Endo’s breach, failure by Endo to make payments when due, or Endo’s insolvency, we would be required to pay UPS certain termination costs. Such termination costs would not exceed $1.0 million. On February 21, 2012, we amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. During the second quarter of 2012, we notified UPS that we will no longer require them to provide chargeback processing and accounts receivable management, effective September 2012.
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
In view of the inherent difficulty of predicting the outcome of our various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, unless specified otherwise below, we are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. Likewise, it is reasonably possible that a future loss could exceed the related accrued liability.
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
In October 2012, preliminary discussions to resolve potential claims arising from this matter advanced to a point where the Company believes a loss is probable. Endo recorded a charge of $53.0 million in the third quarter of 2012, which the company believes is the minimum possible settlement; no better estimate is available at this time, and the ultimate loss, if any, could include a multiplier and be substantially in excess of this amount. The Company continues to cooperate with the government and to discuss resolution of the matters to which the investigation relates, but at this time, the Company cannot estimate the range of loss. These discussions are ongoing, but there is no assurance that a resolution will occur. Settlements of these investigations have commonly resulted in the payment of substantial damages and fines to the government for alleged civil and criminal violations, including a corresponding plea agreement or deferred prosecution agreement, and entry into a Corporate Integrity Agreement with the federal government.
Pricing Litigation
A number of cases were brought by state government entities that allege generally that our wholly-owned subsidiary, Endo Pharmaceuticals Inc. (EPI), and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.
As previously reported, there is a case pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana against EPI and numerous other pharmaceutical companies: State of Louisiana v. Abbott Laboratories, Inc., et al. This case contains allegations similar to the allegations described above. Without admitting any liability or wrongdoing, in the third quarter of 2012, EPI and the State of Louisiana have reached a tentative agreement to resolve this case for a total of approximately $4.6 million. On July 1, 2011, the Texas Attorney General's Office issued a Civil Investigative Demand (CID) to Qualitest Pharmaceuticals, Inc. and to EPI inquiring into activities in Texas that are similar to those contained in the allegations described above. Without admitting any liability or wrongdoing, in the third quarter of 2012, Qualitest, EPI and the State of Texas have reached a tentative agreement to resolve this matter for a total of $25.0 million.
Additionally, there is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies: State of Utah v. Actavis US, Inc., et al.

EPI intends to contest the above unresolved case vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Paragraph IV Certifications on Lidoderm®
As previously reported, on January 15, 2010, the Company's subsidiary, Endo Pharmaceuticals Inc. (EPI or Endo) and the holders of the Lidoderm® NDA and relevant patents, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (Watson) advising of its filing of an Abbreviated New Drug Application (ANDA) for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, EPI and Teikoku filed a lawsuit against Watson in the United States District Court of the District of Delaware. This lawsuit was heard by the court and the trial concluded on February 14, 2012. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, EPI and Teikoku filed a second lawsuit against Watson in the United States District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes.
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it received FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the United States. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson, or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity.
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

The Company has concluded that the Watson Settlement Agreement is a multiple-element arrangement and during the second quarter of 2012 recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations, representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
The Company believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the net charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined represent the value accruing to Watson. As a result of using a fair value measurement, the charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other (income) expense, net, net in the Company's Condensed Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations. Future changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement, net during the period of change. Future changes in estimates to the settlement liability could have a material impact on our results of operations.
On August 23, 2012, Watson announced it received FDA approval on its ANDA for its lidocaine patch 5%, a generic version of Lidoderm®. The Company anticipates Watson will launch its generic version of Lidoderm® on September 15, 2013 pursuant to the terms of the Watson Settlement Agreement. In light of Watson's anticipated September 2013 launch, the Company reassessed its obligation to Watson and believes it will not be obligated to provide to Watson’s wholesaler affiliate branded Lidoderm® product beyond September 2013. Accordingly, in the third quarter of 2012, the Company recognized a change in estimate with respect to its obligation and reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million. The corresponding gain of $46.2 million was recorded in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations.
As previously reported, in January 2011, EPI and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of its filing of an ANDA for a generic version of Lidoderm®. The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, EPI filed a lawsuit against Mylan in the United States District Court for the District of Delaware, claiming that the Paragraph IV Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, EPI sought a declaration that Mylan’s Paragraph IV Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, EPI alleged that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). On March 30, 2012, the Court dismissed this complaint without prejudice. On April 13, 2012, Endo and Teikoku filed a motion to amend this Complaint and reinstate the suit. That motion is currently pending before the court.
On May 16, 2012, EPI and Teikoku received a Paragraph IV Notice from Noven Pharmaceuticals, Inc. (Noven) advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®. This patent is listed in the FDA's Orange Book and expires in October 2015. On June 29, 2012, EPI filed a lawsuit against Noven in the United States District Court for the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act.
On May 24, 2012, EPI and Teikoku received a Paragraph IV Notice from TWi Pharmaceuticals, Inc. (TWi) advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA's Orange Book and expire in October 2015 and March 2014, respectively. On July 5, 2012, EPI filed a lawsuit against TWi in the United States District Court for the District of Delaware. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act.
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
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, EPI received Paragraph IV Notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of the non-crush resistant formulation of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). To date, except for the Ranbaxy litigation, EPI settled all of the Paragraph IV litigation relating to the non-crush resistant formulation of Opana® ER. Under the terms of the settlements, each generic manufacturer agreed not to challenge the validity or enforceability of patents relating to the non-crush resistant formulation of Opana® ER. As a result, Actavis launched its generic non-crush resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011. We expect Impax to launch production and sale of its generic non-crush resistant Opana® ER for 5, 10, 20, 30 and 40 mg tablets during the first quarter of 2013. We expect Sandoz, Teva, Watson, Roxane and Actavis to launch production and sale of all strengths of their respective versions of generic non-crush resistant Opana® ER during the third quarter of 2013. We evaluated Ranbaxy’s Paragraph IV Notice and concluded that we will not sue Ranbaxy at this time. As a result, and because Ranbaxy filed a Paragraph III notice against two patents expiring September 9, 2013, we expect Ranbaxy to launch all strengths of its generic non-crush resistant Opana® ER on September 9, 2013.
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement) with Impax, EPI agreed to provide a payment to Impax should prescription sales of the non-crush resistant formulation of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of the non-crush resistant formulation of Opana® ER, expected to be in January 2013. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused EPI to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the formulation designed to be crush-resistant and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the formulation designed to be crush-resistant, which occurred in March 2012. As a result, we believe it is probable that prescription sales of the original formulation of Opana® ER in the quarter prior to the expected generic launch by Impax (which is expected during the first quarter 2013), will be less than the predetermined contractual threshold, thus triggering a liability to Impax of approximately $110.0 million, to be paid in 2013 if certain conditions are met. This amount was recorded in our Condensed Consolidated Financial Statements as a charge to Cost of revenues in March 2012. As a result of recent third party prescription sales data, we changed our estimate of prescription sales of the non-crush resistant formulation of Opana® ER expected to occur during the quarter immediately prior to Impax launching a generic version of this formulation. As a result of this change in estimate by $6.0 million to $104.0 million. This amount was recorded as a reduction to Cost of revenues in our Condensed Consolidated Financial Statements during the three months ended September 30, 2012.
In July 2012, the Company received a purported Paragraph IV Notice from Par Pharmaceuticals (Par) referencing Opana® ER. This Notice did not identify a reference-listed drug, and therefore we could not be certain whether it was based on the new (designed to be crush-resistant) or old (non-crush resistant) formulation of Opana® ER. Additionally, this Notice did not identify that the FDA had, in fact, received Par's ANDA. Accordingly, the Company requested the FDA confirm that the Par ANDA had not been received by the FDA for substantive review and accordingly, that the Par Notice was sent wrongfully. On August 20, 2012, Endo received a letter from the FDA stating that FDA considers Par's Notice invalid and essentially that such notice is of no force and effect.
From September 21, 2012 through November 1, 2012, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC, Sandoz Inc. and ThoRx Laboratories, Inc. (ThoRx), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722 and 7,851,482 which cover the formulation of Opana® ER and a highly pure version of the active pharmaceutical ingredient. EPI is currently evaluating these Notices and will take appropriate action. EPI intends, and has been advised by Grünenthal that they too intend, to vigorously defend the intellectual property rights covering Opana® ER and to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Teva, Amneal, Sandoz or ThoRx is able to obtain FDA approval of its product, it may be able to launch a generic version of Opana® ER prior to the applicable patents' expirations in 2023, 2024, 2025 and 2029 respectively. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Opana® ER and challenge the applicable patents.
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and expire between 2013 and 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed.
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
MCP Cases
Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders, and death. The Company intends to contest these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of October 30, 2012, approximately 830 MCP cases are currently pending with Qualitest and/or the Company.
Propoxyphene Cases
Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in several lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, the MDL Judge issued orders dismissing with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the United States Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. The Company intends to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of October 30, 2012, approximately 10 propoxyphene cases are currently pending with Qualitest and/or the Company. There are also approximately 45 propoxyphene cases on appeal to the Sixth Circuit.
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
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. More specifically, as of October 30, 2012, approximately 2,960 mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL.
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. We have not yet received a subpoena relating to this investigation, and at this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
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
This lease is accounted for as a direct financing arrangement whereby the Company will record, over the construction period, the full cost of the asset in Property, plant and equipment, net. At September 30, 2012, the Company has capitalized $44.3 million as Property, plant and equipment related to this arrangement. The building and leasehold improvements will be depreciated over the initial lease term. A corresponding liability is also being recorded, net of leasehold improvements paid for by the Company and will be amortized over the expected lease term through monthly rental payments using an effective interest method. At September 30, 2012, the Company has recorded a liability of $22.9 million related to this arrangement.
NOTE 13. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to Endo Health Solutions Inc. common stockholders	$53,809	$40,649	$(24,071)	$151,019
Denominator:
For basic per share data—weighted average shares	116,022	116,816	116,688	116,611
Dilutive effect of common stock equivalents	2,628	2,281	—	2,328
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	929	1,750	—	2,493
For diluted per share data—weighted average shares	119,579	120,847	116,688	121,432
Basic net income (loss) per share attributable to Endo Health Solutions Inc.	$0.46	$0.35	$(0.21)	$1.30
Diluted net income (loss) per share attributable to Endo Health Solutions Inc.	$0.45	$0.34	$(0.21)	$1.24
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
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at September 30, 2012.

The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income per share for the nine months ended September 30 (in thousands):

	2012	2011
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,993	23,500
Employee stock-based awards	4,106	2,007
	30,099	25,507
 _____________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.
NOTE 14. COST OF REVENUES
The components of Cost of revenues for the three and nine months ended September 30 (in thousands) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net pharmaceutical product sales	$222,830	$208,666	$735,359	$609,878
Cost of device revenues	40,886	64,011	121,972	75,541
Cost of service and other revenues	30,551	29,495	96,326	85,008
Total cost of revenues	$294,267	$302,172	$953,657	$770,427
NOTE 15. DEBT
The components of our total indebtedness at September 30, 2012 and December 31, 2011 (in thousands), were as follows:

	September 30, 2012	December 31, 2011
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(63,915)	(80,278)
1.75% Convertible Senior Subordinated Notes due 2015, net	$315,585	$299,222
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(3,172)	(3,382)
7.00% Senior Notes due 2020, net	$396,828	$396,618
7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$795	$841
4.00% AMS Convertible Notes due 2041	$111	$131
Term Loan A Facility Due 2016	$1,415,625	$1,471,875
Term Loan B Facility Due 2018	$160,550	$438,250
Other long-term debt	$4,971	$5,657
Total long-term debt, net	$3,194,465	$3,512,594
Less current portion	$124,947	$88,265
Total long-term debt, less current portion, net	$3,069,518	$3,424,329
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
Financing costs of $56.2 million paid to establish the 2011 Credit Facility, including $43.4 million paid to investment bankers that also helped structure the AMS acquisition, as well as financing costs of $6.2 million associated with prior credit facilities, were deferred and are being amortized to interest expense over the life of the 2011 Credit Facility. Approximately $8.5 million of the deferred financing costs associated with prior credit facilities was also written off at this time in accordance with the applicable accounting guidance for debt modifications and extinguishments and was included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5.4 million of the remaining unamortized financing costs were written off in connection with our February 2012 prepayment and additional $1.8 million was written off in connection with the third quarter 2012 prepayments. These amounts were included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
During the nine months ended September 30, 2012 and 2011, we recognized $45.0 million and $32.3 million, respectively, of interest expense related to our Credit Facilities.
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
During the nine months ended September 30, 2012 and 2011, we recognized $27.3 million and $11.3 million, respectively, of interest expense related to our 2019 Notes.
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
During the nine months ended September 30, 2012 and 2011, we recognized $21.8 million and $21.7 million, respectively, of interest expense related to our 2020 Notes.
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
During the nine months ended September 30, 2012 and 2011, we recognized $22.3 million and $9.4 million, respectively, of interest expense related to our 2022 Notes.
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
The carrying values of the debt and equity components of our Convertible Notes are as follows (in thousands):

	September 30, 2012	December 31, 2011
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(63,915)	(80,278)
Net carrying amount of the debt component	$315,585	$299,222
Carrying amount of the equity component	$142,199	$142,199

_____________

(1)
Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

For the nine months ended September 30, 2012, we recognized $21.3 million of interest expense related to our Convertible Notes, of which $5.0 million related to the contractual interest payments and $16.3 million related to the amortization of the debt discount and certain other costs of the offering. For the nine months ended September 30, 2011, we recognized $20.0 million of interest expense related to our Convertible Notes, of which $5.0 million related to the contractual interest payments and $15.0 million related to the amortization of the debt discount and certain other costs of the offering.
3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041
As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at September 30, 2012, excluding accrued interest.
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
We account for certain of our derivative instruments under hedge accounting provided we meet designation, documentary and analytic requirements. Hedge accounting creates the potential for a Condensed Consolidated Statement of Operations match between the changes in fair value of derivatives and the changes in the cost of the associated underlying transactions, in this case translation gain or loss. The effective portion of the change in the fair value of these foreign currency exchange contracts is reported in Accumulated other comprehensive loss, a component of stockholders’ equity, and is recognized as an adjustment to Other (income) expense, net, in the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. The ineffective portion of contracts designated for hedge accounting, the gain or loss from changes in the fair value of contracts not designated for hedge accounting and contracts where hedge accounting is discontinued when it is determined the underlying transaction is not going to occur, are recognized currently in the Condensed Consolidated Statements of Operations. Amounts due from counterparties (unrealized hedge gains) or due to counterparties (unrealized hedge losses) are included in Prepaid expenses and other current assets or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are classified in the Condensed Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated or does not qualify for hedge accounting, in which case the receipts or payments are classified in cash flows from investing activities.
At September 30, 2012, we have foreign currency exchange forward contracts outstanding which are designated as cash flow accounting hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These derivative instruments have remaining terms between one and twelve months. The notional amount of these foreign currency exchange forward contracts in U.S. dollars was $32.9 million at September 30, 2012.
We have also entered into foreign currency exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in euros, British pounds, Canadian dollars, Australian dollars and Swedish krona. These contracts are not designated as accounting hedges and the associated underlying transactions are expected to occur within the next month. There were no such contracts outstanding at September 30, 2012.
At September 30, 2012, $0.5 million of the fair value of derivatives designated for hedge accounting was included in Prepaid expenses and other current assets and $0.4 million was included in Accrued expenses in the Condensed Consolidated Balance Sheets. At September 30, 2012, $0.1 million of the existing net gain from contracts designated for hedge accounting, which is included in Accumulated other comprehensive loss, is expected to be reclassified into earnings within the next twelve months. During the three and nine months ended September 30, 2012, a loss of $0.2 million and a loss of $0.2 million, respectively, were recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations from contracts not designated for hedge accounting. During the three and nine months ended September 30, 2011 a gain of $3.2 million and a gain of $2.6 million, respectively, were recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations from contracts not designated for hedge accounting.
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
The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.
The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Form 10-Q for the three and nine months ended September 30, 2012 and 2011.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$217,901	$38,829	$—	$256,917
Accounts receivable, net	—	677,494	74,169	7,931	759,594
Inventories, net	—	351,785	25,047	(13,085)	363,747
Prepaid expenses and other current assets	—	14,405	8,644	5,106	28,155
Income taxes receivable	36,121	(26,157)	29,106	108	39,178
Deferred income taxes	—	252,404	12,504	—	264,908
Total current assets	36,308	1,487,832	188,299	60	1,712,499
INTERCOMPANY RECEIVABLES	1,987,450	8,047,237	192,550	(10,227,237)	—
MARKETABLE SECURITIES	—	2,631	—	—	2,631
PROPERTY, PLANT AND EQUIPMENT, NET	—	302,931	30,484	(296)	333,119
GOODWILL	—	2,306,021	263,267	—	2,569,288
OTHER INTANGIBLES, NET	—	2,202,494	82,693	—	2,285,187
INVESTMENT IN SUBSIDIARIES	5,870,780	316,379	—	(6,187,159)	—
OTHER ASSETS	69,165	27,430	40,914	(19,442)	118,067
TOTAL ASSETS	$7,963,703	$14,692,955	$798,207	$(16,434,074)	$7,020,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$253,157	$5,943	$(230)	$258,960
Accrued expenses	24,633	898,255	42,815	(5)	965,698
Current portion of long-term debt	121,875	906	2,166	—	124,947
Acquisition-related contingent consideration	—	6,027	—	—	6,027
Total current liabilities	146,598	1,158,345	50,924	(235)	1,355,632
INTERCOMPANY PAYABLES	2,876,243	7,271,069	79,925	(10,227,237)	—
DEFERRED INCOME TAXES	5,949	568,871	7,155	—	581,975
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,688	—	—	2,688
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,066,713	—	2,805	—	3,069,518
OTHER LIABILITIES	—	89,995	9,909	(19,443)	80,461
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,397	—	30,430	(30,430)	1,397
Additional paid-in capital	1,016,353	4,200,076	573,559	(4,773,635)	1,016,353
Retained earnings (deficit)	1,527,839	1,408,188	(18,811)	(1,389,377)	1,527,839
Accumulated other comprehensive loss	(7,504)	(6,277)	(6)	6,283	(7,504)
Treasury stock	(669,885)	—	—	—	(669,885)
Total Endo Health Solutions Inc. stockholders’ equity	1,868,200	5,601,987	585,172	(6,187,159)	1,868,200
Noncontrolling interests	—	—	62,317	—	62,317
Total stockholders’ equity	1,868,200	5,601,987	647,489	(6,187,159)	1,930,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,963,703	$14,692,955	$798,207	$(16,434,074)	$7,020,791

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,318	$455,756	$43,546	$—	$547,620
Accounts receivable, net	—	656,265	74,584	2,373	733,222
Inventories, net	—	248,128	19,918	(5,627)	262,419
Prepaid expenses and other current assets	—	19,274	7,004	3,454	29,732
Deferred income taxes	—	205,606	9,497	—	215,103
Total current assets	48,318	1,585,029	154,549	200	1,788,096
INTERCOMPANY RECEIVABLES	1,777,233	7,322,603	193,223	(9,293,059)	—
MARKETABLE SECURITIES	—	19,105	—	—	19,105
PROPERTY, PLANT AND EQUIPMENT, NET	—	268,572	29,469	(310)	297,731
GOODWILL	—	2,303,940	254,101	—	2,558,041
OTHER INTANGIBLES, NET	—	2,415,531	88,593	—	2,504,124
INVESTMENT IN SUBSIDIARIES	5,860,570	317,544	—	(6,178,114)	—
OTHER ASSETS	87,099	27,338	31,049	(20,000)	125,486
TOTAL ASSETS	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$251,715	$8,667	$3	$260,385
Accrued expenses	38,623	651,653	42,558	(3)	732,831
Current portion of long-term debt	84,376	972	2,917	—	88,265
Acquisition-related contingent consideration	—	4,925	—	—	4,925
Income taxes payable	(23,204)	71,900	(13,214)	(110)	35,372
Total current liabilities	99,795	981,165	40,928	(110)	1,121,778
INTERCOMPANY PAYABLES	2,267,572	6,978,697	46,790	(9,293,059)	—
DEFERRED INCOME TAXES	6,573	611,625	(521)	—	617,677
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	3,762	—	—	3,762
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,421,590	—	2,739	—	3,424,329
OTHER LIABILITIES	—	94,915	10,531	(20,000)	85,446
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,383	—	30,430	(30,430)	1,383
Additional paid-in capital	952,325	4,198,625	574,218	(4,772,843)	952,325
Retained earnings (deficit)	1,551,910	1,398,613	(15,364)	(1,383,249)	1,551,910
Accumulated other comprehensive loss	(9,436)	(7,740)	(668)	8,408	(9,436)
Treasury stock	(518,492)	—	—	—	(518,492)
Total Endo Health Solutions Inc. stockholders’ equity	1,977,690	5,589,498	588,616	(6,178,114)	1,977,690
Noncontrolling interests	—	—	61,901	—	61,901
Total stockholders’ equity	1,977,690	5,589,498	650,517	(6,178,114)	2,039,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,773,220	$14,259,662	$750,984	$(15,491,283)	$7,292,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$687,675	$85,496	$(22,689)	$750,482
COSTS AND EXPENSES:
Cost of revenues	—	259,967	54,695	(20,395)	294,267
Selling, general and administrative	—	191,540	18,938	(32)	210,446
Research and development	—	47,128	1,824	—	48,952
Patent litigation settlement, net	—	(46,238)	—	—	(46,238)
Litigation-related contingencies	—	82,600	—	—	82,600
Asset impairment charges	—	11,163	—	—	11,163
Acquisition-related and integration items, net	—	4,764	1,012	—	5,776
OPERATING INCOME	—	136,751	9,027	(2,262)	143,516
INTEREST EXPENSE, NET	10,573	34,932	—	—	45,505
NET LOSS ON EXTINGUISHMENT OF DEBT	1,789	—	—	—	1,789
OTHER INCOME, NET	—	(249)	(2,749)	2,748	(250)
(LOSS) INCOME BEFORE INCOME TAX	(12,362)	102,068	11,776	(5,010)	96,472
INCOME TAX	(4,442)	36,147	(2,099)	(1,319)	28,287
EQUITY FROM INCOME IN SUBSIDIARIES	61,729	745	—	(62,474)	—
CONSOLIDATED NET INCOME	53,809	66,666	13,875	(66,165)	68,185
Less: Net income attributable to noncontrolling interests	—	—	14,376	—	14,376
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$53,809	$66,666	$(501)	$(66,165)	$53,809

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$2,034,768	$259,412	$(67,877)	$2,226,303
COSTS AND EXPENSES:
Cost of revenues	—	855,418	161,724	(63,485)	953,657
Selling, general and administrative	—	632,202	66,368	(48)	698,522
Research and development	—	179,695	3,372	—	183,067
Patent litigation settlement, net	—	85,123	—	—	85,123
Litigation-related contingencies	—	82,600	—	—	82,600
Asset impairment charges	—	54,163	—	—	54,163
Acquisition-related and integration items, net	—	14,294	2,286	—	16,580
OPERATING INCOME	—	131,273	25,662	(4,344)	152,591
INTEREST EXPENSE, NET	33,320	105,039	27	—	138,386
NET LOSS ON EXTINGUISHMENT OF DEBT	7,215	—	—	—	7,215
OTHER EXPENSE (INCOME), NET	—	5	(2,418)	2,911	498
(LOSS) INCOME BEFORE INCOME TAX	(40,535)	26,229	28,053	(7,255)	6,492
INCOME TAX	(14,562)	15,487	(8,326)	(1,862)	(9,263)
EQUITY FROM INCOME (LOSS) IN SUBSIDIARIES	1,902	(1,167)	—	(735)	—
CONSOLIDATED NET (LOSS) INCOME	(24,071)	9,575	36,379	(6,128)	15,755
Less: Net income attributable to noncontrolling interests	—	—	39,826	—	39,826
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(24,071)	$9,575	$(3,447)	$(6,128)	$(24,071)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$706,337	$86,045	$(33,304)	$759,078
COSTS AND EXPENSES:
Cost of revenues	—	287,446	49,830	(35,104)	302,172
Selling, general and administrative	24	221,033	23,302	—	244,359
Research and development	—	43,606	278	—	43,884
Asset impairment charges	—	22,691	—	—	22,691
Acquisition-related and integration items, net	—	6,060	(242)	—	5,818
OPERATING (LOSS) INCOME	(24)	125,501	12,877	1,800	140,154
INTEREST EXPENSE, NET	1,963	50,818	11	—	52,792
OTHER (INCOME) EXPENSE, NET	—	(3,525)	455	70	(3,000)
(LOSS) INCOME BEFORE INCOME TAX	(1,987)	78,208	12,411	1,730	90,362
INCOME TAX	(1,143)	35,099	(637)	738	34,057
EQUITY FROM INCOME (LOSS) IN SUBSIDIARIES	41,493	(98)	—	(41,395)	—
CONSOLIDATED NET INCOME	$40,649	$43,011	$13,048	$(40,403)	$56,305
Less: Net income attributable to noncontrolling interests	—	—	15,656	—	15,656
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$40,649	$43,011	$(2,608)	$(40,403)	$40,649

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,809,956	$193,661	$(76,902)	$1,926,715
COSTS AND EXPENSES:
Cost of revenues	—	738,961	110,320	(78,854)	770,427
Selling, general and administrative	58	540,457	41,363	—	581,878
Research and development	—	126,576	278	—	126,854
Asset impairment charges	—	22,691	—	—	22,691
Acquisition-related and integration items, net	(7,050)	35,288	1,279	—	29,517
OPERATING INCOME	6,992	345,983	40,421	1,952	395,348
INTEREST EXPENSE, NET	28,226	68,905	11	—	97,142
NET LOSS ON EXTINGUISHMENT OF DEBT	8,548	—	—	—	8,548
OTHER (INCOME) EXPENSE, NET	—	(3,024)	88	159	(2,777)
(LOSS) INCOME BEFORE INCOME TAX	(29,782)	280,102	40,322	1,793	292,435
INCOME TAX	(13,431)	112,156	757	801	100,283
EQUITY FROM INCOME IN SUBSIDIARIES	167,370	954	—	(168,324)	—
CONSOLIDATED NET INCOME	$151,019	$168,900	$39,565	$(167,332)	$192,152
Less: Net income attributable to noncontrolling interests	—	—	41,133	—	41,133
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$151,019	$168,900	$(1,568)	$(167,332)	$151,019

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$53,809	$66,666	$13,875	$(66,165)	$68,185
OTHER COMPREHENSIVE INCOME (LOSS)	3,960	(79)	4,397	(4,318)	3,960
CONSOLIDATED COMPREHENSIVE INCOME	57,769	66,587	18,272	(70,483)	72,145
Less: Comprehensive income attributable to noncontrolling interests	—	—	14,376	—	14,376
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$57,769	$66,587	$3,896	$(70,483)	$57,769

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(24,071)	$9,575	$36,379	$(6,128)	$15,755
OTHER COMPREHENSIVE INCOME	1,932	1,463	662	(2,125)	1,932
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	(22,139)	11,038	37,041	(8,253)	17,687
Less: Comprehensive income attributable to noncontrolling interests	—	—	39,826	—	39,826
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(22,139)	$11,038	$(2,785)	$(8,253)	$(22,139)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$40,649	$43,011	$13,048	$(40,403)	$56,305
OTHER COMPREHENSIVE (LOSS) INCOME	(5,755)	875	(5,130)	4,255	(5,755)
CONSOLIDATED COMPREHENSIVE INCOME	34,894	43,886	7,918	(36,148)	50,550
Less: Comprehensive income attributable to noncontrolling interests	—	—	15,656	—	15,656
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$34,894	$43,886	$(7,738)	$(36,148)	$34,894

 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended September 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$151,019	$168,900	$39,565	$(167,332)	$192,152
OTHER COMPREHENSIVE LOSS	(6,137)	(507)	(5,130)	5,637	(6,137)
CONSOLIDATED COMPREHENSIVE INCOME	144,882	168,393	34,435	(161,695)	186,015
Less: Comprehensive income attributable to noncontrolling interests	—	—	41,133	—	41,133
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$144,882	$168,393	$(6,698)	$(161,695)	$144,882

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$421,896	$(159,009)	$34,245	$—	$297,132
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(79,310)	(10,818)	—	(90,128)
Proceeds from sale of property, plant and equipment	—	17	1,064	—	1,081
Acquisitions, net of cash acquired	—	—	(3,210)	—	(3,210)
Proceeds from sale of marketable securities	—	18,800	—	—	18,800
License fees	—	(5,000)	(700)	—	(5,700)
Net cash used in investing activities	—	(65,493)	(13,664)	—	(79,157)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(615)	(150)	—	(765)
Principal payments on Term Loans	(333,950)	—	—	—	(333,950)
Payment on AMS Convertible Notes	—	(66)	—	—	(66)
Principal payments on other indebtedness	—	—	(685)	—	(685)
Tax benefits of stock awards	—	4,268	—	—	4,268
Exercise of Endo Health Solutions Inc. stock options	15,317	—	—	—	15,317
Purchase of common stock	(156,000)	—	—	—	(156,000)
Issuance of common stock from treasury	4,606	—	—	—	4,606
Cash distributions to noncontrolling interests	—	—	(39,234)	—	(39,234)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(2,264)	—	(2,264)
Intercompany activity	—	(16,940)	16,940	—	—
Net cash used in financing activities	(470,027)	(13,353)	(25,393)	—	(508,773)
Effect of foreign exchange rate	—	—	95	—	95
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,131)	(237,855)	(4,717)	—	(290,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187	$217,901	$38,829	$—	$256,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(51,709)	$301,150	$169,090	$—	$418,531
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(34,176)	(5,433)	—	(39,609)
Proceeds from sale of property, plant and equipment	—	340	807	—	1,147
Acquisitions, net of cash acquired	—	(2,243,486)	(124,871)	—	(2,368,357)
Proceeds from investments	—	36,000	—	—	36,000
Purchases of investments	—	(6,009)	—	—	(6,009)
Other investments	—	436	(824)	—	(388)
Payment on contingent consideration	—	—	(662)	—	(662)
License fees	—	(2,300)	—	—	(2,300)
Proceeds from sale of business	—	—	12,990	—	12,990
Net cash used in investing activities	—	(2,249,195)	(117,993)	—	(2,367,188)
FINANCING ACTIVITIES:
Proceeds from issuance of 2019 and 2022 Notes	900,000	—	—	—	900,000
Proceeds from issuance of Term Loans	2,200,000	—	—	—	2,200,000
Proceeds from other indebtedness	—	—	302	—	302
Principal payments on Term Loans	(550,813)	—	—	—	(550,813)
Payment on AMS Convertible Notes	—	(519,040)	—	—	(519,040)
Deferred financing fees	(81,535)	—	—	—	(81,535)
Tax benefits of stock awards	—	5,519	—	—	5,519
Exercise of Endo Health Solutions Inc. stock options	21,780	—	—	—	21,780
Purchase of common stock	(34,702)	—	—	—	(34,702)
Cash distributions to noncontrolling interests	—	—	(39,392)	—	(39,392)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(402)	—	(402)
Intercompany activity	(2,407,354)	2,394,706	12,648	—	—
Net cash provided by (used in) financing activities	47,376	1,881,185	(26,844)	—	1,901,717
Effect of foreign exchange rate	—	—	397	—	397
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,333)	(66,860)	24,650	—	(46,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,400	404,169	16,645	—	466,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,067	$337,309	$41,295	$—	$419,671

NOTE 18. SUBSEQUENT EVENTS
Effective October 17, 2012, Apax Quartz (Cayman) L.P. (Apax), Endo Pharmaceuticals Inc., Endo Health Solutions Inc, and Generics International (US Parent) Inc. entered into an amendment to the Stock Purchase Agreement among the parties, dated September 28, 2010 (the Stock Purchase Agreement), whereby the parties agreed that within five business days of the execution of such amendment, 1) $52.0 million would be released to Apax from the Indemnity Escrow Fund (as defined in the Stock Purchase Agreement) established in connection with the Stock Purchase Agreement and 2) approximately $2.5 million would be released from the Indemnity Escrow Fund to the Company. Accordingly, following the release of these amounts, the total value of the Indemnity Escrow Fund will be reduced by $54.5 million and will equal $45.5 million. The Indemnity Escrow Fund was previously treated as a component of the Qualitest Pharmaceuticals purchase price and therefore this amendment does not have any impact on our cash or cash equivalents balances.

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
EXECUTIVE SUMMARY
About the Company
At our Annual Meeting of Stockholders on May 23, 2012, our stockholders approved the proposal to amend and restate our Amended and Restated Certificate of Incorporation to change our name from Endo Pharmaceuticals Holdings Inc. to Endo Health Solutions Inc, which we refer to herein as “Endo”, “we”, “us”, or the “Company”. This change became effective on May 23, 2012. Concurrently with this change, the Company also changed the names of its business segments. Effective May 23, 2012, the names of our business segments are Endo Pharmaceuticals (formerly Branded Pharmaceuticals), Qualitest (formerly Generics), AMS (formerly Devices) and HealthTronics (formerly Services).
Endo Health Solutions Inc. is a U.S. based, specialty healthcare solutions company with a diversified business model, operating in four key business segments—Endo Pharmaceuticals, Qualitest, AMS and HealthTronics. Our Endo Pharmaceuticals and Qualitest segments offer a variety of branded and generic pharmaceutical products in multiple therapeutic areas. AMS provides technology solutions to physicians treating men's and women's pelvic health conditions. Finally, HealthTronics provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics. As a combined entity, we deliver comprehensive healthcare solutions across our diversified businesses in key therapeutic areas, including pain and urology, and believe we are positioned to address the changing economics that are driving the continued transformation of the U.S. healthcare environment.
We believe our diversified business model enables us to strengthen our partnerships with providers, payers and patients by offering multiple products and platforms to deliver healthcare solutions. We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel. Endo Pharmaceuticals comprised approximately 56% and 55% of our revenues for the three and nine months ended September 30, 2012, respectively, compared to 56% and 62%, respectively, in the comparable 2011 periods. Lidoderm® comprised approximately 32% and 30% of our revenues for the three and nine months ended September 30, 2012, respectively, compared to 27% and 31%, respectively, for the three and nine months ended September 30, 2011. Our non-branded Qualitest portfolio, which accounted for 22% and 21%, respectively, of our revenues for the three and nine months ended September 30, 2012 and 19% and 22%, respectively, of our revenues for the three and nine months ended September 30, 2011, currently consists of products primarily focused on pain management. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. AMS accounted for 15% and 17% of our revenues for the three and nine months ended September 30, 2012, respectively, compared to 17% and 8%, respectively, for the three and nine months ended September 30, 2011. HealthTronics accounted for the remaining revenue for the three and nine months ended September 30, 2012 and 2011.
As of September 30, 2012, we have a dedicated pharmaceutical products sales force consisting of 481 sales representatives and 228 contracted sales representatives (subsequently reduced to 170 effective October 5, 2012 pursuant to a September 2012 amendment to our agreement with our partner, Ventiv Commercial Services, LLC) focusing primarily on pain products, 78 Endo sales representatives focusing primarily on bladder and prostate cancer products, 35 Endo medical center representatives focusing on the treatment of central precocious puberty and 17 Endo account executives focusing on managed markets customers. We also have 324 sales representatives focusing primarily on devices and 54 on services. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the United States.
Watson Litigation Settlement
On May 28, 2012, Endo Pharmaceuticals Inc. (EPI) entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®.

On August 23, 2012, Watson announced it received FDA approval on its Abbreviated New Drug Application (ANDA) for its lidocaine patch 5%, a generic version of Lidoderm®. The Company anticipates Watson will launch its generic version of Lidoderm® on September 15, 2013 pursuant to the terms of the Watson Settlement Agreement.
For further details, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Litigation-Related Contingencies
During the third quarter of 2012, we recorded an accrual in the amount of $82.6 million for certain of our legal proceedings, with respect to certain pricing litigation matters and the ongoing investigation by the United States Department of Health and Human Services, Office of Inspector General and the United States Department of Justice relating primarily to the sale, marketing and promotion of Lidoderm®. These matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impax
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement), with Impax Laboratories Inc. (Impax), the Company agreed to provide a payment to Impax should prescription sales of the non-crush resistant formulation of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to Impax launching a generic version of Opana® ER, expected to be in January 2013. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency (DEA) caused EPI to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the formulation designed to be crush-resistant and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012, triggering a $110.0 million liability under the Impax Settlement Agreement, which was subsequently reduced to $104.0 million based on a third quarter 2012 change in estimate with respect to this liability.
Pipeline Developments
BEMA® Buprenorphine
In January 2012, the Company signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine, a transmucosal form of buprenorphine which incorporates a bioerodible mucoadhesive (BEMA®) technology and is currently in phase III trials for the treatment of moderate to severe chronic pain. At this time, the Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. An additional $15.0 million payment related to the achievement of certain regulatory milestones was triggered and recorded as Research and development expense during the first quarter of 2012. We paid this amount in the second quarter of 2012. In August 2012, the Company and BioDelivery announced the initiation of the Phase 3 clinical program for BEMA® Buprenorphine for the treatment of moderate to severe chronic pain. Both studies are anticipated to be completed by late 2013 or early 2014.
JetTouchTM / Botox® Co-Development Program
In June 2012, our AMS business announced a co-development agreement with Allergan, Inc. to jointly develop and seek regulatory approval for the delivery of Botox® (onabotulinumtoxinA) using the JetTouchTM system for treatment of overactive bladder.
Recent Business Activity
Lidoderm®
In August 2012, the Company received a letter from the FDA, noting that it had denied our Citizen Petition (CP) related to the approval requirements for generic versions of Lidoderm®. Also on August 23, 2012, Watson announced it received FDA approval on its ANDA for its lidocaine patch 5%, a generic version of Lidoderm®. We anticipate Watson will launch its generic version of Lidoderm® in September of 2013 pursuant to the terms of the Company's settlement agreement with Watson.
Opana® ER
In December 2011, the FDA approved a formulation of Opana® ER designed to be crush-resistant, which will continue to be called Opana® ER with the same dosage strengths, color and packaging and similar tablet size. Endo transitioned to the crush-resistant formulation in March 2012 upon successfully accelerating production of this formulation. In June 2012, we announced the FDA had moved the old formulation of Opana® ER to the Orange Book Discontinued List in connection with our transition to the crush-

resistant formulation and in September 2012, we announced that, according to IMS Health data estimates, the crush-resistant formulation of Opana® ER now accounts for more than 90 percent of the Opana® ER total prescription volume.
On August 13 2012, EPI submitted a Citizen Petition with the FDA requesting that it (1) determine that the discontinued, non-crush-resistant version of Opana® ER approved under NDA No. 021610 was discontinued for safety and can no longer serve as a Reference List Drug (RLD) for an ANDA or generic applicant; (2) refuse to approve any pending ANDA for a generic version of the non-crush resistant version of Opana® ER approved under NDA No. 021610; and (3) suspend and withdraw the approval of any ANDA referencing Opana® ER approved under NDA No. 021610 as the RLD.
On August 31, 2012, EPI submitted an additional Citizen Petition requesting that the FDA (1) require that any ANDA referencing the crush-resistant formulation of Opana® ER contain data and information demonstrating that the proposed ANDA product is similarly crush-resistant; (2) classify extended-release opioid formulations incorporating crush-resistant technologies, such as the new Opana® ER, as new dosage forms in Appendix C of FDA's Orange Book; and (3) confirm that any ANDA referencing Opana® ER approved under NDA No. 021610 will not be identified in the Orange Book as therapeutically equivalent to the crush-resistant formulation of Opana® ER.
From September 21, 2012 through November 1, 2012, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Sandoz Inc. (Sandoz) and ThoRx Laboratories, Inc. (ThoRx) advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant.
MoXy® Fiber
In August 2012, the Company introduced the new 650kJ MoXy® fiber for our GreenLight XPS® system for photoselective vaporization of the prostate, which provides more than 50 percent more energy than the previous fiber for the same price. The new MoXy® fiber will enable physicians to treat larger glands with a single fiber, offering improved overall value and greater cost efficiency.
Montelukast Sodium Tablets
In August 2012, the Company announced it had launched its montelukast sodium tablets and chewable tablets, generic versions of Singulair®, following the expiration of the last patent that provides Merck U.S. market exclusivity. The Company began shipping the product immediately. Montelukast sodium tablets are labeled for use in treating symptoms of asthma and allergic rhinitis. The total combined branded and generic sales for montelukast sodium tablets and chewable tablets in the U.S. for the twelve months ending June 30, 2012 were approximately $4.9 billion, according to IMS Health.
Levetiracetam
In April 2012, Qualitest Pharmaceuticals announced it had received FDA approval on its ANDA for levetiracetam oral solution 100 mg/mL, a generic version of Keppra®. to begin distribution in late 2012. The total sales for levetiracetam oral solution 100 mg/mL in the U.S. for the twelve months ending December 31, 2011 were approximately $62.2 million, according to IMS Health. Subsequently, in July 2012, Qualitest Pharmaceuticals announced it had received FDA approval on its ANDA for levetiracetam extended-release 500 and 750 mg tablets, a generic version of Keppra XR®. The total sales for levetiracetam extended-release 500 and 750 mg tablets in the U.S. for the 12 months ending May 31, 2012 were approximately $124.8 million, according to IMS Health.
Other
In October, our Qualitest business received, through its partner Alembic Pharmaceuticals Limited, FDA approval for irbesartan tablets, a generic version of Avapro®, irbesartan/HCTZ tablets, a generic version of Avalide® and modafinil tablets, a generic version of Provigil®. Total combined branded and generic sales for irbesartan tablets, irbesartan/HCTZ tablets and modafinil tablets in the U.S. for the 12 months ended September 30, 2012 were approximately $1.7 billion, according to IMS Health.
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing
During the three months ended September 30, 2012, we changed our annual goodwill and indefinite-lived intangible assets impairment test date from January 1 to October 1. The change in the annual date for impairment testing will necessitate completing a test as of October 1, 2012 to ensure that no more than 12 months elapse between annual tests. We will complete this test in the fourth quarter ending December 31, 2012. We will prospectively apply the changes in the annual goodwill and indefinite-lived intangible asset impairment testing dates beginning on October 1, 2012 in future filings.
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
On September 27, 2012, the Company increased the size of its Board of Directors from nine to ten and appointed Jill D. Smith to fill this new vacancy. Ms. Smith currently serves on the board of SoundBite Communications and is a member of the executive committee for the Women's Cancer Program at Dana Farber Hospital, and a member of the board of trustees for The Rashi School. Previously, Ms. Smith served as the chairman of the board of directors and chief executive officer of DigitalGlobe, Inc., and prior to DigitalGlobe, Ms. Smith was president and chief executive officer of eDial, chief executive officer of SRDS, L.P., as well as chief operating officer of Micron Electronics, Inc. Ms. Smith also has served on the corporate boards of Elster Group and Smith & Hawken. Ms. Smith's earlier professional experience includes co-founding Treacy & Company, LLC, a consulting and boutique investment business and holding executive positions at Sara Lee Corporation and Bain & Company.
Government Regulations
EPI and Qualitest sell products that are “controlled substances” as defined in the Controlled Substances Act of 1970 (CSA), which establishes certain security and record keeping requirements administered by the DEA. The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Hydrocodone is currently regulated as a Schedule III substance. Pursuant to the Food and Drug Administration Innovation Safety Act FDASIA), Congress has required the FDA to convene a meeting to solicit advice and recommendations to assist in conducting a scientific and medical evaluation on whether to reschedule combination products containing hydrocodone. Our Qualitest business sells a significant amount of hydrocodone-containing products. Congress is acting in response to continued reports of misuse, abuse and addiction of products containing hydrocodone. An advisory committee to take public comments on the proposed rescheduling was originally planned for October 29-30, 2012. It was postponed due to weather conditions and we expect will be rescheduled in the near future. A change from a Schedule III substance to a Schedule II substance could restrict patient access to needed medication. It would also require significant changes to the entire industry's supply chain from manufacturers, to wholesalers and retailers. We believe the increased burden and cost to the healthcare system would be substantial. On October 25, 2012, the FDA published a briefing document that indicates that it will likely recommend to DEA that hydrocodone products remain in Schedule III. It did, however, acknowledge that the question still remains on how to reduce levels of abuse of hydrocodone combination products. As part of our expansion of our Huntsville site, we have factored in the potential for hydrocodone being rescheduled, which we believe puts our subsidiary, Qualitest Pharmaceuticals, in a very good position to comply quickly should hydrocodone be rescheduled.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired and (6) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, asset impairment charges, and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Revenues. Revenues for the three months ended September 30, 2012 decreased 1% to $750.5 million. This decrease was primarily driven by reduced revenues from our AMS and Endo Pharmaceuticals segments. This fluctuation was partially offset by revenue growth from our Qualitest segment. For the nine months ended September 30, 2012, total revenues increased 16% to $2,226.3 million from the comparable 2011 period. This increase in revenues was primarily driven by revenue growth from our Endo Pharmaceuticals, Qualitest and HealthTronics segments as well as the timing of our acquisition of AMS during the second quarter of 2011, from which we derived a full period's revenue during the nine months ended September 30, 2012 compared to less than four months during the comparable 2011 period.

The following table displays our revenues by category and as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands). We have retrospectively revised the segment presentation for all periods presented reflecting a change from three to four reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Lidoderm®	$238,282	32	$207,364	27	$676,302	30	$592,929	31
Opana® ER	62,232	8	97,753	13	236,731	11	275,221	14
Voltaren® Gel	35,483	5	36,260	5	79,173	4	104,213	5
Percocet®	24,209	3	28,130	4	73,413	3	82,765	4
Frova®	15,706	2	14,815	2	45,352	2	42,186	2
Supprelin® LA	14,534	2	12,695	2	42,777	2	36,432	2
Other brands	26,199	3	28,494	4	69,257	3	65,546	3
Total Endo Pharmaceuticals*	416,645	56	425,511	56	1,223,005	55	1,199,292	62
Qualitest	166,070	22	147,975	19	471,310	21	415,431	22
AMS	113,304	15	131,519	17	371,601	17	158,331	8
HealthTronics	54,463	7	54,073	7	160,387	7	153,661	8
Total revenues*	$750,482	100	$759,078	100	$2,226,303	100	$1,926,715	100

_____________

*	– Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three and nine months ended September 30, 2012 increased 15% to $238.3 million and 14% to $676.3 million, respectively, from the comparable 2011 periods. We were required to pay Hind royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011. Hind royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. Due to the expiration of the Hind royalty, net sales were $22.5 million and $64.5 million higher during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Lidoderm® had solid performance this year, reflected by its double-digit growth and increase in scripts from the comparable 2011 periods, and continues to generate strong cash flow that we can use to invest in our business to continue to further diversify our revenue base. Pursuant to the Watson Settlement Agreement, we expect Watson to launch its lidocaine patch 5%, a generic version of Lidoderm®, on September 15, 2013, negatively impacting future net sales of Lidoderm®.
Opana® ER. Net Sales of Opana® ER for the three and nine months ended September 30, 2012 decreased 36% to $62.2 million and 14% to $236.7 million, respectively, from the comparable 2011 periods. The revenue decrease during the three months ended September 30, 2012 was primarily related to decreased volumes associated with our transition to our formulation of Opana® ER, designed to be crush-resistant, which we began selling in March 2012 after our first quarter supply disruption associated with the temporary shutdown of Novartis's Lincoln, Nebraska manufacturing facility. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues during the three months ended September 30, 2012 have not returned to historical pre-transition levels. The decrease during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was driven by a combination of the reduced volumes associated with our previously discussed transition efforts as well as the direct impact of the first quarter 2012 supply disruption.
Voltaren® Gel. Net sales of Voltaren® Gel for the three and nine months ended September 30, 2012 decreased 2% to $35.5 million and 24% to $79.2 million, respectively, from the comparable 2011 periods. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis's Lincoln, Nebraska manufacturing facility, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production and sale of Voltaren® Gel resumed. As a result of the first quarter 2012 supply constraints, sales during the second quarter of 2012 included the effects of wholesaler restocking efforts, which did not reoccur during the third quarter of 2012. On a full-year basis, we believe the supply of Voltaren® Gel in the marketplace is returning to historical pre-shortage levels at September 30, 2012. The sales decrease during the nine months ended September 30, 2012 from the comparable 2011 period was primarily driven by the fact that we sold no Voltaren® Gel during the first quarter of 2012. This decline was partially offset by the net effect of the market's efforts to return stock of Voltaren® Gel to normal levels during the second quarter of 2012.
Percocet®. Net sales of Percocet® for the three and nine months ended September 30, 2012 decreased 14% to $24.2 million and 11% to $73.4 million, respectively, from the comparable 2011 periods. These decreases were primarily attributable to reduced volumes.

Frova®. Net sales of Frova® for the three and nine months ended September 30, 2012 increased 6% to $15.7 million and 8% to $45.4 million from the comparable 2011 periods. These increases were primarily attributable to price increases, partially offset by reduced volumes.
Supprelin® LA. Net sales of Supprelin® LA for the three and nine months ended September 30, 2012 increased 14% to $14.5 million and 17% to $42.8 million, respectively, from the comparable 2011 periods. These increases were driven by increases to both price and volume, resulting primarily from an increase in new patient starts and a growing base of continued care patients. We believe this growth is largely due to a strong base of national opinion leader support and ongoing efforts to streamline the treatment initiation process.
Other brands. Net sales of our other branded products for the three and nine months ended September 30, 2012 decreased 8% to $26.2 million and increased 6% to $69.3 million, respectively, from the comparable 2011 periods. For the three months ended September 30, 2012, the decrease was primarily driven by decreased sales of Opana® as demand continues to shift to Opana® ER, partially offset by increased revenues from Valstar® and Fortesta® Gel. For the nine months ended September 30, 2012, the increase was primarily driven by sales growth of Vantas®, Valstar® and Fortesta® Gel, partially offset by decreased sales of Opana®.
Qualitest. Net sales of our generic products for the three and nine months ended September 30, 2012 increased 12% to $166.1 million and 13% to $471.3 million, respectively, from the comparable 2011 periods. These increases were primarily driven by strong demand for Qualitest's diversified product portfolio and favorable pricing as a result of market opportunities, which drove gross profit of nearly 40%. During the three and nine months ended September 30, 2012, Qualitest's top 15 products represented approximately $97.2 million and $288.1 million, respectively, representing increases of 5% and 15%, respectively, from the comparable 2011 periods. These increases, which were largely driven by increased volumes and pricing upside, were partially offset by reduced revenues from products impacted by the supply disruption associated with the previously disclosed temporary shutdown of Novartis Consumer Health's Lincoln, Nebraska manufacturing facility.
AMS. Revenues from our AMS segment during the three months ended September 30, 2012 decreased 14% to $113.3 million from the comparable 2011 period. This fluctuation was primarily due to revenues from AMS's women's and men's health lines, which decreased $8.8 million and $8.2 million, respectively, from the comparable 2011 period. The decrease in women's health revenues related primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures, which may be in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI, as well as to the attorney advertising associated with the transvaginal mesh litigation. The decrease in the men's health revenues related primarily to unusually high sales volume of the AMS® 800 artificial urinary sphincter during the three months ended September 30, 2011 as well as the impact of fluctuations in foreign currencies. The unusually high level of third quarter 2011 sales resulted from a May 2011 recall which prevented AMS from selling the AMS® 800 leading into the third quarter of 2011 and favorably impacted third quarter 2011 sales as a result of the market's efforts to return supply of the AMS® 800 to normal levels. AMS revenues for the nine months ended September 30, 2012 increased 135% to $371.6 million from the comparable 2011 period. This increase is attributable to the timing of our acquisition of AMS, which contributed revenue during the full nine months ended September 30, 2012 compared to less than four months of revenue during the comparable 2011 period.
HealthTronics. Revenues from our HealthTronics segment for the three and nine months ended September 30, 2012 increased 1% to $54.5 million and 4% to $160.4 million, respectively, from the comparable 2011 periods. These increases were primarily attributable to the revenues from the electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011, partially offset by the loss of sales from our IGRT business, which was sold in August 2011.

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$294,267	39	$302,172	40	$953,657	43	$770,427	40
Selling, general and administrative	210,446	28	244,359	32	698,522	31	581,878	30
Research and development	48,952	7	43,884	6	183,067	8	126,854	7
Patent litigation settlement, net	(46,238)	(6)	—	—	85,123	4	—	—
Litigation-related contingencies	82,600	11	—	—	82,600	4	—	—
Asset impairment charges	11,163	1	22,691	3	54,163	2	22,691	1
Acquisition-related and integration items, net	5,776	1	5,818	1	16,580	1	29,517	2
Total costs and expenses*	$606,966	81	$618,924	82	$2,073,712	93	$1,531,367	79

_____________

*	– Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. For the nine months ended September 30, 2012, Cost of revenues increased 24% to $953.7 million from the comparable 2011 period. The increase during the nine months ended September 30, 2012 was primarily driven by increased revenues and our June 2011 acquisition of AMS, which contributed approximately $122.0 million to our Cost of revenues during the nine months ended September 30, 2012 compared to $75.5 million during the nine months ended September 30, 2011. Our full year 2012 Cost of revenues amount was also impacted by the first quarter charge of $110.0 million related to the 2010 Impax Settlement Agreement and the offsetting $6.0 million of income recognized in the third quarter of 2012 resulting from a subsequent change in estimate with respect to this liability. Cost of revenues for the three months ended September 30, 2012 decreased 3% to $294.3 million when compared to the three months ended September 30, 2011. This decrease was primarily driven by the $6.0 million of income related to the change in estimate recognized with respect to the Impax Settlement Agreement liability. Gross profit margins for the three and nine months ended September 30, 2012 were 61% and 57%, respectively, compared to 60% during both the three and nine months ended September 30, 2011. The increase in gross profit margin for the three months ended September 30, 2012 was also primarily driven by the change in estimate recognized with respect to the Impax Settlement Agreement liability. The decrease in gross profit margin for the nine months ended September 30, 2012 was primarily due to changes in the mix of revenues and the corresponding margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2012 decreased 14% to $210.4 million and increased 20% to $698.5 million, respectively, from the comparable 2011 periods. The decrease during the three months ended September 30, 2012 was primarily driven by the results of ongoing, company-wide efforts to reduce costs. Additionally, during the three months ended September 30, 2012, we incurred expenses of $7.7 million related to certain integration costs and separation benefits incurred in connection with continued efforts to enhance the Company’s operations, which was down from $12.3 million during the three months ended September 30, 2011. The increase during the nine months ended September 30, 2012 was primarily attributable to the timing of our acquisition of AMS and the inclusion, during the nine months ended September 30, 2012, of $204.0 million of AMS Selling, general and administrative expense, representing a full nine months of AMS expense, compared to $89.3 million in the comparable 2011 periods, representing less than four months of AMS Selling, general and administrative expense.
Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2012 increased 12% to $49.0 million and 44% to $183.1 million, respectively, from the comparable 2011 periods. The increase during the nine months ended September 30, 2012 relates primarily to the addition of AMS's research and development portfolio upon our June 2011 acquisition of AMS. Due to the timing of our AMS acquisition, AMS incurred Research and development expenses during the entire nine month period ended September 30, 2012, as compared to a partial period's expense during the nine months ended September 30, 2011. The remaining increases during both the three and nine months ended September 30, 2012 are primarily attributable to the inclusion of $2.5 million of certain integration costs and separation benefits, classified as Research and development expense, that were incurred during the three months ended September 30, 2012 in connection with continued efforts to enhance the Company’s operations, as well as the progress of our portfolio’s development and the expansion of our efforts in the pharmaceutical discovery and device research and development areas. During the three and nine months ended September 30, 2012 we incurred $3.9 million and $53.7 million, respectively, in expense related to milestones classified as Research and development expense compared to $2.4 million and $18.3 million, respectively, in the comparable 2011 periods.

Patent Litigation Settlement, net. On May 28, 2012, Endo Pharmaceuticals Inc. (EPI) entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it received FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the United States. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson, or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity.
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
The Company has concluded that the Watson Settlement Agreement is a multiple-element arrangement and during the second quarter of 2012 recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
The Company believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the net charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined represent the value accruing to Watson. As a result of using a fair value measurement, the charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations. Future changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement, net during the period of change. Future changes in estimates to the settlement liability could have a material impact on our results of operations.
On August 23, 2012, Watson announced it received FDA approval on its ANDA for its lidocaine patch 5%, a generic version of Lidoderm®. The Company anticipates Watson will launch its generic version of Lidoderm® on September 15, 2013 pursuant to the terms of the Watson Settlement Agreement. In light of Watson's anticipated September 2013 launch, the Company reassessed its obligation to Watson and believes it will not be obligated to provide to Watson’s wholesaler affiliate branded Lidoderm® product beyond September 2013. Accordingly, in the third quarter of 2012, the Company recognized a change in estimate with respect to its obligation and reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million. The corresponding gain of $46.2 million was recorded in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations.
Litigation-Related Contingencies. Litigation-related contingencies for both the three and nine months ended September 30, 2012 totaled $82.6 million in expense. This amount relates to charges associated with certain of our legal proceedings as described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Asset Impairment Charges. Asset impairment charges for the three and nine months ended September 30, 2012 were $11.2 million and $54.2 million, respectively, compared to $22.7 million in the each of the comparable 2011 periods. These impairment charges, as well as an assessment for an additional potential impairment charge, are further discussed below.
AMS IPR&D Impairment
As a result of market and potential regulatory changes affecting the commercial potential in the United States for one of the AMS IPR&D assets, the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, which was assigned to our AMS segment and was recorded in the Asset impairment charges line of our Condensed Consolidated Statements of Operations. The fair value of this asset was determined using a discounted cash flow model, or income approach. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges of up to $1.0 million.
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
As part of our first quarter 2012 Form 10-Q filing, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. In accordance with the applicable accounting guidance, the Company assessed the recoverability of this asset by comparing its carrying amount to its forecasted undiscounted future cash flows and determined that its carrying value exceeded its undiscounted future cash flows, indicating an impairment existed. The Company then determined the fair value of the Sanctura XR® intangible asset to be $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value.
To estimate fair value, we assessed the estimates of the amount and timing of future cash flows from royalties and milestones received from Allergan related to net sales of the product. To calculate the fair value of the Sanctura XR® intangible asset during the first quarter of 2012, the Company used an income approach using a discounted cash flow model considering management’s current evaluation of the above mentioned factors. The Company utilized probability-weighted cash flow models using a present value discount factor commensurate with the overall risk associated with this particular product. The cash-flow models included our best estimates of future royalties from Allergan related to sales of Sanctura XR® in light of generic competition. At the time of this assessment, the Company believed that the level and timing of cash flows assumed, discount rate and probabilities used in the model appropriately reflected market participant assumptions.

In October 2012, Watson announced that it had received FDA approval for its generic version of Sanctura XR® and that it intended to begin shipping its product immediately. As a result of this announcement, the Company concluded that an additional impairment assessment was required. Accordingly, the Company again evaluated the recoverability of the asset and determined that an impairment existed. Using a valuation model similar to that described above, and assumptions that we presently believe reflect market participant assumptions, the fair value of the Sanctura XR® intangible asset was determined to be $5.0 million at September 30, 2012. Accordingly, the Company recorded an additional pre-tax non-cash impairment charge of $11.2 million in September 2012, representing the difference between the carrying value of the intangible asset and its estimated fair value. The remaining net book value will be amortized over a shortened useful life commensurate with the expected rate of erosion due to generic competition. The above mentioned impairment charges, which were assigned to our Endo Pharmaceuticals segment, were recognized in earnings and included in the Asset impairment charges line item in the Condensed Consolidated Statements of Operations. Changes in any of our assumptions may result in a further reduction to the estimated fair value of the Sanctura XR® intangible asset and could result in additional and potentially full future impairment charges.
Opana® ER Impairment Assessment
From September 21, 2012 through November 1, 2012, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva, Amneal, Sandoz and ThoRx advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. EPI intends, and has been advised by Grünenthal that they too intend, to vigorously defend the intellectual property rights covering Opana® ER and to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Teva, Amneal, Sandoz or ThoRx is able to obtain FDA approval of its product, it may be able to launch a generic version of Opana® ER prior to the applicable patents' expirations in 2023, 2024, 2025 and 2029 respectively.
While the original formulation of Opana® ER is safe and effective when taken as prescribed, it was nevertheless subject to abuse, misuse and diversion. Consequently, our subsidiary, EPI discontinued from sale for safety reasons all strengths of Opana® ER approved under New Drug Application (NDA) No. 021610 and notified the FDA of this discontinuation. As a result, the FDA moved Opana® ER to the Discontinued List section of the Agency's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). On August 13, 2012, EPI submitted a Citizen Petition with the FDA requesting that it (1) determine that the discontinued, non-crush-resistant version of Opana® ER approved under NDA No. 021610 was discontinued for safety and can no longer serve as a Reference List Drug (RLD) for an ANDA or generic applicant; (2) refuse to approve any pending ANDA for a generic version of the non-crush resistant version of Opana® ER approved under NDA No. 021610; and (3) suspend and withdraw the approval of any ANDA referencing Opana® ER approved under NDA No. 021610 as the RLD. The petition emphasizes the potential widespread availability of non-crush resistant generics of all strengths of Opana® ER in early 2013 and calls into question whether generics can properly be marketed in view of the discontinuation of Opana® ER for safety reasons.
On August 31, 2012, EPI submitted an additional Citizen Petition requesting that the FDA (1) require that any ANDA referencing the crush-resistant formulation of Opana® ER contain data and information demonstrating that the proposed ANDA product is similarly crush resistant; (2) classify extended-release opioid formulations incorporating crush-resistant technologies, such as the new Opana® ER, as new dosage forms in Appendix C of the FDA's Orange Book; and (3) confirm that any ANDA referencing Opana® ER approved under NDA No. 021610 will not be identified in the Orange Book as therapeutically equivalent to the crush-resistant formulation of Opana® ER. The petition emphasizes that the abuse of prescription opioid analgesics is at the center of a major public health crisis of addiction, misuse, abuse, overdose and death and that objective criteria are required to evaluate whether a formulation is truly crush-resistant. Other than an acknowledgment of receipt, we have received no response from the FDA to either Citizen Petition.
In light of the recent receipt of the Paragraph IV Notices on the crush-resistant formulation of Opana® ER, we concluded that an impairment assessment was required to evaluate the recoverability of the Opana® ER indefinite-lived intangible assets and performed this analysis in conjunction with our third quarter 2012 10-Q filing. In performing this assessment, we calculated the anticipated undiscounted cash flows related to Opana® ER on a probability-weighted basis, considering the potential outcomes that could result from the recent regulatory developments discussed in the above paragraphs, and concluded that no impairment charge was required at September 30, 2012. Changes in any of the assumptions used in determining the fair value of this asset may result in the need for future impairment testing, which could result in future impairment charges.
Other Impairment Charges
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

Acquisition-Related and Integration Items, net. Acquisition-related and integration items, net for the three and nine months ended September 30, 2012 were $5.8 million in expense and $16.6 million in expense, respectively, compared to $5.8 million in expense and $29.5 million in expense, respectively, in the comparable 2011 periods. Acquisition-related and integration items, net for the three and nine months ended September 30, 2012 and 2011 primarily consisted of transaction fees including legal, separation, integration, and other expenses for our acquisitions as well as changes in the fair value of acquisition-related contingent consideration.
Interest Expense, net. The components of interest expense, net for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$45,620	$52,939	$138,706	$97,587
Interest income	(115)	(147)	(320)	(445)
Interest expense, net	$45,505	$52,792	$138,386	$97,142
Interest expense during the three and nine months ended September 30, 2012 was $45.6 million and $138.7 million, respectively, compared with $52.9 million and $97.6 million, respectively, in the comparable 2011 periods. The decrease during the three months ended September 30, 2012 was primarily attributable to decreases in our average total indebtedness resulting from continued repayments of the term loan indebtedness that originated in June 2011. The increase during the nine months ended September 30, 2012 was primarily attributable to increases in our average total indebtedness resulting from our June 2011 borrowings of $900.0 million of senior notes and $2.2 billion of term loan indebtedness in connection with our June 2011 acquisition of AMS.
Net Loss on Extinguishment of Debt. In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5.4 million of the remaining unamortized financing costs were written off in connection with our February 2012 prepayment and additional $1.8 million was written off in connection with the third quarter 2012 prepayments. These amounts were included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
In June 2011, upon establishing our 2011 Credit Facility, we terminated our then existing credit facility. Unamortized financing costs associated with the prior credit facility totaled approximately $14.7 million on June 17, 2011. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $8.5 million of this amount was written off in June 2011 and included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
Other (Income) Expense, Net. Other (income) expense, net for the three and nine months ended September 30, 2012 was $0.3 million in income and $0.5 million in expense, respectively, which compares to $3.0 million in income and $2.8 million in income, respectively, in the comparable 2011 periods.
Income Tax. The effective income tax rate was 29.3% and (142.7)% for the three and nine months ended September 30, 2012, respectively, compared to 37.7% and 34.3% for the three and nine months ended September 30, 2011, respectively.
Income tax for the three months ended September 30, 2012 decreased 17% to $28.3 million of expense from $34.1 million of expense during the three months ended September 30, 2011. This decrease was due to an increase in income before income tax and a decrease in the effective tax rate. The decrease in the effective tax rate was primarily driven by the establishment of an $8.5 million valuation allowance in the comparable 2011 period against an anticipated capital loss on our cost method investment in a privately held company. A benefit of $5.8 million was also recorded during the three months ended September 30, 2012 for the release of reserves established for uncertain tax positions due to the expiration of federal and state statute of limitations for assessments. A similar benefit of $4.2 million was recorded in the comparable prior period for the release of reserves on uncertain tax positions due to the expiration of federal and state statute of limitations.
Income tax for the nine months ended September 30, 2012 totaled $9.3 million of benefit compared to $100.3 million of expense during the nine months ended September 30, 2011. This fluctuation was primarily driven by a decrease in income before income tax, the establishment of an $8.5 million valuation allowance in the comparable 2011 period against an anticipated capital loss on our cost method investment in a privately held company and the recording of a $6.3 million benefit for a prior period adjustment during the second quarter of 2012 related to the reversal of a 2010 capital loss valuation allowance recorded in connection with our acquisition of HealthTronics, Inc. The valuation allowance was reversed because of a 2011 transaction that resulted in a realized ordinary loss for income tax purposes. A benefit of $5.8 million was also recorded during the nine months ended September 30, 2012 for the release of reserves established for uncertain tax positions due to the expiration of federal and state statute of limitations for assessments. A similar benefit of $7.9 million was recorded in the comparable prior period for the release of reserves on uncertain tax positions due to the expiration of statute of limitations and an IRS audit settlement for the tax years 2006 through 2008.
2012 Outlook. We estimate that our 2012 total revenues will be approximately $3.05 billion. Our estimate is based on the continued growth of both our Qualitest and Endo Pharmaceuticals portfolios—driven by ongoing prescription demand for our key inline products, including Lidoderm®, Opana® ER, and Voltaren® Gel—and the full-year effect of the AMS acquisition. Cost of revenues as a percent of total revenues is expected to increase when compared to 2011. This increase is expected due to a full year of amortization expense associated with the intangible assets acquired with AMS as well as growth in lower margin generic and branded pharmaceutical products in 2012, partially offset by a full year’s revenues from the AMS acquisition. Selling, general and administrative expenses as a percentage of revenues are expected to decline in 2012 relative to 2011, reflecting new approaches to customer segmentation and marketing, annualized effects of the prior year’s cost reduction efforts, forecasted synergies associated with our AMS acquisition, as well as 2012 operating efficiency improvements and redeployment of flexible spending. The total amount of selling, general and administrative expenses will increase year over year, however, reflecting the full year effects of our acquisitions. Research and development expenses are expected to increase due to the addition of AMS’s research and development portfolio to our existing programs, the progress of our branded pharmaceutical portfolio’s development, as well as the expansion of our efforts in the pharmaceutical discovery and device research and development areas. Of course, there can be no assurance that the Company will achieve these results.
Business Segment Results Review
In the fourth quarter of 2011, as a result of our strategic planning process, the Company’s executive leadership team reorganized the manner in which it views our various business activities. Management’s intention was to enhance its level of understanding of the entity’s performance, better assess its prospects and future cash flow potential and ultimately make more informed operating decisions about resource allocation and the enterprise as a whole. Based on this change, we reassessed our reporting structure under the applicable accounting guidance and determined that the Company now has four reportable segments: (1) Endo Pharmaceuticals, (2) Qualitest, (3) AMS and (4) HealthTronics. We have retrospectively revised the segment presentation for all periods presented reflecting the change from three to four reportable segments. Additionally, concurrent with the Company’s May 2012 enterprise-wide rebranding initiative and corporate name change, the Company changed the names of its reportable segments to better align with these efforts. These changes to our segments have no impact on the Company’s Condensed Consolidated Financial Statements for all periods presented. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed below.
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
Qualitest
The Qualitest segment is comprised of our legacy Endo non-branded generics portfolio and the portfolio from the Qualitest Pharmaceuticals business, which we acquired in 2010. Our generics business has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and BPH therapy. These business lines are discussed in greater detail within Note 5. Acquisitions in the Condensed Consolidated Financial Statements. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia, and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our devices customers or distributors accounted for ten percent or more of our total revenues during the three or nine months ended September 30, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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
Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues to external customers
Endo Pharmaceuticals	$416,645	$425,511	$1,223,005	$1,199,292
Qualitest	166,070	147,975	471,310	415,431
AMS(1)	113,304	131,519	371,601	158,331
HealthTronics	54,463	54,073	160,387	153,661
Total consolidated net revenues to external customers	$750,482	$759,078	$2,226,303	$1,926,715
_____________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AMS:
United States	$75,480	$91,807	$246,385	$107,378
International	37,824	39,712	125,216	50,953
Total AMS revenues	$113,304	$131,519	$371,601	$158,331
Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment for the three and nine months ended September 30, 2012 decreased 2% to $416.6 million and increased 2% to $1,223.0 million, respectively, from the comparable 2011 periods. The decrease during the three months ended September 30, 2012 was primarily attributable to decreased revenue from Opana® ER, partially offset by an increase from Lidoderm®. The increase during the nine months ended September 30, 2012 was primarily driven by increased revenues from Lidoderm®, partially offset by decreases from Voltaren® Gel and Opana® ER.

Qualitest. Net sales of our generic products for the three and nine months ended September 30, 2012 increased 12% to $166.1 million and 13% to $471.3 million, respectively, from the comparable 2011 periods. These increases were primarily driven by strong demand for Qualitest's diversified product portfolio and favorable pricing as a result of market opportunities, which drove gross profit of nearly 40%. During the three and nine months ended September 30, 2012, Qualitest's top 15 products represented approximately $97.2 million and $288.1 million, respectively, representing increases of 5% and 15%, respectively, from the comparable 2011 periods. These increases, which were largely driven by increased volumes and pricing upside, were partially offset by reduced revenues from products impacted by the supply disruption associated with the previously disclosed temporary shutdown of Novartis Consumer Health's Lincoln, Nebraska manufacturing facility.
AMS. Revenues from our AMS segment during the three months ended September 30, 2012 decreased 14% to $113.3 million from the comparable 2011 period. This fluctuation was primarily due to revenues from AMS's women's and men's health lines, which decreased $8.8 million and $8.2 million, respectively, from the comparable 2011 period. The decrease in women's health revenues related primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures, which may be in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI, as well as to the attorney advertising associated with the transvaginal mesh litigation. The decrease in the men's health revenues related primarily to unusually high sales volume of the AMS® 800 artificial urinary sphincter during the three months ended September 30, 2011 as well as the impact of fluctuations in foreign currencies. The unusually high level of third quarter 2011 sales resulted from a May 2011 recall which prevented AMS from selling the AMS® 800 leading into the third quarter of 2011 and favorably impacted third quarter 2011 sales as a result of the market's efforts to return supply of the AMS® 800 to normal levels. AMS revenues for the nine months ended September 30, 2012 increased 135% to $371.6 million from the comparable 2011 period. This increase is attributable to the timing of our acquisition of AMS, which contributed revenue during the full nine months ended September 30, 2012 compared to less than four months of revenue during the comparable 2011 period.
HealthTronics. Revenues from our HealthTronics segment for the three and nine months ended September 30, 2012 increased 1% to $54.5 million and 4% to $160.4 million, respectively, from the comparable 2011 periods. These increases were primarily attributable to the revenues from the electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc. which we acquired in the second half of 2011, partially offset by the loss of sales from our IGRT business, which was sold in August 2011.
Adjusted income before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted income (loss) before income tax
Endo Pharmaceuticals	$216,728	$231,887	$624,927	$634,762
Qualitest	45,840	26,932	132,500	74,445
AMS	21,081	35,272	77,383	45,005
HealthTronics	16,639	19,483	42,053	49,665
Corporate unallocated	(73,854)	(93,844)	(249,934)	(217,145)
Total consolidated adjusted income before income tax	$226,434	$219,730	$626,929	$586,732
Endo Pharmaceuticals. Adjusted income before income tax during the three and nine months ended September 30, 2012 decreased 7% to $216.7 million and 2% to $624.9 million, respectively, from the comparable 2011 periods. The decrease for the three months ended September 30, 2012 was primarily attributable to decreased sales of Opana® ER, partially offset by increased sales of Lidoderm®. The decrease for the nine months ended September 30, 2012 was primarily driven by decreased expense associated with our company-wide efforts to reduce costs. Additionally, despite the increase in total revenues for the segment, total gross margin decreased due to the revenue mix during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Qualitest. Adjusted income before income tax during the three and nine months ended September 30, 2012 increased 70% to $45.8 million and 78% to $132.5 million, respectively, from the comparable 2011 periods. These increases were primarily driven by the continued revenue growth of our generics business. Additionally, price increases on certain of our generics products resulted in higher overall margins in our Qualitest segment.
AMS. Adjusted income before income tax during the three and nine months ended September 30, 2012 decreased 40% to $21.1 million and increased 72% to $77.4 million, respectively, from the comparable 2011 periods. The decrease for the three months ended September 30, 2012 was primarily attributable to reduced revenues from AMS's men's and women's health lines. The increase for the nine months ended September 30, 2012 was primarily driven by the timing of our June 2011 acquisition of AMS, which contributed a full period's results during the nine months ended September 30, 2012, compared to less than four months in the comparable 2011 period.
HealthTronics. Adjusted income before income tax during the three and nine months ended September 30, 2012 decreased 15% to $16.6 million and 15% to $42.1 million, respectively, from the comparable 2011 periods. These decreases were primarily driven by costs incurred associated with the two electronic medical records software companies, Intuitive Medical Software, LLC and meridianEMR, Inc., that we acquired in the second half of 2011.
Corporate unallocated. Corporate unallocated adjusted loss before income tax during the three and nine months ended September 30, 2012 decreased 21% to $73.9 million and increased 15% to $249.9 million, respectively, from the comparable 2011 periods. The decrease for the three months ended September 30, 2012 was primarily attributable to the previously discussed decrease in interest expense as well as company-wide reductions to Selling, general and administrative expense. The increase for the nine months ended September 30, 2012 was primarily driven by the previously discussed increase in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total consolidated adjusted income before income tax	$226,434	$219,730	$626,929	$586,732
Upfront and milestone payments to partners	(5,338)	(2,355)	(56,905)	(27,346)
Asset impairment charges	(11,163)	(22,691)	(54,163)	(22,691)
Acquisition-related and integration items, net	(5,776)	(5,818)	(16,580)	(29,517)
Separation benefits and other cost reduction initiatives	(11,590)	(13,603)	(26,958)	(17,598)
Amortization of intangible assets	(58,735)	(58,846)	(170,659)	(136,501)
Inventory step-up	—	(23,937)	(880)	(40,718)
Non-cash interest expense	(5,209)	(4,754)	(15,354)	(14,014)
Net loss on extinguishment of debt	(1,789)	—	(7,215)	(8,548)
Accrual for payment to Impax related to sales of Opana® ER	6,000	—	(104,000)	—
Patent litigation settlement items, net	46,238	—	(85,123)	—
Litigation-related contingencies	(82,600)	—	(82,600)	—
Other income (expense), net	—	2,636	—	2,636
Total consolidated income (loss) before income tax	$96,472	$90,362	$6,492	$292,435
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $356.9 million at September 30, 2012 compared to $666.3 million at December 31, 2011. Historically, we have generated positive cash flow from operating activities and have had broad access to financial markets that provide liquidity. Cash, cash equivalents and current marketable securities were approximately $256.9 million at September 30, 2012 compared to $547.6 million at December 31, 2011. Cash and cash equivalents at September 30, 2012 and December 31, 2011 primarily consisted of bank deposits, time deposits and money market funds.
In 2012, we expect that sales of our currently marketed branded and generic products as well as our devices and our services will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and current marketable securities to be sufficient to cover cash needs for working capital, general corporate expenses, the payment of contractual obligations including scheduled principal and interest payments on our outstanding borrowings, capital expenditures, common stock repurchases and any regulatory and/or sales milestones that may become due.
Beyond 2012, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain acquisitions of other businesses, including the potential payments related to contingent cash consideration obligations, litigation contingencies, the Impax Settlement Agreement, products, product rights, or technologies, the payment of contractual obligations including principal and interest payments on our indebtedness and our Revolving Credit Facility (defined below), and certain minimum royalties due to Novartis and the regulatory or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.
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
In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively.
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
The following table provides the range of shares that would be included in the dilutive net income per share calculation for the Convertible Notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2012				(1)	Three Months Ended June 30, 2012
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$34.66	$36.48		$38.30	$40.13	$31.58	$33.24		$34.90	$36.56
Impact on dilutive shares:
Convertible Notes	2,047	2,594		3,088	3,540	979	1,581		2,123	2,616
Warrants	—	—		—	42	—	—		—	—
	2,047	2,594	(2)	3,088	3,582	979	1,581	(3)	2,123	2,616

	Three Months Ended September 30, 2012
	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$29.88	$31.45		$33.02	$34.60
Impact on dilutive shares:
Convertible Notes	296	929		1,504	2,028
Warrants	—	—		—	—
	296	929	(3)	1,504	2,028
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

(3)	Amount included in total diluted shares outstanding of 121.1 million and 119.6 million for the three months ended June 30, 2012 and September 30, 2012, respectively.
3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041. As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS. From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at September 30, 2012, excluding accrued interest.
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
Pursuant to our share repurchase programs, we purchased approximately 4.7 million shares of our common stock during the nine month period ended September 30, 2012 totaling $156.0 million and approximately 0.9 million shares of our common stock during the nine month period ended September 30, 2011 totaling $34.7 million.
Employee Stock Purchase Plan. At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Health Solutions Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is one percent of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of Stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense related to the ESPP totaled $1.1 million during the nine months ended September 30, 2012. The Company issued 170,124 shares from treasury totaling $4.6 million during the nine months ended September 30, 2012 pursuant to the ESPP.
Marketable Securities. In June 2012, our remaining auction-rate securities were called at par and we received proceeds of $18.8 million. Prior to being sold, these auction-rate securities had been classified as available-for-sale securities and had therefore been maintained at their fair value, with changes in value being recorded as part of Other comprehensive income (loss), net. Due to the fact that we received proceeds equal to par, the auction-rate securities were adjusted to their fair value of $18.8 million, with a corresponding gain to Other comprehensive income (loss), net. The previously recognized cumulative unrealized holding loss associated with these securities of $1.5 million was reversed in its entirety. As a result, no gain or loss was realized.
Working Capital. Working capital decreased to $356.9 million as of September 30, 2012 from $666.3 million as of December 31, 2011. The components of our working capital as of September 30, 2012 and December 31, 2011 are below (in thousands):

	September 30, 2012	December 31, 2011
Total current assets	$1,712,499	$1,788,096
Less: total current liabilities	(1,355,632)	(1,121,778)
Working Capital	$356,867	$666,318
Working capital decreased primarily due to the use of cash to prepay $277.7 million of our Term Loan indebtedness that had been classified as a non-current liability, the $85.1 million accrual for payments to Watson related to the Lidoderm® litigation settlement, all of which was accrued as a current liability, net repurchases of Common stock totaling $151.4 million and net purchases of Property, plant and equipment of $89.0 million. These decreases were offset by Net cash provided by operating activities of $297.1 million, cash received for the settlement of non-current marketable securities during the nine months ended September 30, 2012 totaling $18.8 million and the fluctuation in income taxes payable/receivable, which totaled a $39.2 million receivable at September 30, 2012 compared to a $35.4 million payable at December 31, 2011.

The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$297,132	$418,531
Investing activities	(79,157)	(2,367,188)
Financing activities	(508,773)	1,901,717
Effect of foreign exchange rate	95	397
Net increase in cash and cash equivalents	$(290,703)	$(46,543)
Cash and cash equivalents, beginning of period	$547,620	$466,214
Cash and cash equivalents, end of period	$256,917	$419,671
Current ratio	1.3:1	1.7:1
Days sales outstanding	49	46
Net cash provided by operating activities. Net cash provided by operating activities was $297.1 million for the nine months ended September 30, 2012 compared to $418.5 million provided by operating activities for the nine months ended September 30, 2011. Significant components of our operating cash flows for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash Flow Data-Operating Activities:
Consolidated net income	$15,755	$192,152
Depreciation and amortization	211,780	169,187
Stock-based compensation	44,532	34,224
Amortization of debt issuance costs and premium / discount	27,101	24,283
Deferred income taxes	(87,379)	(13,847)
Change in fair value of acquisition-related contingent consideration	28	(7,458)
Net loss on extinguishment of debt	7,215	8,548
Asset impairment charges	54,163	22,691
Changes in assets and liabilities which provided (used) cash	23,735	(11,748)
Other, net	202	499
Net cash provided by operating activities	$297,132	$418,531
The fluctuation in Net cash provided by operating activities was primarily attributable to our overall results of operations during the first nine months of 2012, which were negatively impacted by the previously disclosed supply disruptions related to the temporary shutdown of Novartis Consumer Health Inc.'s Lincoln, Nebraska manufacturing facility, compared to the first nine months of 2011. During the nine months ended September 30, 2012, we recorded Consolidated net income of $15.8 million compared to Consolidated net income of $192.2 million in the comparable 2011 period. The fluctuation in Net cash provided by operating activities was also impacted by timing of cash receipts and payments affecting working capital.
Net cash used in investing activities. Net cash used in investing activities was $79.2 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $2.4 billion during the same period of 2011. The change is primarily related to the June 2011 acquisition of AMS which used net cash of $2.4 billion during the nine months ended September 30, 2011.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $508.8 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $1.9 billion during the nine months ended September 30, 2011. The change was primarily a result of our June 2011 debt restructuring, which provided net cash of $1.9 billion during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we made repayments of $334.0 million on our Term Loan indebtedness and repurchased common stock totaling $156.0 million,
Research and Development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.
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
As of December 31, 2011, AveedTM (testosterone undecanoate) represents the primary development product from the Indevus acquisition. AveedTM is expected to be the first long-acting injectable testosterone preparation available in the U.S. for the treatment of male hypogonadism in the growing market for testosterone replacement therapies. AveedTM had historically been referred to as Nebido®. On May 6, 2009, we received notice from the FDA that Nebido® was unacceptable as a proprietary name for testosterone undecanoate. In August 2009, we received approval from FDA to use the name AveedTM. On May 18, 2010, a new patent covering AveedTM was issued by the U.S. Patent and Trademark Office. The patent's expiration date is March 14, 2027. The Company acquired U.S. rights to AveedTM from Schering AG, Germany, in July 2005. In June 2008, Indevus (now Endo Pharmaceuticals Solutions Inc.) received an approvable letter from the FDA indicating that the NDA may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product. In September 2008, agreement was reached with the FDA with regard to the additional data and risk management strategy. In March 2009, the FDA accepted for review the complete response submission to the new drug application for AveedTM intramuscular injection. On December 2, 2009, we received a complete response letter from the FDA regarding AveedTM in response to our March 2009 complete response submission. In the complete response letter, the FDA requested information from Endo to address the agency's concerns regarding very rare but serious adverse events, including post-injection anaphylactic reaction and pulmonary oily microembolism. In 2010 and 2011, we met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. As a follow up to our meeting with FDA in 2011, The Company has now had the opportunity to conduct an extensive review of all clinical study and post-marketing data and intends to submit a complete response to FDA by the end of 2012. The outcome of future communications with the FDA could have a material impact on (1) management's assessment of the overall probability of approval, (2) the timing of such approval, (3) the targeted indication or patient population and (4) the likelihood of additional clinical trials.
UrocidinTM is a patented formulation of Mycobacterial Cell Wall-DNA Complex (MCC) developed by Bioniche Life Sciences Inc. (Bioniche) for the treatment of non-muscle-invasive bladder cancer. In July 2009, the Company entered into a License, Development and Supply Agreement with Bioniche, whereby the Company licensed from Bioniche the exclusive rights to develop and market UrocidinTM in the U.S. with an option for global rights. We exercised our option for global rights in the first quarter of 2010. As a result of recent discussions with the FDA regarding the current UrocidinTM phase III clinical trial, the Company's subsidiary, Endo Pharmaceuticals, has decided to end the study before its scheduled completion. Endo Pharmaceuticals, and its partner Bioniche, are considering potential next steps for the program.
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

Corporate Headquarters Lease. On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc. entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership, for a new Company headquarters to consist of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania. The term of this triple net lease is 12 years and includes three renewal options, each for an additional sixty-month period. The lease is expected to commence early in 2013 with a monthly lease rate for the initial year of $0.5 million, increasing by 2.25% each year thereafter. Under the terms of this lease, we will have a continuous and recurring right throughout the initial 4 years of the lease term to lease up to approximately 150,000 additional square feet. We are responsible for all tenant improvement costs, less a tenant improvement allowance of $45 per square foot.
This lease is accounted for as a direct financing arrangement whereby the Company will record, over the construction period, the full cost of the asset in Property, plant and equipment, net. At September 30, 2012, the Company has capitalized $44.3 million as Property, plant and equipment related to this arrangement. The building and leasehold improvements will be depreciated over the initial lease term. A corresponding liability is also being recorded, net of leasehold improvements paid for by the Company and will be amortized over the expected lease term through monthly rental payments using an effective interest method. At September 30, 2012, the Company has recorded a liability of $22.9 million related to this arrangement.
In connection with the relocation of our corporate headquarters from Chadds Ford, Pennsylvania to Malvern, Pennsylvania, we anticipate incurring ongoing costs of $12.8 million related to our existing lease obligations, including remaining rent and certain other related costs. We expect to record a liability for these costs upon the effective cease use date of the lease early in 2013.
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
AMS also supplies penile implants to treat erectile dysfunction, the inability to achieve or maintain an erection sufficient for sexual intercourse, with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS. AMS has refined its implants over the years with improvements to the AMS 700® series of inflatable prostheses, including the AMS 700 LGX® and the MS Pump®. Another key factor that distinguishes AMS’s products is the use of the InhibiZone® antibiotic coating, which received U.S. Food and Drug Administration (FDA) approval in July 2009 for AMS’s product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections.
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

The operating results of AMS from and including June 18, 2011 are included in the accompanying Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of September 30, 2012 reflects the acquisition of AMS. The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289
Commercial paper	71,000
Accounts receivable	73,868
Other receivables	630
Inventories	74,988
Prepaid expenses and other current assets	7,133
Income taxes receivable	9,154
Deferred income taxes	15,432
Property, plant and equipment	56,413
Other intangible assets	1,260,000
Other assets	4,581
Total identifiable assets	$1,620,488
Accounts payable	$10,327
Accrued expenses	45,835
Deferred income taxes	416,745
Long-term debt	520,375
Other liabilities	25,891
Total liabilities assumed	$1,019,173
Net identifiable assets acquired	$601,315
Goodwill	1,798,661
Net assets acquired	$2,399,976
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Our measurement period adjustments were complete as of June 30, 2012. Measurement period adjustments related primarily to revisions in estimated cash flows for certain products after obtaining additional information regarding facts and circumstances existing as of the AMS Acquisition Date.

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
_____________

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

The Company recognized $1.8 million and $4.1 million of AMS acquisition-related and integration costs that were expensed during the three months ended September 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Three Months Ended September 30,
	2012	2011
Bank fees	$—	$—
Legal, separation, integration, and other costs	1,848	4,069
Total	$1,848	$4,069
The Company recognized $5.2 million and $27.3 million of AMS acquisition-related and integration costs that were expensed during the nine months ended September 30, 2012 and 2011, respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations and are comprised of the following items (in thousands):

	Nine Months Ended September 30,
	2012	2011
Bank fees	$—	$16,070
Legal, separation, integration, and other costs	5,174	11,263
Total	$5,174	$27,333
The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the nine months ended September 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Nine Months Ended September 30, 2011
Pro forma consolidated results (in thousands, except per share data):
Revenue	$2,165,091
Net income attributable to Endo Health Solutions Inc.	$130,389
Basic net income per share	$1.12
Diluted net income per share	$1.07
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
The range of the undiscounted amounts the Company could pay under the Teva Agreement is between zero and $12.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $8.7 million at September 30, 2012 and $8.7 million December 31, 2011, respectively.
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
Enterprise Resource Planning System Project. As part of our integration efforts, we have decided to implement our historical enterprise resource planning (ERP) system, SAP, at certain of our key subsidiaries which currently use a variety of ERP systems. We expect this ERP system to be implemented during 2013 and 2014. During the implementation process, management will review and evaluate the design and operating effectiveness of key controls within SAP, as well as the accuracy of the data conversion process.
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
Non-U.S. Operations. Our operations outside of the United States were not material during the three or nine months ended September 30, 2012. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2011. For a complete discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05 and ASU 2011-12.

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the third quarter of 2012, the Company established a global shared services center in Austin, Texas as part of its ongoing efforts to integrate the operations of its various subsidiaries. At this time, certain transaction-processing activities were moved to this newly-established shared services center. The establishment of this shared services center was not in response to any identified deficiency or weakness in our internal control over financial reporting. This initiative is expected to continue to enhance our internal control over financial reporting, but in the short term may increase our risk.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
July 1, 2012 to July 31, 2012	—	$—	—	$175,509,029
August 1, 2012 to August 31, 2012	1,751,360	$32.24	1,751,360	$119,046,389
September 1, 2012 to September 30, 2012	1,327,191	$32.80	1,327,191	$75,509,052
Total	3,078,551	$32.48	3,078,551
 _____________

(1)
All shares were repurchased under the Company’s announced repurchase programs. On April 9, 2008, the Company announced a program to repurchase in the aggregate up to $750 million of shares of its outstanding common stock (the 2008 Share Repurchase Program). In August 2012, our Board of Directors resolved to cancel and terminate the 2008 Share Repurchase Program, effective immediately, and approve a new share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450 million of shares of its outstanding common stock and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2008 Share Repurchase Plan at September 30, 2012. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ENDO HEALTH SOLUTIONS INC. (Registrant)

/S/ DAVID P. HOLVECK
Name:	David P. Holveck
Title:	President and Chief Executive Officer (Principal Executive Officer)

/S/ ALAN G. LEVIN
Name:	Alan G. Levin
Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL A. RUDIO
Name:	Daniel A. Rudio
Title:	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)
Date: November 5, 2012

Exhibit Index

Exhibit No.	Title

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.32.1*	First Amendment, effective September 26, 2012, to the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals Inc.

10.143	Preferability letter regarding change in accounting policy related to Goodwill

10.144
Amendment to Stock Purchase Agreement, effective October 17, 2012, by and among Endo Pharmaceuticals Inc., Endo Health Solutions Inc., Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P.

101
The following materials from Endo Health Solutions Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.