Form 10-Q
period 2013-03-31
ENDO HEALTH SOLUTIONS INC.
filed 2013-05-07
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.
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
(484) 216-0000
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of	April 30, 2013	:	112,240,884

ENDO HEALTH SOLUTIONS INC.

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A of this document and in Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, supplement and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that, in Item 1A of this document and in Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$340,517	$547,916
Accounts receivable, net	711,193	690,850
Inventories, net	384,757	357,638
Prepaid expenses and other current assets	44,810	27,750
Income taxes receivable	41,292	36,489
Deferred income taxes	276,450	308,591
Total current assets	$1,799,019	$1,969,234
MARKETABLE SECURITIES	2,539	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	382,245	385,668
GOODWILL	2,017,363	2,014,351
OTHER INTANGIBLES, NET	2,058,398	2,098,973
OTHER ASSETS	92,938	98,587
TOTAL ASSETS	$6,352,502	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$272,377	$416,882
Accrued expenses	1,076,644	1,170,945
Current portion of long-term debt	71,968	133,998
Acquisition-related contingent consideration	1,194	6,195
Total current liabilities	$1,422,183	$1,728,020
DEFERRED INCOME TAXES	493,152	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,770	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,006,062	3,037,947
OTHER LIABILITIES	256,598	150,092
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 141,051,643 and 140,040,882 shares issued; 111,874,453 and 110,793,855 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1,411	1,400
Additional paid-in capital	1,062,076	1,035,115
Retained earnings	826,922	811,573
Accumulated other comprehensive loss	(9,166)	(6,802)
Treasury stock, 29,177,190 and 29,247,027 shares at March 31, 2013 and December 31, 2012, respectively	(766,872)	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	$1,114,371	$1,072,856
Noncontrolling interests	57,366	60,350
Total stockholders’ equity	$1,171,737	$1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,352,502	$6,568,559
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Net pharmaceutical product sales	$535,744	$504,600
Devices revenues	122,652	130,166
Service and other revenues	50,123	55,867
TOTAL REVENUES	$708,519	$690,633
COSTS AND EXPENSES:
Cost of revenues	285,926	364,820
Selling, general and administrative	236,382	254,454
Research and development	41,569	88,688
Litigation-related and other contingencies	68,232	—
Asset impairment charges	1,100	40,000
Acquisition-related and integration items, net	1,318	3,749
OPERATING INCOME (LOSS)	$73,992	$(61,078)
INTEREST EXPENSE, NET	44,303	46,896
NET LOSS ON EXTINGUISHMENT OF DEBT	11,312	5,426
OTHER (INCOME) EXPENSE, NET	(18,168)	451
INCOME (LOSS) BEFORE INCOME TAX	$36,545	$(113,851)
INCOME TAX	9,942	(39,326)
CONSOLIDATED NET INCOME (LOSS)	$26,603	$(74,525)
Less: Net income attributable to noncontrolling interests	11,254	12,820
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$15,349	$(87,345)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.
Basic	$0.14	$(0.75)
Diluted	$0.14	$(0.75)
WEIGHTED AVERAGE SHARES:
Basic	111,216	117,052
Diluted	113,189	117,052
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2013		2012
CONSOLIDATED NET INCOME (LOSS)		$26,603		$(74,525)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$497		$(192)
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	497	—	(192)
Foreign currency translation (loss) gain		(3,180)		3,072
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	250		(798)
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	69	319	160	(638)
OTHER COMPREHENSIVE (LOSS) INCOME		$(2,364)		$2,242
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$24,239		$(72,283)
Less: Comprehensive income attributable to noncontrolling interests		11,254		12,820
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$12,985		$(85,103)
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss)	$26,603	$(74,525)
Adjustments to reconcile consolidated net income (loss) to Net cash used in operating activities
Depreciation and amortization	66,819	66,957
Stock-based compensation	15,331	14,518
Amortization of debt issuance costs and premium / discount	9,776	7,868
Provision for bad debts	744	—
Selling, general and administrative expenses paid in shares of common stock	69	118
Deferred income taxes	8,644	(24,461)
Net loss on disposal of property, plant and equipment	213	26
Change in fair value of acquisition-related contingent consideration	40	(127)
Net loss on extinguishment of debt	11,312	5,426
Asset impairment charges	1,100	40,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(21,989)	77,138
Inventories	(27,153)	(26,297)
Prepaid and other assets	1,476	703
Accounts payable	(136,323)	(4,118)
Accrued expenses	(94,160)	(3,301)
Other liabilities	86,922	(19,056)
Income taxes payable/receivable	(8,171)	(73,931)
Net cash used in operating activities	$(58,747)	$(13,062)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,956)	(29,112)
Proceeds from sale of property, plant and equipment	311	191
Acquisitions, net of cash acquired	(3,645)	—
Patent acquisition costs and license fees	(10,000)	(5,000)
Net cash used in investing activities	$(37,290)	$(33,921)

	Three Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES:
Capital lease obligations repayments	(89)	(127)
Direct financing arrangement repayments	(857)	—
Proceeds from other indebtedness	223	—
Principal payments on Term Loans	(100,000)	(219,063)
Principal payments on other indebtedness	—	(439)
Deferred financing fees	(7,251)	—
Payment for contingent consideration	(5,000)	—
Tax benefits of stock awards	1,998	3,521
Exercise of Endo Health Solutions Inc. stock options	12,826	9,543
Purchase of common stock	—	(33,000)
Issuance of common stock from treasury	1,557	1,412
Cash distributions to noncontrolling interests	(12,832)	(13,120)
Cash buy-out of noncontrolling interests, net of cash contributions	(1,525)	(849)
Net cash used in financing activities	$(110,950)	$(252,122)
Effect of foreign exchange rate	(412)	(212)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(207,399)	$(299,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,916	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$340,517	$248,303
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$40,714	$52,938
Cash paid for income taxes	$993	$54,405
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrual for purchases of property, plant and equipment	$4,083	$3,961
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo Health Solutions Inc., which we refer to herein as the Company, Endo, we, our or us, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2013-04. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company is currently evaluating ASU 2013-04 but we do not expect the impact of adoption to be material.
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

The following table presents the carrying amounts and estimated fair values of our other financial instruments at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$85	$85	$—	$—
	$85	$85	$—	$—
Long-term assets:
Equity securities	$2,539	$2,539	$1,746	$1,746
Equity and cost method investments	14,427	N/A	15,195	N/A
	$16,966		$16,941
Current liabilities:
Acquisition-related contingent consideration—short-term	$1,194	$1,194	$6,195	$6,195
Current portion of Term Loan A Facility Due 2018	69,375	69,375	131,250	131,250
3.25% AMS Convertible Notes due 2036	795	795	795	795
4.00% AMS Convertible Notes due 2041	111	111	111	111
Current portion of other long-term debt	1,687	1,687	1,842	1,842
Derivative instruments	191	191	602	602
Minimum Voltaren® Gel royalties due to Novartis—short-term	32,093	32,093	31,878	31,878
Other	1,000	1,000	1,000	1,000
	$106,446	$106,446	$173,673	$173,673
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,770	$2,770	$2,729	$2,729
1.75% Convertible Senior Subordinated Notes Due 2015, net	327,120	364,478	321,332	364,444
Term Loan A Facility Due 2018, less current portion	1,318,125	1,321,455	1,256,250	1,259,094
Term Loan B Facility Due 2018	60,550	60,992	160,550	162,260
7.00% Senior Notes Due 2019	500,000	535,938	500,000	536,563
7.00% Senior Notes Due 2020, net	396,973	427,500	396,899	429,000
7.25% Senior Notes Due 2022	400,000	429,000	400,000	431,500
Other long-term debt, less current portion	3,294	3,294	2,916	2,916
Minimum Voltaren® Gel royalties due to Novartis—long-term	6,615	6,615	13,846	13,846
Other	5,150	5,150	5,775	5,775
	$3,020,597	$3,157,192	$3,060,297	$3,208,127
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
The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 32% at March 31, 2013 and 32% at December 31, 2012 that were based on historic volatility of the Company’s common stock and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
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
The total fair value of various foreign exchange forward contracts as of March 31, 2013 includes assets of $0.1 million, reported in Prepaid expenses and other current assets, and liabilities of $0.2 million, reported in Accrued expenses. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs, hence these instruments represent Level 2 measurements within the fair value hierarchy.
At the inception of our License and Supply Agreement with Novartis AG in 2008, we recorded a liability representing the fair value of the minimum Voltaren® Gel royalty due to Novartis AG. In December 2012, pursuant to the provisions of this agreement, the term was automatically renewed for an additional one year period. At this time, an additional liability of $21.3 million was recorded, representing the fair value of the incremental minimum royalty we expect to pay to Novartis AG over the renewal term. The fair values of these liabilities were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at March 31, 2013 and December 31, 2012 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2013 and December 31, 2012.
The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.
As of March 31, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using
March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities	$2,539	$—	$—	$2,539
Derivative instruments	—	85	—	85
Total	$2,539	$85	$—	$2,624
Liabilities:
Derivative instruments	$—	$191	$—	$191
Acquisition-related contingent consideration—short-term	—	—	1,194	1,194
Acquisition-related contingent consideration—long-term	—	—	2,770	2,770
Total	$—	$191	$3,964	$4,155

	Fair Value Measurements at Reporting Date using
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities	$1,746	$—	$—	$1,746
Total	$1,746	$—	$—	$1,746
Liabilities:
Derivative instruments	$—	$602	$—	$602
Acquisition-related contingent consideration—short-term	—	—	6,195	6,195
Acquisition-related contingent consideration—long-term	—	—	2,729	2,729
Total	$—	$602	$8,924	$9,526
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
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $4.0 million at March 31, 2013 and $8.9 million at December 31, 2012. The decrease in the balance primarily relates to a first quarter 2013 payment of $5.0 million related to the achievement of certain regulatory milestones. The remaining fluctuation resulted from changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

Acquisition- related Contingent Consideration
Liabilities:
January 1, 2013	$(8,924)
Amounts (acquired) sold / (issued) settled, net	5,000
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(40)
March 31, 2013	$(3,964)

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2012	$(8,687)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	127
March 31, 2012	$(8,560)
The following is a summary of available-for-sale securities held by the Company at March 31, 2013 and December 31, 2012 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2013
Equity securities	$1,766	$773	$—	$2,539
Long-term available-for-sale securities	$1,766	$773	$—	$2,539
Total available-for-sale securities	$1,766	$773	$—	$2,539

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2012
Equity securities	$1,766	$—	$(20)	$1,746
Long-term available-for-sale securities	$1,766	$—	$(20)	$1,746
Total available-for-sale securities	$1,766	$—	$(20)	$1,746
At March 31, 2013 and December 31, 2012, our equity securities consisted of investments in the stock of three publicly traded companies. As of March 31, 2013, one investment had been in an unrealized loss position for more than twelve months. As of December 31, 2012, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at March 31, 2013 or December 31, 2012 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.
NOTE 4. INVENTORIES
The following is a summary of inventories held by the Company at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$119,792	$108,460
Work-in-process	69,127	59,763
Finished goods	195,838	189,415
Total	$384,757	$357,638
Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets and therefore has not been separately disclosed.
NOTE 5. SEGMENT RESULTS
The Company has four reportable segments: (1) Endo Pharmaceuticals, (2) Qualitest, (3) AMS and (4) HealthTronics. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed in more detail below.
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
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.
Qualitest
The Qualitest segment is composed of our legacy Endo non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our AMS customers or distributors accounted for ten percent or more of our total revenues during the three months ended March 31, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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

The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$357,589	$363,574
Qualitest	178,253	145,345
AMS(1)	122,652	130,166
HealthTronics	50,025	51,548
Total consolidated net revenues to external customers	$708,519	$690,633
Adjusted income before income tax:
Endo Pharmaceuticals	$174,407	$178,826
Qualitest	47,112	36,251
AMS	31,644	27,052
HealthTronics	10,289	12,408
Corporate unallocated	(84,498)	(92,160)
Total consolidated adjusted income before income tax	$178,954	$162,377
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended March 31,
	2013	2012
AMS:
United States	$78,367	$86,970
International	44,285	43,196
Total AMS revenues	$122,652	$130,166
The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total consolidated adjusted income before income tax:	$178,954	$162,377
Upfront and milestone payments to partners	(2,574)	(45,841)
Asset impairment charges	(1,100)	(40,000)
Acquisition-related and integration items, net(1)	(1,318)	(3,749)
Separation benefits and other cost reduction initiatives(2)	(14,404)	(11,614)
Amortization of intangible assets	(48,946)	(53,360)
Inventory step-up	—	(1,262)
Non-cash interest expense	(5,450)	(4,976)
Net loss on extinguishment of debt	(11,312)	(5,426)
Watson litigation settlement income, net	19,227	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	(110,000)
Certain litigation-related charges(3)	(76,532)	—
Total consolidated income (loss) before income tax	$36,545	$(113,851)
__________

(1)
Included within this line are transaction costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $1.5 million and $11.2 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, approximately $13.3 million of employee separation costs are included in Accrued expenses on the Condensed Consolidated Balance Sheets. Approximately $6.6 million was paid during the three months ended March 31, 2013 and the majority of the balance is expected to be paid over the remainder of 2013. Additionally, Separation benefits and other cost reduction initiatives includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. The expense was recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

(3)
Included within this amount for the three months ended March 31, 2013 are charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs.

The following represents additional selected financial information for our reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation expense:
Endo Pharmaceuticals	$6,305	$3,798
Qualitest	3,170	2,937
AMS	2,802	2,656
HealthTronics	2,981	2,992
Corporate unallocated	2,465	1,064
Total depreciation expense	$17,723	$13,447

	Three Months Ended March 31,
	2013	2012
Amortization expense:
Endo Pharmaceuticals	$21,280	$21,934
Qualitest	10,881	10,381
AMS	15,239	19,406
HealthTronics	1,696	1,789
Total amortization expense	$49,096	$53,510
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 6. INCOME TAXES
During the three months ended March 31, 2013, we recognized $9.9 million of income tax expense compared to a benefit of $39.3 million in the comparable 2012 period. The effective income tax rate was 27.2% during the three months ended March 31, 2013 compared to 34.5% in the comparable 2012 period. The decrease in the effective tax rate is largely driven by the reinstatement of the research and development tax credit effective January 2013, which resulted in recording a benefit for the estimated 2013 credit as well as the recording of the credit for 2012 in the three-month period ending March 31, 2013. Also contributing to the decrease in the effective tax rate is a reduction in the state tax rate due to law changes and the impact of a current period foreign rate differential for certain of our foreign operations, which had a favorable impact during the three months ended March 31, 2013 compared to an unfavorable impact during the comparable 2012 period. These decreases were partially offset by the impact of certain excess golden parachute payments. During the three months ended March 31, 2012, the effective tax rate benefited from the favorable impact of certain excess golden parachute payments. This benefit did not reoccur during the three months ended March 31, 2013.
NOTE 7. LICENSE AND COLLABORATION AGREEMENTS
We have entered into certain license, collaboration and discovery agreements with third parties for the development of pain management and other products. These agreements require us to share in the development costs of such products and grant marketing rights to us for such products.
We have also licensed from universities, corporations and other similar institutions, rights to certain technologies or intellectual property, generally in the field of pain management. We are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require us to pay royalties on sales of the products arising from these agreements. These agreements generally permit Endo to terminate the agreement with no significant continuing obligation.
For additional discussion of our material license and collaboration agreements at December 31, 2012, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
On March 4, 2008, we entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010.
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
The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We are amortizing this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, we were not obligated to make any first quarter royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Subsequent to the first quarter, royalties in the amount of $21.6 million were incurred in 2012 representing either a percentage of actual net sales of Voltaren® Gel or minimum royalties pursuant to the Voltaren® Gel Agreement. Voltaren® Gel royalties incurred during the three months ended March 31, 2013 were $7.5 million, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
Endo is solely responsible to commercialize the Licensed Product during the term of the Voltaren® Gel Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, subject to certain limitations, Endo is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. In addition, Endo is required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (Details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. Further, during the term of the Voltaren® Gel Agreement, Endo will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and Endo. On December 31, 2012, Endo and Novartis entered into an amendment to the Voltaren® Gel Agreement (the Voltaren® Gel Amendment) which reduced the minimum number of Details required to be conducted by Endo and the minimum amount of annual advertising and promotional expenses required to be spent by Endo on the commercialization of Voltaren® Gel during each remaining year of the Voltaren® Gel Agreement.
During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, we agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2012 and extending through June 30, 2013, we agreed to spend approximately $4.5 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred by Endo for such A&P Expenditures were $2.1 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

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
The initial term of the Voltaren® Gel Agreement will expire on June 30, 2013, and we have the option to extend it for three successive one year terms. In December 2012, pursuant to the provisions of the Voltaren® Gel Agreement, the term was automatically renewed for an additional one year period. As a result, we capitalized, as an intangible asset, $21.3 million, representing the present value of the guaranteed minimum royalties we expect to pay to Novartis AG over the renewal term. The Voltaren® Gel Agreement will remain in place unless either (i) Endo provides written notice of non-renewal to the other party at least six months prior to the expiration of any renewal term after the first renewal term, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of any renewal term after the second renewal term or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, Endo is again obligated to make certain guaranteed minimum annual royalty payments of $30 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
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
Products in Development
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

BioDelivery Sciences International, Inc.
In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. We paid this amount in the second quarter of 2012. In the future, Endo could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $135.0 million. Endo may terminate the BioDelivery Agreement at any time upon six months written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country-by-country basis, upon the later to occur of 10 years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2013 were as follows:

	Carrying Amount
	Endo Pharmaceuticals	Qualitest	AMS	HealthTronics	Total Consolidated
Balance as of December 31, 2012:
Goodwill	$290,793	$275,201	$1,795,100	$210,677	$2,571,771
Accumulated impairment losses	—	—	(507,528)	(49,892)	(557,420)
	$290,793	$275,201	$1,287,572	$160,785	$2,014,351
Goodwill acquired during the period	—	—	—	4,592	4,592
Measurement period adjustments	—	—	—	(6)	(6)
Effect of currency translation	—	—	(1,574)	—	(1,574)
Balance as of March 31, 2013:
Goodwill	290,793	275,201	1,793,526	215,263	2,574,783
Accumulated impairment losses	—	—	(507,528)	(49,892)	(557,420)
	$290,793	$275,201	$1,285,998	$165,371	$2,017,363
The goodwill acquired during the period relates to immaterial acquisitions in 2013.

Other Intangible Assets
The following is a summary of other intangible held by the Company at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Indefinite-lived intangibles:
In-process research and development	$135,400	$165,400
Total indefinite-lived intangibles	$135,400	$165,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$605,850	$605,850
Less accumulated amortization	(349,334)	(329,120)
Licenses, net	$256,516	$276,730
Customer relationships (weighted average life of 16 years)	159,389	160,210
Less accumulated amortization	(18,139)	(15,682)
Customer relationships, net	$141,250	$144,528
Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(9,891)	(8,742)
Tradenames, net	$81,709	$82,858
Developed technology (weighted average life of 16 years)	1,733,586	1,694,336
Less accumulated amortization	(291,505)	(266,350)
Developed technology, net	$1,442,081	$1,427,986
Other (weighted average life of 13 years)	1,742	1,742
Less accumulated amortization	(300)	(271)
Other, net	$1,442	$1,471
Total definite-lived intangibles, net (weighted average life of 15 years)	$1,922,998	$1,933,573
Other intangibles, net	$2,058,398	$2,098,973
As of March 31, 2013, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.
Amortization expense for the three month periods ended March 31, 2013 and 2012 totaled $49.1 million and $53.5 million, respectively. Estimated amortization of intangibles for the 5 years subsequent to December 31, 2012 is as follows (in thousands):

2013	$184,765
2014	$159,090
2015	$153,809
2016	$152,582
2017	$141,111
Changes in the gross carrying amount of our other intangible assets for the three months ended March 31, 2013 were as follows:

Gross Carrying Amount
December 31, 2012	$2,719,138
Patents acquired	9,250
Effect of currency translation	(821)
March 31, 2013	$2,727,567

Impairments
There were no goodwill or other intangible impairments during the three months ended March 31, 2013. A summary of other intangible asset impairment charges for the three months ended March 31, 2012 is included below by reportable segment.
Endo Pharmaceuticals Segment
Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company received royalties based on net sales of Sanctura XR® made by Allergan. In March 2009, Watson Pharmaceuticals Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic versions of Sanctura XR® before the expiration of Allergan’s patents listed in the Orange Book. Subsequent to Watson’s ANDA filing, Sandoz Inc. and Paddock Laboratories, Inc. (acquired by Perrigo Company in August 2011) also filed ANDAs for a generic version of Sanctura XR®. In April 2012, the U.S. District Court for the District of Delaware ruled that five patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid. The Company and Allergan appealed this ruling, and subsequently in June 2012, this appeal was dismissed.
As part of our first quarter 2012 financial close and reporting process, the Company concluded that an impairment assessment was required to evaluate the recoverability of the Sanctura XR® indefinite-lived intangible asset. The Company assessed the recoverability of this asset and determined the fair value of the Sanctura XR® intangible asset to be $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying amount of the intangible asset and its estimated fair value at March 31, 2012.
There were no other intangible asset impairment charges for any of our other segments for the three months ended March 31, 2012.
NOTE 9. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013			2012
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$793	$(296)	$497	$(206)	$14	$(192)
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains (losses)	793	(296)	497	(206)	14	(192)
Foreign currency translation (loss) gain	(3,176)	(4)	(3,180)	3,091	(19)	3,072
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	391	(141)	250	(1,246)	448	(798)
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	108	(39)	69	250	(90)	160
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	499	(180)	319	(996)	358	(638)
Other comprehensive (loss) income	$(1,884)	$(480)	$(2,364)	$1,889	$353	$2,242

NOTE 10. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Watson litigation settlement income, net	(19,227)	—
Other expense, net	1,059	451
Other (income) expense, net	$(18,168)	$451
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $15.3 million and $14.5 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $93.5 million.
Stock Options
During the three months ended March 31, 2013 and 2012, the Company granted stock options to employees of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan for the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	8,824,705	$27.92
Granted	583,045	$30.70
Exercised	(552,072)	$23.21
Forfeited	(398,373)	$32.85
Expired	(19,770)	$29.83
Outstanding as of March 31, 2013	8,437,535	$28.24	5.72	$33,933,099
Vested and expected to vest as of March 31, 2013	7,990,187	$28.01	5.60	$33,587,010
Exercisable as of March 31, 2013	4,909,164	$25.78	4.47	$28,552,541
The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $12.8 million and $9.5 million, respectively. The weighted average grant date fair value of the stock options granted in the three months ended March 31, 2013 and 2012 was $9.33 and $10.57 per option, respectively, determined using the following assumptions:

	March 31, 2013	March 31, 2012
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.8%	0.9%
Dividend yield	—	—
Expected volatility	33%	33%

As of March 31, 2013, the weighted average remaining requisite service period of the non-vested stock options was 2.5 years. As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $28.5 million.
Restricted Stock Units
During the three months ended March 31, 2013 and 2012, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company.
A summary of our restricted stock units for the three months ended March 31, 2013 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,423,612
Granted	1,306,003
Forfeited	(150,843)
Vested	(676,149)
Outstanding as of March 31, 2013	2,902,623	$88,740,451
Vested and expected to vest as of March 31, 2013	2,473,162	$72,812,016
As of March 31, 2013, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.7 years. The weighted average grant date fair value of the restricted stock units granted during the three months ended March 31, 2013 and 2012 was $29.53 and $34.93 per unit, respectively. As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $52.6 million.
Restricted Stock Awards
A summary of our restricted stock awards for the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	81,651	$31.45
Granted	—	$—
Forfeited	(4,294)	$31.52
Vested	(17,424)	$31.77	$535,962
Non-vested as of March 31, 2013	59,933	$31.35
As of March 31, 2013, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 1.4 years.
Performance Shares
Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees as part of their annual stock compensation award. For grants prior to the first quarter of 2013, PSUs are tied to both Endo’s overall financial performance and Endo’s total shareholder return relative to the total shareholder return of a selected industry group. Beginning in the first quarter of 2013, PSUs are tied primarily to Endo’s total shareholder return relative to the total shareholder return of a selected industry group. PSUs granted during the three months ended March 31, 2013 and 2012 totaled approximately 336,330 and 193,000, respectively. As of March 31, 2013, there was approximately $12.4 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
Share Repurchase Programs
Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the three months ended March 31, 2013. We purchased approximately 0.9 million shares of our common stock during the three months ended March 31, 2012 totaling $33.0 million.

Employee Stock Purchase Plan
Compensation expense during the three months ended March 31, 2013 and 2012 related to the Employee Stock Purchase Plan (ESPP) totaled $0.6 million and $0.4 million, respectively. The Company issued 69,846 shares from treasury with a cost totaling $1.6 million during the three months ended March 31, 2013 pursuant to the ESPP and 47,581 shares with a cost totaling $1.4 million during the three months ended March 31, 2012.
Changes in Stockholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the three months ended March 31, 2013 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	15,349	11,254	26,603
Other comprehensive loss	(2,364)	—	(2,364)
Compensation related to stock-based awards	15,331	—	15,331
Exercise of options	12,826	—	12,826
Common stock issued from treasury, net of common stock purchased	1,557	—	1,557
Distributions to noncontrolling interests	—	(12,832)	(12,832)
Buy-out of noncontrolling interests, net of contributions	—	(1,406)	(1,406)
Other	(1,184)	—	(1,184)
Stockholders’ equity at March 31, 2013	$1,114,371	$57,366	$1,171,737
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
NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
We contract with various third party manufacturers, suppliers and service providers to provide us with raw materials used in our products and semi-finished and finished goods, as well as certain packaging and labeling and sales and marketing services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, Ventiv Commercial Services, LLC and UPS Supply Chain Solutions, Inc. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
For additional discussion of our material manufacturing, supply and other service agreements at December 31, 2012, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
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
In the first quarter of 2012, Endo began production of the formulation of Opana® ER, designed to be crush-resistant, at a third party manufacturing facility managed by Endo’s development partner, Grünenthal GmbH (Grünenthal). The Company began shipping this formulation in March 2012 and completed the transition to this formulation in the second quarter of 2012. Endo also began production of Voltaren® Gel at an alternative Novartis manufacturing source and resumed sales of Voltaren® Gel in April 2012. Endo had already initiated the manufacturing of Percocet® and Endocet® at its Huntsville, Alabama facility as a result of its acquisition of Qualitest Pharmaceuticals in 2010 and, as a result, there was minimal disruption to patients on these products.
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

•
The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, upon 30 days' written notice, in the event that Endo fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021). Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) we and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either we or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

•	Endo is the exclusive licensee for any authorized generic for Lidoderm®.
On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply Lidoderm® at a fixed price for a period of time after which the price will be adjusted at certain future dates based on a price index defined in the amendment.
Effective November 1, 2010, the parties again amended the Teikoku Agreement. Pursuant to this amendment, Teikoku agreed to supply additional Lidoderm® at no cost to Endo in each of 2011, 2012 and 2013 in the event Endo’s firm orders of Lidoderm® exceeded certain thresholds in those years.
On November 23, 2011, our obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, we began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the three months ended March 31, 2013 and 2012, we recorded $11.0 million and $12.3 million for these royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At March 31, 2013, $11.0 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
On August 3, 2012, Teikoku agreed to provide to Endo, at a discount, any branded Lidoderm® product that is required to be provided to the wholesaler affiliate of Watson Laboratories, Inc. (Watson) pursuant to the Watson Settlement Agreement (discussed in the Legal Proceedings Section below). The discount will be equal to a 50% reduction to the regular prices that Endo would otherwise be obligated to pay for this product.
Grünenthal
Under the terms of our December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to Endo a crush-resistant formulation of Opana® ER based on a supply price equal to a certain percentage of net sales of Opana® ER, subject to a floor price. In the first quarter of 2012, Endo began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement. Effective December 19, 2012, Endo Pharmaceuticals Inc. (EPI or Endo) and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for the planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal.
Our license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $8.2 million during the three months ended March 31, 2013 for these payments and $3.9 million during the three months ended March 31, 2012.
Ventiv Commercial Services, LLC
On December 27, 2011, we entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv), effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to Endo certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, one trainer and one national sales director, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promotes Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by Endo. The sales representatives are required to perform face-to-face, one-on-one discussions with physicians and other health care practitioners promoting these products.
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
The expenses incurred with respect to Ventiv were $7.1 million and $9.6 million for the three months ended March 31, 2013 and 2012, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
Milestones and Royalties
We have entered into certain other license and collaboration agreements which include provisions for potential milestones and royalties. Refer to Note 7. License and Collaboration Agreements and to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, for additional discussion of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.
We have acquired certain intellectual property patents for which we have made payments to date of approximately $15 million.  Under the terms of the respective patent purchase agreement, we could be obligated to make additional material payments upon the achievement of certain commercial and regulatory milestones.
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
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of our ongoing legal proceedings and we intend to defend vigorously our position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
In view of the inherent difficulty of predicting the outcome of our various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, unless specified otherwise below, we are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. In addition, it is reasonably possible that a future loss could exceed the related accrued liability and could have a material adverse effect on our current and future financial position, results of operations and cash flows.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company intends to contest vigorously all such disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company's product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
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
In July 2011, the FDA issued an update to the October 2008 Public Health Notification regarding mesh to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI. In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. The FDA also convened an advisory panel which met on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used to treat POP and SUI. At the conclusion of the meetings, the advisory panel recommended reclassifying transvaginal mesh products used to treat POP to Class III devices (premarket approval) and recommended that manufacturers of these products be required to conduct additional post-market surveillance studies. The advisory panel recommended that transvaginal surgical mesh products used to treat SUI remain as Class II devices. Regarding retropubic and transobturator (TOT) slings, the advisory panel recommended that no additional post-market surveillance studies are necessary. Regarding mini-slings, the advisory panel recommended premarket studies for new devices and additional post-market surveillance studies.
On January 3, 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for POP and of single incision mini-slings for urinary incontinence, such as our subsidiary American Medical Systems, Inc. (AMS, Inc.), to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS, Inc. received a total of nineteen class-wide post-market study orders regarding its pelvic floor repair and mini-sling products; however, the FDA agreed to place sixteen of these study orders on hold for a variety of reasons. Three of these post-market study orders remain active and AMS, Inc. is continuing the process of complying with these orders. In these orders, the FDA also noted that it is still considering the recommendation of the September 9, 2011 advisory committee that urogynecological surgical mesh for transvaginal repair of POP be reclassified from Class II to Class III.
Since 2008, AMS, Inc., and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of April 26, 2013, approximately 7,700 filed mesh cases are currently pending against AMS, Inc. and/or the Company or certain of its subsidiaries. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. Although the Company cannot predict the ultimate number of cases to be filed against it with certainty, the number of filed cases has increased meaningfully since December 31, 2012, and we expect more cases to be filed in subsequent periods.
At March 31, 2013, the Company established a product liability accrual totaling $159.8 million for all known pending and estimated future claims primarily related to vaginal mesh cases, which the Company believes represents the minimum possible amount AMS, Inc. will be required to pay with respect to these cases. The increase in our reserve from $92.0 million at December 31, 2012 is based on our ongoing assessment of our product liability portfolio, including the vaginal mesh cases, the status of any ongoing settlement negotiations and any changes in the estimate of future claims. The increase to this accrual during the first quarter of 2013 was recorded in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 as Litigation-related and other contingencies. As of the date of this filing, AMS, Inc. reached a tentative settlement with certain plaintiffs' counsel to settle a set inventory of filed and unfiled vaginal mesh cases, which is the primary basis for the increase in our product liability related reserve. This tentative settlement is subject to certain terms and conditions. The Company will continue to assess the state of these settlement discussions and their impact on our overall estimated liability for all known pending and estimated future claims.
AMS, Inc. and the Company intend to contest vigorously all currently pending cases and any future cases that may be brought, if any, and to explore other options as appropriate in the best interests of AMS, Inc. and the Company. However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. Nevertheless, we believe it is possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2013, no insurance recoveries for these matters have been recorded.
Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, including the tentatively settled and remaining unsettled mesh claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS has not yet received or had the opportunity to review complete information regarding the plaintiffs and their medical conditions, the Company is unable to fully evaluate the claims at this time.
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. We have not yet received a subpoena relating to this investigation, and at this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Other Product Liability Litigation
MCP Cases. Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of April 26, 2013, approximately 841 MCP cases are currently pending against Qualitest Pharmaceuticals and/or the Company.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, the MDL Judge issued orders dismissing with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being sought or are pending. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of April 26, 2013, approximately 40 propoxyphene cases are currently pending against Qualitest Pharmaceuticals and/or the Company. There are also approximately 72 propoxyphene cases on appeal to the Sixth Circuit.
The Company and Qualitest Pharmaceuticals have not recorded any losses associated with the MCP or Propoxyphene cases to date. While we cannot predict the outcome of these legal proceedings, we do not believe an adverse outcome would have a material adverse effect on our current and future financial position, results of operations and cash flows.

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
Pricing Litigation
A number of cases were brought by state government entities that allege generally that our wholly-owned subsidiary, EPI, and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.
As previously reported, a case pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana against EPI and numerous other pharmaceutical companies (State of Louisiana v. Abbott Laboratories, Inc., et al.) contained allegations similar to the those described above. Without admitting any liability or wrongdoing, in the third quarter of 2012, EPI and the State of Louisiana reached an agreement to resolve this case for a total of approximately $4.6 million. The case was dismissed as to EPI on April 26, 2013.
Additionally, there is a previously reported case pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies (State of Utah v. Actavis US, Inc., et al.).
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
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company and its subsidiary, Qualitest Pharmaceuticals, received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. The Company and Qualitest are cooperating with the government's investigation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome.
Paragraph IV Certifications on Lidoderm®
As previously reported, on January 15, 2010, the Company's subsidiary, EPI and the holders of the Lidoderm® New Drug Application and relevant patents, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (Watson) advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, EPI and Teikoku filed a lawsuit against Watson in the U.S. District Court of the District of Delaware. This lawsuit was heard by the court and the trial concluded on February 14, 2012. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, EPI and Teikoku filed a second lawsuit against Watson in the U.S. District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes.
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it received FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the U.S. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity. Watson received FDA approval of its generic version of Lidoderm® in August 2012
Additionally, the Watson Settlement Agreement provides that Endo and Teikoku will provide, at no cost, to Watson’s wholesaler affiliate branded Lidoderm® product for Watson’s wholesaler affiliate’s distribution, subject to certain terms and conditions. Endo and Teikoku began providing branded Lidoderm® of value totaling $12.0 million each month ($96.0 million in total for 2013) (valued at the then-prevailing wholesale acquisition cost) on January 1, 2013 and will continue to do so through August 2013. The obligation of Endo and Teikoku to provide this branded product at no cost terminates immediately upon the launch of a third party’s generic version of Lidoderm® in the U.S., including its territories, possessions and the Commonwealth of Puerto Rico (the Territory).
Endo is responsible for the payment of all gross-to-net sales adjustments arising from Watson's sale of the branded Lidoderm® product.
Teikoku has agreed to provide a rebate to Endo equal to 50% of the cost of branded Lidoderm® product that is required to be provided to Watson's wholesaler affiliate pursuant to Section 3(b), 3(c) and 3(d) of the Watson Settlement Agreement.
The Company previously concluded that the Watson Settlement Agreement is a multiple-element arrangement and during the second quarter of 2012 recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations, representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
The Company believes that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflected market participant assumptions at the date of settlement. Because the liability is recorded at fair value using WAC, the net charge recognized in 2012 was comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined represent the value accruing to Watson. As a result of using a fair value measurement, the charge recorded is greater than the actual cost the Company will subsequently incur. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product has and will continue to result in income to be recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations. The related gross-to-net component of the settlement is being recognized as product is shipped to Watson, the effect of which is an offset to the portion of the income that is being recognized into Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku is also being accounted for prospectively as product purchased from Teikoku is being recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate is being recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations.
The Company anticipates Watson will launch its generic version of Lidoderm® on September 15, 2013 pursuant to the terms of the Watson Settlement Agreement. In light of Watson's anticipated September 2013 launch, the Company reassessed its obligation to Watson and believes it will not be obligated to provide to Watson’s wholesaler affiliate branded Lidoderm® product beyond August 2013. Accordingly, in the third quarter of 2012, the Company recognized a change in estimate with respect to its obligation and reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million. The corresponding gain of $46.2 million was recorded in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations. Future changes, if any, resulting from revisions to the timing or the amount of the original estimate will be recognized as an increase or a decrease in the carrying amount of the litigation settlement liability and the related Patent litigation settlement, net during the period of change. Future changes in estimates to the settlement liability could have a material impact on our results of operations.

As of March 31, 2013, the remaining liability associated with our Patent litigation settlement is $53.2 million. During the three months ended March 31, 2013, the net impact of the Watson Settlement Agreement recorded in Other (income) expense, net totaled $19.2 million and consists of the amounts shown below (in thousands):

Three Months Ended March 31, 2013
Litigation settlement liability relieved during the quarter	$31,932
Cost of product shipped to Watson's wholesaler affiliate	(4,408)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(10,501)
Watson litigation settlement income, net	2,204
Net impact to Other (income) expense, net	$19,227
As previously reported, in January 2011, EPI and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of its filing of an ANDA for a generic version of Lidoderm®. The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware, claiming that the Paragraph IV Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, EPI sought a declaration that Mylan’s Paragraph IV Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, EPI alleged that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). On March 30, 2012, the Court dismissed this complaint without prejudice. On April 13, 2012, Endo and Teikoku filed a motion to amend this Complaint and reinstate the suit. On March 11, 2013, the Court granted Endo's motion and reinstated the suit, which is currently pending.
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
Endo intends, and has been advised by Teikoku that they too intend, to defend vigorously the intellectual property rights relating to Lidoderm® and to pursue all available remaining legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and any one of the above generic manufacturers is able to obtain FDA approval of its product, that generic manufacturer may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of ongoing litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, EPI received Paragraph IV Notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of the non-crush resistant formulation of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). To date, EPI settled all of the Paragraph IV litigation relating to the non-crush resistant formulation of Opana® ER. Under the terms of the settlements, each generic manufacturer agreed not to challenge the validity or enforceability of patents relating to the non-crush resistant formulation of Opana® ER. As a result, Actavis launched its generic non-crush resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011, and Impax launched its generic non-crush resistant Opana® ER 5, 7.5, 10, 15, 20, 30 and 40 mg tablets on January 2, 2013. Pursuant to the terms of the respective settlement agreements, Sandoz, Teva, Watson, Roxane and Actavis were granted licenses. As a result of those licenses, we expect those manufacturers to begin production and sale of all strengths of their respective versions of generic non-crush resistant Opana® ER during the third quarter of 2013, if approved by FDA. We evaluated Ranbaxy’s Paragraph IV Notice and concluded that we will not sue Ranbaxy at this time. As a result, and because Ranbaxy filed a Paragraph III notice against two patents expiring September 9, 2013, we expect Ranbaxy to launch all strengths of its generic non-crush resistant Opana® ER on September 9, 2013, if approved by FDA at that time.
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
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement) with Impax, EPI agreed to provide a payment to Impax should prescription sales of the non-crush resistant formulation of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to the date on which Impax was authorized to launch its generic version of the non-crush resistant formulation of Opana® ER, which occurred on January 2, 2013. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency to Novartis caused EPI to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the formulation designed to be crush-resistant and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the formulation designed to be crush-resistant, which occurred in March 2012. The total 2012 charge of $102.0 million was recorded in Cost of revenues in our 2012 Consolidated Financial Statements. This amount was subsequently paid in April 2013.
From September 21, 2012 through April 16, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC, Sandoz Inc., ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), and Impax Pharmaceuticals (Impax), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering Opana® ER and to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents' expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Opana® ER and challenge the applicable patents.
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
Endo intends, and has been advised by Strakan Limited that it too intends, to defend vigorously Fortesta® Gel and to pursue all available legal and regulatory avenues in defense of Fortesta® Gel, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Watson is able to obtain FDA approval of its product, Watson may be able to launch its generic version of Fortesta® Gel prior to the applicable patents' expirations in 2018. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Fortesta® Gel and challenge the applicable patents.

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
Endo intends to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of Frova®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Mylan is able to obtain FDA approval of its product, Mylan may be able to launch its generic version of Frova® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents.
Other Legal Proceedings
In addition to the above proceedings, proceedings similar to those described above may also be brought in the future. Additionally, we are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. Currently, we are not involved in any other legal proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
NOTE 13. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss) attributable to Endo Health Solutions Inc. common stockholders	$15,349	$(87,345)
Denominator:
For basic per share data—weighted average shares	111,216	117,052
Dilutive effect of common stock equivalents	1,952	—
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	21	—
For diluted per share data—weighted average shares	113,189	117,052
Basic net income (loss) per share attributable to Endo Health Solutions Inc.	$0.14	$(0.75)
Diluted net income (loss) per share attributable to Endo Health Solutions Inc.	$0.14	$(0.75)
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
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at March 31, 2013.
The following reconciliation shows the maximum potential dilution of shares currently excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,972	25,993
Employee stock-based awards	4,422	3,083
	30,394	29,076
__________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.
NOTE 14. COST OF REVENUES
The components of Cost of revenues for the three months ended March 31, 2013 and 2012 (in thousands) were as follows:

	Three Months Ended March 31,
	2013	2012
Cost of net pharmaceutical product sales	$217,267	$290,595
Cost of device revenues	37,114	41,545
Cost of service and other revenues	31,545	32,680
Total cost of revenues	$285,926	$364,820
NOTE 15. DEBT
The following is a summary of the Company's total indebtedness at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(52,380)	(58,168)
1.75% Convertible Senior Subordinated Notes due 2015, net	$327,120	$321,332
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(3,027)	(3,101)
7.00% Senior Notes due 2020, net	$396,973	$396,899
7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$795	$795
4.00% AMS Convertible Notes due 2041	$111	$111
Term Loan A Facility Due 2018	$1,387,500	$1,387,500
Term Loan B Facility Due 2018	$60,550	$160,550
Other long-term debt	$4,981	$4,758
Total long-term debt, net	$3,078,030	$3,171,945
Less current portion	$71,968	$133,998
Total long-term debt, less current portion, net	$3,006,062	$3,037,947
On March 26, 2013, we made a prepayment of $100.0 million on our Term Loan B Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment and included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
Also on March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our existing credit agreement to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500 million Revolving Credit Facility and our Term Loan A Facility which, at the time of the amendment and restatement, had a remaining principal balance of $1,387.5 million, to March 15, 2018. The 2013 Credit Agreement provides the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments. Under the 2013 Credit Agreement, the Company is required to maintain a leverage ratio (as the definition of such ratio has been modified in the 2013 Credit Agreement) of no greater than 3.75 to 1.00, which provides the Company with greater financial and operating flexibility than the prior credit agreement. The 2013 Credit Agreement continues to require the Company to maintain a minimum interest coverage ratio of 3.50 to 1.00.
The 2013 Credit Agreement keeps in place the Company’s Term Loan B Facility which matures on June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. The 2013 Credit Agreement also permits additional revolving or term loan commitments up to $500 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.
The obligations of the Company under our credit facility continue to be guaranteed by certain of the Company’s domestic subsidiaries (the Subsidiary Guarantors) and continue to be secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 2013 Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates.
As set forth in the 2013 Credit Agreement, borrowings under our credit facility will continue to bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the 2013 Credit Agreement. For the Term Loan A Facility and Revolving Credit Facility, the Company may elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.75% and 2.50% or an Alternate Base Rate (as defined in the 2013 Credit Agreement) plus between 0.75% and 1.50%. For the Term Loan B Facility, the Company may elect to pay interest based on an adjusted LIBOR plus 3.00% or an Alternate Base Rate plus 2.00%. The Company will pay a commitment fee of between 37.5 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.
In connection with the 2013 Credit Agreement, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which was deferred and will be amortized over the term of the 2013 Credit Agreement. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense upon the amendment and restatement of the 2013 Credit Agreement. These expenses were included in the Condensed Consolidated Statements of Operations as a Net loss on extinguishment of debt.
Other than as described above, there have been no material changes to our other indebtedness from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.

NOTE 16. SUPPLEMENTAL GUARANTOR INFORMATION
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
The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.
The Condensed Consolidating Financial Statements are presented using the equity method of accounting for investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	March 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$750	$299,172	$40,595	$—	$340,517
Accounts receivable, net	—	615,116	77,039	19,038	711,193
Inventories, net	—	367,929	24,818	(7,990)	384,757
Prepaid expenses and other current assets	—	47,472	8,576	(11,238)	44,810
Income taxes receivable	53,016	(52,012)	40,179	109	41,292
Deferred income taxes	—	268,081	8,369	—	276,450
Total current assets	53,766	1,545,758	199,576	(81)	1,799,019
INTERCOMPANY RECEIVABLES	1,555,248	7,587,605	194,034	(9,336,887)	—
MARKETABLE SECURITIES	—	2,539	—	—	2,539
PROPERTY, PLANT AND EQUIPMENT, NET	—	353,519	29,048	(322)	382,245
GOODWILL	—	1,798,492	218,871	—	2,017,363
OTHER INTANGIBLES, NET	—	1,983,255	75,143	—	2,058,398
INVESTMENT IN SUBSIDIARIES	5,197,663	315,865	—	(5,513,528)	—
OTHER ASSETS	59,056	27,084	25,409	(18,611)	92,938
TOTAL ASSETS	$6,865,733	$13,614,117	$742,081	$(14,869,429)	$6,352,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89	$266,837	$5,851	$(400)	$272,377
Accrued expenses	24,669	1,021,771	30,209	(5)	1,076,644
Current portion of long-term debt	69,375	906	1,687	—	71,968
Acquisition-related contingent consideration	—	1,194	—	—	1,194
Total current liabilities	94,133	1,290,708	37,747	(405)	1,422,183
INTERCOMPANY PAYABLES	2,643,760	6,591,628	101,499	(9,336,887)	—
DEFERRED INCOME TAXES	4,270	488,969	(87)	—	493,152
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,770	—	—	2,770
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,002,768	—	3,294	—	3,006,062
OTHER LIABILITIES	6,431	259,068	9,708	(18,609)	256,598
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,411	—	30,430	(30,430)	1,411
Additional paid-in capital	1,062,076	4,193,481	575,130	(4,768,611)	1,062,076
Retained earnings (deficit)	826,922	793,956	(71,431)	(722,525)	826,922
Accumulated other comprehensive loss	(9,166)	(6,463)	(1,575)	8,038	(9,166)
Treasury stock	(766,872)	—	—	—	(766,872)
Total Endo Health Solutions Inc. stockholders’ equity	1,114,371	4,980,974	532,554	(5,513,528)	1,114,371
Noncontrolling interests	—	—	57,366	—	57,366
Total stockholders’ equity	1,114,371	4,980,974	589,920	(5,513,528)	1,171,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,865,733	$13,614,117	$742,081	$(14,869,429)	$6,352,502

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$512	$499,932	$47,472	$—	$547,916
Accounts receivable, net	—	601,967	75,752	13,131	690,850
Inventories, net	—	354,150	23,774	(20,286)	357,638
Prepaid expenses and other current assets	—	12,675	8,591	6,484	27,750
Income taxes receivable	39,503	(35,708)	32,585	109	36,489
Deferred income taxes	—	296,027	11,906	658	308,591
Total current assets	40,015	1,729,043	200,080	96	1,969,234
INTERCOMPANY RECEIVABLES	2,039,648	8,233,831	193,673	(10,467,152)	—
MARKETABLE SECURITIES	—	1,746	—	—	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	—	356,427	29,573	(332)	385,668
GOODWILL	—	1,798,493	215,858	—	2,014,351
OTHER INTANGIBLES, NET	—	2,020,942	78,031	—	2,098,973
INVESTMENT IN SUBSIDIARIES	5,162,874	313,978	—	(5,476,852)	—
OTHER ASSETS	65,727	27,766	24,122	(19,028)	98,587
TOTAL ASSETS	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$410,532	$6,492	$(232)	$416,882
Accrued expenses	31,981	1,096,261	42,708	(5)	1,170,945
Current portion of long-term debt	131,250	906	1,842	—	133,998
Acquisition-related contingent consideration	—	6,195	—	—	6,195
Total current liabilities	163,321	1,513,894	51,042	(237)	1,728,020
INTERCOMPANY PAYABLES	3,031,742	7,351,093	84,317	(10,467,152)	—
DEFERRED INCOME TAXES	5,314	512,118	(867)	—	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,729	—	—	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,035,031	—	2,916	—	3,037,947
OTHER LIABILITIES	—	159,319	9,800	(19,027)	150,092
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,400	—	30,430	(30,430)	1,400
Additional paid-in capital	1,035,115	4,195,802	571,928	(4,767,730)	1,035,115
Retained earnings (deficit)	811,573	754,551	(70,203)	(684,348)	811,573
Accumulated other comprehensive (loss) income	(6,802)	(7,280)	1,624	5,656	(6,802)
Treasury stock	(768,430)	—	—	—	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	1,072,856	4,943,073	533,779	(5,476,852)	1,072,856
Noncontrolling interests	—	—	60,350	—	60,350
Total stockholders’ equity	1,072,856	4,943,073	594,129	(5,476,852)	1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$647,293	$94,042	$(32,816)	$708,519
COSTS AND EXPENSES:
Cost of revenues	—	253,752	57,636	(25,462)	285,926
Selling, general and administrative	—	213,936	22,456	(10)	236,382
Research and development	—	40,116	1,453	—	41,569
Litigation-related and other contingencies	—	68,232	—	—	68,232
Asset impairment charges	—	1,100	—	—	1,100
Acquisition-related and integration items, net	—	558	760	—	1,318
OPERATING INCOME	$—	$69,599	$11,737	$(7,344)	$73,992
INTEREST EXPENSE, NET	11,663	32,609	31	—	44,303
NET LOSS ON EXTINGUISHMENT OF DEBT	11,312	—	—	—	11,312
OTHER (INCOME) EXPENSE, NET	—	(24,137)	4,046	1,923	(18,168)
(LOSS) INCOME BEFORE INCOME TAX	$(22,975)	$61,127	$7,660	$(9,267)	$36,545
INCOME TAX	(8,126)	23,608	(2,366)	(3,174)	9,942
EQUITY FROM INCOME IN SUBSIDIARIES	30,198	1,886	—	(32,084)	—
CONSOLIDATED NET INCOME	$15,349	$39,405	$10,026	$(38,177)	$26,603
Less: Net income attributable to noncontrolling interests	—	—	11,254	—	11,254
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$15,349	$39,405	$(1,228)	$(38,177)	$15,349

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$627,872	$85,260	$(22,499)	$690,633
COSTS AND EXPENSES:
Cost of revenues	—	333,084	53,349	(21,613)	364,820
Selling, general and administrative	—	229,252	25,218	(16)	254,454
Research and development	—	87,674	1,014	—	88,688
Asset impairment charges	—	40,000	—	—	40,000
Acquisition-related and integration items, net	—	3,355	394	—	3,749
OPERATING (LOSS) INCOME	$—	$(65,493)	$5,285	$(870)	$(61,078)
INTEREST EXPENSE, NET	11,348	35,532	16	—	46,896
NET LOSS ON EXTINGUISHMENT OF DEBT	5,426	—	—	—	5,426
OTHER EXPENSE (INCOME), NET	—	522	(62)	(9)	451
(LOSS) INCOME BEFORE INCOME TAX	$(16,774)	$(101,547)	$5,331	$(861)	$(113,851)
INCOME TAX	(6,028)	(32,972)	7	(333)	(39,326)
EQUITY FROM LOSS IN SUBSIDIARIES	(76,599)	(2,999)	—	79,598	—
CONSOLIDATED NET (LOSS) INCOME	$(87,345)	$(71,574)	$5,324	$79,070	$(74,525)
Less: Net income attributable to noncontrolling interests	—	—	12,820	—	12,820
NET LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(87,345)	$(71,574)	$(7,496)	$79,070	$(87,345)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$15,349	$39,405	$10,026	$(38,177)	$26,603
OTHER COMPREHENSIVE (LOSS) INCOME	(2,364)	817	(3,199)	2,382	(2,364)
CONSOLIDATED COMPREHENSIVE INCOME	$12,985	$40,222	$6,827	$(35,795)	$24,239
Less: Comprehensive income attributable to noncontrolling interests	—	—	11,254	—	11,254
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$12,985	$40,222	$(4,427)	$(35,795)	$12,985

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(87,345)	$(71,574)	$5,324	$79,070	$(74,525)
OTHER COMPREHENSIVE INCOME (LOSS)	2,242	(832)	3,202	(2,370)	2,242
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	$(85,103)	$(72,406)	$8,526	$76,700	$(72,283)
Less: Comprehensive income attributable to noncontrolling interests	—	—	12,820	—	12,820
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(85,103)	$(72,406)	$(4,294)	$76,700	$(85,103)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash used in operating activities	$(3,316)	$(52,701)	$(2,730)	$—	$(58,747)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20,935)	(3,021)	—	(23,956)
Proceeds from sale of property, plant and equipment	—	20	291	—	311
Acquisitions, net of cash acquired	—	—	(3,645)	—	(3,645)
Patent acquisition costs and license fees	—	(10,000)	—	—	(10,000)
Net cash used in investing activities	$—	$(30,915)	$(6,375)	$—	$(37,290)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(39)	(50)	—	(89)
Direct financing arrangement repayments	—	(857)	—	—	(857)
Proceeds from other indebtedness	—	—	223	—	223
Principal payments on Term Loans	(100,000)	—	—	—	(100,000)
Deferred financing fees	(7,251)	—	—	—	(7,251)
Payment for contingent consideration	—	(5,000)	—	—	(5,000)
Tax benefits of stock awards	—	1,998	—	—	1,998
Exercise of Endo Health Solutions Inc. stock options	12,826	—	—	—	12,826
Issuance of common stock from treasury	1,557	—	—	—	1,557
Cash distributions to noncontrolling interests	—	—	(12,832)	—	(12,832)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(1,525)	—	(1,525)
Intercompany activity	96,422	(113,246)	16,824	—	—
Net cash provided by (used in) financing activities	$3,554	$(117,144)	$2,640	$—	$(110,950)
Effect of foreign exchange rate	—	—	(412)	—	(412)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$238	$(200,760)	$(6,877)	$—	$(207,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512	499,932	47,472	—	547,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$750	$299,172	$40,595	$—	$340,517

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities(1)	$1,398	$58,035	$(72,495)	$—	$(13,062)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(27,580)	(1,532)	—	(29,112)
Proceeds from sale of property, plant and equipment	—	—	191	—	191
Patent acquisition costs and license fees	—	(5,000)	—	—	(5,000)
Net cash used in investing activities	$—	$(32,580)	$(1,341)	$—	$(33,921)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(127)	—	—	(127)
Principal payments on Term Loans	(219,063)	—	—	—	(219,063)
Principal payments on other indebtedness	—	—	(439)	—	(439)
Tax benefits of stock awards	—	3,521	—	—	3,521
Exercise of Endo Health Solutions Inc. stock options	9,543	—	—	—	9,543
Purchase of common stock	(33,000)	—	—	—	(33,000)
Issuance of common stock from treasury	1,412	—	—	—	1,412
Cash distributions to noncontrolling interests	—	—	(13,120)	—	(13,120)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(849)	—	(849)
Intercompany activity(1)	232,438	(318,552)	86,114	—	—
Net cash (used in) provided by financing activities(1)	$(8,670)	$(315,158)	$71,706	$—	$(252,122)
Effect of foreign exchange rate	—	—	(212)	—	(212)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(7,272)	$(289,703)	$(2,342)	$—	$(299,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,046	$166,053	$41,204	$—	$248,303
__________

(1)
Subsequent to the issuance of the first quarter 2012 financial statements, the Company determined that a revision was required to correct the classification of certain intercompany cash transfers among Endo Health Solutions Inc., referred to herein as the Parent, and Guarantor and Non-Guarantor Subsidiaries. The intercompany transfers for the three months ended March 31, 2012, which were previously included as a component of operating activities and are now being reclassified as a component of financing activities, included $232.4 million of net cash inflows received by the Parent, $318.5 million of net cash outflows paid by Guarantor Subsidiaries and $86.1 million of net cash inflows received by the Non-Guarantor Subsidiaries. In order to reclassify these transfers, adjustments have been made. The net effect of these adjustments was to include the impact of these intercompany cash transfers within financing activities. These adjustments had no effect on the consolidated Net cash used in operating activities or Net cash used in financing activities for the three months ended March 31, 2012 and the change did not impact the Condensed Consolidating Balance Sheets or Condensed Consolidating Statements of Operations.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2012 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this Report.
EXECUTIVE SUMMARY
During the first quarter of 2013, Rajiv De Silva was appointed as our new President and Chief Executive Officer. Mr. De Silva was also appointed to the Board of Directors effective March 18, 2013. With Mr. De Silva's arrival, the Company initiated an enterprise-wide business assessment of the Company's strategy, cost structure and operating model to develop a plan to accelerate both our short-term and long-term growth while focusing on further enhancing operating efficiency and effectiveness.
Also during the first quarter of 2013, we commenced Lidoderm® shipments to the wholesaler affiliate of Watson pursuant to the 2012 Watson Settlement Agreement. Total units shipped to Watson's wholesaler affiliate during the quarter were approximately 152,000.
On March 26, 2013, we amended and restated our existing credit agreement to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500 million Revolving Credit Facility and our Term Loan A Facility to March 15, 2018. The 2013 Credit Agreement keeps in place the Company’s Term Loan B Facility which matures on June 17, 2018. The 2013 Credit Agreement also permits additional revolving or term loan commitments up to $500 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.
Also in April 2013, in a joint meeting of the Advisory Committee for Reproductive Health Drugs and the Drug Safety and Risk Management Advisory Committee, panelists voted on whether AveedTM is safe as a treatment for male hypogonadism. The results of this vote were split 9 - 9. Panelists also voted on whether the proposed instructions for use in AveedTM's product labeling are sufficient to ameliorate the risk of severe post-injection reactions. The results of this vote were 17 against, 1 in favor. The FDA is not required to follow advisory committee recommendations. The Prescription Drug User Fee Act (PDUFA) date related to our New Drug Application (NDA) for AveedTM is set for late May 2013.
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired and (6) pricing. These fluctuations are also attributable to charges incurred for compensation related to stock compensation, amortization of intangible assets, asset impairment charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Revenues. Revenues for the three months ended March 31, 2013 increased 3% to $708.5 million from $690.6 million in the comparable 2012 period. This increase in revenues was driven by revenue growth from our Qualitest segment, partially offset by revenue decreases at our Endo Pharmaceuticals, AMS and HealthTronics segments.

The following table displays our revenues by category and as a percentage of total revenues for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
Lidoderm®	$187,024	26	$210,014	30
Opana® ER	56,327	8	81,086	12
Voltaren® Gel	36,110	5	—	—
Percocet®	26,618	4	23,380	3
Frova®	13,777	2	15,644	2
Supprelin® LA	13,426	2	13,446	2
Other brands	24,307	3	20,004	3
Total Endo Pharmaceuticals*	$357,589	50	$363,574	53
Qualitest	178,253	25	145,345	21
AMS	122,652	17	130,166	19
HealthTronics	50,025	7	51,548	7
Total revenues*	$708,519	100	$690,633	100

__________

*	Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2013 decreased 11% to $187.0 million from $210.0 million in the comparable 2012 period. This decrease was mainly attributable to the 2013 commencement of Lidoderm® shipments at zero cost to Watson's wholesaler affiliate under the terms of the Watson Settlement Agreement. In addition, pursuant to the Watson Settlement Agreement, we expect Actavis to launch its lidocaine patch 5%, a generic version of Lidoderm®, on September 15, 2013, negatively impacting future net sales of Lidoderm®.
Opana® ER. Net Sales of Opana® ER for the three months ended March 31, 2013 decreased 31% to $56.3 million from $81.1 million in the comparable 2012 period. In the first half of 2012, after our first quarter supply disruption associated with the shutdown of Novartis's Lincoln, Nebraska manufacturing facility, we transitioned to our formulation of Opana® ER, that is designed to be crush-resistant. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues since the transition have not returned to historical pre-transition levels. In addition, Impax launched a generic version of the non-crush resistant formulation Opana® ER on January 2, 2013, negatively impacting first quarter sales. Impax's generic may continue to negatively impact sales in future periods; however, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties including the FDA's determination regarding whether the original formulation of Opana® ER was withdrawn for safety reasons, which we expect will be decided in May 2013, as well as certain other FDA actions that could impact the ability of both branded and generic competition for Opana® ER to enter the market.
In April 2013, the FDA announced that it had determined that the original OxyContin® extended-release tablets marketed by a competitor, which were withdrawn from the market in August 2010 upon the launch of the reformulated OxyContin®, were withdrawn for reasons of safety or effectiveness. The FDA further stated that it would not accept or approve any ANDAs that rely upon the approval of original OxyContin®, precluding the pending generic OxyContin® applicants to come to market. While uncertainty remains with respect to how the FDA will respond to our August 13, 2012 Citizen Petition on Opana® ER, we believe our situation shares many similarities to the original OxyContin®. However, there can be no assurance that a similar determination will be made for Opana® ER. The FDA is expected to respond to this Citizen Petition on May 10, 2013.
Voltaren® Gel. Net Sales of Voltaren® Gel for the three months ended March 31, 2013 totaled $36.1 million. We had no sales of Voltaren® Gel in the comparable 2012 period due to temporary supply constraints resulting from the shutdown of Novartis’s Lincoln, Nebraska manufacturing facility. Subject to FDA approval, we believe one or more competing products could potentially enter the market during the second quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®. Net sales of Percocet® for the three months ended March 31, 2013 increased 14% to $26.6 million from $23.4 million in the comparable 2012 period. This increase was primarily attributable to price increases, partially offset by reduced volumes.
Frova®. Net sales of Frova® for the three months ended March 31, 2013 decreased 12% to $13.8 million from $15.6 million in the comparable 2012 period. This decrease was primarily attributable to reduced volumes, partially offset by price increases.

Supprelin® LA. Net sales of Supprelin® LA for the three months ended March 31, 2013 were consistent with the comparable 2012 period.
Other brands. Net sales of our other branded products for the three months ended March 31, 2013 increased 22% to $24.3 million from $20.0 million in the comparable 2012 period. This increase was primarily attributable to sales growth of Fortesta® Gel.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
Cost of revenues	$285,926	40	$364,820	53
Selling, general and administrative	236,382	33	254,454	37
Research and development	41,569	6	88,688	13
Litigation-related and other contingencies	68,232	10	—	—
Asset impairment charges	1,100	—	40,000	6
Acquisition-related and integration items, net	1,318	—	3,749	1
Total costs and expenses*	$634,527	90	$751,711	109

__________

*	Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues for the three months ended March 31, 2013 decreased 22% to $285.9 million from $364.8 million in the comparable 2012 period. This decrease was primarily driven by the inclusion in the first quarter of 2012 of a $110.0 million charge related to our Impax Settlement Agreement. This decrease was partially offset by an increase in cost of revenues at Qualitest due to increased demand. Gross profit margins increased to 60% for the three months ended March 31, 2013 compared to 47% in the comparable 2012 period. This increase in gross profit was primarily due to the impact of the previously described charge related to the Impax Settlement Agreement, partially offset by changes in the mix of revenues and the corresponding margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2013 decreased 7% to $236.4 million from $254.5 million in the comparable 2012 period. This decrease was primarily driven by the results of ongoing, company-wide efforts to reduce costs. Cost reductions included Endo Pharmaceuticals' legal expense of approximately $6.0 million and salaries and wages expense of approximately $3.1 million. In addition, AMS severance expense decreased by $9.9 million compared to the prior year.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 decreased 53% to $41.6 million from $88.7 million in the comparable 2012 period. This decrease was primarily driven by a decline in expenses related to milestones in the current year quarter. In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million and incurred $15.0 million of additional costs related to the achievement of certain regulatory milestones during the first quarter of 2012, which were recorded as Research and development expenses.
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies for the three months ended March 31, 2013 totaled $68.2 million with no comparable charges in the comparable 2012 period. The amount for the three months ended March 31, 2013 relates to charges associated with certain of our legal proceedings and other contingent matters as described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset Impairment Charges. Asset impairment charges were not material to the Condensed Consolidated Financial Statements during the three months ended March 31, 2013. Asset impairment charges for the three months ended March 31, 2012 relate primarily to impairments of intangible assets, including a $40.0 million charge to write down our Sanctura XR® intangible asset. Further discussion of intangible asset impairment charges is included in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Acquisition-Related and Integration Items, net. Acquisition-related and integration items, net totaled $1.3 million in expense for the three months ended March 31, 2013 compared to $3.7 million in expense in the comparable 2012 period. The decrease is primarily due to lower integration costs on our recent acquisitions.
Interest Expense, net. The components of interest expense, net for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense	$44,390	$47,008
Interest income	(87)	(112)
Interest expense, net	$44,303	$46,896
Interest expense for the three months ended March 31, 2013 totaled $44.4 million compared to $47.0 million in the comparable 2012 period. This decrease was primarily attributable to a decrease in our average total indebtedness from $3.4 billion during the three months ended March 31, 2012 to $3.1 billion during the three months ended March 31, 2013.
Net Loss on Extinguishment of Debt. In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. Approximately $5.4 million of the remaining unamortized financing costs associated with this facility was written off in connection with the February 2012 prepayment.
On March 26, 2013, we made an additional prepayment of $100.0 million on our Term Loan B Facility. Approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment.
Also, in March 2013, we amended and restated our Credit Agreement. Upon the closing of 2013 Credit Agreement, related debt issuance costs of $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense.
Other (Income) Expense, Net. Other (income) expense, net for the three months ended March 31, 2013 was $18.2 million of income compared to $0.5 million of expense in the comparable 2012 period. Approximately $19.2 million of the income during the three months ended March 31, 2013 was Watson litigation settlement income, net related to the Watson Settlement Agreement. For a complete description of the accounting for the Watson Settlement Agreement, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Income Tax. During the three months ended March 31, 2013, we recognized $9.9 million of income tax expense compared to a benefit of $39.3 million in the comparable 2012 period. The effective income tax rate was 27.2% during the three months ended March 31, 2013 compared to 34.5% in the comparable 2012 period. The decrease in the effective tax rate is largely driven by the reinstatement of the research and development tax credit effective January 2013, which resulted in recording a benefit for the estimated 2013 credit as well as the recording of the credit for 2012 in the three-month period ending March 31, 2013. Also contributing to the decrease in the effective tax rate is a reduction in the state tax rate due to law changes and the impact of a current period foreign rate differential for certain of our foreign operations, which had a favorable impact during the three months ended March 31, 2013 compared to an unfavorable impact during the comparable 2012 period. These decreases were partially offset by the impact of certain excess golden parachute payments. During the three months ended March 31, 2012, the effective tax rate benefited from the favorable impact of certain excess golden parachute payments. This benefit did not reoccur during the three months ended March 31, 2013.
Net Income Attributable to Noncontrolling Interests. As a result of our July 2010 acquisition of HealthTronics, Inc., we own interests in various partnerships and limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where we do not own 100% of the entity in accordance with the accounting consolidation principles. Net income attributable to noncontrolling interests relates to the portion of the net income of these partnerships and LLCs not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interest totaled $11.3 million in during the three months ended March 31, 2013 and $12.8 million in the comparable 2012 period.
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
Business Segment Results Review
The Company has four reportable segments: (1) Endo Pharmaceuticals, (2) Qualitest, (3) AMS and (4) HealthTronics. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of their respective products or services and is discussed in more detail below.
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
There are limitations to using financial measures such as adjusted income before income tax. Other companies in our industry may define adjusted income before income tax differently than we do. As a result, it may be difficult to use adjusted income before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income before income tax to our consolidated income before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Supprelin® LA, Vantas®, Valstar® and Fortesta® Gel.
Qualitest
The Qualitest segment is composed of our legacy Endo non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our AMS customers or distributors accounted for ten percent or more of our total revenues during the three months ended March 31, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$357,589	$363,574
Qualitest	178,253	145,345
AMS(1)	122,652	130,166
HealthTronics	50,025	51,548
Total consolidated net revenues to external customers	$708,519	$690,633
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended March 31,
	2013	2012
AMS:
United States	$78,367	$86,970
International	44,285	43,196
Total AMS revenues	$122,652	$130,166
Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment for the three months ended March 31, 2013 decreased 2% to $357.6 million from $363.6 million in the comparable 2012 period. This decrease was primarily driven by decreased revenues from Lidoderm® and Opana® ER, partially offset by an increase in Voltaren® Gel.
Qualitest. Net sales of our generic products for the three months ended March 31, 2013 increased 23% to $178.3 million from $145.3 million in the comparable 2012 period. This increase was primarily driven by strong demand for Qualitest's diversified product portfolio. During the three months ended March 31, 2013, revenues from Qualitest's top 15 products increased 7% to $100.0 million from $93.5 million in the comparable 2012 period.
AMS. Revenues from our AMS segment for the three months ended March 31, 2013 decreased 6% to $122.7 million from $130.2 million in the comparable 2012 period. This decrease was primarily driven by lower sales in the women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes may be in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
HealthTronics. Revenues from our HealthTronics segment for the three months ended March 31, 2013 decreased 3% to $50.0 million from $51.5 million in the comparable 2012 period. This decrease was primarily driven by lower treatment volumes in the lithotripsy services and lower sales volumes in the medical products manufacturing business lines, partially offset by increased treatment volumes in the anatomical pathology services business line.

Adjusted income before income tax. The following table displays our adjusted income before income tax by reportable segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted income before income tax:
Endo Pharmaceuticals	$174,407	$178,826
Qualitest	47,112	36,251
AMS	31,644	27,052
HealthTronics	10,289	12,408
Corporate unallocated	(84,498)	(92,160)
Total consolidated adjusted income before income tax	$178,954	$162,377
Endo Pharmaceuticals. Adjusted income before income tax for the three months ended March 31, 2013 decreased 2% to $174.4 million from $178.8 million in the comparable 2012 period. This decrease was primarily driven by decreased revenues, partially offset by decreased operating expenses associated with our ongoing efforts to improve our operating efficiency.
Qualitest. Adjusted income before income tax for the three months ended March 31, 2013 increased 30% to $47.1 million from $36.3 million in the comparable 2012 period. This increase was primarily driven by the continued revenue growth.
AMS. Adjusted income before income tax for the three months ended March 31, 2013 increased 17% to $31.6 million from $27.1 million in the comparable 2012 period. This increase was primarily driven by decreased operating expenses, including research and development expenses, partially offset by decreased revenues.
HealthTronics. Adjusted income before income tax for the three months ended March 31, 2013 decreased 17% to $10.3 million from $12.4 million in the comparable 2012 period. This decrease was primarily driven by a decrease in revenues.
Corporate unallocated. Corporate unallocated adjusted loss before income tax for the three months ended March 31, 2013 decreased 8% to $84.5 million from $92.2 million in the comparable 2012 period. This decrease was primarily driven by decreased general and administrative expenses associated with our ongoing efforts to improve our operating efficiency and the previously discussed decrease in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total consolidated adjusted income before income tax:	$178,954	$162,377
Upfront and milestone payments to partners	(2,574)	(45,841)
Asset impairment charges	(1,100)	(40,000)
Acquisition-related and integration items, net(1)	(1,318)	(3,749)
Separation benefits and other cost reduction initiatives(2)	(14,404)	(11,614)
Amortization of intangible assets	(48,946)	(53,360)
Inventory step-up	—	(1,262)
Non-cash interest expense	(5,450)	(4,976)
Net loss on extinguishment of debt	(11,312)	(5,426)
Watson litigation settlement income, net	19,227	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	(110,000)
Certain litigation-related charges(3)	(76,532)	—
Total consolidated income (loss) before income tax	$36,545	$(113,851)
__________

(1)
Included within this line are transaction costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $1.5 million and $11.2 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, approximately $13.3 million of employee separation costs are included in Accrued expenses on the Condensed Consolidated Balance Sheets. Approximately $6.6 million was paid during the three months ended March 31, 2013 and the majority of the balance is expected to be paid over the remainder of 2013. Additionally, Separation benefits and other cost reduction initiatives includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. The expense was recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

(3)
Included within this amount for the three months ended March 31, 2013 are charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $376.8 million at March 31, 2013 compared to $241.2 million at December 31, 2012. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and/or money market accounts, totaled approximately $340.5 million at March 31, 2013 compared to $547.9 million at December 31, 2012.
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
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the Company's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. If ultimately successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition could cause a rapid decline in revenue from the affected products and have a material adverse effect on our liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently initiated an enterprise-wide business assessment of the Company's strategy, financials and operating model to develop a plan to return the Company to both short-term and long-term growth while focusing on operating efficiency and effectiveness.
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
We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties.
On March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our existing credit agreement to extend its term and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500 million Revolving Credit Facility and our Term Loan A Facility which, at the time of the amendment and restatement, had a remaining principal balance of $1,387.5 million, to March 15, 2018. The 2013 Credit Agreement provides the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments. Under the 2013 Credit Agreement, the Company is required to maintain a leverage ratio (as the definition of such ratio has been modified in the 2013 Credit Agreement) of no greater than 3.75 to 1.00, which provides the Company with greater financial and operating flexibility than the prior credit agreement. The 2013 Credit Agreement continues to require the Company to maintain a minimum interest coverage ratio of 3.50 to 1.00.
The 2013 Credit Agreement keeps in place the Company’s Term Loan B Facility which matures on June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. The 2013 Credit Agreement also permits additional revolving or term loan commitments up to $500 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.
The obligations of the Company under our credit facility continue to be guaranteed by certain of the Company’s domestic subsidiaries (the Subsidiary Guarantors) and continue to be secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 2013 Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates.
As set forth in the 2013 Credit Agreement, borrowings under our credit facility will continue to bear interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the 2013 Credit Agreement. For the Term Loan A Facility and Revolving Credit Facility, the Company may elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.75% and 2.50% or an Alternate Base Rate (as defined in the 2013 Credit Agreement) plus between 0.75% and 1.50%. For the Term Loan B Facility, the Company may elect to pay interest based on an adjusted LIBOR plus 3.00% or an Alternate Base Rate plus 2.00%. The Company will pay a commitment fee of between 37.5 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.
At March 31, 2013, the Company's indebtedness also includes senior notes with aggregate principal amounts totaling $1.3 billion. These notes mature between 2019 and 2022, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 7.00% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At March 31, 2013, the Company's indebtedness also includes convertible notes with an aggregate principal amount totaling $379.5 million. These notes mature in 2015, subject to earlier conversion. Holders of these convertible notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the indenture for these convertible notes: (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of these convertible notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the notes. It is our current intention to settle the principal amount of any conversion consideration in cash.
These convertible notes are only included in the dilutive net income per share calculation using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
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

The following table provides the range of shares that would be included in the dilutive net income per share calculation for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2013
	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$27.79	$29.25		$30.71	$32.18
Impact on dilutive shares:
Convertible notes	—	21		639	1,204
Warrants	—	—		—	—
	—	21	(1)	639	1,204
__________

(1)	Amount included in total diluted shares outstanding of 113.2 million for the three month period ended March 31, 2013.
Share Repurchase Programs. Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the three months ended March 31, 2013. We purchased approximately 0.9 million shares of our common stock during the three months ended March 31, 2012 totaling $33.0 million.
Working Capital. The components of our working capital and our current ratio at March 31, 2013 and December 31, 2012 are below (in thousands):

	March 31, 2013	December 31, 2012
Total current assets	$1,799,019	$1,969,234
Less: total current liabilities	(1,422,183)	(1,728,020)
Working capital	$376,836	$241,214
Current ratio	1.3:1	1.1:1
Working capital increased by $135.6 million from December 31, 2012 to March 31, 2013 primarily due to Net cash provided by operating activities, excluding changes in assets and liabilities, of $140.7 million. Additionally, approximately $61.9 million of indebtedness was reclassified from a current liability to a non-current liability as a result of the March 2013 amendment and restatement of our credit facility and the current portion of our product liability accrual decreased by approximately $37.5 million, representing the net impact of reclassifications to a non-current liability offset by new accruals. These items were partially offset by the first quarter 2013 prepayment of $100.0 million on indebtedness which had been classified as a non-current liability.
The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$(58,747)	$(13,062)
Investing activities	(37,290)	(33,921)
Financing activities	(110,950)	(252,122)
Effect of foreign exchange rate	(412)	(212)
Net decrease in cash and cash equivalents	$(207,399)	$(299,317)
Cash and cash equivalents, beginning of period	$547,916	$547,620
Cash and cash equivalents, end of period	$340,517	$248,303
Days sales outstanding	47	45

Net cash used in operating activities. Net cash used in operating activities was $58.7 million for the three months ended March 31, 2013 compared to $13.1 million used in operating activities in the comparable 2012 period. Significant components of our operating cash flows for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash Flow Data-Operating Activities:
Consolidated net income (loss)	$26,603	$(74,525)
Depreciation and amortization	66,819	66,957
Stock-based compensation	15,331	14,518
Amortization of debt issuance costs and premium / discount	9,776	7,868
Deferred income taxes	8,644	(24,461)
Net loss on extinguishment of debt	11,312	5,426
Asset impairment charges	1,100	40,000
Changes in assets and liabilities which provided (used) cash	(199,398)	(48,862)
Other, net	1,066	17
Net cash used in operating activities	$(58,747)	$(13,062)
Net cash used in operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting our Consolidated net income (loss) for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations and government agencies, collaborative partners, employees, and tax payments in the ordinary course of business.
The $45.7 million fluctuation in Net cash used in operating activities for the three months ended March 31, 2013 compared to the comparable 2012 period was primarily the result of the timing of cash collections and cash payments, including the first annual royalty payment to Teikoku in the amount of approximately $56 million and payments to settle pricing litigation cases of approximately $29 million. These decreases were partially offset by an increase as a result of improved operating performance.
Net cash used in investing activities. Net cash used in investing activities was $37.3 million for the three months ended March 31, 2013 compared to $33.9 million used in investing activities in the comparable 2012 period. This $3.4 million fluctuation relates primarily to an increase in patent acquisition costs of $5.0 million and an increase in net cash used for acquisitions of $3.6 million, partially offset by a reduction in purchases of property, plant and equipment of $5.2 million.
Net cash used in financing activities. Net cash used in financing activities was $111.0 million for the three months ended March 31, 2013 compared to $252.1 million used in financing activities in the comparable 2012 period. This $141.2 million fluctuation relates primarily to a reduction in principal payments on term loan indebtedness totaling $119.1 million and a reduction in cash used to repurchase stock of $33.0 million, partially offset by an increase in cash paid for deferred financing fees of $7.3 million and an increase in cash paid for contingent consideration of $5.0 million.
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
Manufacturing, Supply and Other Service Agreements. We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products and finished goods, as well as to provide us certain services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc.,

Grünenthal GmbH, Sharp Corporation, Ventiv Commercial Services, LLC and UPS Supply Chain Solutions, Inc. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional discussion of commitments under manufacturing, supply and other service agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
License and Collaboration Agreements. We have agreed to certain contingent payments in certain of our license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For additional discussion of our contingent payments involving our license and collaboration agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 7. License and Collaboration Agreements and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Non-U.S. Operations. Our operations outside of the U.S. were not material during the three months ended March 31, 2013. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2012. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2013-04. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company is currently evaluating ASU 2013-04 but we do not expect the impact of adoption to be material.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013. Our exposures to market risk have not changed materially since December 31, 2012.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Notwithstanding the foregoing, we recently announced the appointment of Rajiv De Silva as the Company's President and Chief Executive Officer.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013. Risk factors disclosed in Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are incorporated into this document by reference.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
January 1, 2013 to January 31, 2013	—	—	—	$250,000,024
February 1, 2013 to February 28, 2013	—	—	—	$250,000,024
March 1, 2013 to March 31, 2013	—	—	—	$250,000,024
Total	—	—	—
__________

(1)
All shares were repurchased under the Company’s announced repurchase programs. In August 2012, our Board of Directors approved a share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450 million of shares of its outstanding common stock and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2012 Share Repurchase Plan. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO HEALTH SOLUTIONS INC. (Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
Date: May 7, 2013

Exhibit Index

Exhibit No.	Title
10.41	Policy of Endo Relating to Insider Trading in Company Securities and Confidentiality of Information, effective April 4, 2013

10.44
Executive Employment Agreement between Endo Health Solutions Inc. and Alan G. Levin, effective as of June 1, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 8, 2013)

10.108
Credit Facility, among Endo Health Solutions Inc., the lenders named therein, Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., dated as of March 26, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 28, 2013)

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

101
The following materials from Endo Health Solutions Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.