Form 10-Q
period 2013-06-30
ENDO HEALTH SOLUTIONS INC.
filed 2013-08-06
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of	July 30, 2013	:	114,204,833

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

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$505,608	$547,916
Accounts receivable, net	709,404	690,850
Inventories, net	429,942	357,638
Prepaid expenses and other current assets	38,964	27,750
Income taxes receivable	10,684	36,489
Deferred income taxes	262,665	308,591
Total current assets	$1,957,267	$1,969,234
MARKETABLE SECURITIES	2,018	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	375,079	385,668
GOODWILL	2,017,313	2,014,351
OTHER INTANGIBLES, NET	2,010,258	2,098,973
OTHER ASSETS	91,703	98,587
TOTAL ASSETS	$6,453,638	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$276,458	$416,882
Accrued expenses	1,075,351	1,170,945
Current portion of long-term debt	72,184	133,998
Acquisition-related contingent consideration	1,212	6,195
Total current liabilities	$1,425,205	$1,728,020
DEFERRED INCOME TAXES	476,384	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,812	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,994,252	3,037,947
OTHER LIABILITIES	303,440	150,092
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 142,753,663 and 140,040,882 shares issued; 113,624,131 and 110,793,855 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1,428	1,400
Additional paid-in capital	1,104,091	1,035,115
Retained earnings	861,921	811,573
Accumulated other comprehensive loss	(8,873)	(6,802)
Treasury stock, 29,129,532 and 29,247,027 shares at June 30, 2013 and December 31, 2012, respectively	(765,627)	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	$1,192,940	$1,072,856
Noncontrolling interests	58,605	60,350
Total stockholders’ equity	$1,251,545	$1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,453,638	$6,568,559
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Net pharmaceutical product sales	$584,303	$598,061	$1,120,047	$1,102,661
Devices revenues	125,971	128,131	248,623	258,297
Service and other revenues	56,235	58,996	106,358	114,863
TOTAL REVENUES	$766,509	$785,188	$1,475,028	$1,475,821
COSTS AND EXPENSES:
Cost of revenues	309,167	294,570	595,093	659,390
Selling, general and administrative	253,335	233,622	489,717	488,076
Research and development	34,091	45,427	75,660	134,115
Patent litigation settlement, net	—	131,361	—	131,361
Litigation-related and other contingencies	59,971	—	128,203	—
Asset impairment charges	7,087	3,000	8,187	43,000
Acquisition-related and integration items, net	2,640	7,055	3,958	10,804
OPERATING INCOME	$100,218	$70,153	$174,210	$9,075
INTEREST EXPENSE, NET	42,486	45,985	86,789	92,881
LOSS ON EXTINGUISHMENT OF DEBT	—	—	11,312	5,426
OTHER (INCOME) EXPENSE, NET	(16,413)	297	(34,581)	748
INCOME (LOSS) BEFORE INCOME TAX	$74,145	$23,871	$110,690	$(89,980)
INCOME TAX	26,034	1,776	35,976	(37,550)
CONSOLIDATED NET INCOME (LOSS)	$48,111	$22,095	$74,714	$(52,430)
Less: Net income attributable to noncontrolling interests	13,112	12,630	24,366	25,450
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$34,999	$9,465	$50,348	$(77,880)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC. COMMON STOCKHOLDERS:
Basic	$0.31	$0.08	$0.45	$(0.67)
Diluted	$0.30	$0.08	$0.44	$(0.67)
WEIGHTED AVERAGE SHARES:
Basic	112,531	116,992	111,873	117,022
Diluted	117,221	121,080	115,205	117,022
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
CONSOLIDATED NET INCOME (LOSS)		$48,111		$22,095		$74,714		$(52,430)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(327)		$1,561		$170		$1,369
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	(327)	—	1,561	—	170	—	1,369
Foreign currency translation gain (loss)		211		(6,640)		(2,969)		(3,568)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	283		993		533		195
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	126	409	(184)	809	195	728	(24)	171
OTHER COMPREHENSIVE INCOME (LOSS)		$293		$(4,270)		$(2,071)		$(2,028)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$48,404		$17,825		$72,643		$(54,458)
Less: Comprehensive income attributable to noncontrolling interests		13,112		12,630		24,366		25,450
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$35,292		$5,195		$48,277		$(79,908)
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss)	$74,714	$(52,430)
Adjustments to reconcile consolidated net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	135,051	139,563
Stock-based compensation	22,753	33,346
Amortization of debt issuance costs and premium / discount	18,567	17,521
Provision for bad debts	1,857	—
Selling, general and administrative expenses paid in shares of common stock	136	239
Deferred income taxes	5,832	(75,015)
Net loss (gain) on disposal of property, plant and equipment	2,049	(173)
Change in fair value of acquisition-related contingent consideration	100	(68)
Loss on extinguishment of debt	11,312	5,426
Asset impairment charges	8,187	43,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(22,946)	11,433
Inventories	(73,185)	(65,756)
Prepaid and other assets	8,885	(5,513)
Accounts payable	(133,199)	23,297
Accrued expenses	(94,975)	127,444
Other liabilities	130,537	46,730
Income taxes payable/receivable	21,356	(72,705)
Net cash provided by operating activities	$117,031	$176,339
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,469)	(47,321)
Proceeds from sale of property, plant and equipment	440	907
Acquisitions, net of cash acquired	(3,645)	443
Proceeds from sale of investments	—	18,800
Patent acquisition costs and license fees	(10,000)	(5,000)
Other investing activities	(2,673)	—
Net cash used in investing activities	$(53,347)	$(32,171)

	Six Months Ended June 30,
	2013	2012
FINANCING ACTIVITIES:
Capital lease obligations repayments	(197)	(661)
Direct financing arrangement repayments	(1,719)	—
Principal payments on Term Loans	(117,344)	(233,125)
Payment on AMS Convertible Notes	—	(17)
Principal payments on other indebtedness	(99)	(303)
Deferred financing fees	(9,573)	—
Payment for contingent consideration	(5,000)	—
Tax benefits of stock awards	5,561	3,894
Payments of tax withholding for restricted shares	(7,624)	—
Exercise of Endo Health Solutions Inc. stock options	52,483	10,819
Purchase of common stock	—	(56,000)
Issuance of common stock from treasury	2,803	2,899
Cash distributions to noncontrolling interests	(24,349)	(26,158)
Cash buy-out of noncontrolling interests, net of cash contributions	(1,882)	(1,481)
Net cash used in financing activities	$(106,940)	$(300,133)
Effect of foreign exchange rate	948	291
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(42,308)	$(155,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,916	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$505,608	$391,946
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$65,707	$81,638
Cash paid for income taxes	$3,928	$106,185
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$461	$1,266
Accrual for purchases of property, plant and equipment	$5,036	$4,304
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo Health Solutions Inc., which we refer to herein as the Company, Endo, we, our or us, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company is currently evaluating ASU 2013-04 but does not expect the impact of adoption to be material.
In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, in order to eliminate the diversity in practice in the presentation of unrecognized tax benefits in such instances. This guidance generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating ASU 2013-11 and plans to comply with all applicable provisions of this ASU no later than the first quarter of 2014.
NOTE 3. FAIR VALUE MEASUREMENTS
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration, debt obligations, and derivative instruments. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$504	$504	$—	$—
	$504	$504	$—	$—
Long-term assets:
Equity securities	$2,018	$2,018	$1,746	$1,746
Equity and cost method investments	15,192	N/A	15,195	N/A
	$17,210		$16,941
Current liabilities:
Acquisition-related contingent consideration—short-term	$1,212	$1,212	$6,195	$6,195
Current portion of Term Loan A Facility Due 2018	69,375	69,375	131,250	131,250
3.25% AMS Convertible Notes due 2036	795	795	795	795
4.00% AMS Convertible Notes due 2041	111	111	111	111
Current portion of other long-term debt	1,903	1,903	1,842	1,842
Derivative instruments	—	—	602	602
Minimum Voltaren® Gel royalties due to Novartis—short-term	29,388	29,388	31,878	31,878
Other	5,000	5,000	1,000	1,000
	$107,784	$107,784	$173,673	$173,673
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,812	$2,812	$2,729	$2,729
1.75% Convertible Senior Subordinated Notes Due 2015, net	333,119	364,012	321,332	364,444
Term Loan A Facility Due 2018, less current portion	1,300,781	1,300,370	1,256,250	1,259,094
Term Loan B Facility Due 2018	60,550	60,592	160,550	162,260
7.00% Senior Notes Due 2019	500,000	504,063	500,000	536,563
7.00% Senior Notes Due 2020, net	397,047	400,750	396,899	429,000
7.25% Senior Notes Due 2022	400,000	401,250	400,000	431,500
Other long-term debt, less current portion	2,755	2,755	2,916	2,916
Minimum Voltaren® Gel royalties due to Novartis—long-term	—	—	13,846	13,846
Other	8,150	8,150	5,775	5,775
	$3,005,214	$3,044,754	$3,060,297	$3,208,127
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on a quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined below. These securities are not held to support current operations and are therefore classified as non-current assets.
The acquisition-related contingent consideration, which is required to be measured at fair value on a recurring basis, consists primarily of contingent cash consideration related to the November 2010 acquisition of Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals). The fair value of our acquisition-related contingent consideration is determined using an income approach (present value technique), which is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 36% at June 30, 2013 and 32% at December 31, 2012 that were based on historic volatility of the Company’s common stock and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
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
The total fair value of various foreign exchange forward contracts as of June 30, 2013 includes assets of $0.5 million, reported in Prepaid expenses and other current assets. We measure our derivative instruments at fair value on a recurring basis using significant observable inputs, hence these instruments represent Level 2 measurements within the fair value hierarchy.
At the inception of our License and Supply Agreement with Novartis AG in 2008, we recorded a liability representing the fair value of the minimum Voltaren® Gel royalty due to Novartis AG. In December 2012, pursuant to the provisions of this agreement, the term was automatically renewed for an additional one year period. At this time, an additional liability of $21.3 million was recorded, representing the fair value of the incremental minimum royalty we expect to pay to Novartis AG over the renewal term. The fair values of these liabilities were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at June 30, 2013 and December 31, 2012 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2013 and December 31, 2012.
The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.
As of June 30, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$73,366	$—	$—	$73,366
Equity securities	2,018	—	—	2,018
Derivative instruments	—	504	—	504
Total	$75,384	$504	$—	$75,888
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$1,212	$1,212
Acquisition-related contingent consideration—long-term	—	—	2,812	2,812
Total	$—	$—	$4,024	$4,024

	Fair Value Measurements at Reporting Date using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$58,331	$—	$—	$58,331
Equity securities	1,746	—	—	1,746
Total	$60,077	$—	$—	$60,077
Liabilities:
Derivative instruments	$—	$602	$—	$602
Acquisition-related contingent consideration—short-term	—	—	6,195	6,195
Acquisition-related contingent consideration—long-term	—	—	2,729	2,729
Total	$—	$602	$8,924	$9,526
The table above includes $58.3 million of money market funds, classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets, which were not previously reported in the table in Note 3. Fair Value Measurements in our 2012 Annual Report on Form 10-K.
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), the Company acquired Qualitest Pharmaceuticals, which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million, after giving effect to the first quarter 2013 payment. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $4.0 million at June 30, 2013 and $8.9 million at December 31, 2012. The decrease in the balance primarily relates to a first quarter 2013 payment of $5.0 million related to the achievement of certain regulatory milestones. The remaining fluctuation resulted from changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
April 1, 2013	$(3,964)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(60)
June 30, 2013	$(4,024)

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
April 1, 2012	$(8,560)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(59)
June 30, 2012	$(8,619)
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2013	$(8,924)
Amounts (acquired) sold / (issued) settled, net	5,000
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(100)
June 30, 2013	$(4,024)
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2012	$(8,687)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	68
June 30, 2012	$(8,619)
The following is a summary of available-for-sale securities held by the Company at June 30, 2013 and December 31, 2012 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2013
Money market funds	$73,366	$—	$—	$73,366
Total included in cash and cash equivalents	$73,366	$—	$—	$73,366
Equity securities	$1,766	$252	$—	$2,018
Long-term available-for-sale securities	$1,766	$252	$—	$2,018
Total available-for-sale securities	$75,132	$252	$—	$75,384

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2012
Money market funds	$58,331	$—	$—	$58,331
Total included in cash and cash equivalents	$58,331	$—	$—	$58,331
Equity securities	$1,766	$—	$(20)	$1,746
Long-term available-for-sale securities	$1,766	$—	$(20)	$1,746
Total available-for-sale securities	$60,097	$—	$(20)	$60,077
The table above includes $58.3 million of money market funds, classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets, which were not previously reported in the table in Note 3. Fair Value Measurements in our 2012 Annual Report on Form 10-K.
At June 30, 2013 and December 31, 2012, our equity securities consisted of investments in the stock of publicly traded companies. As of June 30, 2013, one investment had been in an unrealized loss position for more than twelve months. As of December 31, 2012, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at June 30, 2013 or December 31, 2012 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.
Nonrecurring Fair Value Measurements
As further discussed in Note 5. Segment Results and Note 16. Restructuring, on June 4, 2013, the Company's Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. In June 2013, the Company began implementing these cost reduction initiatives and also began marketing its anatomical pathology services reporting unit, a component of its HealthTronics segment, for sale.
In connection with the June 2013 restructuring initiative and other cost reduction initiatives, we determined that the carrying amounts of certain miscellaneous fixed assets were no longer recoverable. Accordingly, during the six months ended June 30, 2013, we recorded asset impairment charges totaling $3.9 million, primarily to write off these assets, which were assigned to our Endo Pharmaceuticals segment.
Also during the six months ended June 30, 2013, in connection with the planned sale of our anatomical pathology services reporting unit, we recorded asset impairment charges totaling $4.2 million to write down the book value of this reporting unit's assets to fair value less estimated costs to sell. These charges were assigned to our HealthTronics segment. These nonrecurring fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
NOTE 4. INVENTORIES
The following is a summary of inventories held by the Company at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$113,981	$108,460
Work-in-process	97,008	59,763
Finished goods	218,953	189,415
Total	$429,942	$357,638
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
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, which we define as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the amounts for each of our reportable segments to Corporate unallocated adjusted income (loss) before income tax.
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas® and Valstar®.
Qualitest
The Qualitest segment is composed of our legacy Endo non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our AMS customers or distributors accounted for ten percent or more of our total revenues during the three or six months ended June 30, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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
On June 4, 2013, the Company announced, as part of its broader restructuring initiatives, plans to explore strategic alternatives for its HealthTronics business.
In June 2013, the Company's Board of Directors approved a plan to sell its anatomical pathology services reporting unit, a component of the Company's HealthTronics segment. The anatomical pathology services business is being actively marketed and the Company expects it to be sold within one year of the Board's approval. The operating results of the anatomical pathology services business are not material to the Company's consolidated operating results in any period being presented and therefore, we have not presented the business as discontinued operations in the Condensed Consolidated Statements of Operations. In addition, the assets and liabilities of the business are not presented as held for sale in the Condensed Consolidated Balance Sheets.

The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$415,647	$442,786	$773,236	$806,360
Qualitest	170,530	159,895	348,783	305,240
AMS(1)	125,971	128,131	248,623	258,297
HealthTronics(2)	54,361	54,376	104,386	105,924
Total consolidated net revenues to external customers	$766,509	$785,188	$1,475,028	$1,475,821
Adjusted income (loss) before income tax:
Endo Pharmaceuticals	$236,014	$229,373	$410,421	$408,199
Qualitest	45,978	50,409	93,090	86,660
AMS	36,047	29,250	67,691	56,302
HealthTronics(3)	12,689	13,006	22,978	25,414
Corporate unallocated	(73,502)	(83,920)	(158,000)	(176,080)
Total consolidated adjusted income (loss) before income tax	$257,226	$238,118	$436,180	$400,495
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
AMS:
United States	$79,240	$83,935	$157,607	$170,905
International	46,731	44,196	91,016	87,392
Total AMS revenues	$125,971	$128,131	$248,623	$258,297

(2)
HealthTronics revenues include revenues related to our anatomical pathology services business, which is currently being marketed for sale. Anatomical pathology services revenues totaled $5.7 million and $11.0 million during the three and six months ended June 30, 2013, respectively, compared to $6.0 million and $10.0 million in the comparable 2012 periods.

(3)
HealthTronics adjusted income (loss) before income tax includes amounts related to our anatomical pathology services business, which is currently being marketed for sale. Anatomical pathology services adjusted income (loss) before income tax is not material to the Company's consolidated operating results for any of the periods presented.

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total consolidated adjusted income (loss) before income tax:	$257,226	$238,118	$436,180	$400,495
Upfront and milestone payments to partners	(5,398)	(5,726)	(7,972)	(51,567)
Asset impairment charges	(7,087)	(3,000)	(8,187)	(43,000)
Acquisition-related and integration items, net(1)	(2,640)	(7,055)	(3,958)	(10,804)
Separation benefits and other cost reduction initiatives(2)	(54,243)	(3,754)	(68,647)	(15,368)
Amortization of intangible assets	(52,807)	(58,564)	(101,753)	(111,924)
Inventory step-up	—	382	—	(880)
Non-cash interest expense	(5,662)	(5,169)	(11,112)	(10,145)
Loss on extinguishment of debt	—	—	(11,312)	(5,426)
Watson litigation settlement income, net	16,545	—	35,772	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	—	—	(110,000)
Patent litigation settlement items, net	—	(131,361)	—	(131,361)
Certain litigation-related charges(3)	(72,837)	—	(149,369)	—
Other income (expense), net	1,048	—	1,048	—
Total consolidated income (loss) before income tax	$74,145	$23,871	$110,690	$(89,980)
__________

(1)
Acquisition-related and integration-items, net, include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $39.7 million and $41.1 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $14.8 million for the three and six months ended June 30, 2012, respectively. Refer to Note 16. Restructuring for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the six months ended June 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and six months ended June 30, 2013.

The following represents additional selected financial information for our reportable segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense:
Endo Pharmaceuticals	$4,410	$3,912	$10,715	$7,710
Qualitest	3,269	2,998	6,439	5,935
AMS	2,853	2,542	5,655	5,198
HealthTronics	3,014	3,333	5,995	6,325
Corporate unallocated	1,729	1,107	4,194	2,171
Total depreciation expense	$15,275	$13,892	$32,998	$27,339

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense:
Endo Pharmaceuticals	$24,847	$27,143	$46,127	$49,077
Qualitest	10,881	10,381	21,762	20,762
AMS	15,512	19,400	30,751	38,806
HealthTronics	1,717	1,790	3,413	3,579
Total amortization expense	$52,957	$58,714	$102,053	$112,224
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 6. INCOME TAXES
During the three and six months ended June 30, 2013, we recognized income taxes totaling $26.0 million of expense and $36.0 million of expense, respectively. This compares to $1.8 million of expense and $37.6 million of benefit, respectively, in the comparable 2012 periods. The effective income tax rate was 35.1% and 32.5% during the three and six months ended June 30, 2013, respectively, compared to 7.4% and 41.7%, respectively, in the comparable 2012 periods.
The increase in the effective tax rate during the three months ended June 30, 2013 was primarily attributable to the increase in income (loss) before income tax, resulting in a relatively lower impact of certain tax benefits which existed during both the three months ended June 30, 2013 and 2012. Additionally, during the three months ended June 30, 2012, we recorded benefits for the reversal of a valuation allowance and the favorable impact of certain excess golden parachute payments stemming from the 2011 acquisition of AMS, Inc., which did not reoccur during the three months ended June 30, 2013. Also contributing to the increase in the effective tax rate was an increase in the non-deductible branded prescription drug fee and a reduction to the domestic production activities deduction during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. These increases were partially offset by the benefit recorded during the three months ended June 30, 2013 for the research and development tax credit, which was reinstated effective January 2013.
The decrease in the effective tax rate during the six months ended June 30, 2013 was primarily attributable to the impact of certain tax benefits, which led to a lower effective tax rate during the six months ended June 30, 2013, a period with income before income tax, compared to a higher effective tax rate during the six months ended June 30, 2012, a period with a loss before income tax. Also contributing to the decrease was the January 2013 reinstatement of the research and development tax credit, which resulted in the recording of a current period benefit for the estimated 2013 credit as well as the credit for 2012. Partially offsetting this decrease was the impact of the second quarter 2012 reversal of a valuation allowance which, due to the loss before income tax recorded during the six months ended June 30, 2012, had the effect of increasing the effective tax rate during the six months ended June 30, 2012.
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
The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We are amortizing this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, we were not obligated to make any first quarter royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Subsequent to the first quarter of 2012, royalties in the amount $6.6 million were incurred during the six months ended June 30, 2012, representing either a percentage of actual net sales of Voltaren® Gel or minimum royalties pursuant to the Voltaren® Gel Agreement. Voltaren® Gel royalties incurred during the six months ended June 30, 2013 were $15.0 million, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
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
During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, we agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2012 and extending through June 30, 2013, we agreed to spend approximately $4.5 million on A&P Expenditures. During the first renewal term year beginning on July 1, 2013 and extending through June 30, 2014, we agreed to spend approximately $5.9 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred by Endo for such A&P Expenditures were $3.8 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively.
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
The initial term of the Voltaren® Gel Agreement expired on June 30, 2013. In December 2012, pursuant to the provisions of the Voltaren® Gel Agreement which had provided Endo with an option to extend the term of the agreement for two successive one year terms, the term was automatically renewed for an additional one year period. As a result, we capitalized, as an intangible asset, $21.3 million, representing the present value of the guaranteed minimum royalties we expect to pay to Novartis AG over the renewal term. The Voltaren® Gel Agreement will remain in place unless either (i) Endo provides written notice of non-renewal to the other party at least six months prior to the expiration of the first renewal term or any renewal term thereafter, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of the second renewal term or any renewal term thereafter, or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, Endo is again obligated to make certain guaranteed minimum annual royalty payments of $30 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that Endo’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
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
BioDelivery Sciences International, Inc.
In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. We paid this amount in the second quarter of 2012. In the future, Endo could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $135.0 million. Endo may terminate the BioDelivery Agreement at any time upon six months' written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country-by-country basis, upon the later to occur of 10 years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2013 were as follows:

	Carrying Amount
	Endo Pharmaceuticals	Qualitest	AMS	HealthTronics	Total Consolidated
Balance as of December 31, 2012:
Goodwill	$290,793	$275,201	$1,795,100	$210,677	$2,571,771
Accumulated impairment losses	—	—	(507,528)	(49,892)	(557,420)
	$290,793	$275,201	$1,287,572	$160,785	$2,014,351
Goodwill acquired during the period	—	—	—	4,592	4,592
Measurement period adjustments	—	—	—	(6)	(6)
Effect of currency translation	—	—	(1,624)	—	(1,624)
Goodwill impairment charges	—	—	—	—	—
Balance as of June 30, 2013:
Goodwill	290,793	275,201	1,793,476	215,263	2,574,733
Accumulated impairment losses	—	—	(507,528)	(49,892)	(557,420)
	$290,793	$275,201	$1,285,948	$165,371	$2,017,313
The goodwill acquired during the period relates to immaterial acquisitions in 2013.

Other Intangible Assets
The following is a summary of other intangible held by the Company at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Indefinite-lived intangibles:
In-process research and development	$126,400	$165,400
Total indefinite-lived intangibles	$126,400	$165,400
Definite-lived intangibles:
Licenses (weighted average life of 8 years)	$605,850	$605,850
Less accumulated amortization	(372,936)	(329,120)
Licenses, net	$232,914	$276,730
Customer relationships (weighted average life of 16 years)	159,295	160,210
Less accumulated amortization	(20,664)	(15,682)
Customer relationships, net	$138,631	$144,528
Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(11,041)	(8,742)
Tradenames, net	$80,559	$82,858
Developed technology (weighted average life of 16 years)	1,744,810	1,694,336
Less accumulated amortization	(316,986)	(266,350)
Developed technology, net	$1,427,824	$1,427,986
Other (weighted average life of 8 years)	4,416	1,742
Less accumulated amortization	(486)	(271)
Other, net	$3,930	$1,471
Total definite-lived intangibles, net (weighted average life of 15 years)	$1,883,858	$1,933,573
Other intangibles, net	$2,010,258	$2,098,973
As of June 30, 2013, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.
Amortization expense for the six month periods ended June 30, 2013 and 2012 totaled $102.1 million and $112.2 million, respectively. Estimated amortization of intangibles for the five years subsequent to December 31, 2012 is as follows (in thousands):

2013	$192,371
2014	$159,855
2015	$154,574
2016	$153,096
2017	$141,040
Changes in the gross carrying amount of our other intangible assets for the six months ended June 30, 2013 were as follows:

Gross Carrying Amount
December 31, 2012	$2,719,138
Patents acquired	12,125
Asset impairment charges	(652)
Effect of currency translation	(914)
Other	2,674
June 30, 2013	$2,732,371

Impairments
A summary of intangible asset impairment charges for the three and six months ended June 30, 2013 and 2012 is included below by reportable segment.
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
AMS Segment
During the second quarter of 2012, as a result of market and potential regulatory changes affecting the commercial potential in the U.S. for one of the AMS, Inc. in-process research and development (IPR&D) assets, the Company determined that the asset's carrying amount was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, representing the difference between the fair value and the carrying amount.
HealthTronics Segment
As further discussed in Note 5. Segment Results and Note 16. Restructuring, on June 4, 2013, the Company's Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. In June 2013, the Company began implementing these cost reduction initiatives and also began marketing its anatomical pathology services reporting unit, a component of its HealthTronics segment, for sale. In connection with the planned sale of our anatomical pathology services reporting unit, we recorded asset impairment charges to write down the book value of this reporting unit's assets to fair value less estimated costs to sell, which included a pre-tax non-cash impairment charge of $0.7 million to completely write off an anatomical pathology services developed technology intangible asset.
There were no other intangible asset impairment charges for any of our segments for the three and six months ended June 30, 2013 and 2012.

NOTE 9. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013			2012
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(521)	$194	$(327)	$1,592	$(31)	$1,561
Less: reclassification adjustments for (gains) losses realized in net income	—	—	—	—	—	—
Net unrealized (losses) gains	(521)	194	(327)	1,592	(31)	1,561
Foreign currency translation gain (loss)	191	20	211	(6,731)	91	(6,640)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	441	(158)	283	1,550	(557)	993
Less: reclassification adjustments for cash flow hedges settled and included in net income	196	(70)	126	(288)	104	(184)
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	637	(228)	409	1,262	(453)	809
Other comprehensive income (loss)	$307	$(14)	$293	$(3,877)	$(393)	$(4,270)
The following table presents the tax effects allocated to each component of Other comprehensive loss for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013			2012
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gains arising during the period	$272	$(102)	$170	$1,386	$(17)	$1,369
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains	272	(102)	170	1,386	(17)	1,369
Foreign currency translation loss	(2,985)	16	(2,969)	(3,640)	72	(3,568)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	832	(299)	533	304	(109)	195
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	304	(109)	195	(38)	14	(24)
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	1,136	(408)	728	266	(95)	171
Other comprehensive loss	$(1,577)	$(494)	$(2,071)	$(1,988)	$(40)	$(2,028)
Reclassifications adjustments out of Other comprehensive loss are reflected in our Condensed Consolidated Statements of Operations as Other (income) expense, net.

The accumulated balances related to each component of Other comprehensive loss, net of taxes, were as follows (in thousands):

	June 30, 2013	December 31, 2012
Net unrealized losses	$(7)	$(177)
Foreign currency translation loss	(8,876)	(5,907)
Fair value adjustment on derivatives designated as cash flow hedges	10	(718)
Accumulated other comprehensive loss	$(8,873)	$(6,802)
NOTE 10. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Watson litigation settlement income, net	(16,545)	—	(35,772)	—
Other expense, net	132	297	1,191	748
Other (income) expense, net	$(16,413)	$297	$(34,581)	$748
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $7.4 million and $22.8 million during the three and six months ended June 30, 2013, respectively, and $18.8 million and $33.3 million during the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $67.2 million.
Stock Options
During the six months ended June 30, 2013 and 2012, the Company granted stock options to employees of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan for the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	8,824,705	$27.92
Granted	593,709	$30.81
Exercised	(2,237,842)	$23.44
Forfeited	(961,929)	$32.82
Expired	(28,440)	$30.94
Outstanding as of June 30, 2013	6,190,203	$29.11	5.62	$50,158,571
Vested and expected to vest as of June 30, 2013	5,888,518	$28.94	5.51	$48,709,810
Exercisable as of June 30, 2013	3,381,521	$26.99	4.38	$34,588,025

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $52.5 million and $11.2 million, respectively. The weighted average grant date fair value of the stock options granted in the six months ended June 30, 2013 and 2012 was $9.37 and $10.57 per option, respectively, determined using the following assumptions:

	June 30, 2013	June 30, 2012
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.8%	0.9%
Dividend yield	—	—
Expected volatility	33%	33%
As of June 30, 2013, the weighted average remaining requisite service period of the non-vested stock options was 2.3 years. As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $19.9 million.
Restricted Stock Units
During the six months ended June 30, 2013 and 2012, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company.
A summary of our restricted stock units for the six months ended June 30, 2013 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,423,612
Granted	1,363,661
Forfeited	(635,491)
Vested	(706,993)
Outstanding as of June 30, 2013	2,444,789	$90,860,598
Vested and expected to vest as of June 30, 2013	2,135,495	$75,992,232
As of June 30, 2013, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.4 years. The weighted average grant date fair value of the restricted stock units granted during the six months ended June 30, 2013 and 2012 was $29.76 and $34.92 per unit, respectively. As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $37.5 million.
Restricted Stock Awards
A summary of our restricted stock awards for the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	81,651	$31.45
Granted	—	$—
Forfeited	(9,333)	$30.34
Vested	(22,309)	$31.38	$(820,748)
Non-vested as of June 30, 2013	50,009	$31.68
As of June 30, 2013, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 1.2 years.
Performance Shares
The Company grants performance stock units (PSU) to certain key employees as part of their annual stock compensation award or as part of a sign-on equity award. For grants prior to the first quarter of 2013, PSUs are tied to both Endo’s overall financial performance and Endo’s total shareholder return relative to the total shareholder return of a selected industry group. Beginning in the first quarter of 2013, PSUs are tied primarily to Endo’s total shareholder return relative to the total shareholder return of a selected industry group. PSUs granted during the six months ended June 30, 2013 and 2012 totaled approximately 342,900 and 193,000, respectively. As of June 30, 2013, there was approximately $9.8 million of total unrecognized compensation costs related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
Share Repurchase Programs
Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the six months ended June 30, 2013. We purchased approximately 1.6 million shares of our common stock during the six months ended June 30, 2012 totaling $56.0 million.
Employee Stock Purchase Plan
Compensation expense during the six months ended June 30, 2013 and 2012 related to the Employee Stock Purchase Plan (ESPP) totaled $1.1 million and $0.7 million, respectively. The Company issued 117,523 shares from treasury with a cost totaling $2.8 million during the six months ended June 30, 2013 pursuant to the ESPP and 104,055 shares with a cost totaling $2.9 million during the six months ended June 30, 2012.
Changes in Stockholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the six months ended June 30, 2013 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	50,348	24,366	74,714
Other comprehensive loss	(2,071)	—	(2,071)
Compensation related to stock-based awards	22,753	—	22,753
Tax withholding for restricted shares	(7,624)	—	(7,624)
Exercise of options	52,483	—	52,483
Common stock issued from treasury, net of common stock purchased	2,803	—	2,803
Distributions to noncontrolling interests	—	(24,349)	(24,349)
Buy-out of noncontrolling interests, net of contributions	—	(1,762)	(1,762)
Other	1,392	—	1,392
Stockholders’ equity at June 30, 2013	$1,192,940	$58,605	$1,251,545
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the six months ended June 30, 2012 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2012	$1,977,690	$61,901	$2,039,591
Net (loss) income	(77,880)	25,450	(52,430)
Other comprehensive loss	(2,028)	—	(2,028)
Compensation related to stock-based awards	33,346	—	33,346
Exercise of options	14,013	—	14,013
Common stock purchased, net of common stock issued from treasury	(53,101)	—	(53,101)
Distributions to noncontrolling interests	—	(26,158)	(26,158)
Buy-out of noncontrolling interests, net of contributions	—	(1,481)	(1,481)
Other	868	—	868
Stockholders’ equity at June 30, 2012	$1,892,908	$59,712	$1,952,620

NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
We contract with various third party manufacturers, suppliers and service providers to provide us with raw materials used in our products and semi-finished and finished goods, as well as certain packaging and labeling services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If for any reason we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
On November 23, 2011, our obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, we began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the six months ended June 30, 2013 and 2012, we recorded $24.7 million and $25.8 million for these royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At June 30, 2013, $24.7 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
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
Our license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $17.1 million during the six months ended June 30, 2013 for these payments and $18.0 million during the six months ended June 30, 2012.
Ventiv Commercial Services, LLC
On December 27, 2011, we entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv), effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to Endo certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, one trainer and one national sales director, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promoted Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by Endo. The sales representatives were required to perform face-to-face, one-on-one discussions with physicians and other health care practitioners promoting these products.
Endo paid to Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a budget that had been approved by both Endo and Ventiv. During the term of the Ventiv Agreement, Ventiv was also eligible to earn, in addition to the fixed management fee, an at-risk management fee. This at-risk management fee was payable upon the achievement of certain performance metrics mutually agreed upon by the parties.
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
On May 31, 2013, we terminated the Ventiv Agreement, effective July 1, 2013. The termination did not give rise to any early termination fees or penalties.
The expenses incurred with respect to Ventiv were $15.0 million and $19.4 million for the six months ended June 30, 2013 and 2012, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
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
We have acquired certain intellectual property patents for which we have made payments to date of approximately $15 million. An additional $4.0 million of milestone related payments associated with these patents was accrued during the second quarter of 2013 and is included as Cost of revenues in the accompanying Condensed Consolidated Statements of Operations. We expect to pay this amount in the first quarter of January 2014. Under the terms of the respective patent purchase agreement, we could be obligated to make additional material payments upon the achievement of certain commercial and regulatory milestones.
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
Since 2008, AMS, Inc., and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of July 31, 2013, approximately 13,500 filed mesh cases are currently pending against AMS, Inc. and/or the Company or certain of its subsidiaries. In addition, other cases have been served upon AMS, Inc. pursuant to a tolling agreement order issued in the MDL in

May 2013. From the effective date of that order on May 15, 2013 through October 1, 2013, any complaint properly served pursuant to the terms of that order and ultimately filed with the court at a later date may be deemed filed as of the service date. We expect that there will be a number of additional complaints filed with the court at a later date pursuant to the tolling agreement order. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. Although the Company cannot predict the ultimate number of cases to be filed against it with certainty, the number of filed cases has increased meaningfully since December 31, 2012, and we expect more cases to be filed in subsequent periods.
On June 14, 2013, AMS, Inc. and certain plaintiffs' counsel representing mesh-related product liability claimants entered into a definitive Master Settlement Agreement (the MSA) regarding a set inventory of filed and unfiled mesh cases handled or controlled by the participating counsel. The MSA was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or AMS, Inc. Under the terms of the MSA, AMS, Inc. paid $54.5 million in July 2013 into a settlement fund held in escrow by a mutually agreed upon escrow agent. The MSA establishes a claims administration process that includes guidelines and procedures for administering the settlement. The MSA and the distribution of funds to participating claimants are conditioned upon, among other things, AMS, Inc. obtaining full releases from no fewer than 95% of the claimants covered by the MSA within 120 days of the MSA's execution. If the above-noted 95% plaintiff participation threshold is not reached by October 12, 2013, AMS, Inc. may terminate the settlement program and have the escrowed $54.5 million repaid to it or accept the releases provided and receive the return of funds for claimants below the 95% threshold. Distribution of funds to any individual is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS, Inc. parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel.
At June 30, 2013, the Company's product liability accrual totaled $216.4 million for all known pending and estimated future claims primarily related to vaginal mesh cases, including cases covered under the MSA, which the Company believes represents the minimum possible amount AMS, Inc. will be required to pay with respect to these cases. The increase in our reserve of $124.4 million from $92.0 million at December 31, 2012 is primarily based on our ongoing assessment of our product liability portfolio, including the vaginal mesh cases, the status of any settlement negotiations and any changes in the estimate of future claims. The increases to this accrual during the three and six months ended June 30, 2013 were recorded in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 as Litigation-related and other contingencies.
AMS, Inc. and the Company intend to contest vigorously all currently pending cases and any future cases that may be brought, if any, and to explore other options as appropriate in the best interests of AMS, Inc. and the Company. However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. Nevertheless, we believe it is possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2013, no insurance recoveries for these matters have been recorded.
Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS, Inc. has not yet received or had the opportunity to review complete information regarding the plaintiffs and their medical conditions, the Company is unable to fully evaluate the claims at this time.
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

Other Product Liability Litigation
MCP Cases. Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of July 31, 2013, approximately 830 MCP cases are currently pending against Qualitest Pharmaceuticals and/or the Company.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment and damage. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court are now coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, the MDL Judge issued orders dismissing with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being sought or are pending. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of July 31, 2013, approximately 40 propoxyphene cases are currently pending against Qualitest Pharmaceuticals and/or the Company. There are also approximately 73 propoxyphene cases on appeal to the Sixth Circuit.
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
There is currently one case that remains pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies (State of Utah v. Actavis US, Inc., et al.).
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
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. The Company and Qualitest are cooperating with the government's investigation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of Endo’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson also agreed not to sell its generic version of Lidoderm® until it received FDA approval and, in any event, no sooner than September 15, 2013, except in limited specific circumstances (such date being the Start Date). Endo and Teikoku agreed to grant Watson a license permitting the sale of generic Lidoderm® upon the Start Date in the U.S. The license to Watson is exclusive as to Endo’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) seven and a half months after Watson launches its generic version of Lidoderm®. Endo will receive an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity. Watson received FDA approval of its generic version of Lidoderm® in August 2012.
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
The Company previously concluded that the Watson Settlement Agreement is a multiple-element arrangement and, during the second quarter of 2012, recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations, representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
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
As of June 30, 2013, the remaining liability associated with our Patent litigation settlement is $24.1 million. During the three and six months ended June 30, 2013, the net impact of the Watson Settlement Agreement recorded in Other (income) expense, net totaled $16.5 million and $35.8 million, respectively, and consisted of the amounts shown below (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Litigation settlement liability relieved during the quarter	$29,056	$60,988
Cost of product shipped to Watson's wholesaler affiliate	(4,011)	(8,419)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(10,505)	(21,006)
Rebate on product shipped to Watson's wholesaler affiliate	2,005	4,209
Net gain included in Other (income) expense, net	$16,545	$35,772
As previously reported, in January 2011, EPI and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of its filing of an ANDA for a generic version of Lidoderm®. The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware, claiming that the Paragraph IV Notice served by Mylan failed to comply with the requirements of 21 U.S.C. sec. 355(b)(3)(C)(1) and 21 C.F.R. 214.95(a). In that suit, EPI sought a declaration that Mylan’s Paragraph IV Notice is null, void and without legal effect, and that as a result, Mylan has failed to properly trigger the ANDA litigation process. In the alternative, EPI alleged that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). On March 30, 2012, the Court dismissed this complaint without prejudice. On April 13, 2012, Endo and Teikoku filed a motion to amend this Complaint and reinstate the suit. On March 11, 2013, the Court granted Endo's motion and reinstated the suit, which is currently pending. A trial date has been set for July 21, 2014.
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
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, EPI received Paragraph IV Notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of the non-crush-resistant formulation of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). To date, EPI settled all of the Paragraph IV litigation relating to the non-crush-resistant formulation of Opana® ER. Under the terms of the settlements, each generic manufacturer agreed not to challenge the validity or enforceability of patents relating to the non-crush-resistant formulation of Opana® ER. As a result, Actavis launched its generic non-crush-resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011, and Impax launched its generic non-crush-resistant Opana® ER 5, 7.5, 10, 15, 20, 30 and 40 mg tablets on January 2, 2013. Pursuant to the terms of the respective settlement agreements, Sandoz, Teva, Watson, Roxane and Actavis were granted licenses to patents listed in the Orange Book at the time each generic filed its ANDA.
In late 2012, two patents (US Patent Nos. 8,309,122 and 8,329,216) issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis SA in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. Those suits allege infringement of US Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the case.
Endo intends to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of the non-crush-resistant formulation Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful, competitors that already have obtained, or are able to obtain, FDA approval of their products may be able to launch their generic versions of non-crush-resistant Opana® ER prior to the applicable patents’ expirations. Additionally, we cannot predict or determine the timing or outcome of related litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of non-crush-resistant Opana® ER and challenge the applicable patents.
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement) with Impax, EPI agreed to provide a payment to Impax should prescription sales of the non-crush-resistant formulation of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to the date on which Impax was authorized to launch its generic version of the non-crush-resistant formulation of Opana® ER, which occurred on January 2, 2013. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency to Novartis caused EPI to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about our ability to rapidly ramp up production of the formulation designed to be crush-resistant and produce finished goods at a new, untested manufacturing facility in a very short period of time, we were able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the formulation designed to be crush-resistant, which occurred in March 2012. The total 2012 charge of $102.0 million was recorded in Cost of revenues in our 2012 Consolidated Financial Statements. This amount was subsequently paid in April 2013.
From September 21, 2012 through April 16, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC, Sandoz Inc., ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), and Impax Pharmaceuticals (Impax), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents' expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
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
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and expire between 2013 and 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case has been set for November 4, 2013.
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
NOTE 13. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Endo Health Solutions Inc. common stockholders	$34,999	$9,465	$50,348	$(77,880)
Denominator:
For basic per share data—weighted average shares	112,531	116,992	111,873	117,022
Dilutive effect of common stock equivalents	2,251	2,507	2,102	—
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	2,439	1,581	1,230	—
For diluted per share data—weighted average shares	117,221	121,080	115,205	117,022
Basic net income (loss) per share data is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) are only included in the dilutive net income (loss) per share calculations using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at June 30, 2013.
The following reconciliation shows the maximum potential dilution of shares currently excluded from the diluted net income (loss) per share calculations for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	24,763	25,993
Employee stock-based awards	4,114	3,688
	28,877	29,681
__________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.

NOTE 14. COST OF REVENUES
The components of Cost of revenues for the three and six months ended June 30, 2013 and 2012 (in thousands) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net pharmaceutical product sales	$234,553	$221,934	$451,820	$512,529
Cost of device revenues	38,860	39,541	75,974	81,086
Cost of service and other revenues	35,754	33,095	67,299	65,775
Total cost of revenues	$309,167	$294,570	$595,093	$659,390
NOTE 15. DEBT
The following is a summary of the Company's total indebtedness at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(46,381)	(58,168)
1.75% Convertible Senior Subordinated Notes due 2015, net	$333,119	$321,332
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(2,953)	(3,101)
7.00% Senior Notes due 2020, net	$397,047	$396,899
7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$795	$795
4.00% AMS Convertible Notes due 2041	$111	$111
Term Loan A Facility Due 2018	$1,370,156	$1,387,500
Term Loan B Facility Due 2018	$60,550	$160,550
Other long-term debt	$4,658	$4,758
Total long-term debt, net	$3,066,436	$3,171,945
Less current portion	$72,184	$133,998
Total long-term debt, less current portion, net	$2,994,252	$3,037,947
Credit Facility
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
In connection with the 2013 Credit Agreement, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which was deferred and will be amortized over the term of the 2013 Credit Agreement. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense upon the amendment and restatement of the 2013 Credit Agreement. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
Other than as described above, there have been no material changes to our other indebtedness from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
NOTE 16. RESTRUCTURING
June 2013 Restructuring Initiative
On June 4, 2013, the Company's Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Company's strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives include a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizing commercial spend and refocusing research and development efforts.
As a result of the June 2013 restructuring initiative, the Company incurred restructuring expenses of approximately $46.9 million during both the three and six months ended June 30, 2013. These restructuring expenses consisted of approximately $39.3 million of employee severance and other benefit-related costs, $2.8 million of asset impairment charges and $4.8 million of other restructuring costs. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $15.0 million, primarily attributable to certain facility exit costs, retention bonuses and other contract termination fees which will be incurred throughout the remainder of 2013 and 2014. The majority of these restructuring costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

As of June 30, 2013, the accrual related to the actions approved by the Board in June 2013 was $39.9 million and is included in Accrued expenses in the Condensed Consolidated Balance Sheet. There was no such restructuring accrual for these actions as of December 31, 2012. Changes to this accrual for the six months ended June 30, 2013 were as follows (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Liability balance as of December 31, 2012	$—	$—	$—	$—
Expenses	39,292	2,849	4,790	46,931
Cash distributions	(2,466)	—	(727)	(3,193)
Other non-cash adjustments	—	(2,849)	(971)	(3,820)
Liability balance as of June 30, 2013	$36,826	$—	$3,092	$39,918
A summary of restructuring expenses related to the actions approved by the Board in June 2013 is included below by reportable segment for both the three and six months ended June 30, 2013 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Endo Pharmaceuticals	$20,101	$2,849	$1,604	$24,554
Qualitest	1,026	—	1,142	2,168
AMS	7,965	—	2,004	9,969
HealthTronics	2,219	—	40	2,259
Corporate unallocated	7,981	—	—	7,981
Total	$39,292	$2,849	$4,790	$46,931
Of the approximate $15.0 million of additional pre-tax restructuring expenses the Company expects to incur, $3.5 million relates to the Endo Pharmaceuticals segment, $0.5 million relates to the Qualitest segment, $3.5 million relates to the AMS segment, $1.0 million relates to the HealthTronics segment and $6.5 million relates to Corporate. Segment operating results do not include restructuring expenses as segment performance is evaluated excluding such expenses. See further discussion in Note 5. Segment Results.
Other Restructuring Initiatives
During 2012 and early 2013, the Company undertook restructuring initiatives that were individually not material to the Company's Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $0.4 million and $5.6 million during the three and six months ended June 30, 2013, respectively. These charges primarily related to accelerated depreciation and asset impairment charges. Additionally, the Company recorded $7.8 million during the six months ended June 30, 2013 for expenses recorded upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties, related to the remaining obligations under the respective lease agreements. During the three and six months ended June 30, 2012, the Company recorded charges related to these initiatives, primarily related to employee severance and other benefit-related costs, totaling $3.6 million and $14.8 million, respectively. The majority of these costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to these initiatives totaled $14.9 million and $19.2 million at June 30, 2013 and December 31, 2012, respectively. The liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2013, partially offset by the recognition of the expenses mentioned in the preceding paragraph.

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
The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,343	$466,956	$33,309	$—	$505,608
Accounts receivable, net	—	606,475	79,644	23,285	709,404
Inventories, net	—	413,292	24,527	(7,877)	429,942
Prepaid expenses and other current assets	—	45,988	8,139	(15,163)	38,964
Income taxes receivable	56,021	(85,804)	40,358	109	10,684
Deferred income taxes	—	254,314	8,351	—	262,665
Total current assets	61,364	1,701,221	194,328	354	1,957,267
INTERCOMPANY RECEIVABLES	1,657,078	7,853,948	201,923	(9,712,949)	—
MARKETABLE SECURITIES	—	2,018	—	—	2,018
PROPERTY, PLANT AND EQUIPMENT, NET	—	348,659	26,744	(324)	375,079
GOODWILL	—	1,798,493	218,820	—	2,017,313
OTHER INTANGIBLES, NET	—	1,935,343	74,915	—	2,010,258
INVESTMENT IN SUBSIDIARIES	5,239,687	318,080	—	(5,557,767)	—
OTHER ASSETS	58,197	27,787	23,915	(18,196)	91,703
TOTAL ASSETS	$7,016,326	$13,985,549	$740,645	$(15,288,882)	$6,453,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$270,183	$6,185	$—	$276,458
Accrued expenses	31,863	1,007,499	35,960	29	1,075,351
Current portion of long-term debt	69,375	906	1,903	—	72,184
Acquisition-related contingent consideration	—	1,212	—	—	1,212
Total current liabilities	101,328	1,279,800	44,048	29	1,425,205
INTERCOMPANY PAYABLES	2,720,786	6,889,031	103,132	(9,712,949)	—
DEFERRED INCOME TAXES	9,774	467,247	(637)	—	476,384
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,812	—	—	2,812
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,991,498	—	2,754	—	2,994,252
OTHER LIABILITIES	—	311,977	9,658	(18,195)	303,440
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,428	—	30,430	(30,430)	1,428
Additional paid-in capital	1,104,091	4,188,863	575,608	(4,764,471)	1,104,091
Retained earnings (deficit)	861,921	852,214	(80,898)	(771,316)	861,921
Accumulated other comprehensive loss	(8,873)	(6,395)	(2,055)	8,450	(8,873)
Treasury stock	(765,627)	—	—	—	(765,627)
Total Endo Health Solutions Inc. stockholders’ equity	1,192,940	5,034,682	523,085	(5,557,767)	1,192,940
Noncontrolling interests	—	—	58,605	—	58,605
Total stockholders’ equity	1,192,940	5,034,682	581,690	(5,557,767)	1,251,545
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,016,326	$13,985,549	$740,645	$(15,288,882)	$6,453,638

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$512	$499,932	$47,472	$—	$547,916
Accounts receivable, net	—	601,967	75,752	13,131	690,850
Inventories, net	—	354,150	23,774	(20,286)	357,638
Prepaid expenses and other current assets	—	12,675	8,591	6,484	27,750
Income taxes receivable	39,503	(35,708)	32,585	109	36,489
Deferred income taxes	—	296,027	11,906	658	308,591
Total current assets	40,015	1,729,043	200,080	96	1,969,234
INTERCOMPANY RECEIVABLES	2,039,648	8,233,831	193,673	(10,467,152)	—
MARKETABLE SECURITIES	—	1,746	—	—	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	—	356,427	29,573	(332)	385,668
GOODWILL	—	1,798,493	215,858	—	2,014,351
OTHER INTANGIBLES, NET	—	2,020,942	78,031	—	2,098,973
INVESTMENT IN SUBSIDIARIES	5,162,874	313,978	—	(5,476,852)	—
OTHER ASSETS	65,727	27,766	24,122	(19,028)	98,587
TOTAL ASSETS	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$410,532	$6,492	$(232)	$416,882
Accrued expenses	31,981	1,096,261	42,708	(5)	1,170,945
Current portion of long-term debt	131,250	906	1,842	—	133,998
Acquisition-related contingent consideration	—	6,195	—	—	6,195
Total current liabilities	163,321	1,513,894	51,042	(237)	1,728,020
INTERCOMPANY PAYABLES	3,031,742	7,351,093	84,317	(10,467,152)	—
DEFERRED INCOME TAXES	5,314	512,118	(867)	—	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,729	—	—	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,035,031	—	2,916	—	3,037,947
OTHER LIABILITIES	—	159,319	9,800	(19,027)	150,092
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,400	—	30,430	(30,430)	1,400
Additional paid-in capital	1,035,115	4,195,802	571,928	(4,767,730)	1,035,115
Retained earnings (deficit)	811,573	754,551	(70,203)	(684,348)	811,573
Accumulated other comprehensive (loss) income	(6,802)	(7,280)	1,624	5,656	(6,802)
Treasury stock	(768,430)	—	—	—	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	1,072,856	4,943,073	533,779	(5,476,852)	1,072,856
Noncontrolling interests	—	—	60,350	—	60,350
Total stockholders’ equity	1,072,856	4,943,073	594,129	(5,476,852)	1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$698,933	$105,324	$(37,748)	$766,509
COSTS AND EXPENSES:
Cost of revenues	—	280,965	63,081	(34,879)	309,167
Selling, general and administrative	—	227,045	26,305	(15)	253,335
Research and development	—	32,600	1,491	—	34,091
Litigation-related and other contingencies	—	59,971	—	—	59,971
Asset impairment charges	—	2,849	4,238	—	7,087
Acquisition-related and integration items, net	—	1,825	815	—	2,640
OPERATING INCOME	$—	$93,678	$9,394	$(2,854)	$100,218
INTEREST EXPENSE, NET	10,952	31,382	152	—	42,486
OTHER (INCOME) EXPENSE, NET	—	(26,024)	6,413	3,198	(16,413)
(LOSS) INCOME BEFORE INCOME TAX	$(10,952)	$88,320	$2,829	$(6,052)	$74,145
INCOME TAX	(3,929)	32,280	(816)	(1,501)	26,034
EQUITY FROM INCOME IN SUBSIDIARIES	42,022	2,218	—	(44,240)	—
CONSOLIDATED NET INCOME	$34,999	$58,258	$3,645	$(48,791)	$48,111
Less: Net income attributable to noncontrolling interests	—	—	13,112	—	13,112
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$34,999	$58,258	$(9,467)	$(48,791)	$34,999

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,346,226	$199,366	$(70,564)	$1,475,028
COSTS AND EXPENSES:
Cost of revenues	—	534,717	120,717	(60,341)	595,093
Selling, general and administrative	—	440,981	48,761	(25)	489,717
Research and development	—	72,716	2,944	—	75,660
Litigation-related and other contingencies	—	128,203	—	—	128,203
Asset impairment charges	—	3,949	4,238	—	8,187
Acquisition-related and integration items, net	—	2,383	1,575	—	3,958
OPERATING INCOME	$—	$163,277	$21,131	$(10,198)	$174,210
INTEREST EXPENSE, NET	22,615	63,991	183	—	86,789
LOSS ON EXTINGUISHMENT OF DEBT	11,312	—	—	—	11,312
OTHER (INCOME) EXPENSE, NET	—	(50,161)	10,459	5,121	(34,581)
(LOSS) INCOME BEFORE INCOME TAX	$(33,927)	$149,447	$10,489	$(15,319)	$110,690
INCOME TAX	(12,055)	55,888	(3,182)	(4,675)	35,976
EQUITY FROM INCOME IN SUBSIDIARIES	72,220	4,104	—	(76,324)	—
CONSOLIDATED NET INCOME	$50,348	$97,663	$13,671	$(86,968)	$74,714
Less: Net income attributable to noncontrolling interests	—	—	24,366	—	24,366
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$50,348	$97,663	$(10,695)	$(86,968)	$50,348

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$719,221	$88,656	$(22,689)	$785,188
COSTS AND EXPENSES:
Cost of revenues	—	262,367	53,680	(21,477)	294,570
Selling, general and administrative	—	211,410	22,212	—	233,622
Research and development	—	44,893	534	—	45,427
Patent litigation settlement, net	—	131,361	—	—	131,361
Asset impairment charges	—	3,000	—	—	3,000
Acquisition-related and integration items, net	—	6,175	880	—	7,055
OPERATING INCOME	$—	$60,015	$11,350	$(1,212)	$70,153
INTEREST EXPENSE, NET	11,399	34,575	11	—	45,985
OTHER (INCOME) EXPENSE, NET	—	(268)	393	172	297
(LOSS) INCOME BEFORE INCOME TAX	$(11,399)	$25,708	$10,946	$(1,384)	$23,871
INCOME TAX	(4,092)	12,312	(6,234)	(210)	1,776
EQUITY FROM INCOME IN SUBSIDIARIES	16,772	1,087	—	(17,859)	—
CONSOLIDATED NET INCOME	$9,465	$14,483	$17,180	$(19,033)	$22,095
Less: Net income attributable to noncontrolling interests	—	—	12,630	—	12,630
NET INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$9,465	$14,483	$4,550	$(19,033)	$9,465

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,347,093	$173,916	$(45,188)	$1,475,821
COSTS AND EXPENSES:
Cost of revenues	—	595,451	107,029	(43,090)	659,390
Selling, general and administrative	—	440,662	47,430	(16)	488,076
Research and development	—	132,567	1,548	—	134,115
Patent litigation settlement, net	—	131,361	—	—	131,361
Asset impairment charges	—	43,000	—	—	43,000
Acquisition-related and integration items, net	—	9,530	1,274	—	10,804
OPERATING (LOSS) INCOME	$—	$(5,478)	$16,635	$(2,082)	$9,075
INTEREST EXPENSE, NET	22,747	70,107	27	—	92,881
LOSS ON EXTINGUISHMENT OF DEBT	5,426	—	—	—	5,426
OTHER EXPENSE, NET	—	254	331	163	748
(LOSS) INCOME BEFORE INCOME TAX	$(28,173)	$(75,839)	$16,277	$(2,245)	$(89,980)
INCOME TAX	(10,120)	(20,660)	(6,227)	(543)	(37,550)
EQUITY FROM LOSS IN SUBSIDIARIES	(59,827)	(1,912)	—	61,739	—
CONSOLIDATED NET (LOSS) INCOME	$(77,880)	$(57,091)	$22,504	$60,037	$(52,430)
Less: Net income attributable to noncontrolling interests	—	—	25,450	—	25,450
NET LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(77,880)	$(57,091)	$(2,946)	$60,037	$(77,880)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$34,999	$58,258	$3,645	$(48,791)	$48,111
OTHER COMPREHENSIVE INCOME (LOSS)	293	68	(480)	412	293
CONSOLIDATED COMPREHENSIVE INCOME	$35,292	$58,326	$3,165	$(48,379)	$48,404
Less: Comprehensive income attributable to noncontrolling interests	—	—	13,112	—	13,112
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$35,292	$58,326	$(9,947)	$(48,379)	$35,292

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six Months Ended June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$50,348	$97,663	$13,671	$(86,968)	$74,714
OTHER COMPREHENSIVE (LOSS) INCOME	(2,071)	885	(3,679)	2,794	(2,071)
CONSOLIDATED COMPREHENSIVE INCOME	$48,277	$98,548	$9,992	$(84,174)	$72,643
Less: Comprehensive income attributable to noncontrolling interests	—	—	24,366	—	24,366
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$48,277	$98,548	$(14,374)	$(84,174)	$48,277

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$9,465	$14,483	$17,180	$(19,033)	$22,095
OTHER COMPREHENSIVE (LOSS) INCOME	(4,270)	2,374	(6,937)	4,563	(4,270)
CONSOLIDATED COMPREHENSIVE INCOME	$5,195	$16,857	$10,243	$(14,470)	$17,825
Less: Comprehensive income attributable to noncontrolling interests	—	—	12,630	—	12,630
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$5,195	$16,857	$(2,387)	$(14,470)	$5,195

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(77,880)	$(57,091)	$22,504	$60,037	$(52,430)
OTHER COMPREHENSIVE (LOSS) INCOME	(2,028)	1,542	(3,735)	2,193	(2,028)
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	$(79,908)	$(55,549)	$18,769	$62,230	$(54,458)
Less: Comprehensive income attributable to noncontrolling interests	—	—	25,450	—	25,450
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(79,908)	$(55,549)	$(6,681)	$62,230	$(79,908)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$12,469	$91,863	$12,699	$—	$117,031
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(31,421)	(6,048)	—	(37,469)
Proceeds from sale of property, plant and equipment	—	20	420	—	440
Acquisitions, net of cash acquired	—	—	(3,645)	—	(3,645)
Patent acquisition costs and license fees	—	(10,000)	—	—	(10,000)
Other investing activities	—	—	(2,673)	—	(2,673)
Net cash used in investing activities	$—	$(41,401)	$(11,946)	$—	$(53,347)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(98)	(99)	—	(197)
Direct financing arrangement repayments	—	(1,719)	—	—	(1,719)
Principal payments on Term Loans	(117,344)	—	—	—	(117,344)
Principal payments on other indebtedness	—	—	(99)	—	(99)
Deferred financing fees	(9,573)	—	—	—	(9,573)
Payment for contingent consideration	—	(5,000)	—	—	(5,000)
Tax benefits of stock awards	—	5,561	—	—	5,561
Payments of tax withholding for restricted shares	(7,624)	—	—	—	(7,624)
Exercise of Endo Health Solutions Inc. stock options	52,483	—	—	—	52,483
Issuance of common stock from treasury	2,803	—	—	—	2,803
Cash distributions to noncontrolling interests	—	—	(24,349)	—	(24,349)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(1,882)	—	(1,882)
Intercompany activity	71,617	(82,182)	10,565	—	—
Net cash used in financing activities	$(7,638)	$(83,438)	$(15,864)	$—	$(106,940)
Effect of foreign exchange rate	—	—	948	—	948
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,831	$(32,976)	$(14,163)	$—	$(42,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512	499,932	47,472	—	547,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,343	$466,956	$33,309	$—	$505,608

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities(1)	$16,423	$151,516	$8,400	$—	$176,339
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(38,909)	(8,412)	—	(47,321)
Proceeds from sale of property, plant and equipment	—	5	902	—	907
Acquisitions, net of cash acquired	—	—	443	—	443
Proceeds from sale of investments	—	18,800	—	—	18,800
Patent acquisition costs and license fees	—	(5,000)	—	—	(5,000)
Net cash used in investing activities	$—	$(25,104)	$(7,067)	$—	$(32,171)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(559)	(102)	—	(661)
Principal payments on Term Loans	(233,125)	—	—	—	(233,125)
Principal payments on other indebtedness	—	—	(303)	—	(303)
Payment on AMS Convertible Notes	—	(17)	—	—	(17)
Tax benefits of stock awards	—	3,894	—	—	3,894
Exercise of Endo Health Solutions Inc. stock options	11,250	(431)	—	—	10,819
Purchase of common stock	(56,000)	—	—	—	(56,000)
Issuance of common stock from treasury	2,899	—	—	—	2,899
Cash distributions to noncontrolling interests	—	—	(26,158)	—	(26,158)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(1,481)	—	(1,481)
Intercompany activity(1)	253,012	(276,666)	23,654	—	—
Net cash used in financing activities(1)	$(21,964)	$(273,779)	$(4,390)	$—	$(300,133)
Effect of foreign exchange rate	—	—	291	—	291
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,541)	$(147,367)	$(2,766)	$—	$(155,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,777	$308,389	$40,780	$—	$391,946
__________

(1)
Subsequent to the issuance of the second quarter 2012 financial statements, the Company determined that a revision was required to correct the classification of certain intercompany cash transfers among Endo Health Solutions Inc., referred to herein as the Parent, and Guarantor and Non-Guarantor Subsidiaries. The intercompany transfers for the six months ended June 30, 2012, which were previously included as a component of operating activities and are now being reclassified as a component of financing activities, included $253.0 million of net cash inflows received by the Parent, $259.7 million of net cash outflows paid by Guarantor Subsidiaries and $6.7 million of net cash inflows received by the Non-Guarantor Subsidiaries. In order to reclassify these transfers, adjustments have been made. The net effect of these adjustments was to include the impact of these intercompany cash transfers within financing activities. These adjustments had no effect on the consolidated Net cash provided by operating activities or Net cash used in financing activities for the six months ended June 30, 2012 and the change did not impact the Condensed Consolidating Balance Sheets or Condensed Consolidating Statements of Operations.

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

EXECUTIVE SUMMARY
During the first quarter of 2013, Rajiv De Silva was appointed as our new President and Chief Executive Officer. Mr. De Silva was also appointed to the Board of Directors (the Board) effective March 18, 2013. Prior to joining Endo, Mr. De Silva served as the President of Valeant Pharmaceuticals International, Inc. and served as its Chief Operating Officer. Prior to joining Valeant in 2009, Mr. De Silva held various leadership positions with Novartis AG.
With Mr. De Silva's arrival, the Company initiated an enterprise-wide business assessment of the Company's strategy, cost structure and operating model to develop a plan to accelerate both our short-term and long-term growth while focusing on further enhancing operating efficiency and effectiveness. Upon the completion of this assessment in June 2013, the Company outlined strategic, operational and organizational steps it is taking to refocus the Company and enhance shareholder value. These actions are the result of a comprehensive assessment of Endo’s strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. Specifically, the Company announced plans to reduce annual operating expenses in 2013 and beyond, explore strategic alternatives for its HealthTronics business and branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model. The cost reduction initiatives include a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizations related to commercial spend and a refocusing of research and development efforts. Additionally, in June 2013, the Board approved a plan to sell its anatomical pathology services business. The business is being actively marketed and the Company expects it to be sold within one year of the Board's approval.
During the first quarter of 2013, we commenced Lidoderm® shipments to the wholesaler affiliate of Watson pursuant to the 2012 Watson Settlement Agreement. Units shipped to Watson's wholesaler affiliate through June 30, 2013 totaled approximately 290,600.
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
In April 2013, in a joint meeting of the Advisory Committee for Reproductive Health Drugs and the Drug Safety and Risk Management Advisory Committee, panelists voted on whether AveedTM is safe as a testosterone replacement therapy for men diagnosed with hypogonadism. The results of this vote were split 9 - 9. Panelists also voted on whether the proposed instructions for use in AveedTM's product labeling are sufficient to ameliorate the risk of severe post-injection reactions. The results of this vote were 17 against, 1 in favor. In May 2013, the FDA issued a complete response letter regarding the new drug application (NDA) for AveedTM. The complete response letter did not include requests for additional clinical studies. The FDA outlined the steps necessary to support approval of the NDA and updated the requirement for a Risk Evaluation and Mitigation Strategy (REMS). Specifically, the FDA requested that the REMS include a Medication Guide as well as Elements to Assure Safe Use (ETASU) to mitigate the risks and severe complications related to post-injection reactions. The Company intends to submit a complete response by the end of the third quarter of 2013.
On May 10, 2013, the FDA denied our August 13, 2012 Citizen Petition requesting that the FDA (1) determine that the discontinued, non-crush-resistant version of Opana® ER approved under NDA 21-610 was discontinued for safety and can no longer serve as a Reference List Drug (RLD) for an ANDA or generic applicant; (2) refuse to approve any pending ANDA for a generic version of the non-crush-resistant version of Opana® ER approved under NDA 21-610; and (3) suspend and withdraw the approval of any ANDA referencing Opana® ER approved under NDA 21-610 as the RLD. The FDA decided that the original formulation of Opana® ER was not withdrawn from sale for reasons of safety or effectiveness. As a result, generic versions of the original formulation referencing NDA 21-610 may be approved as long as they meet all other legal and regulatory requirements for approval and the FDA will not begin procedures to suspend or withdraw approval of ANDAs that reference NDA 21-610. Additionally, the FDA issued a completed response letter to Endo's supplemental new drug application requesting the addition of labeling language describing the abuse deterrent properties of Opana® ER.
On May 29, 2013, we announced that Alan G. Levin, Executive Vice President and Chief Financial Officer, and Julie H. McHugh, Chief Operating Officer, would be leaving the Company. Mr. Levin will continue to serve in his present position until the fall of 2013 while a search is conducted for his successor. Ms. McHugh's departure was effective as of May 29, 2013.
On July 22, 2013, Endo announced the appointment of Don DeGolyer as Chief Operating Officer, Pharmaceuticals, which includes our Endo Pharmaceuticals and Qualitest segments, effective August 1, 2013. Prior to joining Endo, Mr. DeGolyer served as President & CEO of Sandoz Inc., Novartis' North America generic products division. Prior to joining Novartis in 2002, he spent eleven years at Johnson & Johnson in pharmaceutical commercial roles, including the positions of Vice President of Marketing and Sales of the Ortho Dermatological business and Vice President of Managed Care.
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
Consolidated Results Review
Revenues. Revenues for the three and six months ended June 30, 2013 decreased 2% to $766.5 million and less than 1% to $1,475.0 million, respectively, from the comparable 2012 periods. These decreases in revenues were primarily attributable to revenue growth from our Qualitest segment, partially offset by revenue decreases at our Endo Pharmaceuticals, AMS and HealthTronics segments.
The following table displays our revenues by category and as a percentage of total revenues for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Lidoderm®	$229,656	30	$228,006	29	$416,680	28	$438,020	30
Opana® ER	57,951	8	93,413	12	114,278	8	174,499	12
Voltaren® Gel	42,783	6	43,690	6	78,893	5	43,690	3
Percocet®	25,950	3	25,824	3	52,568	4	49,204	3
Frova®	14,312	2	14,002	2	28,089	2	29,646	2
Fortesta® Gel	17,477	2	6,881	1	32,131	2	12,703	1
Supprelin® LA	16,597	2	14,797	2	30,023	2	28,243	2
Other brands	10,921	1	16,173	2	20,574	1	30,355	2
Total Endo Pharmaceuticals*	415,647	54	442,786	56	$773,236	52	$806,360	55
Qualitest	170,530	22	159,895	20	348,783	24	305,240	21
AMS	125,971	16	128,131	16	248,623	17	258,297	18
HealthTronics	54,361	7	54,376	7	104,386	7	105,924	7
Total revenues*	$766,509	100	$785,188	100	$1,475,028	100	$1,475,821	100

__________

*	Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three and six months ended June 30, 2013 increased 1% to $229.7 million and decreased 5% to $416.7 million, respectively, from the comparable 2012 periods. Net sales were negatively impacted during both the three and six months ended June 30, 2013 by the 2013 commencement of Lidoderm® shipments at zero cost to Watson's wholesaler affiliate under the terms of the Watson Settlement Agreement. During the three months ended June 30, 2013, the unfavorable impact of these shipments was more than offset by the favorable impact of price increases. Pursuant to the Watson Settlement Agreement, we expect Actavis to launch its lidocaine patch 5%, a generic version of Lidoderm®, on September 15, 2013, negatively impacting future net sales of Lidoderm®. Upon Actavis's launch, we also expect to begin recording royalty income from Actavis based on its gross profit generated on sales of its generic version of Lidoderm® during its period of exclusivity. Refer to Note 12. Commitments and Contingencies for further discussion of the Watson Settlement Agreement.
Opana® ER. Net Sales of Opana® ER for the three and six months ended June 30, 2013 decreased 38% to $58.0 million and 35% to $114.3 million, respectively, from the comparable 2012 periods. In the first half of 2012, after our first quarter supply disruption associated with the shutdown of Novartis's Lincoln, Nebraska manufacturing facility, we transitioned to our formulation of Opana® ER, that is designed to be crush-resistant. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues since the transition have not returned to historical pre-transition levels. 2012 revenues included the favorable effects of wholesaler restocking efforts to transition to the crush-resistant formulation of Opana® ER, which did not reoccur during the comparable 2013 periods. In addition, Impax launched a generic version of the non-crush-resistant formulation Opana® ER on January 2, 2013, negatively impacting revenues.
In late 2012, two patents issued to EPI covering Opana® ER. On December 11, 2012, Endo Pharmaceuticals Inc. (EPI) filed a Complaint against Actavis SA in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the case. If these lawsuits are unsuccessful and we are unable to defend our non-crush-resistant formulation of Opana® ER from one or more additional generic competitors, our revenues could decline further to the extent additional manufactures obtain FDA approval for, and are able to launch, their respective formulations of non-crush-resistant Opana® ER.
Voltaren® Gel. Net Sales of Voltaren® Gel for the three and six months ended June 30, 2013 totaled $42.8 million and $78.9 million, respectively. This compared to $43.7 million during both the three and six months ended June 30, 2012. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis's Lincoln, Nebraska manufacturing facility, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production and sale of Voltaren® Gel resumed, resulting in relatively higher revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as the 2013 amount included a full period's revenues as compared to a partial period's during the six months ended June 30, 2012. As a result of the first quarter 2012 supply constraints, sales during the second quarter of 2012 included the favorable effects of wholesaler restocking efforts, which did not reoccur during the second quarter of 2013, resulting in a small sales decrease for the three months ended June 30, 2013 from the comparable 2012 period. Subject to FDA approval, we believe one or more competing products could potentially enter the market during the second quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®. Net sales of Percocet® for the three and six months ended June 30, 2013 increased less than 1% to $26.0 million and 7% to $52.6 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to price increases, partially offset by reduced volumes.
Frova®. Net sales of Frova® for the three and six months ended June 30, 2013 increased 2% to $14.3 million and decreased 5% to $28.1 million, respectively, from the comparable 2012 periods. The increase during the three months ended June 30, 2013 was primarily attributable to increased price, partially offset by reduced volume. The decrease during the six months ended June 30, 2013 was primarily attributable to reduced volume, partially offset by increased prices.
Fortesta® Gel. Net sales of Fortesta® Gel for the three and six months ended June 30, 2013 increased 154% to $17.5 million and 153% to $32.1 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to increased volumes resulting from improved formulary access to this product.
Supprelin® LA. Net sales of Supprelin® LA for the three and six months ended June 30, 2013 increased 12% to $16.6 million and 6% to $30.0 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to increases to both price and volume.
Other brands. Net sales of our other branded products for the three and six months ended June 30, 2013 decreased 32% to $10.9 million and 32% to $20.6 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to decreased royalty revenue and decreased sales of Valstar® and Vantas®.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".

Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$309,167	40	$294,570	38	$595,093	40	$659,390	45
Selling, general and administrative	253,335	33	233,622	30	489,717	33	488,076	33
Research and development	34,091	4	45,427	6	75,660	5	134,115	9
Patent litigation settlement, net	—	—	131,361	17	—	—	131,361	9
Litigation-related and other contingencies	59,971	8	—	—	128,203	9	—	—
Asset impairment charges	7,087	1	3,000	—	8,187	1	43,000	3
Acquisition-related and integration items, net	2,640	—	7,055	1	3,958	—	10,804	1
Total costs and expenses*	$666,291	87	$715,035	91	$1,300,818	88	$1,466,746	99

__________

*	Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues for the three and six months ended June 30, 2013 increased 5% to $309.2 million and decreased 10% to $595.1 million, respectively, from the comparable 2012 periods. The increase during the three months ended June 30, 2013 was primarily attributable to an increase in cost of revenues at Qualitest due to increased demand and the presence of certain favorable items in 2012 which did not reoccur in 2013. The decrease during the six months ended June 30, 2013 was primarily attributable to the inclusion in the first quarter of 2012 of a $110.0 million charge related to our Impax Settlement Agreement which did not reoccur during the six months ended June 30, 2013. This decrease was partially offset by an increase in cost of revenues at Qualitest due to increased demand and the presence of certain favorable items in 2012 which did not reoccur in 2013. Gross profit margins for the three months ended June 30, 2013 decreased to 60% from 62% in the comparable 2012 period, due primarily to growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical sales. Gross profit margins for the six months ended June 30, 2013 increased to 60% from 55% in the comparable 2012 period, due primarily to the previously described charge related to the Impax Settlement Agreement, partially offset by growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2013 increased 8% to $253.3 million and less than 1% to $489.7 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to severance and other restructuring charges recorded in connection with our June 2013 restructuring, partially offset by cost reductions resulting from ongoing cost reduction initiatives including, among others, the June 2013 restructuring.
Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2013 decreased 25% to $34.1 million and 44% to $75.7 million, respectively, from the comparable 2012 periods. These decreases reflect the company-wide refocusing of our research and development efforts being undertaken as part of the Company's broader strategic, operational and organizational steps announced in June 2013 intended to refocus the Company and enhance shareholder value. Additionally, the decrease during the six months ended June 30, 2013 reflects a decline in expenses related to milestones. In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. The Company made an upfront payment to BioDelivery for $30.0 million and incurred $15.0 million of additional costs related to the achievement of certain regulatory milestones during the first quarter of 2012, which were recorded as Research and development expenses.
Patent litigation settlement, net. Charges related to Patent litigation settlement, net for the three and six months ended June 30, 2012 totaled $131.4 million with no charges in the comparable 2013 periods. These charges relate to the establishment of the liability related to the Watson Settlement Agreement as described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies for the three and six months ended June 30, 2013 totaled $60.0 million and $128.2 million, respectively, with no charges in the comparable 2012 periods. The amounts for the three and six months ended June 30, 2013 relate to charges associated with certain of our legal proceedings and other contingent matters as described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset Impairment Charges. Asset impairment charges for the three and six months ended June 30, 2013 totaled $7.1 million and $8.2 million, respectively, compared to $3.0 million and $43.0 million, respectively, in the comparable 2012 periods. The amounts incurred during the three and six months ended June 30, 2013 related primarily to assets written down in connection with the Company's cost reduction initiatives. These impairment charges are further discussed in Note 3. Fair Value Measurements and Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Asset impairment charges for the three and six months ended June 30, 2012 related to writing down our Sanctura XR® and AMS IPR&D intangible assets. Further discussion of intangible asset impairment charges is included in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
As previously disclosed, the Company performed its 2012 annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2012. In connection with this testing, we recorded certain asset impairment charges including, among others, an impairment to our AMS reporting unit's goodwill of $507.5 million. This AMS impairment charge was largely the result of a reduction to projected revenue growth and profitability levels, which were identified as part of our fourth quarter 2012 strategic planning and budgeting processes and resulted from various challenges our AMS business faced in 2012. Since October 1, 2012, the AMS business has faced continued challenges reflecting on-going industry shifts following the FDA's September 2011 advisory committee regarding the use of surgical mesh in pelvic organ prolapse, resulting in revenues and profitability levels below the projections contemplated in connection with our 2012 annual impairment testing. In response to these challenges and in an effort to offset continued declines in revenues and profitability levels, the Company has recently decided, as part of the broader strategic, operational and organizational actions announced in June 2013, to take certain actions to reduce AMS's operating expenses. We began to implement these actions in June 2013. As a result of our projected cost savings from these initiatives, we believe that we will maintain consistent profitability levels forecasted at the time of our 2012 annual impairment test. The Company also recognizes the rise in the risk-free rate of return since the date of our last assessment and the potential impact on the discount rate utilized in our 2012 AMS annual impairment test. We consider the discount rate to be one of the more sensitive assumptions utilized in our annual impairment test. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, for example, a 50 basis point increase in the assumed discount rate would have resulted in an increased goodwill impairment which would be material to our consolidated financial statements. Based on current market conditions, we do not believe a change in the discount rate previously utilized to value the business would be appropriate at this time; we will continue to monitor all the AMS reporting unit's sensitive assumptions during the third quarter of 2013 and in our annual goodwill impairment test that will occur on October 1, 2013. Based upon our consideration of these events and circumstances, we concluded that it was more likely than not that the fair value of our AMS reporting unit exceeds its carrying amount, and thus, no further impairment analysis was performed. On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairments exist. Our belief is based on a number of forward-looking assumptions, including, but not limited to, the leveling-off of revenue declines and a return to modest growth for our AMS women's health business; achieving a certain level of cost savings committed to as part of our recently announced restructuring initiatives; and the ultimate number of mesh-related claims filed against the Company and the eventual outcome of those claims. Should actual results differ from these forward-looking assumptions or if AMS continues to perform below our projected results, we may be required to perform an impairment assessment for our AMS reporting unit prior to our next annual assessment date of October 1, 2013. The AMS reporting unit currently has a goodwill balance of approximately $1.3 billion. Due to the significance of AMS's goodwill, a future impairment resulting from such an assessment could have a material adverse effect on our results of operations and financial position. For additional discussion of our impairment testing methodology and our 2012 impairment testing results, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
Acquisition-Related and Integration Items, net. Acquisition-related and integration items, net totaled $2.6 million and $4.0 million in expense for the three and six months ended June 30, 2013, respectively, compared to $7.1 million and $10.8 million in expense, respectively, in the comparable 2012 periods. These decreases are primarily due to lower integration costs related to our recent acquisitions.

Interest Expense, net. The components of interest expense, net for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$43,041	$46,078	$87,431	$93,086
Interest income	(555)	(93)	(642)	(205)
Interest expense, net	$42,486	$45,985	$86,789	$92,881
Interest expense for the three and six months ended June 30, 2013 totaled $43.0 million and $87.4 million, respectively, compared to $46.1 million and $93.1 million, respectively, in the comparable 2012 periods. These decreases are primarily due to a decrease in our average total indebtedness from $3.29 billion and $3.40 billion during the three and six months ended June 30, 2012, respectively, to $3.07 billion and $3.12 billion during the three and six months ended June 30, 2013, respectively.
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
Other (Income) Expense, Net. Other (income) expense, net for the three and six months ended June 30, 2013 totaled $16.4 million of income and $34.6 million of income, respectively, compared to $0.3 million of expense and $0.7 million of expense, respectively, in the comparable 2012 periods. Approximately $16.5 million and $35.8 million of income was recognized and included in Other (income) expense, net during the three and six months ended June 30, 2013, respectively, related to the Watson Settlement Agreement. For a complete description of the accounting for the Watson Settlement Agreement, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Income Tax. During the three and six months ended June 30, 2013, we recognized income taxes totaling $26.0 million of expense and $36.0 million of expense, respectively. This compares to $1.8 million of expense and $37.6 million of benefit, respectively, in the comparable 2012 periods. The effective income tax rate was 35.1% and 32.5% during the three and six months ended June 30, 2013, respectively, compared to 7.4% and 41.7%, respectively, in the comparable 2012 periods.
The increase in the effective tax rate during the three months ended June 30, 2013 was primarily attributable to the increase in income (loss) before income tax, resulting in a relatively lower impact of certain tax benefits which existed during both the three months ended June 30, 2013 and 2012. Additionally, during the three months ended June 30, 2012, we recorded benefits for the reversal of a valuation allowance and the favorable impact of certain excess golden parachute payments stemming from the 2011 acquisition of AMS, Inc., which did not reoccur during the three months ended June 30, 2013. Also contributing to the increase in the effective tax rate was an increase in the non-deductible branded prescription drug fee and a reduction to the domestic production activities deduction during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. These increases were partially offset by the benefit recorded during the three months ended June 30, 2013 for the research and development tax credit, which was reinstated effective January 2013.
The decrease in the effective tax rate during the six months ended June 30, 2013 was primarily attributable to the impact of certain tax benefits, which led to a lower effective tax rate during the six months ended June 30, 2013, a period with income before income tax, compared to a higher effective tax rate during the six months ended June 30, 2012, a period with a loss before income tax. Also contributing to the decrease was the January 2013 reinstatement of the research and development tax credit, which resulted in the recording of a current period benefit for the estimated 2013 credit as well as the credit for 2012. Partially offsetting this decrease was the impact of the second quarter 2012 reversal of a valuation allowance which, due to the loss before income tax recorded during the six months ended June 30, 2012, had the effect of increasing the effective tax rate during the six months ended June 30, 2012.
Net Income Attributable to Noncontrolling Interests. HealthTronics, Inc. owns interests in various partnerships and limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where we do not own 100% of the entity in accordance with the accounting consolidation principles. Net income attributable to noncontrolling interests relates to the portion of the net income of these partnerships and LLCs not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $13.1 million and $24.4 million during the three and six months ended June 30, 2013, respectively, and $12.6 million and $25.5 million, respectively, in the comparable 2012 periods.
2013 Outlook. We estimate that our 2013 total revenues will be between $2.70 billion and $2.80 billion. This estimate is based on our expectation of growth in Qualitest, offset by a decrease in Endo Pharmaceuticals revenues resulting from the entry of a single generic competitor to Lidoderm®, and erosion in market share for Opana® ER reflecting current generic competition and the potential for additional generic competition in light of the FDA's May 2013 denial of our Opana® ER Citizen Petition. Cost of revenues as a percent of total revenues is expected to increase when compared to 2012 as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2013. Operating expenses are expected to decrease as a result of the cost reduction initiatives we announced in June of 2013, which include reducing headcount by approximately 15% worldwide, streamlining general and administrative expenses, optimizing commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments in generic pharmaceuticals. There can be no assurance that the Company will achieve these results.
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
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, a financial measure not determined in accordance with GAAP, which we define as income (loss) before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income (loss) before income tax by adding the amounts for each of our reportable segments to Corporate unallocated adjusted income (loss) before income tax.
We refer to adjusted income (loss) before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding the Company’s operational performance. For instance, we believe that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by us in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting at this time. Further, we believe that adjusted income (loss) before income tax may be useful to investors as we are aware that certain of our significant stockholders utilize adjusted income (loss) before income tax to evaluate our financial performance. Finally, adjusted income (loss) before income tax is utilized in the calculation of adjusted diluted net income per share, which is used by the Compensation Committee of the Company’s Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
There are limitations to using financial measures such as adjusted income (loss) before income tax. Other companies in our industry may define adjusted income (loss) before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income (loss) before income tax to our consolidated income (loss) before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas® and Valstar®.
Qualitest
The Qualitest segment is composed of our legacy Endo non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. We distribute devices through our direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our AMS customers or distributors accounted for ten percent or more of our total revenues during the three or six months ended June 30, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
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
On June 4, 2013, the Company announced, as part of its broader restructuring initiatives, plans to explore strategic alternatives for its HealthTronics business.
In June 2013, the Company's Board of Directors approved a plan to sell its anatomical pathology services reporting unit, a component of the Company's HealthTronics segment. The anatomical pathology services business is being actively marketed and the Company expects it to be sold within one year of the Board's approval. The operating results of the anatomical pathology services business are not material to the Company's consolidated operating results in any period being presented and therefore, we have not presented the business as discontinued operations in the Condensed Consolidated Statements of Operations. In addition, the assets and liabilities of the business are not presented as held for sale in the Condensed Consolidated Balance Sheets.
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$415,647	$442,786	$773,236	$806,360
Qualitest	170,530	159,895	348,783	305,240
AMS(1)	125,971	128,131	248,623	258,297
HealthTronics(2)	54,361	54,376	104,386	105,924
Total consolidated net revenues to external customers	$766,509	$785,188	$1,475,028	$1,475,821
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
AMS:
United States	$79,240	$83,935	$157,607	$170,905
International	46,731	44,196	91,016	87,392
Total AMS revenues	$125,971	$128,131	$248,623	$258,297

(2)
HealthTronics revenues include revenues related to our anatomical pathology services business, which is currently being marketed for sale. Anatomical pathology services revenues totaled $5.7 million and $11.0 million during the three and six months ended June 30, 2013, respectively, compared to $6.0 million and $10.0 million in the comparable 2012 periods.

Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment for the three and six months ended June 30, 2013 decreased 6% to $415.6 million and 4% to $773.2 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to decreased revenues from Opana® ER and, during the six months ended June 30, 2013, Lidoderm®. The impact of these decreases was partially offset by Fortesta® Gel revenue growth during the three months ended June 30, 2013 and revenue growth from both Voltaren® Gel and Fortesta® Gel during the six months ended June 30, 2013.

Qualitest. Net sales of our generic products for the three and six months ended June 30, 2013 increased 7% to $170.5 million and 14% to $348.8 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to strong demand for Qualitest's diversified product portfolio, including revenue growth from certain new products launched in the second half of 2012 and first quarter of 2013. During the three and six months ended June 30, 2013, revenues from Qualitest's top 15 products decreased 17% to $87.2 million and 6% to $187.2 million, respectively, from the comparable 2012 periods.
AMS. Revenues from our AMS segment for the three and six months ended June 30, 2013 decreased 2% to $126.0 million and 4% to $248.6 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to lower sales in the women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes may be in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
HealthTronics. Revenues from our HealthTronics segment for the three months ended June 30, 2013 were consistent with the comparable 2012 period. Revenues for the six months ended June 30, 2013 decreased 1% to $104.4 million, respectively, from the comparable 2012 period. This decrease was primarily attributable to lower treatment volumes in the prostate treatment services business line, partially offset by increased treatment volumes in the anatomical pathology services business line.
Adjusted income (loss) before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted income (loss) before income tax:
Endo Pharmaceuticals	$236,014	$229,373	$410,421	$408,199
Qualitest	45,978	50,409	93,090	86,660
AMS	36,047	29,250	67,691	56,302
HealthTronics(1)	12,689	13,006	22,978	25,414
Corporate unallocated	(73,502)	(83,920)	(158,000)	(176,080)
Total consolidated adjusted income (loss) before income tax	$257,226	$238,118	$436,180	$400,495
__________

(1)
HealthTronics adjusted income (loss) before income tax includes amounts related to our anatomical pathology services business, which is currently being marketed for sale. Anatomical pathology services adjusted income (loss) before income tax is not material to the Company's consolidated operating results for any of the periods presented.

Endo Pharmaceuticals. Adjusted income (loss) before income tax for the three and six months ended June 30, 2013 increased 3% to $236.0 million and 1% to $410.4 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, particularly with respect to sales and marketing expenses, partially offset by decreased revenues.
Qualitest. Adjusted income (loss) before income tax for the three and six months ended June 30, 2013 decreased 9% to $46.0 million and increased 7% to $93.1 million, respectively, from the comparable 2012 periods. During both the three and six months ended June 30, 2013, revenues increased and operating expenses decreased, primarily with respect to research and development expense. Additionally, both periods were impacted as margins returned to more normal levels from the comparably higher 2012 amounts, which benefited from favorable pricing on certain of our generic products resulting from market opportunities. The decrease in Adjusted income (loss) before income tax for the three months ended June 30, 2013 was attributable to decreased margins, partially offset by increased revenues and reduced operating expenses. The increase for the six months ended June 30, 2013 was attributable to increased revenues and reduced operating expenses, partially offset by decreased margins.
AMS. Adjusted income (loss) before income tax for the three and six months ended June 30, 2013 increased 23% to $36.0 million and 20% to $67.7 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, partially offset by decreased revenues.
HealthTronics. Adjusted income (loss) before income tax for the three and six months ended June 30, 2013 decreased 2% to $12.7 million and 10% to $23.0 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to decreased revenues, increased costs of revenues and decreased operating expenses.

Corporate unallocated. Corporate unallocated Adjusted loss before income tax for the three and six months ended June 30, 2013 decreased 12% to $73.5 million and 10% to $158.0 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to decreased general and administrative expenses and other costs associated with our June 2013 restructuring and other cost reduction initiatives as well as the previously discussed decrease in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our income (loss) before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total consolidated adjusted income (loss) before income tax:	$257,226	$238,118	$436,180	$400,495
Upfront and milestone payments to partners	(5,398)	(5,726)	(7,972)	(51,567)
Asset impairment charges	(7,087)	(3,000)	(8,187)	(43,000)
Acquisition-related and integration items, net(1)	(2,640)	(7,055)	(3,958)	(10,804)
Separation benefits and other cost reduction initiatives(2)	(54,243)	(3,754)	(68,647)	(15,368)
Amortization of intangible assets	(52,807)	(58,564)	(101,753)	(111,924)
Inventory step-up	—	382	—	(880)
Non-cash interest expense	(5,662)	(5,169)	(11,112)	(10,145)
Loss on extinguishment of debt	—	—	(11,312)	(5,426)
Watson litigation settlement income, net	16,545	—	35,772	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	—	—	(110,000)
Patent litigation settlement items, net	—	(131,361)	—	(131,361)
Certain litigation-related charges(3)	(72,837)	—	(149,369)	—
Other income (expense), net	1,048	—	1,048	—
Total consolidated income (loss) before income tax	$74,145	$23,871	$110,690	$(89,980)
__________

(1)
Acquisition-related and integration-items, net, include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $39.7 million and $41.1 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $14.8 million for the three and six months ended June 30, 2012, respectively. Refer to Note 16. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the six months ended June 30, 2012 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $532.1 million at June 30, 2013 compared to $241.2 million at December 31, 2012. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and/or money market accounts, totaled approximately $505.6 million at June 30, 2013 compared to $547.9 million at December 31, 2012.
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

We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the Company's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. If ultimately successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition could cause a rapid decline in revenue from the affected products and have a material adverse effect on our liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently outlined strategic, operational and organizational steps it is taking to reduce annual operating expenses in 2013 and beyond, explore strategic alternatives for its HealthTronics business and branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.
Beyond 2013, we expect cash generated from operations together with our cash, cash equivalents and marketable securities to continue to be sufficient to cover cash needs for working capital and general corporate purposes, including certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, common stock repurchases and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties.
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

At June 30, 2013, the Company's indebtedness also includes senior notes with aggregate principal amounts totaling $1.3 billion. These notes mature between 2019 and 2022, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 7.00% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At June 30, 2013, the Company's indebtedness also includes convertible notes with an aggregate principal amount totaling $379.5 million. These notes mature in 2015, subject to earlier conversion. Holders of these convertible notes may convert their notes based on a conversion rate of 34.2466 shares of our common stock per $1,000 principal amount of notes (the equivalent of $29.20 per share), subject to adjustment upon certain events, only under the following circumstances as described in the indenture for these convertible notes: (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of these convertible notes is below a specified threshold; (3) at any time after October 15, 2014; or (4) upon the occurrence of certain corporate transactions. We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the notes. It is our current intention to settle the principal amount of any conversion consideration in cash.
These convertible notes are only included in the dilutive net income (loss) per share calculations using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of $29.20 per share. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
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
The following table provides the range of shares that would be included in the dilutive net income (loss) per share calculation for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2013					Three Months Ended June 30, 2013
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$27.79	$29.25		$30.71	$32.18	$34.15	$35.95		$37.75	$39.55
Impact on dilutive shares:
Convertible notes	—	21		639	1,204	1,884	2,439		2,944	3,401
Warrants	—	—		—	—	—	—		—	—
	—	21	(1)	639	1,204	1,884	2,439	(1)	2,944	3,401
__________

(1)	Amounts included in total diluted shares outstanding of 113.2 million and 117.2 million for the three month periods ended March 31, 2013 and June 30, 2013, respectively.
Share Repurchase Programs. Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the six months ended June 30, 2013. We purchased approximately 1.6 million shares of our common stock during the six months ended June 30, 2012 totaling $56.0 million.

Working Capital. The components of our working capital and our current ratio at June 30, 2013 and December 31, 2012 are below (in thousands):

	June 30, 2013	December 31, 2012
Total current assets	$1,957,267	$1,969,234
Less: total current liabilities	(1,425,205)	(1,728,020)
Working capital	$532,062	$241,214
Current ratio	1.4:1	1.1:1
Working capital increased by $290.8 million from December 31, 2012 to June 30, 2013. This increase related primarily to cash from operations and cash from the exercise of stock options, partially offset by a prepayment on the Term Loan B Facility, purchases of property, plant and equipment and cash distributions to noncontrolling interests.
The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$117,031	$176,339
Investing activities	(53,347)	(32,171)
Financing activities	(106,940)	(300,133)
Effect of foreign exchange rate	948	291
Net decrease in cash and cash equivalents	$(42,308)	$(155,674)
Cash and cash equivalents, beginning of period	$547,916	$547,620
Cash and cash equivalents, end of period	$505,608	$391,946
Days sales outstanding	44	45
Net cash provided by operating activities. Net cash provided by operating activities was $117.0 million for the six months ended June 30, 2013 compared to $176.3 million provided by operating activities in the comparable 2012 period. Significant components of our operating cash flows for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash Flow Data-Operating Activities:
Consolidated net income (loss)	$74,714	$(52,430)
Depreciation and amortization	135,051	139,563
Stock-based compensation	22,753	33,346
Amortization of debt issuance costs and premium / discount	18,567	17,521
Deferred income taxes	5,832	(75,015)
Loss on extinguishment of debt	11,312	5,426
Asset impairment charges	8,187	43,000
Changes in assets and liabilities which provided (used) cash	(163,527)	64,930
Other, net	4,142	(2)
Net cash provided by operating activities	$117,031	$176,339
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

The $59.3 million fluctuation in Net cash provided by operating activities for the six months ended June 30, 2013 compared to the comparable 2012 period was primarily the result of the timing of cash collections and cash payments, including payment of approximately $102 million related to the Impax Settlement Agreement, the first annual royalty payment to Teikoku in the amount of approximately $56 million and payments to settle pricing litigation cases of approximately $29 million. These decreases were partially offset by an increase as a result of improved operating performance.
Net cash used in investing activities. Net cash used in investing activities was $53.3 million for the six months ended June 30, 2013 compared to $32.2 million used in investing activities in the comparable 2012 period. This $21.2 million fluctuation relates primarily to a decrease in proceeds from investments of $18.8 million, an increase in patent acquisition costs of $5.0 million and an increase in net cash used for acquisitions of $4.1 million, partially offset by a reduction in purchases of property, plant and equipment of $9.9 million.
Net cash used in financing activities. Net cash used in financing activities was $106.9 million for the six months ended June 30, 2013 compared to $300.1 million used in financing activities in the comparable 2012 period. This $193.2 million fluctuation relates primarily to a reduction in principal payments on term loan indebtedness totaling $115.8 million, a reduction in cash used to repurchase stock of $56.0 million and an increase in cash from the exercise of stock options of $41.7 million, partially offset by an increase in cash paid for deferred financing fees of $9.6 million, an increase in payments of tax withholding for restricted shares of $7.6 million and an increase in cash paid for contingent consideration of $5.0 million.
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
Manufacturing, Supply and Other Service Agreements. We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products and finished goods, as well as to provide us certain services. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG, Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GmbH, Sharp Corporation and UPS Supply Chain Solutions, Inc. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional discussion of commitments under manufacturing, supply and other service agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Fluctuations. Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, asset impairment charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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
Non-U.S. Operations. Our operations outside of the U.S. were not material during the six months ended June 30, 2013. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB or the Board) issued Accounting Standards Update (ASU) 2013-04. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company is currently evaluating ASU 2013-04 but does not expect the impact of adoption to be material.
In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, in order to eliminate the diversity in practice in the presentation of unrecognized tax benefits in such instances. This guidance generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating ASU 2013-11 and plans to comply with all applicable provisions of this ASU no later than the first quarter of 2014.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.
Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, are incorporated into this document by reference. There have been no material changes to the risk factors disclosed therein, except for the addition of the following:
We may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes.
In June 2013, we announced certain strategic, operational and organizational steps designed to refocus the Company and enhance shareholder value. We cannot assure you that we will successfully implement these organizational changes or that implementing our business strategy will sustain or improve our results of operations. For example, we cannot assure you that we will be able to realize our anticipated cost savings or other benefits anticipated to result from these organizational changes.
We cannot assure you that our implementation of cost savings initiatives or other organizational changes will not have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, we may incur expenses in excess of what we currently expect, or may record non-cash charges, in connection with the achievement of cost savings and other strategic, operational and organizational steps we are taking, and our headcount reduction may negatively impact our performance, customer service and/or research and development efforts. Additionally, we cannot assure you that we will be able to identify and/or realize suitable alternatives for our HealthTronics business.
Furthermore, we cannot assure you that we will be able to complete acquisitions that meet our target criteria on satisfactory terms, if at all. In particular, we may not be able to identify suitable acquisition candidates, and we may have to compete for acquisition candidates. If we are unable to successfully implement these organizational changes it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
April 1, 2013 to April 30, 2013	—	—	—	$250,000,024
May 1, 2013 to May 31, 2013	—	—	—	$250,000,024
June 1, 2013 to June 30, 2013	—	—	—	$250,000,024
Total	—	—	—
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

ENDO HEALTH SOLUTIONS INC. (Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
Date: August 6, 2013

Exhibit Index

Exhibit No.	Title
10.32.2
Notice of Termination, effective as of July 1, 2013, of the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 5, 2013)

10.144*	Master Settlement Agreement, entered into on June 14, 2013, by and between Freese & Goss, PLLC/Matthews & Associates and American Medical Systems, Inc.

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo Health Solutions Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.