Form 10-Q
period 2013-09-30
ENDO HEALTH SOLUTIONS INC.
filed 2013-11-05
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value	Shares outstanding as of	October 31, 2013	:	114,889,113

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

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$594,085	$547,916
Accounts receivable, net	672,001	690,850
Inventories, net	416,512	357,638
Prepaid expenses and other current assets	97,094	27,750
Income taxes receivable	17,193	36,489
Deferred income taxes	245,458	308,591
Total current assets	$2,042,343	$1,969,234
MARKETABLE SECURITIES	2,433	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	373,990	385,668
GOODWILL	1,980,887	2,014,351
OTHER INTANGIBLES, NET	1,966,645	2,098,973
OTHER ASSETS	88,958	98,587
TOTAL ASSETS	$6,455,256	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$267,851	$416,882
Accrued expenses	994,771	1,170,945
Current portion of long-term debt	411,694	133,998
Acquisition-related contingent consideration	1,231	6,195
Total current liabilities	$1,675,547	$1,728,020
DEFERRED INCOME TAXES	461,899	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	2,856	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,644,628	3,037,947
OTHER LIABILITIES	332,962	150,092
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 143,927,490 and 140,040,882 shares issued; 114,838,985 and 110,793,855 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1,439	1,400
Additional paid-in capital	1,143,546	1,035,115
Retained earnings	902,144	811,573
Accumulated other comprehensive loss	(5,939)	(6,802)
Treasury stock, 29,088,505 and 29,247,027 shares at September 30, 2013 and December 31, 2012, respectively	(764,312)	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	$1,276,878	$1,072,856
Noncontrolling interests	60,486	60,350
Total stockholders’ equity	$1,337,364	$1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,455,256	$6,568,559
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Net pharmaceutical product sales	$519,843	$578,780	$1,639,890	$1,681,441
Devices revenues	111,244	113,304	359,867	371,601
Service and other revenues	83,867	58,398	190,225	173,261
TOTAL REVENUES	$714,954	$750,482	$2,189,982	$2,226,303
COSTS AND EXPENSES:
Cost of revenues	287,970	294,267	883,063	953,657
Selling, general and administrative	199,719	210,446	689,436	698,522
Research and development	38,080	48,952	113,740	183,067
Patent litigation settlement, net	—	(46,238)	—	85,123
Litigation-related and other contingencies	30,895	82,600	159,098	82,600
Asset impairment charges	38,807	11,163	46,994	54,163
Acquisition-related and integration items, net	2,207	5,776	6,165	16,580
OPERATING INCOME	$117,276	$143,516	$291,486	$152,591
INTEREST EXPENSE, NET	43,150	45,505	129,939	138,386
LOSS ON EXTINGUISHMENT OF DEBT	—	1,789	11,312	7,215
OTHER (INCOME) EXPENSE, NET	(17,292)	(250)	(51,873)	498
INCOME BEFORE INCOME TAX	$91,418	$96,472	$202,108	$6,492
INCOME TAX	36,803	28,287	72,779	(9,263)
CONSOLIDATED NET INCOME	$54,615	$68,185	$129,329	$15,755
Less: Net income attributable to noncontrolling interests	14,392	14,376	38,758	39,826
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$40,223	$53,809	$90,571	$(24,071)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC. COMMON STOCKHOLDERS:
Basic	$0.35	$0.46	$0.80	$(0.21)
Diluted	$0.33	$0.45	$0.77	$(0.21)
WEIGHTED AVERAGE SHARES:
Basic	114,327	116,022	112,691	116,688
Diluted	120,261	119,579	116,890	116,688
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
CONSOLIDATED NET INCOME		$54,615		$68,185		$129,329		$15,755
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gain on securities:
Unrealized gains arising during the period	$261		$589		$431		$1,958
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	261	—	589	—	431	—	1,958
Foreign currency translation gain		2,996		4,034		27		466
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	(234)		(801)		299		(606)
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	(89)	(323)	138	(663)	106	405	114	(492)
OTHER COMPREHENSIVE INCOME		$2,934		$3,960		$863		$1,932
CONSOLIDATED COMPREHENSIVE INCOME		$57,549		$72,145		$130,192		$17,687
Less: Comprehensive income attributable to noncontrolling interests		14,392		14,376		38,758		39,826
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$43,157		$57,769		$91,434		$(22,139)
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$129,329	$15,755
Adjustments to reconcile consolidated net income to Net cash provided by operating activities:
Depreciation and amortization	196,422	211,780
Stock-based compensation	31,258	44,532
Amortization of debt issuance costs and premium / discount	27,336	27,101
Provision for bad debts	2,208	—
Selling, general and administrative expenses paid in shares of common stock	203	358
Deferred income taxes	8,191	(87,379)
Net loss (gain) on disposal of property, plant and equipment	2,272	(156)
Change in fair value of acquisition-related contingent consideration	163	28
Loss on extinguishment of debt	11,312	7,215
Asset impairment charges	46,994	54,163
Gain on sale of business	(2,665)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	9,749	(24,666)
Inventories	(59,690)	(101,453)
Prepaid and other assets	(2,305)	3,037
Accounts payable	(140,763)	(1,132)
Accrued expenses	(173,890)	240,880
Other liabilities	174,116	(18,081)
Income taxes payable/receivable	12,232	(74,850)
Net cash provided by operating activities	$272,472	$297,132
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,349)	(90,128)
Proceeds from sale of property, plant and equipment	1,553	1,081
Acquisitions, net of cash acquired	(3,645)	(3,210)
Proceeds from sale of investments	—	18,800
Patent acquisition costs and license fees	(10,000)	(5,700)
Sale of business, net	(700)	—
Settlement escrow	(54,500)	—
Other investing activities	(5,348)	—
Net cash used in investing activities	$(126,989)	$(79,157)

	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES:
Capital lease obligations repayments	(331)	(765)
Direct financing arrangement repayments	(2,589)	—
Proceeds from other indebtedness	1,014	—
Principal payments on Term Loans	(134,688)	(333,950)
Payment on AMS Convertible Notes	—	(66)
Principal payments on other indebtedness	—	(685)
Deferred financing fees	(8,129)	—
Payment for contingent consideration	(5,000)	—
Tax benefits of stock awards	8,415	4,268
Payments of tax withholding for restricted shares	(8,284)	—
Exercise of Endo Health Solutions Inc. stock options	83,743	15,317
Purchase of common stock	—	(156,000)
Issuance of common stock from treasury	4,117	4,606
Cash distributions to noncontrolling interests	(36,709)	(39,234)
Cash buy-out of noncontrolling interests, net of cash contributions	(2,032)	(2,264)
Net cash used in financing activities	$(100,473)	$(508,773)
Effect of foreign exchange rate	1,159	95
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$46,169	$(290,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547,916	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$594,085	$256,917
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$106,363	$124,723
Cash paid for income taxes	$45,915	$151,924
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$461	$1,360
Note receivable for sale of business	$8,850	$—
Accrual for purchases of property, plant and equipment	$3,946	$3,160
See Notes to Condensed Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo Health Solutions Inc., which we refer to herein as the Company, Endo, we, our or us, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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

The following table presents the carrying amounts and estimated fair values of our other financial instruments at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Derivative instruments	$50	$50	$—	$—
	$50	$50	$—	$—
Long-term assets:
Equity securities	$2,433	$2,433	$1,746	$1,746
Equity and cost method investments	16,177	N/A	15,195	N/A
	$18,610		$16,941
Current liabilities:
Acquisition-related contingent consideration—short-term	$1,231	$1,231	$6,195	$6,195
Current portion of 1.75% Convertible Senior Subordinated Notes Due 2015, net	339,159	369,440	—	—
Current portion of Term Loan A Facility Due 2018	69,375	69,375	131,250	131,250
3.25% AMS Convertible Notes due 2036	795	795	795	795
4.00% AMS Convertible Notes due 2041	111	111	111	111
Current portion of other long-term debt	2,254	2,254	1,842	1,842
Derivative instruments	17	17	602	602
Minimum Voltaren® Gel royalties due to Novartis—short-term	22,164	22,164	31,878	31,878
Other	7,000	7,000	1,000	1,000
	$442,106	$472,387	$173,673	$173,673
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$2,856	$2,856	$2,729	$2,729
1.75% Convertible Senior Subordinated Notes Due 2015, less current portion, net	—	—	321,332	364,444
Term Loan A Facility Due 2018, less current portion	1,283,437	1,283,302	1,256,250	1,259,094
Term Loan B Facility Due 2018	60,550	60,701	160,550	162,260
7.00% Senior Notes Due 2019	500,000	517,500	500,000	536,563
7.00% Senior Notes Due 2020, net	397,124	413,500	396,899	429,000
7.25% Senior Notes Due 2022	400,000	413,750	400,000	431,500
Other long-term debt, less current portion	3,517	3,517	2,916	2,916
Minimum Voltaren® Gel royalties due to Novartis—long-term	—	—	13,846	13,846
Other	8,295	8,295	5,775	5,775
	$2,655,779	$2,703,421	$3,060,297	$3,208,127
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on a quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined below. These securities are not held to support current operations and are therefore classified as non-current assets.
The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach known as the binomial lattice model which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions of 36% at September 30, 2013 and 32% at December 31, 2012 that were based on historic volatility of the Company’s common stock and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
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
At the inception of the License and Supply Agreement between our subsidiary Endo Pharmaceuticals Inc. (EPI) and Novartis AG in 2008, we recorded a liability representing the fair value of the minimum Voltaren® Gel royalty due to Novartis AG. In December 2012, pursuant to the provisions of this agreement, the term was renewed for an additional one-year period. At this time, an additional liability of $21.3 million was recorded, representing the fair value of the incremental minimum royalty we expect EPI to pay to Novartis AG over the renewal term. The fair values of these liabilities were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at September 30, 2013 and December 31, 2012 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2013 and December 31, 2012.
The fair value of equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.
As of September 30, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$73,377	$—	$—	$73,377
Equity securities	2,433	—	—	2,433
Derivative instruments	—	50	—	50
Total	$75,810	$50	$—	$75,860
Liabilities:
Derivative instruments	$—	$17	$—	$17
Acquisition-related contingent consideration—short-term	$—	$—	$1,231	$1,231
Acquisition-related contingent consideration—long-term	—	—	2,856	2,856
Total	$—	$17	$4,087	$4,104

	Fair Value Measurements at Reporting Date using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$58,331	$—	$—	$58,331
Equity securities	1,746	—	—	1,746
Total	$60,077	$—	$—	$60,077
Liabilities:
Derivative instruments	$—	$602	$—	$602
Acquisition-related contingent consideration—short-term	—	—	6,195	6,195
Acquisition-related contingent consideration—long-term	—	—	2,729	2,729
Total	$—	$602	$8,924	$9,526
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), the Company acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million, after giving effect to the first quarter 2013 payment. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model, or income approach. The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $4.1 million at September 30, 2013 and $8.9 million at December 31, 2012. The decrease in the balance primarily relates to a first quarter 2013 payment of $5.0 million related to the achievement of certain regulatory milestones. The remaining fluctuation resulted from changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
July 1, 2013	$(4,024)
Amounts (acquired) sold or (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(63)
September 30, 2013	$(4,087)

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
July 1, 2012	$(8,619)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(96)
September 30, 2012	$(8,715)
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2013	$(8,924)
Amounts (acquired) sold / (issued) settled, net	5,000
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(163)
September 30, 2013	$(4,087)
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2012	$(8,687)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(28)
September 30, 2012	$(8,715)
The following is a summary of available-for-sale securities held by the Company at September 30, 2013 and December 31, 2012 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2013
Money market funds	$73,377	$—	$—	$73,377
Total included in cash and cash equivalents	$73,377	$—	$—	$73,377
Equity securities	$1,766	$667	$—	$2,433
Long-term available-for-sale securities	$1,766	$667	$—	$2,433
Total available-for-sale securities	$75,143	$667	$—	$75,810

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2012
Money market funds	$58,331	$—	$—	$58,331
Total included in cash and cash equivalents	$58,331	$—	$—	$58,331
Equity securities	$1,766	$—	$(20)	$1,746
Long-term available-for-sale securities	$1,766	$—	$(20)	$1,746
Total available-for-sale securities	$60,097	$—	$(20)	$60,077
At September 30, 2013 and December 31, 2012, our equity securities consisted of investments in the stock of publicly traded companies. As of September 30, 2013, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. As of December 31, 2012, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at September 30, 2013 or December 31, 2012 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.
Nonrecurring Fair Value Measurements
The Company's financial assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2013 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total (Expense) Income for the Three Months Ended September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
HealthTronics goodwill	$—	$—	$127,370	$(38,000)
Property, plant and equipment	—	—	—	(807)
Total	$—	$—	$127,370	$(38,807)
The Company's financial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 were as follows (in thousands):

	Fair Value Measurements at Measurement Date using:			Total Expense for the Nine Months Ended September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
HealthTronics goodwill	$—	$—	$127,370	$(38,000)
Assets of anatomical pathology services reporting unit	$—	$8,500	$—	$(4,238)
Property, plant and equipment	—	—	—	(4,756)
Total	$—	$8,500	$127,370	$(46,994)
See Note 8. Goodwill and Other Intangibles for a discussion of goodwill asset impairment charges.
As further discussed in Note 5. Segment Results and Note 16. Restructuring, on June 4, 2013, the Company's Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. During the second quarter of 2013, in connection with the planned sale of the anatomical pathology services business, which was subsequently sold to Metamark Genetics, Inc. on August 9, 2013, we recorded asset impairment charges totaling $4.2 million to write down the book value of this reporting unit's assets to fair value less estimated costs to sell. These charges were assigned to our HealthTronics segment.

In connection with the June 2013 restructuring initiative and other cost reduction initiatives, we determined that the carrying amounts of certain miscellaneous fixed assets were no longer recoverable. During the three and nine months ended September 30, 2013, we recorded asset impairment charges totaling $0.8 million and $4.8 million, respectively, primarily to write off these assets, which were assigned to our Endo Pharmaceuticals segment.
The fair value of the anatomical pathology services reporting unit's assets was based on significant observable inputs and thus represented a Level 2 measurement within the fair value hierarchy. The other nonrecurring fair value measurements described above were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
NOTE 4. INVENTORIES
The following is a summary of inventories held by the Company at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$109,571	$108,460
Work-in-process	60,641	59,763
Finished goods	246,300	189,415
Total	$416,512	$357,638
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
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, which we define as income before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
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
Qualitest
The Qualitest segment is composed of our legacy non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South

America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for ten percent or more of our total revenues during the three or nine months ended September 30, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
HealthTronics
The HealthTronics segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the U.S. These services are sold primarily through the following business lines: lithotripsy services, prostate treatment services, medical products manufacturing, sales and maintenance and electronic medical records services.
On June 4, 2013, the Company announced, as part of its broader restructuring initiatives, plans to explore strategic alternatives for its HealthTronics business.
In June 2013, the Company's Board of Directors approved a plan to sell the anatomical pathology services reporting unit, a component of the HealthTronics segment. On August 9, 2013, HealthTronics, Inc. sold its anatomical pathology services business to Metamark Genetics, Inc. for a total purchase price of $9.2 million, including an $8.9 million note receivable due on or before December 31, 2013, resulting in a pretax gain of $2.7 million. The Condensed Consolidated Financial Statements include the operating results of the anatomical pathology services business through August 8, 2013. These operating results are not material to the Company's consolidated operating results in any period being presented and therefore, we have not presented the business as discontinued operations in the Condensed Consolidated Statements of Operations. In addition, the assets and liabilities of the business are not presented as held for sale in the Condensed Consolidated Balance Sheets. The $8.9 million note receivable is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
The Company continues to explore strategic alternatives for the remaining HealthTronics businesses.
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$366,136	$416,645	$1,139,372	$1,223,005
Qualitest	183,939	166,070	532,722	471,310
AMS(1)	111,244	113,304	359,867	371,601
HealthTronics(2)	53,635	54,463	158,021	160,387
Total consolidated net revenues to external customers	$714,954	$750,482	$2,189,982	$2,226,303
Adjusted income (loss) before income tax:
Endo Pharmaceuticals	$224,747	$216,728	$635,168	$624,927
Qualitest	48,630	45,840	141,720	132,500
AMS	29,156	21,081	96,847	77,383
HealthTronics(3)	17,300	16,639	40,278	42,053
Corporate unallocated	(81,916)	(73,854)	(239,916)	(249,934)
Total consolidated adjusted income (loss) before income tax	$237,917	$226,434	$674,097	$626,929
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
AMS:
United States	$75,484	$75,480	$233,091	$246,385
International	35,760	37,824	126,776	125,216
Total AMS revenues	$111,244	$113,304	$359,867	$371,601

(2)
HealthTronics revenue includes amounts related to the anatomical pathology services business through August 8, 2013. This business was sold on August 9, 2013. Anatomical pathology services revenues totaled $2.5 million and $13.6 million during the three and nine months ended September 30, 2013, respectively, compared to $5.2 million and $15.2 million in the comparable 2012 periods.

(3)
HealthTronics adjusted income (loss) before income tax includes amounts related to the anatomical pathology services business through August 8, 2013. This business was sold on August 9, 2013. Anatomical pathology services adjusted income (loss) before income tax is not material to the Company's consolidated operating results for any of the periods presented.

The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our income before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total consolidated adjusted income (loss) before income tax:	$237,917	$226,434	$674,097	$626,929
Upfront and milestone payments to partners	(3,092)	(5,338)	(11,064)	(56,905)
Asset impairment charges	(38,807)	(11,163)	(46,994)	(54,163)
Acquisition-related and integration items, net(1)	(2,207)	(5,776)	(6,165)	(16,580)
Separation benefits and other cost reduction initiatives(2)	(22,529)	(11,590)	(91,176)	(26,958)
Amortization of intangible assets	(46,853)	(58,735)	(148,606)	(170,659)
Inventory step-up	—	—	—	(880)
Non-cash interest expense	(5,704)	(5,209)	(16,816)	(15,354)
Loss on extinguishment of debt	—	(1,789)	(11,312)	(7,215)
Watson litigation settlement income, net	14,628	—	50,400	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	6,000	—	(104,000)
Patent litigation settlement items, net	—	46,238	—	(85,123)
Certain litigation-related charges(3)	(44,600)	(82,600)	(193,969)	(82,600)
Gain on sale of business	2,665	—	2,665	—
Other income (expense), net	—	—	1,048	—
Total consolidated income before income tax	$91,418	$96,472	$202,108	$6,492
__________

(1)
Acquisition-related and integration-items, net, include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $5.6 million and $46.8 million for the three and nine months ended September 30, 2013, respectively, and $11.6 million and $26.4 million for the three and nine months ended September 30, 2012, respectively. Contract termination fees recognized during the third quarter of 2013 totaling $7.8 million are also included in this amount. Refer to Note 16. Restructuring for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the nine months ended September 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and nine months ended September 30, 2013.

The following represents additional selected financial information for our reportable segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense:
Endo Pharmaceuticals	$4,059	$3,539	$14,774	$11,249
Qualitest	3,402	3,106	9,841	9,041
AMS	2,221	2,614	7,876	7,812
HealthTronics	2,506	2,905	8,501	9,230
Corporate unallocated	2,180	1,168	6,374	3,339
Total depreciation expense	$14,368	$13,332	$47,366	$40,671

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense:
Endo Pharmaceuticals	$18,743	$27,318	$64,870	$76,395
Qualitest	10,881	10,381	32,643	31,143
AMS	15,512	19,385	46,263	58,191
HealthTronics	1,867	1,801	5,280	5,380
Total amortization expense	$47,003	$58,885	$149,056	$171,109
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 6. INCOME TAXES
During the three and nine months ended September 30, 2013, we recognized income taxes totaling $36.8 million of expense and $72.8 million of expense, respectively. This compares to $28.3 million of expense and $9.3 million of benefit, respectively, in the comparable 2012 periods. The effective income tax rate was 40.3% and 36.0% during the three and nine months ended September 30, 2013, respectively, compared to 29.3% and (142.7)%, respectively, in the comparable 2012 periods.
The increase in the effective tax rate during the three months ended September 30, 2013 was primarily attributable to goodwill impairments in the current period at our HealthTronics business that were not deductible for tax purposes and an unfavorable true-up to the non-deductible annual Health Care Reform Fee in 2013. This was partially offset by favorable true-ups as a result of the filing of the 2012 federal consolidated tax return.
The fluctuation in the effective tax rate during the nine months ended September 30, 2013 was primarily attributable to tax benefits in the comparable prior period greater than pretax income, which resulted in a negative effective tax rate. The prior period tax benefits related to the release of reserves for uncertain tax positions and the reversal of a valuation allowance related to the sale of the image guided radiation therapy (IGRT) business. Also contributing to the rate variance are goodwill impairments in the current period that are not deductible for tax purposes, and an unfavorable true-up to the non-deductible annual Health Care Reform Fee in 2013. The variance was partially offset by favorable adjustments for the reinstatement of the research and development credit in 2013, a benefit in the current period for our foreign manufacturing operations as compared to a detriment in the comparable prior period and favorable true-ups in the current period as a result of filing of the 2012 federal consolidated return.
NOTE 7. LICENSE AND COLLABORATION AGREEMENTS
Our subsidiaries have entered into certain license, collaboration and discovery agreements with third parties for the development of pain management and other products. These agreements require our subsidiaries to share in the development costs of such products and grant marketing rights to our subsidiaries for such products.
Our subsidiaries have also licensed from universities, corporations and other similar institutions, rights to certain technologies or intellectual property, generally in the field of pain management. They are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require our subsidiaries to pay royalties on sales of the products arising from these agreements. These agreements generally permit our subsidiaries to terminate the agreement with no significant continuing obligation.
For additional discussion of our subsidiaries' material license and collaboration agreements at December 31, 2012, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
On March 4, 2008, our subsidiary Endo Pharmaceuticals Inc. (EPI) entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010.

Under the terms of the Voltaren® Gel Agreement, which had an initial term of five years, EPI made an upfront cash payment of $85 million. EPI agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, EPI agreed to make certain guaranteed minimum annual royalty payments of $30 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which could be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties were creditable against royalty payments on an annual basis such that EPI's obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25 million if annual net sales of Voltaren® Gel exceed $300 million in the U.S. To date, annual net sales have not exceeded this threshold and, therefore, this milestone payment has not been paid.
The $85 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We amortized this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, EPI was not obligated to make any first quarter royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Subsequent to the first quarter of 2012, royalties in the amount $11.9 million were incurred during the nine months ended September 30, 2012, representing either a percentage of actual net sales of Voltaren® Gel or minimum royalties pursuant to the Voltaren® Gel Agreement. Voltaren® Gel royalties incurred during the nine months ended September 30, 2013 were $22.5 million, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
EPI is solely responsible to commercialize the Licensed Product during the term of the Voltaren® Gel Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, subject to certain limitations, EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. In addition, EPI is required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (Details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. Further, during the term of the Voltaren® Gel Agreement, EPI will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and EPI. On December 31, 2012, EPI and Novartis entered into an amendment to the Voltaren® Gel Agreement (the Voltaren® Gel Amendment) which reduced the minimum number of Details required to be conducted by EPI and the minimum amount of annual advertising and promotional expenses required to be spent by EPI on the commercialization of Voltaren® Gel during each remaining year of the Voltaren® Gel Agreement.
During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, EPI agreed to spend 13% of prior year sales or approximately $16 million on A&P Expenditures. During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2012 and extending through June 30, 2013, EPI agreed to spend approximately $4.5 million on A&P Expenditures. During the first renewal term year beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred for such A&P Expenditures were $6.5 million and $7.9 million for the nine months ended September 30, 2013 and 2012, respectively.
During the term of the Voltaren® Gel Agreement, EPI has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price was fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. The Voltaren® Gel Amendment reduced the supply price of Voltaren® Gel otherwise payable under the Agreement.
Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the U.S. (an OTC Switch) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis is obligated to notify EPI if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to EPI on net sales of such OTC equivalent product in the U.S. by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the U.S. must have exceeded a certain threshold prior to the launch of the OTC equivalent product by Novartis or its affiliates.

The initial term of the Voltaren® Gel Agreement expired on June 30, 2013. In December 2012, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for two successive one year terms, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.3 million, representing the present value of the guaranteed minimum royalties we expect to pay to Novartis AG over the renewal term. The Voltaren® Gel Agreement will remain in place unless either (i) EPI provides written notice of non-renewal to the other party at least six months prior to the expiration of the first renewal term or any renewal term thereafter, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of the second renewal term or any renewal term thereafter, or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, EPI is again obligated to make certain guaranteed minimum annual royalty payments of $30 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that EPI’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice and if either party has committed a material breach that has not been remedied within 90 days from the giving of written notice. EPI may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the U.S. of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if EPI fails to deliver a set percentage of the minimum Details in a certain six-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the U.S. of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in a six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.
Products in Development
BayerSchering
In July 2005, Indevus (now, Endo Pharmaceuticals Solutions Inc. or EPSI) licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). EPSI is responsible for the development and commercialization of AveedTM in the U.S. BayerSchering is responsible for manufacturing and supplying EPSI with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30.0 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties.
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
BioDelivery Sciences International, Inc.
In January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. EPI made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. EPI paid this amount in the second quarter of 2012. In the future, EPI could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $135.0 million. Pursuant to its rights under the terms of the BioDelivery Agreement, BioDelivery elected in November 2013 to have a portion of the BEMA® development costs, above a certain amount, paid by EPI. Any such amounts paid by EPI shall be credited against future milestone payments, as defined in the BioDelivery Agreement. EPI may terminate the BioDelivery Agreement at any time upon six months' written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country-by-country basis, upon the later to occur of 10 years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.

Orion Corporation
Pursuant to the terms of the January 2011 Discovery, Development and Commercialization Agreement (the Orion Agreement) between EPI and Orion Corporation (Orion), EPI provided the required six-month notice to Orion in September 2013 that it had elected to discontinue its participation in the joint development of ODM-201, Orion's Anti-Androgen program focused on castration-resistant prostate cancer. After receipt of EPI's notice, Orion notified EPI of its election, pursuant to the terms of the Orion Agreement, to continue the ODM-201 program on its own. The Company is obligated to fund approximately $6.0 million over the contractual six-month transition period for ODM-201 with no continuing obligation thereafter. Accordingly, EPI recorded a $6.0 million charge in the third quarter of 2013, which is included in the Research and development line of the Condensed Consolidated Statements of Operations. On October 22, 2013, the parties mutually agreed to terminate the Orion Agreement for all programs other than ODM-201 and to return such terminated programs to the respective contributing parties.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2013 were as follows:

	Carrying Amount
	Endo Pharmaceuticals	Qualitest	AMS	HealthTronics	Total Consolidated
Balance as of December 31, 2012:
Goodwill	$290,793	$275,201	$1,795,100	$210,677	$2,571,771
Accumulated impairment losses	—	—	(507,528)	(49,892)	(557,420)
	$290,793	$275,201	$1,287,572	$160,785	$2,014,351
Goodwill acquired during the period	—	—	—	4,592	4,592
Measurement period adjustments	—	—	—	(6)	(6)
Effect of currency translation	—	—	(50)	—	(50)
Goodwill impairment charges	—	—	—	(38,000)	(38,000)
Balance as of September 30, 2013:
Goodwill	290,793	275,201	1,795,050	215,263	2,576,307
Accumulated impairment losses	—	—	(507,528)	(87,892)	(595,420)
	$290,793	$275,201	$1,287,522	$127,371	$1,980,887
The goodwill acquired during the period relates to immaterial acquisitions in 2013.

Other Intangible Assets
The following is a summary of other intangible held by the Company at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Indefinite-lived intangibles:
In-process research and development	$126,400	$165,400
Total indefinite-lived intangibles	$126,400	$165,400
Definite-lived intangibles:
Licenses (weighted average life of 8 years)	$605,850	$605,850
Less accumulated amortization	(390,456)	(329,120)
Licenses, net	$215,394	$276,730
Customer relationships (weighted average life of 16 years)	160,126	160,210
Less accumulated amortization	(23,321)	(15,682)
Customer relationships, net	$136,805	$144,528
Tradenames (weighted average life of 22 years)	91,600	91,600
Less accumulated amortization	(12,191)	(8,742)
Tradenames, net	$79,409	$82,858
Developed technology (weighted average life of 16 years)	1,744,810	1,694,336
Less accumulated amortization	(342,432)	(266,350)
Developed technology, net	$1,402,378	$1,427,986
Other (weighted average life of 6 years)	7,092	1,742
Less accumulated amortization	(833)	(271)
Other, net	$6,259	$1,471
Total definite-lived intangibles, net (weighted average life of 15 years)	$1,840,245	$1,933,573
Other intangibles, net	$1,966,645	$2,098,973
As of September 30, 2013, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.
Amortization expense for the nine month periods ended September 30, 2013 and 2012 totaled $149.1 million and $171.1 million, respectively. Estimated amortization of intangibles for the five years subsequent to December 31, 2012 is as follows (in thousands):

2013	$192,731
2014	$160,318
2015	$155,037
2016	$153,559
2017	$141,383
Changes in the gross carrying amount of our other intangible assets for the nine months ended September 30, 2013 were as follows:

Gross Carrying Amount
December 31, 2012	$2,719,138
Patents acquired	12,125
Asset impairment charges	(652)
Effect of currency translation	(83)
Other	5,350
September 30, 2013	$2,735,878

Impairments
A summary of intangible asset impairment charges for the three and nine months ended September 30, 2013 and 2012 is included below by reportable segment.
Endo Pharmaceuticals Segment
Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company's Endo Pharmaceuticals Solutions Inc. (EPSI) subsidiary receives royalties based on net sales of Sanctura XR® made by Allergan. Following a lengthy patent litigation which began in 2009, the court ultimately found the patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid in June 2012. As part of our first quarter 2012 financial close and reporting process, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. The Company assessed the recoverability of this asset and determined the fair value of the Sanctura XR® intangible asset to be $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying amount of the intangible asset and its estimated fair value at March 31, 2012.
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
HealthTronics Segment
In June 2013, the Company’s Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. During the third quarter of 2013, the Company determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, we initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and HealthTronics Information Technology Solutions (HITS) reporting units were estimated using a number of factors including the fair value currently implied by the ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company has prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and has determined that an impairment is probable and reasonably estimable. However, given the complexities associated with this type of analysis, we have not finalized our calculation of the implied fair value of each of the reporting unit’s goodwill as of the date of this filing. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, based upon the latest available information, during the three months ended September 30, 2013, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company expects to finalize the impairment analysis in the fourth quarter of 2013 and the Company will adjust the estimated impairment charge at that time. As of September 30, 2013, the remaining balance of goodwill for the HealthTronics reporting units was $127.4 million.
Additionally, as further discussed in Note 5. Segment Results and Note 16. Restructuring, in June 2013, the Company began marketing for sale the anatomical pathology services reporting unit, a component of the HealthTronics segment. In connection with the planned sale of this reporting unit, which was subsequently sold on August 9, 2013, we recorded asset impairment charges during the second quarter of 2013 to write down the book value of this reporting unit's assets to fair value less costs to sell, which included a pre-tax non-cash impairment charge of $0.7 million to completely write off an anatomical pathology services developed technology intangible asset.
There were no other intangible asset impairment charges for any of our segments for the three and nine months ended September 30, 2013 and 2012.

NOTE 9. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects allocated to each component of Other comprehensive income for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013			2012
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gains arising during the period	$415	$(154)	$261	$940	$(351)	$589
Less: reclassification adjustments for (gains) losses realized in net income	—	—	—	—	—	—
Net unrealized gains	415	(154)	261	940	(351)	589
Foreign currency translation gain	2,990	6	2,996	4,049	(15)	4,034
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	(364)	130	(234)	(1,249)	448	(801)
Less: reclassification adjustments for cash flow hedges settled and included in net income	(138)	49	(89)	216	(78)	138
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	(502)	179	(323)	(1,033)	370	(663)
Other comprehensive income	$2,903	$31	$2,934	$3,956	$4	$3,960
The following table presents the tax effects allocated to each component of Other comprehensive income for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013			2012
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gains arising during the period	$687	$(256)	$431	$2,326	$(368)	$1,958
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	—	—	—	—	—
Net unrealized gains	687	(256)	431	2,326	(368)	1,958
Foreign currency translation gain	5	22	27	409	57	466
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	468	(169)	299	(945)	339	(606)
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	166	(60)	106	178	(64)	114
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	634	(229)	405	(767)	275	(492)
Other comprehensive income	$1,326	$(463)	$863	$1,968	$(36)	$1,932
Reclassifications adjustments out of Other comprehensive income are reflected in our Condensed Consolidated Statements of Operations as Other (income) expense, net.

The following is a summary of the accumulated balances related to each component of Other comprehensive income, net of taxes, at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Net unrealized gains (losses)	$254	$(177)
Foreign currency translation loss	(5,880)	(5,907)
Fair value adjustment on derivatives designated as cash flow hedges	(313)	(718)
Accumulated other comprehensive loss	$(5,939)	$(6,802)
NOTE 10. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Watson litigation settlement income, net	$(14,628)	$—	$(50,400)	$—
Other (income) expense, net	(2,664)	(250)	(1,473)	498
Other (income) expense, net	$(17,292)	$(250)	$(51,873)	$498
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $8.5 million and $31.3 million during the three and nine months ended September 30, 2013, respectively, and $11.2 million and $44.5 million during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $63.5 million.
Stock Options
During the nine months ended September 30, 2013 and 2012, the Company granted stock options to employees of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	8,824,705	$27.92
Granted	593,709	$30.81
Exercised	(3,388,864)	$24.72
Forfeited	(1,078,454)	$32.78
Expired	(47,294)	$30.25
Outstanding as of September 30, 2013	4,903,802	$29.49	5.74	$78,285,309
Vested and expected to vest as of September 30, 2013	4,662,365	$29.33	5.65	$75,169,615
Exercisable as of September 30, 2013	2,344,606	$26.84	4.70	$43,655,089

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $83.8 million and $15.3 million, respectively. The weighted average grant date fair value of the stock options granted in the nine months ended September 30, 2013 and 2012 was $9.37 and $10.50 per option, respectively, determined using the following assumptions:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Average expected term (years)	5.0	5.0
Risk-free interest rate	0.8%	0.9%
Dividend yield	—	—
Expected volatility	33%	33%
As of September 30, 2013, the weighted average remaining requisite service period of the non-vested stock options was 2.1 years. As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $16.4 million.
Restricted Stock Units
During the nine months ended September 30, 2013 and 2012, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company.
A summary of our restricted stock units for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,423,612
Granted	1,535,511
Forfeited	(709,002)
Vested	(740,400)
Outstanding as of September 30, 2013	2,509,721	$114,079,381
Vested and expected to vest as of September 30, 2013	2,213,578	$96,492,300
As of September 30, 2013, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.2 years. The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2013 and 2012 was $31.44 and $34.81 per unit, respectively. As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $33.5 million.
Restricted Stock Awards
A summary of our restricted stock awards for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	81,651	$31.45
Granted	—	$—
Forfeited	(11,043)	$30.78
Vested	(36,818)	$30.28	$1,673,010
Non-vested as of September 30, 2013	33,790	$32.93
As of September 30, 2013, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 1.1 years.

Performance Shares
The Company grants performance stock units (PSU) to certain key employees as part of their annual stock compensation award or as part of a sign-on equity award. For grants prior to the first quarter of 2013, PSUs are tied to both the Company’s overall financial performance and its total shareholder return relative to the total shareholder return of a selected industry group. PSUs granted since January 1, 2013 are tied primarily to the Company's total shareholder return relative to the total shareholder return of a selected industry group. PSUs granted during the nine months ended September 30, 2013 and 2012 totaled approximately 457,600 and 193,000, respectively. As of September 30, 2013, there was approximately $13.6 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
Share Repurchase Programs
Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the nine months ended September 30, 2013. We purchased approximately 4.7 million shares of our common stock during the nine months ended September 30, 2012 totaling $156.0 million.
Employee Stock Purchase Plan
Compensation expense during the nine months ended September 30, 2013 and 2012 related to the Employee Stock Purchase Plan (ESPP) totaled $1.6 million and $1.1 million, respectively. The Company issued 158,550 shares from treasury with a cost totaling $4.1 million during the nine months ended September 30, 2013 pursuant to the ESPP and 170,124 shares with a cost totaling $4.6 million during the nine months ended September 30, 2012.
Changes in Stockholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in stockholders’ equity for the nine months ended September 30, 2013 (dollars in thousands):

	Attributable to:
	Endo Health Solutions Inc.	Noncontrolling interests	Total Stockholders’ Equity
Stockholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	90,571	38,758	129,329
Other comprehensive income	863	—	863
Compensation related to stock-based awards	31,258	—	31,258
Tax withholding for restricted shares	(8,284)	—	(8,284)
Exercise of options	83,743	—	83,743
Common stock issued from treasury, net of common stock purchased	4,117	—	4,117
Distributions to noncontrolling interests	—	(36,709)	(36,709)
Buy-out of noncontrolling interests, net of contributions	—	(1,913)	(1,913)
Other	1,754	—	1,754
Stockholders’ equity at September 30, 2013	$1,276,878	$60,486	$1,337,364

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
NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries' products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products or services needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the manufacturing and supply agreements described above, our subsidiaries have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.
For additional discussion of our material manufacturing, supply and other service agreements at December 31, 2012, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
Novartis Manufacturing Agreement
On May 3, 2001, our Endo Pharmaceuticals Inc. (EPI) subsidiary entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. agreed to manufacture certain of our commercial products and products in development and EPI agreed to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. for the purchase price equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, EPI extended this agreement until 2011. On February 23, 2011, EPI gave notice to Novartis Consumer Health, Inc. that it would terminate this agreement effective February 2014. On December 31, 2012, the parties mutually agreed to terminate the agreement effective December 31, 2012. The termination did not give rise to any early termination penalties.
In December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was shut down to facilitate its implementation of certain manufacturing process improvements. These improvements were intended to address the possibility of rare instances of errors in the packaging of the tablets, potentially resulting in product mix-ups. The supply disruption was not related to the efficacy or safety of Endo's products. However, Endo experienced short-term supply constraints of certain analgesic products which had been manufactured at this facility prior to the shutdown, including Opana®, Voltaren® Gel, oxymorphone hydrochloride, Percodan®, Endodan®, morphine sulfate ER and Zydone®. Novartis Consumer Health has agreed to reimburse EPI for certain out-of-pocket costs, including costs related to recalls of certain of our products manufactured at the Lincoln facility and incremental freight charges associated with the transfer of Voltaren® Gel to an alternate Novartis manufacturing site.

In the first quarter of 2012, EPI began production of the formulation of Opana® ER, designed to be crush-resistant, at a third party manufacturing facility managed by EPI’s development partner, Grünenthal GmbH (Grünenthal). EPI began shipping this formulation in March 2012 and completed the transition to this formulation in the second quarter of 2012. EPI also began production of Voltaren® Gel at an alternative Novartis manufacturing source and resumed sales of Voltaren® Gel in April 2012. We had already initiated the manufacturing of Percocet® and Endocet® at our Huntsville, Alabama facility as a result of our acquisition of Qualitest Pharmaceuticals in 2010 and, as a result, there was minimal disruption to patients on these products.
Novartis License and Supply Agreement
Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. EPI has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.
Teikoku Seiyaku Co., Ltd.
Under the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its two Japanese facilities, located on adjacent properties, for commercial sale by EPI in the U.S. EPI also has an option to extend the supply area to other territories. On April 24, 2007, EPI amended the Teikoku agreement (the Amended Agreement). The material components of the Amended Agreement are as follows:

•	EPI agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•
Teikoku agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. The minimum purchase requirement shall remain in effect subsequent to 2012. EPI has met its minimum purchase requirement for 2013.

•
Following cessation of EPI's obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and EPI (the Hind Agreement), EPI began to pay to Teikoku annual royalties based on annual net sales of Lidoderm®.

•
The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, upon 30 days' written notice, in the event that EPI fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021). Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) EPI and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either EPI or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

•	EPI is the exclusive licensee for any authorized generic for Lidoderm®.
On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply Lidoderm® at a fixed price for a period of time after which the price will be adjusted at certain future dates based on a price index defined in the amendment.
Effective November 1, 2010, the parties again amended the Teikoku Agreement. Pursuant to this amendment, Teikoku agreed to supply certain quantities of additional Lidoderm® at no cost to EPI in each of 2011, 2012 and 2013 in the event EPI’s firm orders of Lidoderm® exceeded certain thresholds in those years.
On November 23, 2011, EPI's obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, EPI began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the nine months ended September 30, 2013 and 2012, we recorded $33.5 million and $39.9 million for these royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At September 30, 2013, $33.5 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
On August 3, 2012, Teikoku agreed to provide to EPI, at a discount, any branded Lidoderm® product that was required to be provided to the wholesaler affiliate of Watson Laboratories, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) pursuant to the Watson Settlement Agreement (discussed in the "Legal Proceedings" Section below). The discount will be equal to a 50% reduction to the regular prices that EPI would otherwise have been obligated to pay for this product.

Grünenthal
Under the terms of EPI's December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to EPI a crush-resistant formulation of Opana® ER based on a supply price equal to a certain percentage of net sales of Opana® ER, subject to a floor price. In the first quarter of 2012, we began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement. Effective December 19, 2012, EPI and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for the planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal.
EPI's license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $28.4 million during the nine months ended September 30, 2013 for these payments and $26.9 million during the nine months ended September 30, 2012.
Ventiv Commercial Services, LLC
On December 27, 2011, EPI entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv), effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to EPI certain sales and promotional services through a contracted field force of 228 sales representatives, 24 district managers, one project manager, one trainer and one national sales director, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promoted Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by EPI. The sales representatives were required to perform face-to-face, one-on-one discussions with physicians and other health care practitioners promoting these products.
EPI paid to Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a budget that had been approved by both EPI and Ventiv. During the term of the Ventiv Agreement, Ventiv was also eligible to earn, in addition to the fixed management fee, an at-risk management fee. This at-risk management fee was payable upon the achievement of certain performance metrics mutually agreed upon by the parties.
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
On May 31, 2013, EPI terminated the Ventiv Agreement, effective July 1, 2013. The termination did not give rise to any early termination fees or penalties.
The expenses incurred with respect to Ventiv were $14.7 million and $29.2 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
UPS Supply Chain Solutions
Under the terms of this agreement, EPI utilizes UPS Supply Chain Solutions (UPS) to provide customer service support and warehouse, freight and distribution services for certain of its products in the U.S. The initial term of the agreement extends through March 31, 2015. The agreement may be terminated by either EPI or UPS (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party; and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by EPI without cause or (ii) by UPS due to EPI’s breach, failure by EPI to make payments when due, or EPI’s insolvency, EPI would be required to pay UPS certain termination costs. Such termination costs would not be material to the Company's Condensed Consolidated Statements of Operations. On February 21, 2012, EPI amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. On August 16, 2013, EPI further amended this agreement to add another mode of transport permissible under the agreement.

Milestones and Royalties
Our subsidiaries have entered into certain other license and collaboration agreements which include provisions for potential milestones and royalties. Refer to Note 7. License and Collaboration Agreements and to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, for additional discussion of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.
Our EPI subsidiary has acquired certain intellectual property patents for which it has made payments to date of approximately $15 million. An additional $6.0 million of milestone related payments associated with these patents was accrued during the nine months ended September 30, 2013 and is included as Cost of revenues in the accompanying Condensed Consolidated Statements of Operations. We expect this amount to be paid in the first quarter of 2014. Under the terms of the respective patent purchase agreement, EPI could be obligated to make additional material payments upon the achievement of certain commercial and regulatory milestones.
Employment Agreements
We, and in some cases certain of our subsidiaries, have entered into employment agreements with certain members of management.
Research Contracts
Our subsidiaries routinely contract with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on their behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow our subsidiaries to terminate prior to completion.
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of these ongoing legal proceedings and we and our subsidiaries intend to defend vigorously our and their position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
In view of the inherent difficulty of predicting the outcome of these various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, unless specified otherwise below, we and our subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we and certain of our subsidiaries are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. In addition, it is reasonably possible that a future loss could exceed the related accrued liability and could have a material adverse effect on our current and future financial position, results of operations and cash flows.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company and its subsidiaries intend to contest vigorously all such disputes with respect to their insurance coverage and to enforce their rights under the terms of these insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company's product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
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
Since 2008, AMS, Inc., and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of October 29, 2013, approximately 16,500 filed mesh cases are currently pending against AMS, Inc. and/or the Company or certain of its subsidiaries, some of which may have been filed on behalf of multiples plaintiffs. In addition, other cases have been served upon AMS, Inc. pursuant to a tolling agreement order issued in the MDL in May 2013. Any complaint properly served on AMS, Inc. from the effective date of that order on May 15, 2013 through October 1, 2013, and ultimately filed with the court at a later date, may be deemed filed as of the service date. Some of these cases served pursuant to the tolling agreement have been filed with the court, and we expect that there will be a number of additional complaints filed with the court at a later date pursuant to the tolling agreement order. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. Although the Company cannot predict the ultimate number of cases to be filed against it with certainty, the number of filed cases has increased meaningfully since December 31, 2012, and we expect more cases to be filed in subsequent periods.
On June 14, 2013, AMS, Inc. and certain plaintiffs' counsel representing mesh-related product liability claimants entered into a definitive Master Settlement Agreement (the MSA) regarding a set inventory of filed and unfiled mesh cases handled or controlled by the participating counsel. The MSA was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or AMS, Inc. Under the terms of the MSA, AMS, Inc. paid $54.5 million in July 2013 into a settlement fund held in escrow by a mutually agreed upon escrow agent. The MSA establishes a claims administration process that includes guidelines and procedures for administering the settlement. Distribution of funds to any individual is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS, Inc. parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The Company has agreed with plaintiffs’ counsel involved in this settlement that a sufficient number of releases have been submitted to permit the parties to proceed with a distribution of certain funds from the escrow. The $54.5 million settlement fund held in escrow is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.
At September 30, 2013, the Company's product liability accrual totaled $246.8 million for all known pending and estimated future claims primarily related to vaginal mesh cases, including cases covered under the MSA, which the Company believes represents the minimum possible amount AMS, Inc. will be required to pay with respect to these cases. The increase in our reserve is primarily based on our ongoing assessment of our product liability portfolio, including the vaginal mesh cases, the status of any settlement negotiations and any changes in the estimate of future claims. The increases to this accrual during the three and nine months ended September 30, 2013 were recorded in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 as Litigation-related and other contingencies.

AMS, Inc. and the Company intend to contest vigorously all currently pending cases and any future cases that may be brought, if any, and to explore other options as appropriate in the best interests of the Company and AMS, Inc. However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. Nevertheless, we believe it is possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2013, no insurance recoveries for these matters have been recorded.
Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS, Inc. has not yet received or had the opportunity to review complete information regarding the plaintiffs and their medical conditions, the Company and AMS, Inc. are unable to fully evaluate the claims at this time.
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. Neither we nor AMS, Inc. have received a subpoena relating to this investigation, and at this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Other Product Liability Litigation
MCP Cases. Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of October 29, 2013, approximately 825 MCP cases are currently pending against Qualitest Pharmaceuticals and/or the Company.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012, June 22, 2012 and, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being pursued. A coordinated proceeding was formed in Los Angeles. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of October 29, 2013, approximately 40 propoxyphene cases are currently pending against Qualitest Pharmaceuticals and/or the Company. There are also approximately 75 propoxyphene cases on appeal to the Sixth Circuit.
The Company and Qualitest Pharmaceuticals have not recorded any losses associated with the MCP or Propoxyphene cases to date. While we cannot predict the outcome of these legal proceedings, we do not believe an adverse outcome would have a material adverse effect on our current and future financial position, results of operations and cash flows.

Department of Health and Human Services Subpoena and Related Matters
As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by the United States Department of Health and Human Services (HHS), Office of Inspector General (OIG) and the United States Department of Justice (DOJ), respectively. The subpoenas request documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®.
In October 2012, preliminary discussions to resolve potential claims arising from this matter advanced to a point where the Company believed a loss to be probable. The Company recorded a charge of $53.0 million in the third quarter of 2012, which at that time the Company believed was the minimum possible settlement. Since that time, discussions have progressed and, without admitting any liability or wrongdoing, the Company reached a tentative agreement with the HHS-OIG, DOJ and participating state entities in the fourth quarter of 2012 to resolve this matter for a total of approximately $194.0 million. Accordingly, we recorded a corresponding charge in our 2012 Consolidated Statement of Operations as Litigation-related and other contingencies. The settlement remains subject to further negotiation of specific terms and to final approval by the federal government and participating state entities, and accordingly, there is no assurance that a resolution will occur. The Company has cooperated fully and continues to cooperate with the government's investigation. Settlements of these investigations have commonly resulted in the payment of substantial damages and fines to the government for alleged civil and criminal violations, and have commonly included a corresponding plea agreement or deferred prosecution agreement, and entry into a corporate integrity agreement with the HHS-OIG.
In September 2013, the State of Louisiana filed a Petition for Civil Penalties and Damages against the Company and its subsidiary, EPI in the Nineteenth Judicial District for the Parish of East Baton Rouge alleging that EPI and the Company engaged in unlawful marketing of Lidoderm® in the State of Louisiana. See State of Louisiana v. Endo Pharmaceuticals, Inc. et al., C624672 (19th Jud. Dist. La.). The State seeks civil fines, civil monetary penalties, damages, injunctive relief, attorneys' fees and costs under various causes of action. Any settlement in this case could reduce our liability under the above mentioned $194.0 million tentative agreement.
The Company and EPI intend to contest the above case vigorously and to explore other options as appropriate in the best interests of EPI and the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
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
EPI intends to contest the above unresolved case vigorously and to explore other options as appropriate in the best interests of the Company and EPI. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company's subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government's investigation. At this time, EPI and Qualitest cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against EPI and Qualitest and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State seeks damages, fines, penalties, attorneys’ fees and costs under various causes of action.
EPI and Qualitest intend to contest the above case vigorously and to explore other options as appropriate in the best interests of the Company, EPI and Qualitest. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.

Paragraph IV Certifications on Lidoderm®
As previously reported, on January 15, 2010, the Company's subsidiary, EPI and the holders of the Lidoderm® New Drug Application and relevant patents, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%). The Paragraph IV Notice refers to U.S. Patent No. 5,827,529, which covers the formulation of Lidoderm®, a topical patch to relieve the pain of post herpetic neuralgia launched in 1999. This patent is listed in the FDA’s Orange Book and expires in October 2015. As a result of this Notice, on February 19, 2010, EPI and Teikoku filed a lawsuit against Watson in the U.S. District Court of the District of Delaware. This lawsuit was heard by the court and the trial concluded on February 14, 2012. In October 2010, Teikoku Pharma USA listed U.S. Patent No. 5,741,510 in the FDA Orange Book, and this patent expires in March 2014. On June 30, 2011, EPI and Teikoku filed a second lawsuit against Watson in the U.S. District Court of the District of Delaware alleging infringement of U.S. Patent Nos. 5,741,510, 6,096,333, and 6,096,334 which cover lidocaine patch formulations and manufacturing processes.
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson is exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) May 1, 2014. EPI receives an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during its period of exclusivity. During the three and nine months ended September 30, 2013, we recorded royalty income of $28.6 million, which is included in Service and other revenues in our Condensed Consolidated Statements of Operations.
Additionally, under the Watson Settlement Agreement, EPI and Teikoku provided, at no cost, to Watson’s wholesaler affiliate branded Lidoderm® product for Watson’s wholesaler affiliate’s distribution, subject to certain terms and conditions. EPI and Teikoku began providing branded Lidoderm® of value totaling $12.0 million each month ($96.0 million in total for 2013) (valued at the then-prevailing wholesale acquisition cost) on January 1, 2013 and continued to do so through August 2013. The obligation of EPI and Teikoku to provide this branded product at no cost terminated on August 31, 2013.
EPI is responsible for the payment of all gross-to-net sales adjustments arising from Watson's wholesaler affiliate's sale of the branded Lidoderm® product.
Teikoku agreed to provide a rebate to EPI equal to 50% of the cost of branded Lidoderm® product required to be provided to Watson's wholesaler affiliate pursuant to the Watson Settlement Agreement.
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
The Company believes that the assumptions about the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflected market participant assumptions at the date of settlement. Because the liability was recorded at fair value using WAC, the net charge recognized in 2012 was comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this was the most appropriate measure of fair value as these components combined represented the value accruing to Watson.
Upon Watson receiving FDA approval of its generic version of Lidoderm® in August 2012, the Company reassessed EPI's obligation to Watson due to its belief that it would not be obligated to provide to Watson’s wholesaler affiliate branded Lidoderm® product beyond August 2013. Accordingly, in the third quarter of 2012, the Company recognized a change in estimate with respect to its obligation and reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million. The corresponding gain of $46.2 million was recorded in Patent litigation settlement, net in the Condensed Consolidated Statements of Operations.
As a result of using a fair value measurement to record this liability, the charge recorded was greater than the actual cost EPI would subsequently incur. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product resulted in income recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations. The related gross-to-net component of the settlement was recognized as product was shipped to Watson, the effect of which was an offset to the portion of the income recognized in Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations, as the settlement liability was relieved. The rebate arrangement with Teikoku was also accounted for prospectively as product purchased from Teikoku was recorded into inventory at the discounted purchase price and relieved as shipments were made to Watson. The benefit associated with this rebate was recorded as a component of Other (income) expense, net in the Company's Condensed Consolidated Statements of Operations.
As of September 30, 2013, there is no remaining liability associated with our Patent litigation settlement. During the three and nine months ended September 30, 2013, the net impact of the Watson Settlement Agreement recorded in Other (income) expense, net totaled $14.6 million and $50.4 million, respectively, and consisted of the amounts shown below (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Litigation settlement liability relieved during the quarter	$24,135	$85,123
Cost of product shipped to Watson's wholesaler affiliate	(2,674)	(11,093)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(8,156)	(29,162)
Rebate on product shipped to Watson's wholesaler affiliate	1,323	5,532
Net gain included in Other (income) expense, net	$14,628	$50,400
As previously reported, in January 2011, EPI and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of its filing of an ANDA for a generic version of Lidoderm®. The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm®. These patents are listed in the FDA’s Orange Book and expire in October 2015 and March 2014, respectively. On March 14, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware, claiming that Mylan’s submission of its ANDA constitutes infringement of the ‘510 patent under 35 U.S.C. sec. 271(e)(2)(A). That patent expires on March 30, 2014. On October 4, 2013, the Company dismissed the suit against Mylan.
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
EPI intends, and has been advised by Teikoku that they too intend, to defend vigorously the intellectual property rights relating to Lidoderm® and to pursue all available remaining legal and regulatory avenues in defense of Lidoderm®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI and Teikoku will be successful. If EPI and Teikoku are unsuccessful and any one of the above generic manufacturers is able to obtain FDA approval of its product, that generic manufacturer may be able to launch its generic version of Lidoderm® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of ongoing litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, EPI received Paragraph IV Notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of the non-crush-resistant formulation of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). To date, EPI settled all of the Paragraph IV litigation relating to the non-crush-resistant formulation of Opana® ER. Under the terms of the settlements, each generic manufacturer agreed not to challenge the validity or enforceability of patents relating to the non-crush-resistant formulation of Opana® ER. As a result, Actavis launched its generic version of non-crush-resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011, and Impax launched its generic version of non-crush-resistant Opana® ER 5, 7.5, 10, 15, 20, 30 and 40 mg tablets on January 2, 2013. Pursuant to the terms of the respective settlement agreements, Sandoz, Teva, Watson, Roxane and Actavis were granted licenses to patents listed in the Orange Book at the time each generic filed its ANDA.
In late 2012, two patents (US Patent Nos. 8,309,122 and 8,329,216) issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. Those suits allege infringement of US Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction.
EPI intends to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of the non-crush-resistant formulation Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI will be successful. If EPI is unsuccessful, competitors that already have obtained, or are able to obtain, FDA approval of their products may be able to launch their generic versions of non-crush-resistant Opana® ER prior to the applicable patents’ expirations. Additionally, we cannot predict or determine the timing or outcome of related litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of non-crush-resistant Opana® ER and challenge the applicable patents.
Pursuant to the June 2010 Settlement and License Agreement (the Impax Settlement Agreement) with Impax, EPI agreed to provide a payment to Impax should prescription sales of the non-crush-resistant formulation of Opana® ER, as defined in the Impax Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to the date on which Impax was authorized to launch its generic version of the non-crush-resistant formulation of Opana® ER, which occurred on January 2, 2013. During the first quarter of 2012, the Novartis shut-down of its Lincoln, Nebraska manufacturing facility and resulting lack of 2012 oxymorphone active pharmaceutical ingredient (API) quota granted by the Drug Enforcement Agency to Novartis caused EPI to attempt an accelerated launch of the crush-resistant formulation of Opana® ER. While significant uncertainties existed throughout the first quarter of 2012 about EPI's ability to rapidly ramp up production of the formulation designed to be crush-resistant and produce finished goods at a new, untested manufacturing facility in a very short period of time, it was able to do so in March 2012. Accordingly, the Company recognized a liability under the Impax Settlement Agreement upon the Company’s sale of the formulation designed to be crush-resistant, which occurred in March 2012. The total 2012 charge of $102.0 million was recorded in Cost of revenues in our 2012 Consolidated Financial Statements. This amount was subsequently paid in April 2013.
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC, Sandoz Inc., ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents' expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
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
EPI intends, and has been advised by Strakan Limited that it too intends, to defend vigorously Fortesta® Gel and to pursue all available legal and regulatory avenues in defense of Fortesta® Gel, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that EPI and Strakan will be successful. If EPI and Strakan are unsuccessful and Watson is able to obtain FDA approval of its product, Watson may be able to launch its generic version of Fortesta® Gel prior to the applicable patents' expirations in 2018. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Fortesta® Gel and challenge the applicable patents.
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and expire between 2013 and 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case is currently set for November 12, 2013.
EPI intends to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of Frova®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI will be successful. If EPI is unsuccessful and Mylan is able to obtain FDA approval of its product, Mylan may be able to launch its generic version of Frova® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents.
Other Legal Proceedings
In addition to the above proceedings, proceedings similar to those described above may also be brought in the future. Additionally, we and our subsidiaries are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. Currently, neither we nor our subsidiaries are involved in any other legal proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
NOTE 13. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Endo Health Solutions Inc. common stockholders	$40,223	$53,809	$90,571	$(24,071)
Denominator:
For basic per share data—weighted average shares	114,327	116,022	112,691	116,688
Dilutive effect of common stock equivalents	2,301	2,628	2,168	—
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	3,633	929	2,031	—
For diluted per share data—weighted average shares	120,261	119,579	116,890	116,688
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
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at September 30, 2013.
The following reconciliation shows the maximum potential dilution of shares currently excluded from the diluted net income (loss) per share calculations for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	23,962	25,993
Employee stock-based awards	2,902	4,106
	26,864	30,099
__________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.
NOTE 14. COST OF REVENUES
The components of Cost of revenues for the three and nine months ended September 30, 2013 and 2012 (in thousands) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net pharmaceutical product sales	$221,823	$222,830	$673,643	$735,359
Cost of devices revenues	36,012	40,886	111,986	121,972
Cost of service and other revenues	30,135	30,551	97,434	96,326
Total cost of revenues	$287,970	$294,267	$883,063	$953,657

NOTE 15. DEBT
The following is a summary of the Company's total indebtedness at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(40,341)	(58,168)
1.75% Convertible Senior Subordinated Notes due 2015, net	$339,159	$321,332
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	$400,000	$400,000
Unamortized initial purchaser’s discount	(2,876)	(3,101)
7.00% Senior Notes due 2020, net	$397,124	$396,899
7.25% Senior Notes due 2022	$400,000	$400,000
3.25% AMS Convertible Notes due 2036	$795	$795
4.00% AMS Convertible Notes due 2041	$111	$111
Term Loan A Facility Due 2018	$1,352,812	$1,387,500
Term Loan B Facility Due 2018	$60,550	$160,550
Other long-term debt	$5,771	$4,758
Total long-term debt, net	$3,056,322	$3,171,945
Less current portion, net	$411,694	$133,998
Total long-term debt, less current portion, net	$2,644,628	$3,037,947
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
1.75% Convertible Senior Subordinated Notes Due 2015
At September 30, 2013, our indebtedness includes $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes), which became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013.
We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of September 30, 2013. The Convertible Notes will remain convertible through December 31, 2013, at which point they will be reassessed based on the conversion right trigger described above. Holders of the Convertible Notes may surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. There have been no conversions as of the date of this filing.
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
NOTE 16. RESTRUCTURING
June 2013 Restructuring Initiative
On June 4, 2013, the Company's Board of Directors (the Board) approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Company's strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives include a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizing commercial spend and refocusing research and development efforts.
As a result of the June 2013 restructuring initiative, the Company incurred restructuring expenses of approximately $9.9 million and $56.8 million during the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2013, these restructuring expenses consisted of approximately $2.2 million of employee severance and other benefit-related costs and $7.8 million of contract termination fees. During the nine months ended September 30, 2013, these restructuring expenses consisted of approximately $41.5 million of employee severance and other benefit-related costs, $2.8 million of asset impairment charges and $12.5 million of other restructuring costs, including contract termination fees, respectively. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $4.8 million, primarily attributable to certain facility exit costs and employee severance and other benefit-related costs which will be incurred throughout the remainder of 2013 and 2014. The majority of these restructuring costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
As of September 30, 2013, the accrual related to the June 2013 restructuring initiative was $29.4 million and is included in Accrued expenses in the Condensed Consolidated Balance Sheet. There was no such restructuring accrual for these actions as of December 31, 2012. Changes to this accrual for the nine months ended September 30, 2013 were as follows (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Liability balance as of December 31, 2012	$—	$—	$—	$—
Expenses	41,460	2,849	12,540	56,849
Cash distributions	(22,362)	—	(1,288)	(23,650)
Other non-cash adjustments	—	(2,849)	(971)	(3,820)
Liability balance as of September 30, 2013	$19,098	$—	$10,281	$29,379
A summary of expenses related to the June 2013 restructuring initiatives is included below by reportable segment for the three months ended September 30, 2013 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Endo Pharmaceuticals	$701	$—	$7,750	$8,451
Qualitest	(15)	—	—	(15)
AMS	68	—	—	68
HealthTronics	974	—	—	974
Corporate unallocated	440	—	—	440
Total	$2,168	$—	$7,750	$9,918

A summary of expenses related to the June 2013 restructuring initiatives is included below by reportable segment for the nine months ended September 30, 2013 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Endo Pharmaceuticals	$20,802	$2,849	$9,354	$33,005
Qualitest	1,011	—	1,142	2,153
AMS	8,033	—	2,004	10,037
HealthTronics	3,193	—	40	3,233
Corporate unallocated	8,421	—	—	8,421
Total	$41,460	$2,849	$12,540	$56,849
Of the approximate $4.8 million of additional pre-tax restructuring expenses the Company expects to incur, $0.6 million relates to the Endo Pharmaceuticals segment, $1.2 million relates to the AMS segment, $0.1 million relates to the HealthTronics segment and $2.9 million relates to Corporate. Segment operating results do not include restructuring expenses as segment performance is evaluated excluding such expenses. See further discussion in Note 5. Segment Results.
Other Restructuring Initiatives
During 2012 and 2013, the Company undertook certain other restructuring initiatives that were individually not material to the Company's Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $3.5 million and $9.0 million during the three and nine months ended September 30, 2013, respectively. The charges for the three months ended September 30, 2013 primarily related to employee severance and other benefit-related costs. The charges for the nine months ended September 30, 2013 primarily related to employee severance and other benefit-related costs, accelerated depreciation and asset impairment charges. Additionally, the Company recorded $7.8 million during the nine months ended September 30, 2013 for expenses recorded upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties, related to the remaining obligations under the respective lease agreements. During the three and nine months ended September 30, 2012, the Company recorded charges related to these initiatives, primarily related to employee severance and other benefit-related costs, totaling $11.6 million and $26.4 million, respectively. The majority of these costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to these initiatives totaled $15.7 million and $19.2 million at September 30, 2013 and December 31, 2012, respectively. The liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2013, partially offset by the recognition of the expenses mentioned in the preceding paragraph.

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
The following supplemental consolidating financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,090	$548,398	$42,597	$—	$594,085
Accounts receivable, net	—	573,614	70,597	27,790	672,001
Inventories, net	—	399,428	23,756	(6,672)	416,512
Prepaid expenses and other current assets	—	102,096	15,923	(20,925)	97,094
Income taxes receivable	58,686	(64,919)	23,317	109	17,193
Deferred income taxes	—	235,479	9,979	—	245,458
Total current assets	61,776	1,794,096	186,169	302	2,042,343
INTERCOMPANY RECEIVABLES	1,743,214	8,380,701	193,567	(10,317,482)	—
MARKETABLE SECURITIES	—	2,433	—	—	2,433
PROPERTY, PLANT AND EQUIPMENT, NET	—	349,257	25,040	(307)	373,990
GOODWILL	—	1,798,492	182,395	—	1,980,887
OTHER INTANGIBLES, NET	—	1,890,659	75,986	—	1,966,645
INVESTMENT IN SUBSIDIARIES	5,286,976	318,872	—	(5,605,848)	—
OTHER ASSETS	54,324	28,825	23,585	(17,776)	88,958
TOTAL ASSETS	$7,146,290	$14,563,335	$686,742	$(15,941,111)	$6,455,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$(989)	$264,255	$4,585	$—	$267,851
Accrued expenses	24,560	934,063	36,153	(5)	994,771
Current portion of long-term debt	408,534	906	2,254	—	411,694
Acquisition-related contingent consideration	—	1,231	—	—	1,231
Total current liabilities	432,105	1,200,455	42,992	(5)	1,675,547
INTERCOMPANY PAYABLES	2,787,712	7,428,210	101,560	(10,317,482)	—
DEFERRED INCOME TAXES	8,484	454,691	(1,276)	—	461,899
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,856	—	—	2,856
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,641,111	—	3,517	—	2,644,628
OTHER LIABILITIES	—	340,765	9,973	(17,776)	332,962
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,439	—	30,430	(30,430)	1,439
Additional paid-in capital	1,143,546	4,183,617	573,414	(4,757,031)	1,143,546
Retained earnings (deficit)	902,144	959,202	(135,350)	(823,852)	902,144
Accumulated other comprehensive (loss) income	(5,939)	(6,461)	996	5,465	(5,939)
Treasury stock	(764,312)	—	—	—	(764,312)
Total Endo Health Solutions Inc. stockholders’ equity	1,276,878	5,136,358	469,490	(5,605,848)	1,276,878
Noncontrolling interests	—	—	60,486	—	60,486
Total stockholders’ equity	1,276,878	5,136,358	529,976	(5,605,848)	1,337,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,146,290	$14,563,335	$686,742	$(15,941,111)	$6,455,256

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$512	$499,932	$47,472	$—	$547,916
Accounts receivable, net	—	601,967	75,752	13,131	690,850
Inventories, net	—	354,150	23,774	(20,286)	357,638
Prepaid expenses and other current assets	—	12,675	8,591	6,484	27,750
Income taxes receivable	39,503	(35,708)	32,585	109	36,489
Deferred income taxes	—	296,027	11,906	658	308,591
Total current assets	40,015	1,729,043	200,080	96	1,969,234
INTERCOMPANY RECEIVABLES	2,039,648	8,233,831	193,673	(10,467,152)	—
MARKETABLE SECURITIES	—	1,746	—	—	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	—	356,427	29,573	(332)	385,668
GOODWILL	—	1,798,493	215,858	—	2,014,351
OTHER INTANGIBLES, NET	—	2,020,942	78,031	—	2,098,973
INVESTMENT IN SUBSIDIARIES	5,162,874	313,978	—	(5,476,852)	—
OTHER ASSETS	65,727	27,766	24,122	(19,028)	98,587
TOTAL ASSETS	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$410,532	$6,492	$(232)	$416,882
Accrued expenses	31,981	1,096,261	42,708	(5)	1,170,945
Current portion of long-term debt	131,250	906	1,842	—	133,998
Acquisition-related contingent consideration	—	6,195	—	—	6,195
Total current liabilities	163,321	1,513,894	51,042	(237)	1,728,020
INTERCOMPANY PAYABLES	3,031,742	7,351,093	84,317	(10,467,152)	—
DEFERRED INCOME TAXES	5,314	512,118	(867)	—	516,565
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,729	—	—	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,035,031	—	2,916	—	3,037,947
OTHER LIABILITIES	—	159,319	9,800	(19,027)	150,092
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,400	—	30,430	(30,430)	1,400
Additional paid-in capital	1,035,115	4,195,802	571,928	(4,767,730)	1,035,115
Retained earnings (deficit)	811,573	754,551	(70,203)	(684,348)	811,573
Accumulated other comprehensive (loss) income	(6,802)	(7,280)	1,624	5,656	(6,802)
Treasury stock	(768,430)	—	—	—	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	1,072,856	4,943,073	533,779	(5,476,852)	1,072,856
Noncontrolling interests	—	—	60,350	—	60,350
Total stockholders’ equity	1,072,856	4,943,073	594,129	(5,476,852)	1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,308,264	$14,482,226	$741,337	$(15,963,268)	$6,568,559

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$652,773	$91,753	$(29,572)	$714,954
COSTS AND EXPENSES:
Cost of revenues	—	258,574	53,297	(23,901)	287,970
Selling, general and administrative	—	180,692	19,043	(16)	199,719
Research and development	—	37,733	347	—	38,080
Litigation-related and other contingencies	—	30,895	—	—	30,895
Asset impairment charges	—	807	38,000	—	38,807
Acquisition-related and integration items, net	—	1,493	714	—	2,207
OPERATING INCOME (LOSS)	$—	$142,579	$(19,648)	$(5,655)	$117,276
INTEREST EXPENSE, NET	11,023	32,056	71	—	43,150
OTHER (INCOME) EXPENSE, NET	—	(22,422)	3,045	2,085	(17,292)
(LOSS) INCOME BEFORE INCOME TAX	$(11,023)	$132,945	$(22,764)	$(7,740)	$91,418
INCOME TAX	(3,955)	26,746	17,296	(3,284)	36,803
EQUITY FROM INCOME IN SUBSIDIARIES	47,291	789	—	(48,080)	—
CONSOLIDATED NET INCOME (LOSS)	$40,223	$106,988	$(40,060)	$(52,536)	$54,615
Less: Net income attributable to noncontrolling interests	—	—	14,392	—	14,392
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$40,223	$106,988	$(54,452)	$(52,536)	$40,223

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$1,998,999	$291,119	$(100,136)	$2,189,982
COSTS AND EXPENSES:
Cost of revenues	—	793,291	174,014	(84,242)	883,063
Selling, general and administrative	—	621,673	67,804	(41)	689,436
Research and development	—	110,449	3,291	—	113,740
Litigation-related and other contingencies	—	159,098	—	—	159,098
Asset impairment charges	—	4,756	42,238	—	46,994
Acquisition-related and integration items, net	—	3,876	2,289	—	6,165
OPERATING INCOME	$—	$305,856	$1,483	$(15,853)	$291,486
INTEREST EXPENSE, NET	33,638	96,047	254	—	129,939
LOSS ON EXTINGUISHMENT OF DEBT	11,312	—	—	—	11,312
OTHER (INCOME) EXPENSE, NET	—	(72,583)	13,504	7,206	(51,873)
(LOSS) INCOME BEFORE INCOME TAX	$(44,950)	$282,392	$(12,275)	$(23,059)	$202,108
INCOME TAX	(16,010)	82,634	14,114	(7,959)	72,779
EQUITY FROM INCOME IN SUBSIDIARIES	119,511	4,893	—	(124,404)	—
CONSOLIDATED NET INCOME (LOSS)	$90,571	$204,651	$(26,389)	$(139,504)	$129,329
Less: Net income attributable to noncontrolling interests	—	—	38,758	—	38,758
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$90,571	$204,651	$(65,147)	$(139,504)	$90,571

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$687,675	$85,496	$(22,689)	$750,482
COSTS AND EXPENSES:
Cost of revenues	—	259,967	54,695	(20,395)	294,267
Selling, general and administrative	—	191,540	18,938	(32)	210,446
Research and development	—	47,128	1,824	—	48,952
Patent litigation settlement, net	—	(46,238)	—	—	(46,238)
Litigation-related and other contingencies	—	82,600	—	—	82,600
Asset impairment charges	—	11,163	—	—	11,163
Acquisition-related and integration items, net	—	4,764	1,012	—	5,776
OPERATING INCOME	$—	$136,751	$9,027	$(2,262)	$143,516
INTEREST EXPENSE, NET	10,573	34,932	—	—	45,505
LOSS ON EXTINGUISHMENT OF DEBT	1,789	—	—	—	1,789
OTHER INCOME, NET	—	(249)	(2,749)	2,748	(250)
(LOSS) INCOME BEFORE INCOME TAX	$(12,362)	$102,068	$11,776	$(5,010)	$96,472
INCOME TAX	(4,442)	36,147	(2,099)	(1,319)	28,287
EQUITY FROM INCOME IN SUBSIDIARIES	61,729	745	—	(62,474)	—
CONSOLIDATED NET INCOME	$53,809	$66,666	$13,875	$(66,165)	$68,185
Less: Net income attributable to noncontrolling interests	—	—	14,376	—	14,376
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$53,809	$66,666	$(501)	$(66,165)	$53,809

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$2,034,768	$259,412	$(67,877)	$2,226,303
COSTS AND EXPENSES:
Cost of revenues	—	855,418	161,724	(63,485)	953,657
Selling, general and administrative	—	632,202	66,368	(48)	698,522
Research and development	—	179,695	3,372	—	183,067
Patent litigation settlement, net	—	85,123	—	—	85,123
Litigation-related and other contingencies	—	82,600	—	—	82,600
Asset impairment charges	—	54,163	—	—	54,163
Acquisition-related and integration items, net	—	14,294	2,286	—	16,580
OPERATING INCOME	$—	$131,273	$25,662	$(4,344)	$152,591
INTEREST EXPENSE, NET	33,320	105,039	27	—	138,386
LOSS ON EXTINGUISHMENT OF DEBT	7,215	—	—	—	7,215
OTHER EXPENSE (INCOME), NET	—	5	(2,418)	2,911	498
(LOSS) INCOME BEFORE INCOME TAX	$(40,535)	$26,229	$28,053	$(7,255)	$6,492
INCOME TAX	(14,562)	15,487	(8,326)	(1,862)	(9,263)
EQUITY FROM INCOME (LOSS) IN SUBSIDIARIES	1,902	(1,167)	—	(735)	—
CONSOLIDATED NET (LOSS) INCOME	$(24,071)	$9,575	$36,379	$(6,128)	$15,755
Less: Net income attributable to noncontrolling interests	—	—	39,826	—	39,826
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(24,071)	$9,575	$(3,447)	$(6,128)	$(24,071)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME (LOSS)	$40,223	$106,988	$(40,060)	$(52,536)	$54,615
OTHER COMPREHENSIVE INCOME (LOSS)	2,934	(66)	3,051	(2,985)	2,934
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)	$43,157	$106,922	$(37,009)	$(55,521)	$57,549
Less: Comprehensive income attributable to noncontrolling interests	—	—	14,392	—	14,392
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$43,157	$106,922	$(51,401)	$(55,521)	$43,157

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME (LOSS)	$90,571	$204,651	$(26,389)	$(139,504)	$129,329
OTHER COMPREHENSIVE INCOME (LOSS)	863	819	(628)	(191)	863
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)	$91,434	$205,470	$(27,017)	$(139,695)	$130,192
Less: Comprehensive income attributable to noncontrolling interests	—	—	38,758	—	38,758
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$91,434	$205,470	$(65,775)	$(139,695)	$91,434

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$53,809	$66,666	$13,875	$(66,165)	$68,185
OTHER COMPREHENSIVE INCOME (LOSS)	3,960	(79)	4,397	(4,318)	3,960
CONSOLIDATED COMPREHENSIVE INCOME	$57,769	$66,587	$18,272	$(70,483)	$72,145
Less: Comprehensive income attributable to noncontrolling interests	—	—	14,376	—	14,376
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$57,769	$66,587	$3,896	$(70,483)	$57,769

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET (LOSS) INCOME	$(24,071)	$9,575	$36,379	$(6,128)	$15,755
OTHER COMPREHENSIVE INCOME	1,932	1,463	662	(2,125)	1,932
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	$(22,139)	$11,038	$37,041	$(8,253)	$17,687
Less: Comprehensive income attributable to noncontrolling interests	—	—	39,826	—	39,826
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(22,139)	$11,038	$(2,785)	$(8,253)	$(22,139)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$13,412	$227,802	$31,258	$—	$272,472
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(45,888)	(8,461)	—	(54,349)
Proceeds from sale of property, plant and equipment	—	145	1,408	—	1,553
Acquisitions, net of cash acquired	—	—	(3,645)	—	(3,645)
Patent acquisition costs and license fees	—	(10,000)	—	—	(10,000)
Sale of business, net	—	—	(700)	—	(700)
Settlement escrow	—	(54,500)	—	—	(54,500)
Other investing activities	—	—	(5,348)	—	(5,348)
Net cash used in investing activities	$—	$(110,243)	$(16,746)	$—	$(126,989)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(166)	(165)	—	(331)
Direct financing arrangement repayments	—	(2,589)	—	—	(2,589)
Proceeds from other indebtedness	—	—	1,014	—	1,014
Principal payments on Term Loans	(134,688)	—	—	—	(134,688)
Deferred financing fees	(8,129)	—	—	—	(8,129)
Payment for contingent consideration	—	(5,000)	—	—	(5,000)
Tax benefits of stock awards	—	8,415	—	—	8,415
Payments of tax withholding for restricted shares	(8,284)	—	—	—	(8,284)
Exercise of Endo Health Solutions Inc. stock options	83,743	—	—	—	83,743
Issuance of common stock from treasury	4,117	—	—	—	4,117
Cash distributions to noncontrolling interests	—	—	(36,709)	—	(36,709)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(2,032)	—	(2,032)
Intercompany activity	52,407	(69,753)	17,346	—	—
Net cash used in financing activities	$(10,834)	$(69,093)	$(20,546)	$—	$(100,473)
Effect of foreign exchange rate	—	—	1,159	—	1,159
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,578	$48,466	$(4,875)	$—	$46,169
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512	499,932	47,472	—	547,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,090	$548,398	$42,597	$—	$594,085

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities(1)	$23,435	$256,313	$17,384	$—	$297,132
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(79,310)	(10,818)	—	(90,128)
Proceeds from sale of property, plant and equipment	—	17	1,064	—	1,081
Acquisitions, net of cash acquired	—	—	(3,210)	—	(3,210)
Proceeds from sale of investments	—	18,800	—	—	18,800
Patent acquisition costs and license fees	—	(5,000)	(700)	—	(5,700)
Net cash used in investing activities	$—	$(65,493)	$(13,664)	$—	$(79,157)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(615)	(150)	—	(765)
Principal payments on Term Loans	(333,950)	—	—	—	(333,950)
Principal payments on other indebtedness	—	—	(685)	—	(685)
Payment on AMS Convertible Notes	—	(66)	—	—	(66)
Tax benefits of stock awards	—	4,268	—	—	4,268
Exercise of Endo Health Solutions Inc. stock options	15,317	—	—	—	15,317
Purchase of common stock	(156,000)	—	—	—	(156,000)
Issuance of common stock from treasury	4,606	—	—	—	4,606
Cash distributions to noncontrolling interests	—	—	(39,234)	—	(39,234)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(2,264)	—	(2,264)
Intercompany activity(1)	398,461	(432,262)	33,801	—	—
Net cash used in financing activities(1)	$(71,566)	$(428,675)	$(8,532)	$—	$(508,773)
Effect of foreign exchange rate	—	—	95	—	95
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(48,131)	$(237,855)	$(4,717)	$—	$(290,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	43,546	—	547,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187	$217,901	$38,829	$—	$256,917
__________

(1)
Subsequent to the issuance of the third quarter 2012 financial statements, the Company determined that a revision was required to correct the classification of certain intercompany cash transfers among Endo Health Solutions Inc., referred to herein as the Parent, and Guarantor and Non-Guarantor Subsidiaries. The intercompany transfers for the nine months ended September 30, 2012, which were previously included as a component of operating activities and are now being reclassified as a component of financing activities, included $398.4 million of net cash inflows received by the Parent, $415.3 million of net cash outflows paid by Guarantor Subsidiaries and $16.9 million of net cash inflows received by the Non-Guarantor Subsidiaries. In order to reclassify these transfers, adjustments have been made. The net effect of these adjustments was to include the impact of these intercompany cash transfers within financing activities. These adjustments had no effect on the consolidated Net cash provided by operating activities or Net cash used in financing activities for the nine months ended September 30, 2012 and the change did not impact the Condensed Consolidating Balance Sheets or Condensed Consolidating Statements of Operations.

NOTE 18. SUBSEQUENT EVENTS
Boca Pharmacal, LLC Acquisition
In October 2013, we received a second request for information from the U.S. Federal Trade Commission (FTC) with respect to Generics International (US) Inc.'s (d/b/a Qualitest Pharmaceuticals) purchase of Boca Pharmacal, LLC (Boca). The Company and Qualitest Pharmaceuticals are cooperating, and have been advised by Boca that it too is cooperating, with the government's request. This information request relates to the August 27, 2013 agreement to purchase all of the issued and outstanding membership interests of Boca, a privately held specialty generics company located in Coral Springs, Florida, for $225.0 million in cash, subject to certain adjustments as set forth in the agreement.
Paladin Labs Inc. Acquisition
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin Labs Inc. (Paladin Labs) in a stock and cash transaction valued at approximately $1.6 billion. Pursuant to the acquisition, each of Endo and Paladin Labs will be acquired by a newly-formed Irish holding company (New Endo).
Paladin Labs is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Key products serve growing drug markets including ADHD, pain, urology and allergy. In addition to its Canadian operations, Paladin Labs owns a controlling stake in Ativa Pharma S.A. in Mexico and a 61.5% ownership stake in publicly traded Litha Healthcare Group Limited in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo's existing portfolio and further diversifies Endo's pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
Under the terms of the transaction, Paladin Labs shareholders will receive 1.6331 shares of New Endo stock and C$1.16 in cash, subject to adjustment, for each Paladin Labs share they own upon closing, pursuant to a plan of arrangement under Canadian law. Current Endo shareholders will receive one share of New Endo for each share of Endo they own upon closing. Upon closing of the transaction, Endo shareholders are expected to own approximately 77.5% of New Endo, and Paladin Labs shareholders are expected to own approximately 22.5%.
In addition, pursuant to the plan of arrangement, for each Paladin Labs share owned upon closing, shareholders of Paladin Labs will also receive one share of Knight Therapeutics Inc. (Knight Therapeutics), a newly formed Canadian company that will be separated as part of the transaction. Knight Therapeutics will hold rights to Impavido and certain related rights.
The cash consideration to be received by Paladin Labs shareholders will be increased if Endo’s volume weighted average share price during an agreed reference period declines more than 7%. Cash compensation will be provided by Endo to Paladin Labs shareholders if the share price declines more than 7% but less than 20%. If Endo’s share price declines between 20% and 24% during the agreed reference period, Endo will provide partial cash compensation to Paladin Labs shareholders. Any decline in Endo’s share price beyond 24% will not be subject to further cash compensation to Paladin Labs shareholders. The maximum amount by which the aggregate cash consideration to be received by Paladin Labs shareholders would be increased by this price protection mechanism is approximately $233 million.
Endo does not expect the transaction, as structured, to be taxable to its U.S. shareholders. However, the ultimate tax treatment of the transaction is not certain, could be affected by actions taken by Endo and other events, and cannot be determined until the end of the year in which the transaction is completed, which the Company expects will be 2014.
Following completion of the transaction, the combined company will be led by Endo’s current management team. Paladin Labs will continue to be led by Paladin Labs’ current management team and will maintain its current headquarters location in Montreal. The Canadian operations will continue under the Paladin Labs name.
While the Paladin Labs acquisition is primarily equity based, Endo will adjust certain parts of its capital structure to complete the transaction. The Company has secured committed financing that it plans to use to refinance certain elements of its existing indebtedness. Upon closing of the transaction, a change in control would occur under the terms of our existing senior secured credit facilities (the Credit Facilities), and the terms of each of the indentures governing our existing 7.00% Senior Notes due 2019 (the 2019 Notes), 7.00% Senior Notes due 2020 (the 2020 Notes) and 7.25% Senior Notes due 2022 (the 2022 Notes and, together with the 2019 Notes and the 2020 Notes, the Existing Notes). If for any reason the committed financing is not available, and Endo is unable to refinance the Credit Facilities prior to the closing of the transaction, the change in control under the Credit Facilities would be considered an event of default, which would permit the lenders to cause all amounts outstanding with respect to that debt to be due and payable immediately and terminate all commitments to extend further credit. An acceleration of the debt under the Credit Facilities, if not repaid, could result in an event of default under our other debt agreements, including the Existing Notes. A change in control under the Existing Notes would require the Company to offer to purchase the Existing Notes at a price of 101%.
The transaction is currently expected to close in the first half of 2014, subject to certain conditions and approvals, including regulatory approvals in the United States, Canada and South Africa, the approval of both companies' shareholders, the approval of the Superior Court of Quebec, the registration and listing of New Endo shares and customary closing conditions. Shareholders representing approximately 34% of Paladin Labs outstanding shares have agreed to vote in favor of the transaction. These shareholders have the right to terminate this agreement if Endo’s volume weighted average share price declines more than 24% during an agreed reference period. Shares of New Endo are expected to trade on the NASDAQ.

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
With Mr. De Silva's arrival, the Company initiated an enterprise-wide business assessment of the Company's strategy, cost structure and operating model to develop a plan to accelerate both our short-term and long-term growth while focusing on further enhancing operating efficiency and effectiveness. Upon the completion of this assessment in June 2013, the Company outlined strategic, operational and organizational steps it is taking to refocus the Company and enhance shareholder value. These actions are the result of a comprehensive assessment of Endo’s strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. Specifically, the Company announced plans to reduce annual operating expenses in 2013 and beyond, explore strategic alternatives for its HealthTronics business and branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model. The cost reduction initiatives include a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizations related to commercial spend and a refocusing of research and development efforts. Additionally, in June 2013, the Board approved a plan to sell the anatomical pathology services business. On August 9, 2013, HealthTronics, Inc. sold its anatomical pathology services business to Metamark Genetics, Inc. The Company continues to explore strategic alternatives for the remaining HealthTronics businesses.
During the first quarter of 2013, our subsidiary Endo Pharmaceuticals Inc. (EPI) commenced Lidoderm® shipments to the wholesaler affiliate of Watson pursuant to the 2012 Watson Settlement Agreement. Units shipped to Watson's wholesaler affiliate through September 30, 2013 totaled approximately 382,900. EPI's obligation to provide branded product to the wholesaler affiliate of Watson ended on August 31, 2013. On September 16, 2013, Actavis launched its lidocaine patch 5%, its generic version of Lidoderm®.
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
In April 2013, in a joint meeting of the Advisory Committee for Reproductive Health Drugs and the Drug Safety and Risk Management Advisory Committee, panelists voted on whether Endo Pharmaceuticals Solutions Inc.'s (EPSI's) product AveedTM is safe as a testosterone replacement therapy for men diagnosed with hypogonadism. The results of this vote were split 9 - 9. Panelists also voted on whether the proposed instructions for use in AveedTM's product labeling are sufficient to ameliorate the risk of severe post-injection reactions. The results of this vote were 17 against, 1 in favor. In May 2013, the FDA issued EPSI a complete response letter regarding the new drug application (NDA) for AveedTM. The complete response letter did not include requests for additional clinical studies. The FDA outlined the steps necessary to support approval of the NDA and updated the requirement for a Risk Evaluation and Mitigation Strategy (REMS). Specifically, the FDA requested that the REMS include a Medication Guide as well as Elements to Assure Safe Use (ETASU) to mitigate the risks and severe complications related to post-injection reactions. The Company subsequently submitted a complete response with respect to the NDA for AveedTM. This complete response was accepted for review by the FDA in September 2013. In connection with this acceptance, the FDA assigned Endo's NDA a new Prescription Drug User Fee Act (PDUFA) action date of February 28, 2014.

On May 10, 2013, the FDA denied EPI's August 13, 2012 Citizen Petition requesting that the FDA (1) determine that the discontinued, non-crush-resistant version of Opana® ER approved under NDA 21-610 was discontinued for safety and can no longer serve as a Reference List Drug (RLD) for an ANDA or generic applicant; (2) refuse to approve any pending ANDA for a generic version of the non-crush-resistant version of Opana® ER approved under NDA 21-610; and (3) suspend and withdraw the approval of any ANDA referencing Opana® ER approved under NDA 21-610 as the RLD. The FDA decided that the original formulation of Opana® ER was not withdrawn from sale for reasons of safety or effectiveness. As a result, generic versions of the original formulation referencing NDA 21-610 may be approved as long as they meet all other legal and regulatory requirements for approval and the FDA will not begin procedures to suspend or withdraw approval of ANDAs that reference NDA 21-610. Additionally, the FDA issued a completed response letter to EPI's supplemental new drug application requesting the addition of labeling language describing the abuse deterrent properties of Opana® ER.
On May 29, 2013, we announced that Julie H. McHugh, Chief Operating Officer, would be leaving the Company, effective immediately. Also, on May 29, 2013, we announced that Alan G. Levin, Executive Vice President and Chief Financial Officer, would be leaving the Company in the fall of 2013, subsequent to the appointment of his successor. On September 9, 2013, we announced the appointment of Suketu P. Upadhyay to the position of Executive Vice President and Chief Financial Officer of the Registrant, effective September 23, 2013. Mr. Upadhyay succeeds Mr. Levin, who left the position as Executive Vice President and Chief Financial Officer upon Mr. Upadhyay's start. Prior to joining Endo, Mr. Upadhyay served in various finance leadership roles at Becton, Dickinson, & Company (BD) including, among others, Principal Accounting Officer, Interim Chief Financial Officer and Senior Vice President of Finance and Corporate Controller. Prior to BD, Mr. Upadhyay served in various finance leadership roles at AstraZeneca and Johnson & Johnson.
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
In October 2013, we received a second request for information from the U.S. Federal Trade Commission (FTC) with respect to Generics International (US) Inc.'s (d/b/a Qualitest Pharmaceuticals) purchase of Boca Pharmacal, LLC (Boca). The Company and Qualitest Pharmaceuticals are cooperating, and have been advised by Boca that it too is cooperating, with the government's request. This information request relates to the August 27, 2013 agreement to purchase all of the issued and outstanding membership interests of Boca, a privately held specialty generics company located in Coral Springs, Florida, for $225.0 million in cash, subject to certain adjustments as set forth in the agreement.
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin Labs Inc. (Paladin Labs) in a stock and cash transaction valued at approximately $1.6 billion. Pursuant to the acquisition, each of Endo and Paladin Labs will be acquired by a newly-formed Irish holding company (New Endo).
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
Consolidated Results Review
Revenues. Revenues for the three and nine months ended September 30, 2013 decreased 5% to $715.0 million and 2% to $2,190.0 million, respectively, from the comparable 2012 periods. These decreases in revenues were primarily attributable to decreases at our Endo Pharmaceuticals, AMS and HealthTronics segments, partially offset revenue growth from our Qualitest segment.

The following table displays our revenues by category and as a percentage of total revenues for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Lidoderm®	$149,946	21	$238,282	32	$566,626	26	$676,302	30
Opana® ER	59,936	8	62,232	8	174,214	8	236,731	11
Voltaren® Gel	45,044	6	35,483	5	123,937	6	79,173	4
Percocet®	26,250	4	24,209	3	78,818	4	73,413	3
Frova®	16,027	2	15,706	2	44,116	2	45,352	2
Fortesta® Gel	15,025	2	8,823	1	47,156	2	21,526	1
Supprelin® LA	14,105	2	14,534	2	44,128	2	42,777	2
Other brands	39,803	6	17,376	2	60,377	3	47,731	2
Total Endo Pharmaceuticals*	366,136	51	416,645	56	$1,139,372	52	$1,223,005	55
Qualitest	183,939	26	166,070	22	532,722	24	471,310	21
AMS	111,244	16	113,304	15	359,867	16	371,601	17
HealthTronics	53,635	8	54,463	7	158,021	7	160,387	7
Total revenues*	$714,954	100	$750,482	100	$2,189,982	100	$2,226,303	100

__________

*	Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three and nine months ended September 30, 2013 decreased 37% to $149.9 million and 16% to $566.6 million, respectively, from the comparable 2012 periods. Net sales were negatively impacted during both the three and nine months ended September 30, 2013 by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®. Prior to the launch of Actavis's generic, 2013 net sales were negatively impacted by our obligation under the Watson Settlement Agreement to supply Lidoderm® at zero cost to Watson's wholesaler affiliate from January to August of 2013. Refer to Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion of the Watson Settlement Agreement. Although the Company believes it has successfully contracted with certain Managed Care providers and government agencies, we do expect future net sales of Lidoderm® to continue to be impacted due to generic competition, resulting in additional decreases in Lidoderm® net sales.
Opana® ER. Net Sales of Opana® ER for the three and nine months ended September 30, 2013 decreased 4% to $59.9 million and 26% to $174.2 million, respectively, from the comparable 2012 periods. In the first half of 2012, after our first quarter supply disruption associated with the shutdown of Novartis's Lincoln, Nebraska manufacturing facility, we transitioned to our formulation of Opana® ER that is designed to be crush-resistant. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues since the transition have not returned to historical pre-transition levels. 2012 revenues included the favorable effects of wholesaler restocking efforts to transition to the crush-resistant formulation of Opana® ER, which did not reoccur during the comparable 2013 periods. In addition, Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013, respectively, negatively impacting revenues.
In late 2012, two patents covering Opana® ER issued to our subsidiary Endo Pharmaceuticals Inc. (EPI). On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. If these lawsuits are unsuccessful and we are unable to defend our non-crush-resistant formulation of Opana® ER from one or more additional generic competitors, our revenues could decline further to the extent additional manufacturers obtain FDA approval for, and are able to launch, their respective formulations of non-crush-resistant Opana® ER.

Voltaren® Gel. Net Sales of Voltaren® Gel for the three and nine months ended September 30, 2013 increased 27% to $45.0 million and 57% to $123.9 million, respectively, from the comparable 2012 periods. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis's Lincoln, Nebraska manufacturing facility in early 2012, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production and sale of Voltaren® Gel resumed, resulting in relatively higher revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as the 2013 amount included a full period's revenues as compared to a partial period's during the nine months ended September 30, 2012. As a result of the first quarter 2012 supply constraints, sales during the second quarter of 2012 included the favorable effects of wholesaler restocking efforts, which did not reoccur during the third quarter of 2012, resulting in relatively lower sales during the third quarter of 2012. The increase for the three months ended September 30, 2013 from the comparable 2012 period resulted from sales returning to more normal levels. Subject to FDA approval, we believe one or more competing products could potentially enter the market during the second quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®. Net sales of Percocet® for the three and nine months ended September 30, 2013 increased 8% to $26.3 million and 7% to $78.8 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to price increases, partially offset by reduced volumes.
Frova®. Net sales of Frova® for the three and nine months ended September 30, 2013 increased 2% to $16.0 million and decreased 3% to $44.1 million, respectively, from the comparable 2012 periods. The increase during the three months ended September 30, 2013 was primarily attributable to increased price, partially offset by reduced volume. The decrease during the nine months ended September 30, 2013 was primarily attributable to reduced volume, partially offset by increased price.
Fortesta® Gel. Net sales of Fortesta® Gel for the three and nine months ended September 30, 2013 increased 70% to $15.0 million and 119% to $47.2 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to increased volumes resulting from improved formulary access to this product.
Supprelin® LA. Net sales of Supprelin® LA for the three and nine months ended September 30, 2013 decreased 3% to $14.1 million and increased 3% to $44.1 million, respectively, from the comparable 2012 periods. The decrease during the three months ended September 30, 2013 was primarily attributable to decreased price. The increase during the nine months ended September 30, 2013 was primarily attributable to increased volume.
Other brands. Net sales of EPI's other branded products for the three and nine months ended September 30, 2013 increased 129% to $39.8 million and 26% to $60.4 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to the increase in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013. This increase was partially offset by decreased sales of Valstar® and Vantas®, Refer to Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion of the Watson Settlement Agreement.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$287,970	40	$294,267	39	$883,063	40	$953,657	43
Selling, general and administrative	199,719	28	210,446	28	689,436	31	698,522	31
Research and development	38,080	5	48,952	7	113,740	5	183,067	8
Patent litigation settlement, net	—	—	(46,238)	(6)	—	—	85,123	4
Litigation-related and other contingencies	30,895	4	82,600	11	159,098	7	82,600	4
Asset impairment charges	38,807	5	11,163	1	46,994	2	54,163	2
Acquisition-related and integration items, net	2,207	—	5,776	1	6,165	—	16,580	1
Total costs and expenses*	$597,678	84	$606,966	81	$1,898,496	87	$2,073,712	93

__________

*	Percentages may not add due to rounding.

Cost of Revenues and Gross Margin. Cost of revenues for the three and nine months ended September 30, 2013 decreased 2% to $288.0 million and 7% to $883.1 million, respectively, from the comparable 2012 periods. The decrease during the three months ended September 30, 2013 was primarily attributable to a decrease in cost of revenues at Endo Pharmaceuticals due to decreased demand for Lidoderm® and the related decrease in Lidoderm® related royalty payments to Teikoku. This decrease was partially offset by an increase in cost of revenues at Qualitest due to increased demand for certain existing products and new products launched in the second half of 2012 and first quarter of 2013. The decrease during the nine months ended September 30, 2013 was primarily attributable to the inclusion, during the nine months ended September 30, 2012, of a $104.0 million charge related to our Impax Settlement Agreement which did not reoccur during the nine months ended September 30, 2013. Also contributing to this decrease was a reduction in cost of revenues at Endo Pharmaceuticals due to decreased demand for Lidoderm® and the related decrease in Lidoderm® related royalty payments to Teikoku. These decreases were partially offset by an increase in cost of revenues at Qualitest due to increased demand for certain existing products and new products launched in the second half of 2012 and first quarter of 2013. Gross margins for the three months ended September 30, 2013 decreased to 60% from 61% in the comparable 2012 period, due primarily to a decrease in revenues from our higher margin Endo Pharmaceuticals segment. Gross margins for the nine months ended September 30, 2013 increased to 60% from 57% in the comparable 2012 period, due primarily to the previously described charge related to the Impax Settlement Agreement, partially offset by growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 decreased 5% to $199.7 million and 1% to $689.4 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to cost savings resulting from ongoing cost reduction initiatives including, among others, the June 2013 restructuring and were partially offset by severance and other restructuring charges recorded as part of these initiatives.
Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2013 decreased 22% to $38.1 million and 38% to $113.7 million, respectively, from the comparable 2012 periods. These decreases reflect the company-wide refocusing of our research and development efforts being undertaken as part of the Company's broader strategic, operational and organizational steps announced in June 2013. Additionally, the decrease during the nine months ended September 30, 2013 reflects a decline in milestone-related expenses. In January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. EPI made an upfront payment to BioDelivery for $30.0 million and incurred $15.0 million of additional costs related to the achievement of certain regulatory milestones during the first quarter of 2012, which were recorded as Research and development expenses. Similar expenses were not material in 2013.
Patent litigation settlement, net. Amounts related to Patent litigation settlement, net for the three and nine months ended September 30, 2012 totaled $46.2 million of income and $85.1 million of expense, with no comparable amounts during the three and nine months ended September 30, 2013. These amounts relate to the initial establishment of and subsequent change in estimate for the liability related to the Watson Settlement Agreement, as described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies for the three and nine months ended September 30, 2013 totaled $30.9 million and $159.1 million, respectively, compared to $82.6 million during both the three and nine months ended September 30, 2012. These amounts relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, during the third quarter of 2012, we recorded charges totaling $29.6 million for certain previously disclosed pricing litigation matters. For further description of these pricing litigation matters, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
Asset Impairment Charges. Asset impairment charges for the three and nine months ended September 30, 2013 totaled $38.8 million and $47.0 million, respectively, compared to $11.2 million and $54.2 million, respectively, in the comparable 2012 periods. The amounts incurred during the three and nine months ended September 30, 2013 related primarily to assets written down in connection with the Company's cost reduction initiatives, including our consideration of strategic alternatives for the HealthTronics business. During the three months ended September 30, 2013, the Company recorded a combined estimated goodwill impairment charge of $38.0 million, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. The Company expects to finalize the impairment analysis in the fourth quarter of 2013. Any adjustment in the estimated impairment charge will be recognized at that time. These impairment charges are further discussed in Note 3. Fair Value Measurements and Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Asset impairment charges for the three and nine months ended September 30, 2012 related to writing down our Sanctura XR® and AMS IPR&D intangible assets. Further discussion of intangible asset impairment charges is included in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

As previously disclosed, the Company performed its 2012 annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2012. In connection with this testing, we recorded certain asset impairment charges including, among others, impairment to our AMS reporting unit's goodwill of $507.5 million. Immediately following the 2012 AMS reporting unit impairment charges, the fair value of the AMS reporting unit approximated its carrying amount. This AMS reporting unit impairment charge was largely the result of a reduction to projected revenue growth and profitability levels, which were identified as part of our fourth quarter 2012 strategic planning and budgeting processes and resulted from various challenges our AMS business faced in 2012. Since October 1, 2012, the AMS business has faced continued challenges reflecting on-going industry shifts following the FDA's September 2011 advisory committee regarding the use of surgical mesh in pelvic organ prolapse, resulting in revenues and profitability levels below the projections contemplated in connection with our 2012 annual impairment testing. The AMS reporting unit currently has a goodwill balance of approximately $1.3 billion.
In response to these challenges and in an effort to offset continued declines in revenues and profitability levels, the Company has recently decided, as part of the broader strategic, operational and organizational actions announced in June 2013, to take certain actions to reduce AMS's operating expenses. We began to implement these actions in June 2013. As a result of our already captured and projected cost savings from these initiatives, we believe that we will maintain consistent profitability levels forecasted at the time of our 2012 annual impairment test.
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
The Company also monitors external factors that could impact the estimated fair value, such as changes in the Company’s overall market capitalization and interest rates. The Company believes the year-over-year increase in our market capitalization due to the significant increase in our share price, could have a favorable impact on the estimated fair value of each of our reporting units. However, the Company also notes that there has been a slight rise in the risk-free rate of return since the date of our last assessment which could have a potential unfavorable impact on the discount rate that was utilized in our 2012 AMS reporting unit annual impairment test. We consider the discount rate to be one of the more sensitive assumptions utilized in our annual impairment test. We also consider the level of earnings before interest, taxes, depreciation and amortization (EBITDA), to be another sensitive assumption utilized in our discounted cash flow analysis. For example, a 50 basis point change in the discount rate used in the 2012 annual AMS reporting unit goodwill impairment test would have resulted in a change to the 2012 goodwill impairment charge of approximately $170 million, while a 1% change in each year’s EBITDA cash flow projections would have resulted in a change to the 2012 goodwill impairment charge of approximately $25 million. These sensitivities are provided for context around future potential variability of key impairment testing assumptions. We will continue to monitor all the AMS reporting unit's sensitive assumptions in our annual goodwill impairment test that will occur during the fourth quarter of 2013. For additional discussion of our impairment testing methodology and our 2012 impairment testing results, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013. Due to the significance of AMS's goodwill, any future impairment resulting from such an assessment could have a material adverse effect on our results of operations and financial position.
Acquisition-Related and Integration Items, net. Acquisition-related and integration items, net totaled $2.2 million and $6.2 million in expense for the three and nine months ended September 30, 2013, respectively, compared to $5.8 million and $16.6 million in expense, respectively, in the comparable 2012 periods. These decreases are primarily due to lower integration costs related to our acquisitions.
Interest Expense, net. The components of interest expense, net for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$43,357	$45,620	$130,788	$138,706
Interest income	(207)	(115)	(849)	(320)
Interest expense, net	$43,150	$45,505	$129,939	$138,386
Interest expense for the three and nine months ended September 30, 2013 totaled $43.4 million and $130.8 million, respectively, compared to $45.6 million and $138.7 million, respectively, in the comparable 2012 periods. These decreases are primarily due to a decrease in our average total indebtedness from $3.35 billion over the nine months ended September 30, 2012 to $3.11 billion over the nine months ended September 30, 2013.

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
Other (Income) Expense, Net. Other (income) expense, net for the three and nine months ended September 30, 2013 totaled $17.3 million of income and $51.9 million of income, respectively, compared to $0.3 million of income and $0.5 million of expense, respectively, in the comparable 2012 periods. Approximately $14.6 million and $50.4 million of income was recognized and included in Other (income) expense, net during the three and nine months ended September 30, 2013, respectively, related to the Watson Settlement Agreement. For a complete description of the accounting for the Watson Settlement Agreement, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Also included in Other (income) expense, net during the three and nine months ended September 30, 2013 is a gain of $2.7 million related to the sale of our anatomical pathology services business.
Income Tax. During the three and nine months ended September 30, 2013, we recognized income taxes totaling $36.8 million of expense and $72.8 million of expense, respectively. This compares to $28.3 million of expense and $9.3 million of benefit, respectively, in the comparable 2012 periods. The effective income tax rate was 40.3% and 36.0% during the three and nine months ended September 30, 2013, respectively, compared to 29.3% and (142.7)%, respectively, in the comparable 2012 periods.
The increase in the effective tax rate during the three months ended September 30, 2013 was primarily attributable to goodwill impairments in the current period at our HealthTronics business that were not deductible for tax purposes and an unfavorable true-up to the non-deductible annual Health Care Reform Fee in 2013. This was partially offset by favorable true-ups as a result of the filing of the 2012 federal consolidated tax return.
The fluctuation in the effective tax rate during the nine months ended September 30, 2013 was primarily attributable to tax benefits in the comparable prior period greater than pretax income, which resulted in a negative effective tax rate. The prior period tax benefits related to the release of reserves for uncertain tax positions and the reversal of a valuation allowance related to the sale of the image guided radiation therapy (IGRT) business. Also contributing to the rate variance are goodwill impairments in the current period that are not deductible for tax purposes, and an unfavorable true-up to the non-deductible annual Health Care Reform Fee in 2013. The variance was partially offset by favorable adjustments for the reinstatement of the research and development credit in 2013, a benefit in the current period for our foreign manufacturing operations as compared to a detriment in the comparable prior period and favorable true-ups in the current period as a result of filing of the 2012 federal consolidated return.
Net Income Attributable to Noncontrolling Interests. HealthTronics, Inc. owns interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where HealthTronics, Inc. does not own 100% of the entity in accordance with the accounting consolidation principles. Net income attributable to noncontrolling interests relates to the portion of the net income of these partnerships and LLCs not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $14.4 million and $38.8 million during the three and nine months ended September 30, 2013, respectively, and $14.4 million and $39.8 million, respectively, in the comparable 2012 periods.
2013 Outlook. We estimate that our 2013 total revenues will be between $2.75 billion and $2.80 billion. This estimate is based on our expectation of growth in Qualitest, offset by a decrease in Endo Pharmaceuticals revenues resulting from the entry of a single generic competitor to Lidoderm®, and erosion in market share for Opana® ER reflecting current generic competition and the potential for additional generic competition in light of the FDA's May 2013 denial of our Opana® ER Citizen Petition. Cost of revenues as a percent of total revenues is expected to increase when compared to 2012 as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2013. Operating expenses are expected to decrease as a result of the cost reduction initiatives we announced in June 2013, which include reducing headcount by approximately 15% worldwide, streamlining general and administrative expenses, optimizing commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments in generic pharmaceuticals. The Company also intends to seek growth both internally and through acquisitions. There can be no assurance that the Company will achieve these results.
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
We evaluate segment performance based on each segment’s adjusted income (loss) before income tax, a financial measure not determined in accordance with GAAP, which we define as income before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, net, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
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
Qualitest
The Qualitest segment is composed of our legacy non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment currently focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for ten percent or more of our total revenues during the three or nine months ended September 30, 2013 or 2012. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
HealthTronics
The HealthTronics segment provides urological services, products and support systems to urologists, hospitals, surgery centers and clinics across the U.S. These services are primarily sold through the following business lines: lithotripsy services, prostate treatment services, medical products manufacturing, sales and maintenance and electronic medical records services.

On June 4, 2013, the Company announced, as part of its broader restructuring initiatives, plans to explore strategic alternatives for its HealthTronics business.
In June 2013, the Company's Board of Directors approved a plan to sell the anatomical pathology services reporting unit, a component of the HealthTronics segment. On August 9, 2013, HealthTronics, Inc. sold its anatomical pathology services business to Metamark Genetics, Inc. for a total purchase price of $9.2 million, including an $8.9 million note receivable due on or before December 31, 2013, resulting in a pretax gain of $2.7 million. The Condensed Consolidated Financial Statements include the operating results of the anatomical pathology services business through August 8, 2013. These operating results are not material to the Company's consolidated operating results in any period being presented and therefore, we have not presented the business as discontinued operations in the Condensed Consolidated Statements of Operations. In addition, the assets and liabilities of the business are not presented as held for sale in the Condensed Consolidated Balance Sheets. The $8.9 million note receivable is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
The Company continues to explore strategic alternatives for the remaining HealthTronics businesses.
Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$366,136	$416,645	$1,139,372	$1,223,005
Qualitest	183,939	166,070	532,722	471,310
AMS(1)	111,244	113,304	359,867	371,601
HealthTronics(2)	53,635	54,463	158,021	160,387
Total consolidated net revenues to external customers	$714,954	$750,482	$2,189,982	$2,226,303
__________

(1)	The following table displays our AMS segment revenue by geography (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
AMS:
United States	$75,484	$75,480	$233,091	$246,385
International	35,760	37,824	126,776	125,216
Total AMS revenues	$111,244	$113,304	$359,867	$371,601

(2)
HealthTronics revenue includes amounts related to the anatomical pathology services business through August 8, 2013. This business was sold on August 9, 2013. Anatomical pathology services revenues totaled $2.5 million and $13.6 million during the three and nine months ended September 30, 2013, respectively, compared to $5.2 million and $15.2 million in the comparable 2012 periods.

Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment for the three and nine months ended September 30, 2013 decreased 12% to $366.1 million and 7% to $1,139.4 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to decreased revenues from Lidoderm® and Opana® ER, partially offset by increases from both Voltaren® Gel and Fortesta® Gel. Additionally, royalty income from Actavis based on its gross profit generated on sales of its generic version of Lidoderm® commenced on September 16, 2013.
Qualitest. Net sales of our generic products for the three and nine months ended September 30, 2013 increased 11% to $183.9 million and 13% to $532.7 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to strong demand for Qualitest's diversified product portfolio, including significant revenue growth from certain existing products and new products launched in the second half of 2012 and first quarter of 2013. However, during the three and nine months ended September 30, 2013, this growth was partially offset by reductions in Qualitest's top 15 products, which decreased 18% to $86.5 million and 10% to $273.7 million, respectively, from the comparable 2012 periods, primarily attributable to supply constraints for certain analgesic products.
AMS. Revenues from our AMS segment for the three and nine months ended September 30, 2013 decreased 2% to $111.2 million and 3% to $359.9 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to lower sales in the women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the

October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation. These decreases were partially offset by increases in the Men's Health business due to increased volumes.
HealthTronics. Revenues from our HealthTronics segment for the three and nine months ended September 30, 2013 decreased 2% to $53.6 million and 1% to $158.0 million, respectively, from the comparable 2012 periods. These decreases were primarily attributable to lower treatment volumes in the prostate treatment services business line.
Adjusted income (loss) before income tax. The following table displays our adjusted income (loss) before income tax by reportable segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted income (loss) before income tax:
Endo Pharmaceuticals	$224,747	$216,728	$635,168	$624,927
Qualitest	48,630	45,840	141,720	132,500
AMS	29,156	21,081	96,847	77,383
HealthTronics(1)	17,300	16,639	40,278	42,053
Corporate unallocated	(81,916)	(73,854)	(239,916)	(249,934)
Total consolidated adjusted income (loss) before income tax	$237,917	$226,434	$674,097	$626,929
__________

(1)
HealthTronics adjusted income (loss) before income tax includes amounts related to the anatomical pathology services business through August 8, 2013. This business was sold on August 9, 2013. Anatomical pathology services adjusted income (loss) before income tax is not material to the Company's consolidated operating results for any of the periods presented.

Endo Pharmaceuticals. Adjusted income (loss) before income tax for the three and nine months ended September 30, 2013 increased 4% to $224.7 million and 2% to $635.2 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, particularly with respect to sales and marketing expenses, partially offset by decreased revenues.
Qualitest. Adjusted income (loss) before income tax for the three and nine months ended September 30, 2013 increased 6% to $48.6 million and 7% to $141.7 million, respectively, from the comparable 2012 periods. During both the three and nine months ended September 30, 2013, revenues increased and operating expenses decreased, primarily with respect to research and development expense. Additionally, both periods were impacted as margins returned to more normal levels from the comparably higher 2012 amounts, which benefited from favorable pricing on certain of our generic products resulting from market opportunities.
AMS. Adjusted income (loss) before income tax for the three and nine months ended September 30, 2013 increased 38% to $29.2 million and 25% to $96.8 million, respectively, from the comparable 2012 periods. These increases were primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, partially offset by decreased revenues.
HealthTronics. Adjusted income (loss) before income tax for the three and nine months ended September 30, 2013 increased 4% to $17.3 million and decreased 4% to $40.3 million, respectively, from the comparable 2012 periods. The increase during the three months ended September 30, 2013 was primarily attributable to decreased operating expenses, partially offset by decreased revenues. The decrease during the nine months ended September 30, 2013 was primarily attributable to decreased revenue, partially offset by decreased operating expenses.
Corporate unallocated. Corporate unallocated Adjusted loss before income tax for the three and nine months ended September 30, 2013 increased 11% to $81.9 million and decreased 4% to $239.9 million, respectively, from the comparable 2012 periods. The increase during the three months ended September 30, 2013 was primarily attributable to an overall increase in general and administrative expenses related primarily to adjustments to our incentive compensation accrual, partially offset by cost savings resulting from our June 2013 restructuring and other cost reduction initiatives, as well as the previously discussed decrease in interest expense. The decrease during the nine months ended September 30, 2013 was primarily attributable to decreased research and development, general and administrative and other costs, resulting from our June 2013 restructuring and other cost reduction initiatives, as well as the previously discussed decrease in interest expense.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income (loss) before income tax to our income before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total consolidated adjusted income (loss) before income tax:	$237,917	$226,434	$674,097	$626,929
Upfront and milestone payments to partners	(3,092)	(5,338)	(11,064)	(56,905)
Asset impairment charges	(38,807)	(11,163)	(46,994)	(54,163)
Acquisition-related and integration items, net(1)	(2,207)	(5,776)	(6,165)	(16,580)
Separation benefits and other cost reduction initiatives(2)	(22,529)	(11,590)	(91,176)	(26,958)
Amortization of intangible assets	(46,853)	(58,735)	(148,606)	(170,659)
Inventory step-up	—	—	—	(880)
Non-cash interest expense	(5,704)	(5,209)	(16,816)	(15,354)
Loss on extinguishment of debt	—	(1,789)	(11,312)	(7,215)
Watson litigation settlement income, net	14,628	—	50,400	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	6,000	—	(104,000)
Patent litigation settlement items, net	—	46,238	—	(85,123)
Certain litigation-related charges(3)	(44,600)	(82,600)	(193,969)	(82,600)
Gain on sale of business	2,665	—	2,665	—
Other income (expense), net	—	—	1,048	—
Total consolidated income before income tax	$91,418	$96,472	$202,108	$6,492
__________

(1)
Acquisition-related and integration-items, net, include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $5.6 million and $46.8 million for the three and nine months ended September 30, 2013, respectively, and $11.6 million and $26.4 million for the three and nine months ended September 30, 2012, respectively. Contract termination fees recognized during the third quarter of 2013 totaling $7.8 million are also included in this amount. Refer to Note 16. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the nine months ended September 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $366.8 million at September 30, 2013 compared to $241.2 million at December 31, 2012. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and/or money market accounts, totaled approximately $594.1 million at September 30, 2013 compared to $547.9 million at December 31, 2012.
In 2013, we expect that sales of our subsidiaries' current portfolios of products and services will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to be sufficient to cover cash needs for working capital and general corporate purposes, including our pending acquisition of Boca, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, common stock repurchases and any regulatory and/or sales milestones that may become due.
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the EPI's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. To the extent these manufacturers are successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition may cause a decline in future revenue from the affected products. Such revenue declines could have a material adverse effect on our future liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently outlined strategic, operational and organizational steps it is taking to reduce annual operating expenses in 2013 and beyond, explore strategic alternatives for its HealthTronics business and branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.
Beyond 2013, we expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, including certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, our currently approved common stock repurchase plan and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes, including the potential for opportunistic corporate development transactions such as the recently announced agreement to acquire Paladin Labs Inc. as discussed in more detail below. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future strategic transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties.
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin Labs Inc. (Paladin Labs) in a stock and cash transaction valued at approximately $1.6 billion. Pursuant to the acquisition, each of Endo and Paladin Labs will be acquired by a newly-formed Irish holding company (New Endo).
Paladin Labs is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Key products serve growing drug markets including ADHD, pain, urology and allergy. In addition to its Canadian operations, Paladin Labs owns a controlling stake in Ativa Pharma S.A. in Mexico and a 61.5% ownership stake in publicly traded Litha Healthcare Group Limited in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo's existing portfolio and further diversifies Endo's pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
Under the terms of the transaction, Paladin Labs shareholders will receive 1.6331 shares of New Endo stock and C$1.16 in cash, subject to adjustment, for each Paladin Labs share they own upon closing, pursuant to a plan of arrangement under Canadian law. Current Endo shareholders will receive one share of New Endo for each share of Endo they own upon closing. Upon closing of the transaction, Endo shareholders are expected to own approximately 77.5% of New Endo, and Paladin Labs shareholders are expected to own approximately 22.5%.
In addition, pursuant to the plan of arrangement, for each Paladin Labs share owned upon closing, shareholders of Paladin Labs will also receive one share of Knight Therapeutics Inc. (Knight Therapeutics), a newly formed Canadian company that will be separated as part of the transaction. Knight Therapeutics will hold rights to Impavido and certain related rights.
The cash consideration to be received by Paladin Labs shareholders will be increased if Endo’s volume weighted average share price during an agreed reference period declines more than 7%. Cash compensation will be provided by Endo to Paladin Labs shareholders if the share price declines more than 7% but less than 20%. If Endo’s share price declines between 20% and 24% during the agreed reference period, Endo will provide partial cash compensation to Paladin Labs shareholders. Any decline in Endo’s share price beyond 24% will not be subject to further cash compensation to Paladin Labs shareholders. The maximum amount by which the aggregate cash consideration to be received by Paladin Labs shareholders would be increased by this price protection mechanism is approximately $233 million.

Endo does not expect the transaction, as structured, to be taxable to its U.S. shareholders. However, the ultimate tax treatment of the transaction is not certain, could be affected by actions taken by Endo and other events, and cannot be determined until the end of the year in which the transaction is completed, which the Company expects will be 2014.
Following completion of the transaction, the combined company will be led by Endo’s current management team. Paladin Labs will continue to be led by Paladin Labs’ current management team and will maintain its current headquarters location in Montreal. The Canadian operations will continue under the Paladin Labs name.
While the Paladin Labs acquisition is primarily equity based, Endo will adjust certain parts of its capital structure to complete the transaction. The Company has secured committed financing that it plans to use to refinance certain elements of its existing indebtedness. Upon closing of the transaction, a change in control would occur under the terms of our existing senior secured credit facilities (the Credit Facilities), and the terms of each of the indentures governing our existing 7.00% Senior Notes due 2019 (the 2019 Notes), 7.00% Senior Notes due 2020 (the 2020 Notes) and 7.25% Senior Notes due 2022 (the 2022 Notes and, together with the 2019 Notes and the 2020 Notes, the Existing Notes). If for any reason the committed financing is not available, and Endo is unable to refinance the Credit Facilities prior to the closing of the transaction, the change in control under the Credit Facilities would be considered an event of default, which would permit the lenders to cause all amounts outstanding with respect to that debt to be due and payable immediately and terminate all commitments to extend further credit. An acceleration of the debt under the Credit Facilities, if not repaid, could result in an event of default under our other debt agreements, including the Existing Notes. A change in control under the Existing Notes would require the Company to offer to purchase the Existing Notes at a price of 101%.
The transaction is currently expected to close in the first half of 2014, subject to certain conditions and approvals, including regulatory approvals in the United States, Canada and South Africa, the approval of both companies' shareholders, the approval of the Superior Court of Quebec, the registration and listing of New Endo shares and customary closing conditions. Shareholders representing approximately 34% of Paladin Labs outstanding shares have agreed to vote in favor of the transaction. These shareholders have the right to terminate this agreement if Endo’s volume weighted average share price declines more than 24% during an agreed reference period. Shares of New Endo are expected to trade on the NASDAQ.
Borrowings. On March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our existing credit agreement to extend its term and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500 million Revolving Credit Facility and our Term Loan A Facility which, at the time of the amendment and restatement, had a remaining principal balance of $1,387.5 million, to March 15, 2018. The 2013 Credit Agreement provides the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments. Under the 2013 Credit Agreement, the Company is required to maintain a leverage ratio (as the definition of such ratio has been modified in the 2013 Credit Agreement) of no greater than 3.75 to 1.00, which provides the Company with greater financial and operating flexibility than the prior credit agreement. The 2013 Credit Agreement continues to require the Company to maintain a minimum interest coverage ratio of 3.50 to 1.00.
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

At September 30, 2013, the Company's indebtedness also includes senior notes with aggregate principal amounts totaling $1.3 billion. These notes mature between 2019 and 2022, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 7.00% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At September 30, 2013, the Company's indebtedness also includes $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes), which became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013.
We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of September 30, 2013. The Convertible Notes will remain convertible through December 31, 2013, at which point they will be reassessed based on the conversion right trigger described above. Holders of the Convertible Notes may surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. There have been no conversions as of the date of this filing.
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
The Convertible Notes are only included in the dilutive net income (loss) per share calculations using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at September 30, 2013.

The following table provides the range of shares that would be included in the dilutive net income (loss) per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2013					Three Months Ended June 30, 2013
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$27.79	$29.25		$30.71	$32.18	$34.15	$35.95		$37.75	$39.55
Impact on dilutive shares:
Convertible notes	—	21		639	1,204	1,884	2,439		2,944	3,401
Warrants	—	—		—	—	—	—		—	—
	—	21	(1)	639	1,204	1,884	2,439	(1)	2,944	3,401

	Three Months Ended September 30, 2013
	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$38.21	$40.22		$42.23	$44.24
Impact on dilutive shares:
Convertible Notes	3,065	3,561		4,010	4,418
Warrants	—	72		686	1,246
	3,065	3,633	(1)	4,696	5,664
__________

(1)
Amounts included in total diluted shares outstanding of 113.2 million, 117.2 million and 120.3 million for the three month periods ended March 31, 2013, June 30, 2013 and September 30, 2013 respectively.

Share Repurchase Programs. Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the nine months ended September 30, 2013. We purchased approximately 4.7 million shares of our common stock during the nine months ended September 30, 2012 totaling $156.0 million.
Working Capital. The components of our working capital and our current ratio at September 30, 2013 and December 31, 2012 are below (in thousands):

	September 30, 2013	December 31, 2012
Total current assets	$2,042,343	$1,969,234
Less: total current liabilities	(1,675,547)	(1,728,020)
Working capital	$366,796	$241,214
Current ratio	1.2:1	1.1:1
Working capital increased by $125.6 million from December 31, 2012 to September 30, 2013. This increase related primarily to cash from operations and cash from the exercise of stock options, partially offset by the reclassification of our convertible notes from non-current to current and the prepayment on the Term Loan B Facility.
The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash flow provided by (used in):
Operating activities	$272,472	$297,132
Investing activities	(126,989)	(79,157)
Financing activities	(100,473)	(508,773)
Effect of foreign exchange rate	1,159	95
Net increase (decrease) in cash and cash equivalents	$46,169	$(290,703)
Cash and cash equivalents, beginning of period	$547,916	$547,620
Cash and cash equivalents, end of period	$594,085	$256,917
Days sales outstanding	44	49

Net cash provided by operating activities. Net cash provided by operating activities was $272.5 million for the nine months ended September 30, 2013 compared to $297.1 million provided by operating activities in the comparable 2012 period. Significant components of our operating cash flows for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash Flow Data-Operating Activities:
Consolidated net income	$129,329	$15,755
Depreciation and amortization	196,422	211,780
Stock-based compensation	31,258	44,532
Amortization of debt issuance costs and premium / discount	27,336	27,101
Deferred income taxes	8,191	(87,379)
Loss on extinguishment of debt	11,312	7,215
Asset impairment charges	46,994	54,163
Changes in assets and liabilities which provided (used) cash	(180,551)	23,735
Other, net	2,181	230
Net cash provided by operating activities	$272,472	$297,132
Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting our Consolidated net income for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations and government agencies, collaborative partners, employees, and tax payments in the ordinary course of business.
The $24.7 million decrease in Net cash provided by operating activities for the nine months ended September 30, 2013 compared to the comparable 2012 period was primarily the result of the timing of cash collections and cash payments, including payment of approximately $102 million related to the Impax Settlement Agreement, the first annual royalty payment to Teikoku in the amount of approximately $56 million and payments to settle pricing litigation cases of approximately $29 million. These decreases were largely offset by an increase in cash due to improved operating performance generated by the 2013 restructuring initiatives.
Net cash used in investing activities. Net cash used in investing activities was $127.0 million for the nine months ended September 30, 2013 compared to $79.2 million used in investing activities in the comparable 2012 period. This $47.8 million increase in cash used in investing activities relates primarily to the establishment of a $54.5 million escrow settlement fund related to the mesh Master Settlement Agreement, which is further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Also contributing to this fluctuation are a decrease in proceeds from investments of $18.8 million associated with the 2012 repayment at par value of our remaining auction-rate securities, an increase in patent acquisition costs and license fees of $4.3 million and an increase in cash used for other investing activities of $5.3 million. These items were partially offset by a decrease in purchases of property, plant and equipment of $35.8 million.
Net cash used in financing activities. Net cash used in financing activities was $100.5 million for the nine months ended September 30, 2013 compared to $508.8 million used in financing activities in the comparable 2012 period. Items contributing to this $408.3 million decrease in cash used in financing activities include a decrease in principal payments on term loan indebtedness totaling $199.3 million, a decrease in cash used to repurchase stock of $156.0 million and an increase in cash from the exercise of stock options of $68.4 million. These items were partially offset by an increase in payments of tax withholding for restricted shares of $8.3 million and an increase in cash paid for deferred financing fees of $8.1 million.
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
As previously disclosed, we have recently undertaken initiatives to optimize commercial spend and refocus our research and development efforts. Accordingly, we expect our research and development costs to decrease in future periods. However, we expect to continue to incur moderate levels of research and development expenditures as we focus on the development and advancement of our product pipeline. There can be no assurance that results of any ongoing or future preclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.
Manufacturing, Supply and Other Service Agreements. Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries' products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Mallinckrodt Inc., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products or services needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional discussion of commitments under manufacturing, supply and other service agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
License and Collaboration Agreements. Our subsidiaries have agreed to certain contingent payments in certain license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we or our subsidiaries may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For additional discussion of our contingent payments involving our license and collaboration agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 7. License and Collaboration Agreements and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of businesses, product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance stockholder value. Through execution of our business strategy we intend to focus on developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities; expanding the Company’s subsidiaries' product lines by acquiring new products and technologies in existing therapeutic and complementary areas, including international opportunities; increasing revenues and earnings through sales and marketing programs for our subsidiaries' innovative product offerings and effectively using the Company’s and its subsidiaries' resources; and providing additional resources to support our generics business.

Non-U.S. Operations. Our operations outside of the U.S. were not material during the nine months ended September 30, 2013. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.
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
In June 2013, the Company’s Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. During the third quarter of 2013, the Company determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, we initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and HealthTronics Information Technology Solutions (HITS) reporting units were estimated using a number of factors including the fair value currently implied by the ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company has prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and has determined that an impairment is probable and reasonably estimable. However, given the complexities associated with this type of analysis, we have not finalized our calculation of the implied fair value of each of the reporting unit’s goodwill as of the date of this filing. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, based upon the latest available information, during the three months ended September 30, 2013, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company expects to finalize the impairment analysis in the fourth quarter of 2013 and the Company will adjust the estimated impairment charge at that time. As of September 30, 2013, the remaining balance of goodwill for the HealthTronics reporting units was $127.4 million.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
July 1, 2013 to July 31, 2013	—	—	—	$250,000,024
August 1, 2013 to August 31, 2013	—	—	—	$250,000,024
September 1, 2013 to September 30, 2013	—	—	—	$250,000,024
Total	—	—	—
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
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
On August 27, 2013, Endo's Generics International (US) Inc. subsidiary (d/b/a Qualitest Pharmaceuticals) signed an agreement to purchase all of the issued and outstanding membership interests of Boca Pharmacal, LLC (Boca), a privately held specialty generics company located in Coral Springs, Florida, for $225.0 million in cash, subject to certain adjustments as set forth in the agreement. The acquisition is expected to enhance the growth platform and pipeline for Endo’s Qualitest business.
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO HEALTH SOLUTIONS INC.
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2013

Exhibit Index

Exhibit No.	Title
10.19.2*	Service Schedule No. 5 for Ocean Freight Services to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals Inc., dated August 16, 2013

10.145*
Membership Interest Purchase and Sale Agreement among Generics International (US) Inc., Boca Life Science Holdings, LLC, Boca Pharmacal, LLC and the Members of Boca Life Science Holdings, LLC, dated as of August 27, 2013

10.146
Executive Employment Agreement between Endo Health Solutions Inc. and Suketu P. Upadhyay, dated as of September 4, 2013 and effective as of September 23, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 10, 2013)

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

101
The following materials from Endo Health Solutions Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.