Form 10-K
period 2013-12-31
ENDO HEALTH SOLUTIONS INC.
filed 2014-03-03
CIK 1100962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013
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
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2013 was $4,157,589,778 based on a closing sale price of $36.79 per share as reported on the NASDAQ Global Select Market on June 30, 2013. Shares of the registrant’s common stock held by each officer and director and each beneficial owner of 10% or more of the outstanding common stock of the registrant have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 20, 2014: 115,623,740
Documents Incorporated by Reference
Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

ENDO HEALTH SOLUTIONS INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Part I, Item 1A. of this report "Risk Factors", supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
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

PART I
Item 1.         Business
Overview
Endo Health Solutions Inc., (which we refer to herein as "Endo", the "Company", "we", "our" or "us") is a specialty healthcare company focused on branded and generic pharmaceuticals and devices. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of complementary branded and generic drugs and devices to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology.
We regularly evaluate and, where appropriate, execute on opportunities to expand through acquisition of products and companies in areas that will serve patients and customers and that Endo believes will offer above average growth characteristics and attractive margins. In particular, Endo looks to continue to enhance its product lines by acquiring or licensing rights to additional products and regularly evaluating selective acquisition and license opportunities. Such acquisitions or licenses may be effected through the purchase of assets, joint ventures and licenses or by acquiring other companies.
On December 28, 2013, Endo's Board of Directors (the Board) approved a plan to sell its HealthTronics business and on January 8, 2014, the Company entered into a definitive agreement to sell the business. We closed the sale of our HealthTronics business on February 3, 2014. In June 2011, we acquired American Medical Systems Holdings, Inc. (AMS or American Medical Systems), a leading provider of devices and therapies for treating male and female pelvic health conditions. The acquisition of AMS strengthens our leading core urology franchise and expands our presence in the medical devices market. In November 2010, we acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), a leading U.S. based privately held generics company and currently the sixth largest U.S. generics company, as measured by prescriptions filled. Qualitest Pharmaceuticals is focused on cost competitive, high quality manufactured products with cost advantages or with high barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We continue to operate across our diversified businesses in three key segments, Endo Pharmaceuticals, Qualitest and AMS, in key therapeutic areas including pain management, urology, oncology and endocrinology. Our segments are further discussed in Note 6. Segment Results in the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" and in Part II, Item 7. of this report "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Business Segment Results Review".
We have a portfolio of branded pharmaceuticals that includes established brand names such as Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Fortesta® Gel, Frova®, Supprelin® LA, Valstar® and Vantas®. Endo Pharmaceuticals comprised approximately 53% of our total revenues in 2013, with 23% of our revenues coming from Lidoderm®. Our non-branded Qualitest portfolio, which accounted for 28% of total revenues in 2013, currently consists of products primarily focused in pain management through a differentiated portfolio of controlled substances and liquids. Our AMS segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. AMS accounted for 19% of total revenues in 2013. We generated total 2013 revenues of $2.6 billion.
Financial information presented herein reflects the operating results of AMS from June 18, 2011.
We were incorporated under the laws of the State of Delaware on November 18, 1997 and have our principal executive offices at 1400 Atwater Drive, Malvern, Pennsylvania 19355 (telephone number: (484) 216-0000).

Our Strategy
Our strategy is focused on continuing our progress in becoming a leading global specialty healthcare company. Through a lean and efficient operating model, we are committed to serving patients and customers while continuing to innovate products that make a difference in the lives of its patients. We strive to maximize shareholder value by adapting to market realities and customer needs.
We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. Specific areas of management's focus in each of our segments include:

•	Endo Pharmaceuticals: Enhancing performance of organic growth drivers, increasing profitability from the Company’s mature brands and investing in key late-stage pipeline opportunities.

•
Qualitest: Capitalizing on encouraging demand trends for a differentiated portfolio of controlled substances and liquids and more effective R&D investment by targeting low-risk, high-return opportunities in generics.

•	American Medical Systems: Utilizing its leading position in urology to enhance demand for American Medical Systems’ unique products and services in attractive growth markets.
We remain committed to R&D across each business unit with a particular focus on development capabilities and near-term revenue generating assets. We also seek to identify incremental growth opportunities through product licensing and development.
In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer attractive cost synergies, enhance our strategic position and accelerate future growth.
Since June 2013, we have announced the following acquisitions:

•
On August 28, 2013, Endo announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. We believe Boca’s commercial footprint and R&D pipeline are a strong complement to Qualitest.

•
On November 5, 2013, Endo announced that it had entered into a definitive agreement to acquire Paladin Labs Inc.(Paladin), which we believe will accelerate Endo’s strategic transformation to a leading global specialty healthcare company and create a platform for future growth in North America and internationally.

See Note 23. Subsequent Events in the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" and Part II, Item 7. of this report "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
Our Competitive Strengths
To successfully execute our strategy, we must continue to capitalize on our following core strengths:
Proactive diversification of our business to become a leading global specialty healthcare company. In light of the evolving healthcare industry, we executed a number of corporate acquisitions during the three years ended December 31, 2013 to diversify our business and become a leading specialty healthcare company that includes both branded and generic prescription drugs, as well as medical devices. Endo regularly evaluates and, where appropriate, executes on opportunities to expand through acquisitions of products and companies in areas that will serve patients and customers and that Endo believes will offer above average growth characteristics and attractive margins. In particular, Endo looks to continue to enhance its product lines by acquiring or licensing rights to additional products and regularly evaluating selective acquisition and license opportunities. Such acquisitions or licenses may be effected through the purchase of assets, joint ventures and licenses or by acquiring other companies.
As a result of recent strategic actions combined with strategic investments in our core business, we have redefined our position in the healthcare marketplace and successfully reduced the revenue concentration of Lidoderm®, which contributed approximately 23% of our business’ revenue in 2013, compared to 33% in 2012. Our acquisitions of AMS and Qualitest Pharmaceuticals have also contributed to our diversification. The acquisition of Qualitest Pharmaceuticals has enabled us to gain critical mass in our generics business. Through AMS, we manufacture medical devices primarily for the urology community.
Established portfolio of branded products. We have assembled a portfolio of branded prescription products to treat and manage pain and conditions in urology, oncology and endocrinology. Our branded products include: Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas® and Valstar®. For a more detailed description of each of our products, see “Products Overview.”
Focused branded pipeline. As a result of our focused research and development efforts, we believe we have a promising development pipeline and are well-positioned to capitalize on our core development products. Currently, our core development pipeline consists of one New Drug Application (NDA) filed with the U.S. Food and Drug Administration (FDA) and one product in Phase III trials. We have also initiated development efforts for medical devices and have multiple programs at concept and development stages across urology, uro-oncology, endocrinology and urogynocology. For a more detailed description of our development pipeline, see “Select Products in Development.”
Research and development expertise. Our research and development efforts are focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. We are continuously seeking opportunities that deepen our presence in the pain management area as well as in the areas of oncology, urology and endocrinology. We will continue to capitalize on our core expertise with analgesics and expand our abilities to pursue other therapeutic areas. Through our acquisition of AMS., we have expanded our expertise in the development of medical devices. Through our acquisition of Qualitest Pharmaceuticals, we have increased our efforts to seek out and develop generic products with complex formulations and high barriers to entry. We remain committed to research and development across each business unit with a particular focus on development capabilities and near-term revenue generating assets. At December 31, 2013, our research and development and regulatory affairs staff consisted of 257 employees, based primarily in Minnetonka, Minnesota, San Jose, California, Huntsville, Alabama and at our corporate headquarters in Malvern, Pennsylvania. Our research and development expenses were $142.5 million, $219.1 million and $179.8 million in 2013, 2012 and 2011, respectively, including upfront and milestone payments of $11.4 million, $57.9 million and $19.1 million, respectively.
We have assembled an experienced and multi-disciplined research and development team of scientists and technicians with development expertise, medical device design and development expertise and broad experience in working with the FDA. To supplement our internal efforts, we engage the services of various independent research organizations, physicians and hospitals to conduct and coordinate our preclinical and clinical studies to establish the safety and effectiveness of new products.
Targeted sales and marketing infrastructure. We market our branded products directly to physicians through a sales force of over 600 individuals in the pharmaceutical product and device markets. As of December 31, 2013, this sales force consisted of 160 pharmaceutical sales representatives focusing primarily on pain products, 119 sales representatives focusing primarily on bladder and prostate cancer products, 32 medical center representatives focusing on the treatment of central precocious puberty and four account executives focusing on managed markets customers. We also had 306 sales representatives focusing primarily on devices, of which 106 were located outside the United States. We market our products and services to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the U.S. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, clinics, government agencies, doctors and retail and specialty pharmacies. Our marketing policy is designed to assure that products and relevant, appropriate medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate healthcare professionals throughout the U.S. We work to gain access to healthcare authority, pharmacy benefit managers and managed care organizations’ formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications.
Expanding focus on generic products. Our Qualitest segment has approximately 46 Abbreviated New Drug Applications (ANDAs) under active FDA review in multiple therapeutic areas, including pain management, urology, central nervous system (CNS) disorders, immunosuppression, oncology, women’s health and hypertension, among others. We develop generic products including those that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. Our business model continues to focus on being the lowest-cost producer of products in categories with high barriers to entry and lower levels of competition. Our Qualitest segment is focused in categories where there are fewer challenges from low-cost operators in markets such as China and India, with approximately 36% of our product portfolio being comprised of controlled substances, which cannot be manufactured off-shore and imported into the U.S. In addition, approximately 8% of our product portfolio is made up of liquids, which are uneconomical to ship into the U.S. We expect to continue to improve our overall profitability by optimizing our portfolio for high volume and growth while strengthening our U.S. generics competitive position, product pipeline, portfolio and capabilities.
Manufacturing and distributing medical devices. Through our AMS segment, we manufacture medical devices for various pelvic health disorders. Specifically, the AMS segment includes a diverse product portfolio that treats men’s incontinence, erectile dysfunction, benign prostatic hyperplasia, women’s incontinence and pelvic floor repair. These devices strengthen our leading core urology franchise, where we remain focused on expanding the markets for our products because the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with options that will be as minimally invasive as possible, such as pharmaceutical therapies. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. If less invasive options have proven unsuccessful, patients and their physicians may consider surgery as a solution. Sales of these products benefit from an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, minimally invasive solutions and increasing patient and physician awareness of these treatments.

Significant cash flow. We have historically generated significant cash flow from operating activities due to a unique combination of strong brand equity, attractive margins and low capital expenditures. For the year ended December 31, 2013, we generated $298.5 million of cash from operations. We expect that sales of our currently marketed products and devices and will allow us to continue to generate significant cash flow from operations in the future. We maintain ample liquidity which gives us flexibility to make strategic investments in our business. As of December 31, 2013, we had $529.6 million of cash and marketable securities, up to $500.0 million of availability under the Revolving Credit Facility, and availability of up to $500.0 million of additional revolving or term loan commitments.
Experienced and dedicated management team. Our senior management team has a proven track record of building businesses through licensing and acquisitions. Their expertise has contributed to identifying and consummating such acquisitions. Members of our management team have consummated two acquisitions since June 2013 (Boca and Paladin) and have significantly increased the market value of the Company. As a result of several successful product launches and our strategic acquisitions, we have grown our total revenues from $108.0 million in 1998 to over $2.6 billion in 2013.
Our Areas of Focus
Pharmaceutical Products Markets
Pain Management Market
According to IMS Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $28.8 billion in 2013. This represents an approximate 8% compounded annual growth rate since 2009. Our primary area of focus within this market is analgesics and, specifically, opioid analgesics. In 2013, analgesics were the third most prescribed medication in the U.S. with over 304 million prescriptions written for this classification.
Opioid analgesics is a segment that comprised approximately 76% of the total analgesic prescriptions for 2013 and represented almost 53% of the overall U.S. prescription pain management market. Total U.S. sales for the opioid analgesic segment were $8.3 billion in 2013, representing a compounded annual growth rate of 1% since 2009. With the launch of Voltaren® Gel in 2008, Endo gained presence in the osteoarthritis market competing in the analgesic non-narcotic and anti-arthritic classes which together had approximately 206 million prescriptions written in 2013, representing 47% of the U.S. prescription pain management market. The U.S. sales for the analgesic non-narcotic and anti-arthritic markets were $20.4 billion with a compound annual growth rate of 11% since 2009.
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
Urology, Endocrinology and Oncology Markets
Through our 2009 acquisition of Indevus Pharmaceuticals, Inc., as well as other business development activities, Endo entered the urology, endocrinology and oncology markets, specifically the prostate cancer therapeutic area with Vantas®, the bladder oncology space with Valstar®, and the central precocious puberty therapeutic area with Supprelin® LA. With our early 2011 launch of Fortesta® Gel, which was approved by the FDA in December 2010 for the treatment of hypogonadism, we entered the testosterone replacement therapy (TRT) market. We anticipate increasing our presence in this market through our development product AveedTM. As a result of our acquisition of AMS, we now offer a broad array of medical devices that deliver innovative medical technology solutions to physicians treating male incontinence, erectile dysfunction, female incontinence, pelvic floor repair and BPH. The markets for our AMS segment's products are discussed below under the caption "Medical Device Markets."
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
Bladder cancer—There are more than 500,000 people in the U.S. alive with a history of bladder cancer, which is the third most common cancer among men and the eleventh most common among women in the U.S. The American Cancer Society estimated approximately 74,960 new cases of bladder cancer and 15,580 deaths from this disease in the U.S. in 2013. The 2014 estimate is expected to be similar. Rates of bladder cancer are expected to increase due to the aging population; nearly 90% of cases of bladder cancer are diagnosed in people age 55 or older. The number of patients in the total non-invasive bladder cancer population will thus increase due to the rising incidence as well as high recurrence rates, leading to a substantial prevalent population.
Bacillus Calmette-Guérin (BCG)-refractory carcinoma in situ (CIS) bladder cancer—CIS of the urinary bladder is a rare form of bladder cancer, affecting about 7 of every 100 patients diagnosed with bladder cancer. Standard treatment of CIS of the urinary bladder is transurethral resection of the bladder tumor, followed by one or two courses of immunotherapy with the vaccine BCG. About 50% of patients will become refractory to BCG therapy. Valstar® intravesical therapy is the only FDA-approved treatment of carcinoma in situ of the urinary bladder in patients who are refractory to BCG immunotherapy when cystectomy (bladder removal) is not an option.
Testosterone replacement overview—In the U.S. alone, it is estimated that 13.8 million men have low testosterone levels; however, only about 9% are currently being treated. Hypogonadism, or low testosterone, is under diagnosed and under treated. Factors contributing to this include a lack of screening for low testosterone and the perceived risk of prostate cancer associated with current treatment strategies. In the U.S., TRT sales have dramatically increased from approximately $809.0 million in 2008 to over $2.3 billion in 2013, representing a compounded annual growth rate of 24% since 2008.
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
Erectile dysfunction—Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. It is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 400 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Approximately 30% of patients using these drugs do not have a positive response. If such drugs are not effective, the patient may elect to have an implant of one of our penile prosthesis products, which provide consistent, reliable solutions.
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
Pelvic floor repair—Pregnancy, labor, and childbirth are some of the primary causes of pelvic floor prolapse and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. We estimate over 400,000 procedures are performed annually around the world to repair some form of pelvic floor prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. AMS offers less invasive solutions for pelvic floor repair.
Prostate health—AMS's products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70% of men over age 60 have some symptoms of BPH. Prior to the development of less invasive therapies, the conventional treatment for those experiencing a physical obstruction of the prostatic urethra was a surgical removal of the prostatic tissue performed under general anesthesia, known as a transurethral resection of the prostate (TURP). We offer men an alternative to a TURP, using laser therapy designed to reduce the comorbidities associated with TURP. This laser system has paved the way for creating a new standard of care in the treatment of BPH.
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
Products Overview
Endo Pharmaceuticals
The following table summarizes select products in our Endo Pharmaceuticals portfolio:

Branded Pharmaceutical Products	Active Ingredient(s)	Status
Lidoderm®	lidocaine 5%	Marketed
Opana® ER(1)	oxymorphone hydrochloride	Marketed
Voltaren® Gel(2)	diclofenac sodium topical gel 1%	Marketed
Percocet®	oxycodone hydrochloride and acetaminophen	Marketed
Frova®(3)	frovatriptan succinate	Marketed
Fortesta® Gel(4)	2% testosterone	Marketed
Supprelin® LA	histrelin acetate	Marketed
Valstar®	valrubicin	Marketed
Vantas®	histrelin acetate	Marketed
__________

(1)	Licensed marketing and development rights from Grünenthal GMBH.

(2)	Licensed marketing rights from Novartis Consumer Health, Inc.

(3)	Licensed marketing rights from Vernalis Development Limited.

(4)	Licensed marketing and development rights from Strakan International Limited.
Lidoderm®. Lidoderm® (lidocaine patch 5%) was launched in September 1999. A topical patch product containing lidocaine, Lidoderm® was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Although Lidoderm® continues to receive a certain degree of protection from Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch, in May 2012, we entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) which allowed Watson to launch its lidocaine patch 5%, a generic version of Lidoderm® on September 15, 2013. This agreement is further discussed in Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". Although the Company believes it has successfully contracted with certain Managed Care providers and government agencies, we do expect future net sales of Lidoderm® to continue to be impacted due to generic competition, resulting in additional decreases in Lidoderm® net sales. For the years ended December 31, 2013, 2012 and 2011, Lidoderm® net sales were $603.0 million, $947.7 million and $825.2 million, respectively. Lidoderm® accounted for approximately 23% of our 2013 total revenues.
Opana® ER. Opana® ER was launched during the second half of 2006 and had shown prescription growth since its launch until the 2012 supply disruption, which caused some patients to switch to other pain relief products. Opana® ER is indicated for the relief of moderate-to-severe pain in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. Opana® ER represents the first drug in which oxymorphone is available in an oral, extended-release formulation and is available in 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg tablets. In December 2011, the FDA approved our formulation of Opana® ER designed to be crush-resistant, which is called Opana® ER (oxymorphone hydrochloride) Extended-Release Tablets with INTAC® technology. This formulation of Opana® ER with INTAC® technology has the same dosage strengths, color and packaging and similar tablet size as original Opana® ER. Endo transitioned to the crush-resistant formulation in March 2012 upon successfully accelerating production of this formulation. While we believe Endo's ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues since the transition have not returned to historical pre-transition levels. 2012 revenues included the favorable effects of wholesaler restocking efforts to transition to the crush-resistant formulation of Opana® ER, which did not reoccur during the comparable 2013 periods. In addition, Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013, respectively, negatively impacting revenues. Opana® ER net sales were $227.9 million,

$299.3 million and $384.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Opana® ER accounted for approximately 9% of our 2013 total revenues.
Voltaren® Gel. We launched Voltaren® Gel (diclofenac sodium topical gel 1%) in March 2008 upon closing of the license and supply agreement with Novartis AG and Novartis Consumer Health, Inc. Voltaren® Gel received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010. It is the first prescription topical osteoarthritis treatment to have proven its effectiveness in both the knees and joints of the hands through clinical trials. Voltaren® Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is 94% less than the comparable oral diclofenac treatment. For the years ended December 31, 2013, 2012 and 2011, net sales of Voltaren® Gel were $170.8 million, $117.6 million and $142.7 million, respectively. Voltaren® Gel accounted for approximately 7% of our 2013 total revenues.
Percocet®. Launched in 1976, Percocet® (oxycodone hydrochloride and acetaminophen USP) Tablets CII is approved for the treatment of moderate-to-moderately severe pain. The Percocet® family of products had net sales of $105.8 million, $103.4 million and $104.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Percocet® franchise accounted for approximately 4% of our 2013 total revenues.
Frova®. We began shipping Frova® (frovatriptan succinate) tablets upon closing of the license agreement with Vernalis in mid-August 2004. Frova® is indicated for the acute treatment of migraine headaches in adults. We believe that Frova® has differentiating features from other migraine products, including the longest half-life in the triptan class and a very low reported migraine recurrence rate in its clinical program. For the years ended December 31, 2013, 2012 and 2011, Frova® net sales were $60.9 million, $61.3 million and $58.2 million, respectively.
Fortesta® Gel. Fortesta® Gel is a patented two percent (2%) testosterone transdermal gel and is a treatment for men suffering from hypogonadism, also known as low testosterone (Low T). The precision-metered dose delivery system can be accurately customized and adjusted to meet individual patient needs with the appropriate dose. In August 2009, we entered into a License and Supply Agreement (the ProStrakan Agreement) with Strakan International Limited, a subsidiary of ProStrakan Group plc (ProStrakan), for the exclusive right to commercialize Fortesta® Gel in the U.S. Fortesta® Gel was approved by the FDA in December 2010. We launched Fortesta® Gel in the first quarter of 2011. Net sales of Fortesta® Gel were $65.9 million, $30.6 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Supprelin® LA. Supprelin® LA (histrelin acetate) was launched in the U.S. in June 2007. Supprelin® LA is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a gonadotropin releasing hormone (GnRH) agonist and is indicated for the treatment of CPP in children. CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and, if left untreated, can result in diminished adult height attainment. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. We market Supprelin® LA in the U.S. through a specialty sales force primarily to pediatric endocrinologists. For the years ended December 31, 2013, 2012 and 2011, Supprelin® LA net sales were $58.3 million, $57.4 million and $50.1 million, respectively.
Valstar®. We launched Valstar® (valrubicin) in September 2009. Valstar® is a sterile solution for intravesical instillation of valrubicin, a chemotherapeutic anthracycline derivative. Valstar® is indicated for intravesical therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder in patients for whom immediate cystectomy would be associated with unacceptable morbidity or mortality. Net sales of Valstar® were $23.7 million, $27.1 million and $21.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Vantas®. Vantas® (histrelin acetate) was launched in the U.S. in November 2004. Vantas® is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a GnRH agonist and is indicated for the palliative treatment of advanced prostate cancer. Net sales of Vantas® were $13.2 million, $17.5 million and $19.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily in the U.S.
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
Other. The balance of our other branded portfolio consists of a number of products, each of which accounted for 1% or less of our total revenues in 2013.

Qualitest
The following table summarizes select products currently in our Qualitest portfolio:

Generic Pharmaceutical Products	Active Ingredient(s)	Status
Hydrocodone and Acetaminophen	Hydrocodone and Acetaminophen	Marketed
Endocet®	Oxycodone Hydrochloride and Acetaminophen	Marketed
Phenobarbital	Phenobarbital	Marketed
Methylprednisolone	Methylprednisolone	Marketed
Modafinil	Modafinil	Marketed
Oxycodone and Acetaminophen	Oxycodone and Acetaminophen	Marketed
Promethazine	Promethazine	Marketed
Prednisone	Prednisone	Marketed
Lisinopril	Lisinopril	Marketed
Montelukast	Montelukast	Marketed
Oxybutynin	Oxybutynin	Marketed
Butalb/APAP/Caff	Butalbital and Acetaminophen	Marketed
Gildess FE 1/20	Norethindrone Acetate, Ethinyl Estradiol and Ferrous Fumarate	Marketed
Hydrocortisone	Hydrocortisone	Marketed
Nystatin	Nystatin	Marketed
When a branded pharmaceutical product is no longer protected by any relevant patents, normally as a result of a patent’s expiration, or by other, non-patent market exclusivity, third parties have an opportunity to introduce generic counterparts to such branded product. Generic pharmaceutical products are therapeutically equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. Accordingly, generic pharmaceuticals may provide a safe, effective and cost-effective alternative to users of branded products.
Our generic products are sold across multiple therapeutic categories, with pain management being the largest, and in various dosage forms including solids, semi-solids and liquids. Qualitest's top 15 products provided revenues of $415.9 million, $376.1 million and $294.9 million in 2013, 2012 and 2011, respectively.
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
Through our AMS segment, we offer a diverse product portfolio that treats men’s and women’s pelvic health conditions, including:
AMS 700 MSTM Series. The AMS 700 MSTM Series are market leading penile implants to treat erectile dysfunction, which is the inability to achieve or maintain an erection sufficient for sexual intercourse. This service contains a complete range of more naturally functioning inflatable prostheses than earlier generations of the product and is distinguished from other penile implants with the use of the InhibiZone® antibiotic coating. InhibiZone® is intended to reduce the rate of revision surgery due to surgical infections and this claim was approved by the FDA in July 2009. AMS 700 MSTM revenue accounted for approximately 5% of our total revenues in 2013 compared to 4% in 2012.
AMS 800® Artificial Urinary Sphincter. The AMS 800® artificial urinary sphincter is designed for the treatment of moderate to severe male urinary incontinence, the involuntary release of urine from the body. It includes an inflatable urethral cuff to restrict flow through the urethra and a control pump that allows the patient to discreetly open the cuff when he wishes to urinate. AMS 800® revenue accounted for approximately 4% of our total revenues in both 2013 and 2012.

GreenLightTM XPS Laser System. The GreenLightTM XPS laser system is used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. This therapy offers men experiencing a physical obstruction of the prostatic urethra an alternative to TURP. The GreenLightTM photovaporization of the prostate is designed to reduce the comorbidities associated with TURP. The GreenLightTM XPS and MoXyTM Liquid Cooled Fiber system provide shorter treatment times with similar long-term results compared to other laser systems. The GreenLightTM laser system offers an optimal laser beam that balances vaporization of tissue with coagulation to prevent blood loss and provides enhanced surgical control compared to other laser systems. The GreenLightTM laser and fiber system revenue accounted for approximately 3% of our total revenues in both 2013 and 2012.
ElevateTM Anterior and Posterior Pelvic Floor Repair System. Our AMS segment offers the Elevate® transvaginal pelvic floor repair system, for the treatment of pelvic organ prolapse, which may be caused by pregnancy, labor, and childbirth. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision, avoiding an external incision. Elevate® revenue accounted for approximately 1% of our total revenues in both 2013 and 2012.
Monarc® Subfascial Hammock. The Monarc® subfascial hammock is our leading device to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. It incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. Monarc® revenue accounted for approximately 1% of our total revenues in both 2013 and 2012.
Select Products in Development
Endo Pharmaceuticals
Our branded pharmaceuticals pipeline portfolio contains products and product candidates that have differentiating features for multiple therapeutic areas, including pain, urology and endocrinology. A selection of Endo Pharmaceutical's pipeline products follows. We cannot predict when or if any of these pipeline products will be approved by the FDA.
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
On December 2, 2009, we received a Complete Response letter from the FDA regarding AveedTM. In 2010 and 2011, the Company met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. In November 2012, as a follow up to our 2011 meeting with the FDA, Endo Pharmaceuticals submitted a complete response to the FDA after conducting an extensive review of all clinical study and post-marketing data. The FDA held an advisory committee meeting in April 2013, and Endo submitted new data to FDA in August 2013. A new PDUFA date was set for February 28, 2014.
BEMA® Buprenorphine. In January 2012, Endo Pharmaceuticals signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. In January 2014, the Company achieved positive top-line results from its pivotal Phase III efficacy study of BEMA buprenorphine in opioid- "naive" subjects for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. The second Phase III clinical study of BEMA Buprenorphine in an opioid "experienced" patient group is ongoing with results anticipated in mid-2014.
Qualitest
Our generics pharmaceuticals pipeline portfolio contains products and product candidates for multiple therapeutic areas, including pain, urology, oncology, and endocrinology. Our Qualitest business has a number of products at various stages of development, including approximately 46 ANDAs under active FDA review as of December 31, 2013.  The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date.
We cannot predict when or if any of these products will be approved by the FDA.

AMS
Our AMS segment maintains a portfolio of products and product candidates in development with differentiating features for our areas of focus in pelvic health. Current development products showing significant promise include a urology drug delivery device and a fecal incontinence device. We also have other products, including certain undisclosed products in our therapeutic areas of interest in early stages of development.
We cannot predict when or if any of these products will be approved by the FDA.
Competition
Endo Pharmaceuticals
The branded pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the U.S. Our competitors vary depending upon therapeutic and product categories. Competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the U.S. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc. and Actavis Pharmaceuticals, Inc., vary depending on product category, dosage strength and drug-delivery systems.
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
The Company is aware of certain competitive activities involving Lidoderm®, Opana® ER and Frova®. For a full description of these competitive activities, including the litigation related to Paragraph IV Certification Notices, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Qualitest
In the generic pharmaceutical market, we face intense competition from other generic drug manufacturers, brand name pharmaceutical companies through authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. In the market for generic pharmaceuticals, our competitors, including Actavis, Teva Pharmaceuticals Industries Ltd., Mylan Technologies Inc., and Sandoz, Inc., vary depending on product category and dosage strength.
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

	2013	2012	2011
Cardinal Health, Inc.	21%	25%	27%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	15%	12%	14%
Revenues from these customers are included within our Endo Pharmaceuticals and Qualitest segments.
As a result of consolidation among wholesale distributors as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors have demanded that pharmaceutical manufacturers, including us, enter into distribution service agreements (DSAs) pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. Currently, we have entered into four such agreements.
None of our AMS customers or distributors accounted for 10% or more of our total revenues during 2013, 2012 and 2011.

Patents, Trademarks, Licenses and Proprietary Property
As of February 20, 2014, we held approximately: 305 U.S. issued patents, 235 U.S. patent applications pending, 257 foreign issued patents, and 351 foreign patent applications pending. In addition, as of February 20, 2014, we have licenses for approximately 52 U.S. issued patents, 16 U.S. patent applications pending, 179 foreign issued patents and 115 foreign patent applications pending. The following table sets forth information as of February 20, 2014 regarding each of our currently held material patents:

Patent No.	Patent Expiration*	Relevant Product	Ownership	Jurisdiction Where Granted
5,464,864	November 7, 2015	Frova®	Exclusive License	USA
5,616,603	April 1, 2014	Frova®	Exclusive License	USA
5,637,611	June 10, 2014	Frova®	Exclusive License	USA
5,827,871	October 27, 2015	Frova®	Exclusive License	USA
5,827,529	October 27, 2015	Lidoderm®	Exclusive License	USA
5,741,510	March 30, 2014	Lidoderm®	Exclusive License	USA
7,276,250	February 4, 2023	Opana® ER	Owned	USA
7,851,482	July 10, 2029	Opana® ER	Owned	USA
8,075,872	November 20, 2023	Opana® ER	Exclusive License	USA
8,114,383	August 5, 2024	Opana® ER	Exclusive License	USA
8,309,060	November 20, 2023	Opana® ER	Exclusive License	USA
8,309,122	February 4, 2023	Opana® ER	Owned	USA
8,329,216	February 4, 2023	Opana® ER	Owned	USA
2131647	September 8, 2014	Opana® ER	Owned	Canada
2208230	November 4, 2016	Opana® ER	Owned	Canada
2251816	April 18, 2017	Opana® ER	Owned	Canada
8,062,652	June 16, 2026	Supprelin® LA	Owned	USA
8,062,209	December 2, 2023	AMS 700®	Owned	USA
7,946,975	February 21, 2030	AMS 700®	Owned	USA
6,554,824	July 24, 2021	GreenLight™ Laser	Owned	USA
6,986,764	July 24, 2021	GreenLight™ Laser	Owned	USA
7,070,556	November 9, 2023	Monarc®	Owned	USA
7,347,812	March 17, 2026	Monarc®	Owned	USA
7,988,615	November 9, 2023	Monarc®	Owned	USA
7,357,773	January 5, 2026	Monarc®	Owned	USA
6,911,003	January 23, 2023	Monarc®	Owned	USA
__________

*	Our exclusive license agreements extend to or beyond the patent expiration dates.
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
We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products and certain generic products, such as Endocet® and Endodan®, are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See Note 11. License and Collaboration Agreements in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.
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
Governmental Regulation
The development, testing, manufacture, holding, packaging, labeling, distribution, marketing, and sales of our products and our ongoing product development activities are subject to extensive and rigorous government regulation. The Federal Food, Drug, and Cosmetic Act (FFDCA), the Controlled Substances Act and other federal and state statutes and regulations govern or influence the testing, manufacture, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, injunctions, refusal of the government to enter into supply contracts or to approve NDAs and ANDAs, civil penalties and criminal prosecution.
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
In 2013, the Supreme Court, in The Federal Trade Commission v. Actavis, determined that reverse payment patent settlements between generic and brand companies should be evaluated under the rule of reason, and provided limited guidance beyond the selection of this standard. The impact of this decision is not certain, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
EPI and Qualitest Pharmaceuticals sell products that are controlled substances as defined in the Controlled Substances Act of 1970 (CSA), which establishes certain security and record keeping requirements administered by the Drug Enforcement Agency (DEA). The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our Qualitest segment sells a significant amount of hydrocodone-containing products. Hydrocodone combination products are currently regulated as Schedule III substances. Pursuant to the Food and Drug Administration Safety and Innovation Act, which is further described below, Congress has required the FDA to convene a meeting to solicit advice and recommendations to assist in conducting a scientific and medical evaluation on whether to reschedule combination products containing hydrocodone. Congress is acting in response to continued reports of misuse, abuse and addiction of products containing hydrocodone. An advisory committee to take public comments on the proposed rescheduling took place on January 24-25, 2013. At this advisory committee, the FDA's Drug Safety and Risk Management Advisory Committee recommended that hydrocodone be rescheduled to Schedule II. The FDA is responsible for preparing the documentation to reschedule a drug. Upon completion, the medical and scientific evaluation and scheduling recommendation of the FDA are forwarded to the Assistant Secretary for Health (ASH) who makes the final determination on behalf of the Secretary of the Department of Health and Human Services (HHS). The medical and scientific evaluation and the recommendation as to the appropriate schedule for the drug are then forwarded to the DEA. Should the DEA reschedule hydrocodone-containing products, it will be done through the rule-making process. A change from a Schedule III substance to a Schedule II substance could restrict patient access to needed medication. It would also require significant changes to the entire industry's supply chain from manufacturers, to wholesalers and retailers. We believe the increased burden and cost to the healthcare system would be substantial. While the briefing document published by the FDA on October 25, 2012, in advance of the advisory committee meeting suggests the FDA may not be prepared to recommend to the DEA that hydrocodone products be rescheduled to Schedule II, the FDA did, however, acknowledge that the question remains on how to reduce levels of abuse of hydrocodone combination products. In October 2013 the FDA issued a statement confirming that they plan to submit by December 2013 their formal recommendation package to HHS to reclassify hydrocodone combination products into Schedule II. The FDA anticipates the National Institute on Drug Abuse (NIDA)/HHS will concur with the recommendation. This will begin a process that will lead to a final decision by the DEA on the appropriate scheduling of these products. As part of our expansion of our Huntsville site, we have factored in the potential for hydrocodone being rescheduled.
On February 7-8, 2013, the FDA held a public hearing to obtain information, particularly scientific evidence, such as study data or peer-reviewed analyses, on issues pertaining to the use of opioid drugs in the treatment of chronic pain. The FDA is considering a Citizen Petition filed in July 2012 by a group of physicians seeking changes to the labeling of opioid drug products relating to indications and duration of use. In considering the petition and the ongoing policy debate on the use of opioid medications, the FDA heard presentations from individuals and groups on diagnosing and understanding patient pain, and what it would mean to change or limit patient access to opioids. On September 10, 2013 FDA announced class-wide safety labeling changes and new postmarket study requirements for all extended-release and long-acting (ER/LA) opioid. The updated indication states that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is also requiring drug companies that make these products to conduct further studies and clinical trials. The goals of these postmarket requirements are to further assess the known serious risks of misuse, abuse, increased sensitivity to pain (hyperalgesia), addiction, overdose, and death. It is not presently known what impact, if any, these changes to the indications for use or results from the post marketing studies may have on our business, financial position, results of operations and cash flows.
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
NDA / BLA Process
FDA approval is typically required before any new drug can be marketed. An NDA or Biologics License Application (BLA) is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The process generally involves:

•	Completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;

•	Submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;

•	Approval by an independent institutional review board (IRB) before each trial may be initiated, and continuing review during the trial;

•
Performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each intended use;

•	Submission of an NDA or BLA to the FDA;

•
Satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing processes and facility or facilities to assess compliance with the FDA’s current Good Manufacturing Practice (cGMP) regulations, and/or review of the Chemistry, Manufacturing, and Controls (CMC) section of the NDA or BLA to require that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and potency;

•	Satisfactory completion of an FDA advisory committee review, if applicable; and

•	Approval by the FDA of the NDA or BLA.
Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

•
Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, involves testing the product for safety, adverse effects, dosage, tolerance, absorption, distribution, metabolism, excretion and other elements of clinical pharmacology.

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
Data from preclinical testing and clinical trials are submitted to the FDA in an NDA or BLA for marketing approval and to foreign government health authorities in a marketing authorization application. The process of completing clinical trials for a new drug may take many years and require the expenditures of substantial resources. Preparing an NDA, BLA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or authorization from any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA may deny an NDA or BLA, or foreign government health authorities may deny a marketing authorization application, if the applicable regulatory criteria are not satisfied, or such authorities may require additional testing or information.
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
On January 30, 2007, the FDA announced a drug safety initiative to implement a number of proposals made by the Institute of Medicine (IOM) in a September 2006 report. As part of this program, the FDA began publishing a newsletter that contains non-confidential, non-proprietary information regarding post-marketing review of new drug products. Additionally, in 2005, the FDA created a Drug Safety Oversight Board to provide oversight and advice to the Center for Drug Evaluation and Research Director on the management of important drug safety issues and to manage the dissemination of certain safety information through the FDA’s Web site to healthcare professionals and patients.
On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to verify that the benefits of these products continue to outweigh the risks. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act (FDAAA) when necessary to substantiate that the benefits of a drug outweigh the risks. The affected opioid drugs include branded and generic products. Three products sold by Endo were included in the list of affected opioid drugs: Opana® ER, morphine sulfate ER and oxycodone ER. On December 9, 2011, the FDA approved our interim REMS for Opana® ER, which was subsequently superseded by the class-wide extended-release/long-acting REMS approved on July 9, 2012. The goal of this REMS is to reduce serious adverse outcomes resulting from inappropriate prescribing, misuse and abuse of extended-release or long-acting opioid analgesics while maintaining patient access to pain medications. The REMS includes a Medication Guide, Elements to Assure Safe Use and annual REMS Assessment Reports. These changes, or others required by the FDA, could have an adverse effect on the sales, gross margins and marketing costs of these products.
On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum strength of acetaminophen in prescription combination drug products to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of prescription combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Specifically, the FDA announced that it was asking product sponsors to limit the maximum strength of acetaminophen per dosage unit of the prescription combination drug products to 325 milligrams (mg) over a three-year phase-out period. The FDA also notified holders of approved NDAs and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to include a Boxed Warning to include new safety information about acetaminophen and liver toxicity, and a Warning on the potential for allergic reactions. Additionally, in August 2013, the FDA announced that it will require a warning added to labels of prescription drugs containing acetaminophen to address the risk of serious skin reactions. On January 14, 2014, the FDA issued a recommendation that healthcare professionals discontinue prescribing and dispensing prescription combination products containing more than 325 mg of acetaminophen per dosage unit. The FDA also stated that it intends to initiate proceedings to withdraw approval of prescription combination drug products containing more than 325 mg of acetaminophen per dosage unit pursuant to its authority under FFDCA. Among the products impacted by the FDA’s actions are three Endo combination drug pain relief products: Percocet®, Endocet® and Zydone®; and the Qualitest Pharmaceuticals combination drug pain relief products: butalbital/acetaminophen/caffeine, hydrocodone/acetaminophen and oxycodone/acetaminophen. The Company has implemented several measures to comply with these FDA actions. Specifically, any high dose prescription product containing more than 325 mg of acetaminophen will have an expiration date that will prevent saleable product remaining in the marketplace after January 2014. In addition, steps are being taken to increase production of similar low dose products to provide uninterrupted supply to all customers as demand transitions to the alternate products. Nonetheless, these regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition to these initiatives, the Prescription Drug User Fee Act (PDUFA) was reauthorized on September 27, 2007 through passage of the FDAAA. In connection with that reauthorization legislation, Congress enacted new measures authorizing FDA to require companies to undertake post-approval testing of products to assess known or signaled potential serious safety risks and to make labeling changes to address safety risks. The legislation also re-authorized the FDA to require testing of drug products in children where appropriate and provided additional incentives to companies that agree to undertake such testing in connection with a new NDA as part of the Best Pharmaceuticals for Children Act (BPCA). The legislation also contained provisions to expedite new drug development and collect data and results from clinical trials of drug products more readily available via a registry managed by the National Institutes of Health. These provisions, depending on how they are and continue to be implemented by the FDA, could impact our ability to market existing and new products. The PDUFA and the Medical Device User Fee and Modernization Act (MDUFMA) were reauthorized and amended in 2012 by the Food and Drug Administration Safety and Innovation Act (FDASIA), which is further described below.
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
Section 505(b)(2) of the FFDCA provides a procedure for an applicant to seek approval of a drug product for which safety and/or efficacy has been established through preclinical and clinical data that the applicant does not have proprietary rights to use. Under that section, despite not having a right of reference, an applicant can cite studies containing such clinical data to prove safety or efficacy, along with any additional clinical data necessary to support the application. Section 505(b)(2) NDAs are subject to patent certification and notification requirements that are similar to those that are required for ANDAs (refer to next section). Approval of

Section 505(b)(2) NDAs, like ANDAs, also may be delayed by market exclusivity that covers the reference product. However, despite the similarities, Section 505(b)(2) applications are not permitted when an applicant could submit and obtain approval of an ANDA.
ANDA Process
FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and instead relies principally on bioequivalence studies. Bioequivalence generally involves a comparison of the rate of absorption and levels of concentration of a generic drug in the body with those of the previously approved drug. When the rate and extent of absorption of systemically acting test and reference drugs are the same, the two drugs are considered bioequivalent and regarded as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. There are other or additional measures the FDA may rely upon to determine bioequivalence in locally acting products, which could include comparative clinical efficacy trials. In May 2007, the FDA began posting to its website, bioequivalence recommendations for individual products in order to provide guidance to generic manufacturers on the specific method of demonstrating bioequivalence.
An ANDA may also be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved drug in active ingredient, route of administration, dosage form or strength. For example, the FDA has authorized the substitution of acetaminophen for aspirin in certain combination drug products and switching the drug from a capsule to tablet form. Bioequivalence data may be required, if applicable, as in the case of a tablet in place of a capsule, although the two products would not be rated as therapeutically equivalent, meaning that a pharmacist cannot automatically substitute the product for the reference-listed drug. Congress re-authorized pediatric testing legislation in September 2007 which may continue to affect pharmaceutical firms’ ability to file ANDAs via the suitability petition route. In addition, under that same legislation, ANDA applicants are required to implement a REMS in connection with obtaining approval of their products, when the reference-listed drug has an approved REMS.
The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, under the BPCA, if a manufacturer receives and accepts a written request from the FDA to conduct studies on the safety and efficacy of its product in children, the exclusivity of a product is extended by six months past the patent or regulatory expiration date if the manufacturer completes and submits the results of the studies, a so-called pediatric study extension.
Patent and Non-Patent Exclusivity Periods
A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files a Section 505(b)(2) NDA, the type of NDA that relies upon the data in the application for which the patents are listed, or an ANDA to secure approval of a generic version of this first, or listed drug, must make a certification in respect to listed patents. The FDA may not approve such an application for the drug until expiration of the listed patents unless (1) the generic applicant certifies that the listed patents are invalid, unenforceable or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the basis upon which the patents are challenged, and (2) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: 30 months after submission; entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; such time as the court may order; or the patent expires.
One of the key motivators for challenging patents is the 180-day market exclusivity period vis a vis other generic applicants granted to the developer of a generic version of a product that is the first to have its application accepted for filing by the FDA and whose filing includes a certification that the applicable patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that prevails in litigation with the manufacturer of the branded product over the applicable patent(s). Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (2003 Medicare Act), with accompanying amendments to the Hatch-Waxman Act (Drug Price Competition and Patent Term Restoration Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor.
In addition, the holder of the NDA for the listed drug may be entitled to certain non-patent exclusivity during which the FDA cannot approve an application for a competing generic product or 505(b)(2) NDA product. If the listed drug is a new chemical entity, in certain circumstances, the FDA may not approve any application for five years; if it is not a new chemical entity, the FDA may not approve a competitive application for three years if the application for the product included clinical studies that were essential to the approval. Certain additional periods of exclusivity may be available if the listed drug is indicated for use in a rare disease or condition (orphan drug exclusivity) or is studied for pediatric indications (pediatric exclusivity).

Medical Device Regulation
Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, design, manufacturing, packaging, labeling, storage, installation, marketing, distribution and servicing of our medical devices. In Europe and certain other countries, we comply with the European Union Directives for Medical Devices and certify our compliance with the CE Mark. In other countries outside the U.S., we comply with appropriate local registration and authorization. In the U.S., under the FFDCA, medical devices, such as those manufactured by AMS are classified into Class I, II, or III depending on the degree of risk associated with each medical device and the extent of control needed to provide for safety and effectiveness. Class I includes devices with the least risk and Class III includes those with the greatest risk. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to provide for the safety and effectiveness of the device. Class III medical devices are subject to the FDA’s general controls, special controls, and premarket approval prior to marketing.
AMS currently markets Class I, II and III medical devices. If a device is classified as Class I or II, and if it is not exempt, its manufacturer will have to undertake the premarket notification process in order to obtain marketing clearance, also referred to as the 510(k) process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer, particularly if a clinical trial is required. A successful 510(k) submission results in FDA permission to market the new device.
Class III devices are approved through a Premarket Approval Application (PMA), under which the applicant must submit data from adequate and well-controlled clinical trials to the FDA that demonstrate the safety and effectiveness of the device for its intended use(s). All of our marketed devices have been approved or cleared for marketing pursuant to a PMA or the 510(k) process. The FDA also has authority under the FFDCA to require a manufacturer to conduct post-market surveillance of a Class II or Class III device. On January 3, 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for pelvic organ prolapse and of single incision mini-slings for urinary incontinence, such as AMS to conduct post-market surveillance safety studies and to monitor adverse event rates relating to the use of these products. Of the nineteen class-wide post market study orders received by AMS for pelvic floor repair and mini-sling products, three remain active. AMS is in the process of complying with these orders. In its orders, the FDA also noted that it is still considering the recommendation of an advisory committee on September 9, 2011, that urogynecological surgical mesh for transvaginal repair of pelvic organ prolapse be reclassified from Class II to Class III. On March 27, 2013, the FDA updated its Urogynecologic Surgical Mesh Implant website to include additional information intended for patients about the use of mesh for repair of stress urinary incontinence. The update was based on an analysis of adverse events reported to FDA, findings reported in the scientific literature, and input received from the advisory committee meeting. FDA highlighted complications associated with placement of mesh through vaginal wall incision, but did not link them to any single brand or model of mesh. Vaginal erosion, infection, pain, urinary problems and recurrence of incontinence were listed as the most frequent complications, and additional complications were listed, including erosion of the mesh and painful vaginal scarring. The need for explantation was noted, as well as other complications which included injuries to nearby organs such as bowel, bladder, or blood vessels. Specific queries for the physician were recommended, and reporting of complications was encouraged.
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
On January 19, 2011, the FDA’s Center for Devices and Radiological Health (CDRH) unveiled a plan of 25 action items it intended to implement during 2011 relating to the 510(k) premarket notification process for bringing medical devices to market. Among the actions the FDA indicated it plans to take were to issue guidance documents to clarify when clinical data should be submitted in support of a premarket notification submission, to clarify the review of submissions that use multiple predicates in a premarket notification submission, to clarify when modifications to a device require a new 510(k), and other guidance documents. The plan included other intended measures such as streamlining the review of innovative lower-risk products though the de novo review process, and establishing a Center Science Council of senior FDA experts to enhance science-based decision-making in 510(k) reviews. The FDA announced that it intended to refer to the IOM for further review and consideration of other significant actions, such as whether or not to define the scope and grounds for the exercise of authority to partially or fully rescind a 510(k) marketing clearance, to clarify and consolidate the concepts of indications for use and intended use, to clarify when a device should no longer be available as a predicate to support a showing of substantial equivalence and whether to develop guidance on a new class of devices, called class IIb, for which additional data would be necessary to support a 510(k) determination.

On July 29, 2011, the IOM released its report, which recommended that the FDA move towards replacing the current 510(k) review process, which is based on substantial equivalence determinations, with a new integrated premarket and post-market regulatory framework that provides a reasonable assurance of safety and efficacy. The IOM also recommended that the FDA prioritize enhancement of its post-market surveillance program. The IOM also stated that it was unable to study fully the seven specific actions referred to it by the FDA because the requests came at the end of its review. The FDA decided not to act on the IOM recommendation to replace the 510(k) substantial equivalence framework, but since January 2011, the CDRH has issued numerous guidance documents and proposed and final regulations impacting all medical devices (PMA and 510(k)), that have the potential to significantly impact how the FDA regulates medical devices. These include issuing guidance on data requirements for pivotal clinical investigations for medical devices, on CDHR's evaluation of substantial equivalence in premarket notification 510(k) submissions, on presubmission meetings for investigational device exemption (IDEs), including with regard to multiple predicate devices, and on its decisions on whether and how to approve a device clinical study, among other draft guidance. While the FDA issued and withdrew (pursuant to a requirement of the MDUFMA legislation), a draft guidance on when device modifications require a new 510(k), it plans to issue another draft guidance on device modification requirements subsequent to issuance of a required congressional report. In addition, in September 2013, the FDA issued a final rule that requires a unique identifier on distributed devices for tracking purposes. This requirement becomes effective in September 2014, initially for Class III, implantable, life supporting and life sustaining devices.
Further, pursuant to the March 2010 healthcare reform law, a medical device tax went into effect January 1, 2013, for devices listed with the FDA.
The extent and how the FDA will implement some or all of its planned action items, draft guidance and proposed and final rules is unknown at this time. Congress expressed concern regarding a number of FDA’s medical device initiatives, and altered the pace and scope of some of these changes. For example, FDA may not disapprove an IDE study solely because it is insufficient to support approval, clearance or de novo classification. Also, FDASIA pushes FDA toward broader and more rapid usage of the de novo classification process by allowing a sponsor to bypass an initial 510(k) submission for low-moderate risk devices. Additionally, FDA had issued a 2011 guidance to clarify when manufacturers must submit a new 510(k) for a modification of a Class II device, imposing stringent criteria. Congress disagreed with FDA’s approach, requiring withdrawal of the guidance and a reinstatement and rereview of the 1997 guidance governing when a modification requires a new 510(k) submission. Nonetheless, FDA actions could have a significant effect on the cost of applying for and maintaining applications under the 510(k) clearance mechanism, on the criteria required for achieving clearance for additional uses of existing devices or new 510(k) devices, for the marketing of medical devices and for the post-market support of marketed devices.
Quality Assurance Requirements
The FDA enforces regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform to current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design requirements and validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the FFDCA. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.
The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs and ANDAs. If the FDA concludes that the facilities to be used do not or did not meet cGMP, good laboratory practices or GLP or good clinical practices or GCP requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and are usually verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients (APIs) used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.
The FDA also conducts periodic inspections of drug and device facilities to assess the cGMP status of marketed products. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs, usually after conferring with the FDA. In respect to domestic establishments, the FDA could initiate product seizures or request or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an unacceptable supplier, thereby disqualifying that company from selling products to federal agencies.

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
Following an FDA inspection of the solid dose manufacturing facility in Charlotte, North Carolina, that took place from January 14, 2014 through February 14, 2014, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated February 14, 2014, listing observations of the inspector focused on improper adherence to established processes and procedures.  Qualitest Pharmaceuticals is currently drafting a comprehensive response to the observations.
Following an FDA inspection of the tablet manufacturing facility in Huntsville, Alabama in May 2013, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated May 30, 2013. The observations focused on investigations and the proper follow-up and tablet counters.  A comprehensive response was provided to the FDA on June 12, 2013 addressing each observation and providing corrective actions and appropriate remediation plans.  The final corrective action report was sent to the FDA in September 2013.  No further feedback from the FDA has been received.
The FDA also inspected the liquids facility of our Qualitest Pharmaceuticals subsidiary in Huntsville, Alabama in March 2013, with no 483s issued.
In February 2013, the FDA conducted an inspection of AMS's Minnetonka, Minnesota facility.  Following such inspection, the FDA issued two observations on a Form 483 Notice of Inspectional Observations.  Both observations related to timeliness of complaint handling procedures. AMS provided a written response to the FDA on February 28, 2013 detailing proposed corrective actions.  AMS has provided the FDA updates on the progress on these corrective actions, which are substantially complete.  In February 2014, the FDA conducted another inspection of AMS's Minnetonka, Minnesota facility. Following such inspection, the FDA issued three observations on a Form 483.  These observations relate to process validation, risk analysis and corrective and preventive action procedures. AMS is currently drafting a comprehensive response to the observations and is cooperating with the FDA to address this Form 483. The Minnetonka, Minnesota facility will continue to manufacture products while AMS works with the FDA to address these observations.
Other FDA Matters
If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the FDA, and in many cases, approval for such changes must be submitted to the FDA. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. These regulations include standards or restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities and off-label promotion. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. In December 2011, the FDA issued a draft guidance document on responding to unsolicited requests for off-label information about a drug or device, which suggests limits on a company's ability to respond, and in March 2012 issued a draft guidance on pre-dissemination review of direct-to-consumer TV advertising. In January 2014, the FDA issued a draft guidance on postmarketing submission of interactive promotional media, and it is likely to issue further guidance on the use of social media in advertising or promoting a product (mandated by FDASIA to occur by July 2014). These and other statements of the FDA interpreting the FFDCA and the FDA's regulatory authority may place further limits and restrictions on the advertising of our products. The FDA has very broad enforcement authority under the FFDCA. Failure to abide by these regulations can result in compliance or enforcement action, including the issuance of warning letters directing entities to correct deviations from FDA regulations and civil and criminal investigations and prosecutions. These activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Drug Enforcement Administration
We sell products that are controlled substances as defined in the CSA, which establishes certain security and record keeping requirements administered by the DEA. The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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
Government Benefit Programs
Statutory and regulatory requirements for Medicaid, Medicare, TRICARE and other government healthcare programs govern provider reimbursement levels, including requiring that all pharmaceutical companies pay rebates to individual states based on a percentage of their net sales arising from Medicaid program-reimbursed products. In addition, under a final rule promulgated by the U.S. Department of Defense (DOD) on March 17, 2009 and reissued on October 15, 2010 with an effective date of December 27, 2010, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings. Under the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. On April 17, 2012, the TRICARE Management Authority issued guidance regarding the obligation to pay refunds for prescription drug utilization for the period first quarter 2008 to second quarter 2009. On January 4, 2013, the D.C. Circuit Court of Appeals upheld the DOD's interpretation of the final rule that refunds are due on any prescription filed after January 28, 2008. We had requested a waiver to be exempt from such refunds for the period January 28, 2008 through May 25, 2009, based upon our belief that the DOD was not likely to prevail in court with its interpretation that such refunds were owed. In September 2012, DOD denied our waiver. As a result, we paid TRICARE approximately $16.0 million in full satisfaction of our obligations. The federal and/or state governments may continue to enact measures in the future aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our profitability and cash flows. These efforts could, however, have material consequences for the pharmaceutical industry and the Company.
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
In March 2012, the U.S. Supreme Court addressed challenges to the constitutionality of the health care reform law. The Court considered the constitutionality of the individual mandate, as well as whether the overall health care law could still stand even if the individual mandate was ruled unconstitutional. On June 28, 2012, the Supreme Court upheld the individual mandate. In its ruling, the Court did address the expansion of Medicaid required under the law, a provision that requires states to expand Medicaid to approximately 17 million additional low-income individuals up to 133% of the federal poverty level. Under the law, the federal government would pay the additional costs for the expansion of Medicaid for the years 2014 to 2016 and then the federal share would phase down to 90% by 2020. The law provided that if a state did not expand its Medicaid program eligibility to 133%, it would risk losing the federal share for all its Medicaid funding and not just the funding for the expansion. On this matter, the Supreme Court upheld the constitutionality of the Medicaid expansion but ruled that the punitive aspects of the provision are unconstitutional meaning that the federal government does not have the authority to terminate existing federal funding for Medicaid if the states do not expand Medicaid. This aspect of the ruling may cause some states to refuse to expand Medicaid eligibility thereby limiting the number of individuals with access to health insurance.
The implementation of the healthcare reform law has and will continue to result in a transformation of the delivery and payment for health care services in the U.S., including the expansion of health insurance coverage to an estimated 32 million Americans. In addition, there are significant health insurance reforms that have improved patients’ ability to obtain and maintain health insurance. Such measures include: the elimination of lifetime caps; no rescission of policies; and no denial of coverage due to preexisting conditions. The expansion of healthcare insurance and these additional market reforms should result in greater access to the Company’s products.
In response to the U.S. debt-ceiling crisis, Congress passed the Budget Control Act of 2011 on August 2, 2011. Within the Act, Congress created the Joint Select Committee on Deficit Reduction (JSC), which was charged with issuing a formal recommendation on how to reduce the federal deficit by $1.2 trillion to $1.5 trillion over the next ten years. The Budget Control Act provided that if Congress failed to pass a deficit reduction plan by December 23, 2011, a process of sequestration would occur on January 1, 2013 which would result in across-the-board spending cuts to certain government programs, including Medicare, in order to meet the deficit reduction goal. Since the JSC failed to put forth a proposal and Congress ultimately failed to pass a deficit reduction plan, the sequestration process was scheduled to be triggered on January 2, 2013. Congress initially was able to delay sequestration when it passed the American Taxpayer Relief Act of 2012 (H.R. 8) until March 1, 2013. On April 1, 2013, however, Medicare provider payments were cut by two percent under the Budget Control Act of 2011. Although the Bipartisan Budget Act of 2013, signed into law on December 26, 2013, did not provide relief to the two percent sequestration reduction, it did implement 0.5% increase for physician services provided through March 31, 2014.
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
In particular, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti- Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the recently enacted healthcare reform legislation, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the U.S. Health Reform Law provides that the government may assert that a claim including items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult, as virtually any relationship with entities that purchase or refer for our services could implicate the Anti-Kickback Statute.

Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the HHS-OIG issued regulations in July 1991, and additional safe harbor regulation periodically since that time, which the HHS-OIG refers to as safe harbors. These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical and medical device companies, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions safeguards against prosecution under the federal Anti- Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy each element of an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the HHS-OIG or federal prosecutors. Additionally, there are certain statutory exceptions to the federal Anti-Kickback Statute, one or more of which could be used to protect a business arrangement, although we understand that the HHS-OIG is of the view that an arrangement that does not meet the requirements of a safe harbor cannot satisfy the corresponding statutory exception, if any, under the federal Anti-Kickback Statute.
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
Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s whistleblower or qui tam provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. In recent years, the number or suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.
When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act also has been used to assert liability of the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or AMP, improper use of Medicare reimbursement information when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s or device’s label), misrepresentations with respect to the services rendered and causing improper claims to be submitted for allegedly unapproved drugs or other products. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. For example, a number of cases brought by local and state government entities are pending that allege generally that our wholly owned subsidiary, EPI, and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. The cost of defending these cases and any other actions that may be brought under the False Claims Act or a similar state law, as well as any sanctions imposed, could adversely affect our financial performance.
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
The Federal Physician Payments Sunshine Act, which is part of the healthcare reform law, imposes federal sunshine provisions, with annual reporting to begin in 2014 for various types of payments to physicians and teaching hospitals, beginning with payments made in 2013. On February 8, 2013, the Centers for Medicare and Medicaid Services (CMS) published a long-awaited final rule implementing the sunshine law. Under the final regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to physicians and teaching hospitals, and the regulations also require the manufacturers and applicable group purchasing organizations (GPOs) to report ownership and investment interests held by physicians or their immediate family members. The final rule sets forth a reporting process that permits physicians, teaching hospitals, and physician owners and investors to dispute information reported by applicable manufacturers and GPOs. Under the regulations, information that is the subject of a dispute not resolved within the initial allotted 60-day review and dispute resolution period will be posted on CMS's public website in the manner in which it was submitted by the manufacturer or GPO, rather than in a manner that includes the version provided by the disputing physician, teaching hospital, or physician owner or investor. Under the rule, applicable manufacturers and GPOs must begin collecting the required data on August 1, 2013, and must submit their first reports to CMS by March 31, 2014. When fully implemented, failure to comply with required reporting requirements could subject manufacturers and others to substantial civil money penalties.
Healthcare Privacy and Security Laws
HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act) and their implementing regulations (collectively, HIPAA), establish, among other things, standards for the privacy, security and notification of the security breach of certain individually identifiable health information (protected health information). To the extent that one of our business units is a business associate under HIPAA because it receives protected health information from a health care provider, health plan or other covered entity to provide a service on behalf of the covered entity, the business unit is directly subject to the privacy, security and breach notification standards and the HIPAA civil and criminal enforcement scheme. The HITECH Act, adopted in 2009 as part of the American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.
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
Acquisitions, License and Collaboration Agreements
We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through selective product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. For a full discussion, including agreement terms and status, see our disclosures under Note 11.

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
Employees
As of February 20, 2014, we have 3,371 employees, of which 238 are engaged in research and development and regulatory work, 641 in sales and marketing, 1,148 in manufacturing, 385 in quality assurance and 959 in general and administrative capacities. Our employees are not represented by unions and we believe that our relations with our employees are good.
Executive Officers of the Registrant
The following table sets forth information as of February 20, 2014 regarding each of our current executive officers:

Name	Age	Position and Offices
Rajiv De Silva	47	President and Chief Executive Officer and Director
Suketu P. Upadhyay	44	Executive Vice President, Chief Financial Officer
Donald W. DeGolyer	52	Chief Operating Officer of Endo Pharmaceuticals Inc.
Ivan P. Gergel, M.D.	53	Executive Vice President, Research and Development and Chief Scientific Officer
Caroline B. Manogue	45	Executive Vice President, Chief Legal Officer and Secretary
Camille Farhat	44	President of American Medical Systems
Biographies
Our executive officers are briefly described below:
RAJIV DE SILVA, 47, is President, Chief Executive Officer and a Director of Endo. Prior to joining Endo in March 2013, Mr. De Silva served as the President of Valeant Pharmaceuticals International, Inc. from October 2010 to January 2013 and served as its Chief Operating Officer, Specialty Pharmaceuticals from January 2009 until January 2013. He was responsible for all specialty pharmaceutical operations, including sales and marketing, research and development, manufacturing and business development. He has broad international experience, having managed businesses in the United States, Europe, Canada, Latin America, Asia, South Africa and Australia/New Zealand. Prior to joining Valeant, Mr. De Silva held various leadership positions with Novartis. He served as President of Novartis Vaccines USA and Head, Vaccines of the Americas at Novartis. During this time, he played a key leadership role at Novartis’ Vaccines & Diagnostics Division. Mr. De Silva also served as President of Novartis Pharmaceuticals Canada. He originally joined Novartis as Global Head of Strategic Planning for Novartis Pharma AG in Basel, Switzerland. Prior to his time at Novartis, Mr. De Silva was a Principal at McKinsey & Company and served as a member of the leadership group of its Pharmaceuticals and Medical Products Practice. Mr. De Silva was a Director of AMAG Pharmaceuticals, Inc. and is currently a Member of the Board of Trustees at Kent Place School in Summit, NJ. He holds a Bachelor of Science in Engineering, Honors from Princeton University, a Master of Science from Stanford University and a Master of Business Administration with Distinction from the Wharton School at the University of Pennsylvania.
SUKETU UPADHYAY, 44, is Executive Vice President and Chief Financial Officer, joined Endo in September 2013. Prior to joining Endo, since 2010, Mr. Upadhyay served as Interim Chief Financial Officer as well as Senior Vice President of Finance and Corporate Controller of Becton, Dickinson & Co (BD). In addition to other executive finance roles at BD, from 2007 to 2010, he served in various finance leadership roles at AstraZeneca and Johnson & Johnson. Mr. Upadhyay spent the early part of his career in public accounting with KPMG and received his CPA in May 1996.  He received a Bachelor of Science in Finance from Albright College and received a Master of Business Administration from The Fuqua School of Business at Duke University.
DONALD DeGOLYER, 52, Chief Operating Officer, Pharmaceuticals, joined Endo in August 2013.  In this role he leads both the Qualitest and Endo Pharmaceuticals businesses as fully integrated business units. Prior to joining Endo, Mr. DeGolyer served as President of Sandoz Inc. (a Novartis company) the second largest generics company in the world.   While at Novartis, Mr. DeGolyer held various senior leadership positions including, US Managed Markets, Established Medicines for Novartis Pharmaceuticals and was a member of the Executive Committee.  Prior to Novartis, Mr. DeGolyer held positions of increasing responsibilities with Johnson and Johnson for 11 years in pharmaceutical commercial roles including senior leadership positions in marketing and sales.

Additionally, Mr. DeGolyer has international pharmaceutical experience and health information technology expertise, having held senior leadership roles at Oxford GlycoSciences Plc and ParkStone Medical, respectively.  He began his career at Pfizer in sales and sales management.  Mr. DeGolyer served as Vice Chairman on the Executive Committee and Board of Directors for the Generic Pharmaceutical Association (GPhA).  He holds a Masters of Business Administration from Fairleigh Dickinson University and is a graduate of University of Rochester.
IVAN P. GERGEL, M.D., 53, was appointed Executive Vice President, Research & Development and Chief Scientific Officer in April 2008. Prior to joining Endo, Dr. Gergel was Senior Vice President of Scientific Affairs and President of the Forest Research Institute of Forest Laboratories Inc. Prior to that, Dr. Gergel served as Vice President and Chief Medical Officer at Forest and Executive Vice President of the Forest Research Institute. He joined Forest in 1998 as Executive Director of Clinical Research following nine years at SmithKline Beecham, and was named Vice President of Clinical Development and Clinical Affairs in 1999. Dr. Gergel received his M.D. from the Royal Free Medical School of the University of London and an MBA from the Wharton School. Dr. Gergel is a member of the Board of Directors of Pennsylvania BIO, as well as a member of the Board of Directors of the PhRMA Foundation and has served as a Member of PhRMA’s Scientific and Regulatory Executive Committee.
CAROLINE B. MANOGUE, 45, has served as Executive Vice President, Chief Legal Officer and Secretary since 2004. Prior to joining Endo in 2000 as Endo’s Senior Vice President, General Counsel and Secretary, she practiced law in the New York office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP, where she specialized in mergers & acquisitions, securities and corporate law. At Endo, she is responsible for all aspects of the company’s legal function, including securities law, litigation, intellectual property and commercial law, as well as overseeing compliance with current laws and existing pharmaceutical company guidelines relating to, among other things, clinical, sales and marketing practices. In her capacity as Secretary, she is responsible for corporate governance matters and reports directly to the Board of Directors. Ms. Manogue received her J.D. from Fordham Law School and her B.A. cum laude from Middlebury College. She was the 2011-2012 Chairperson of the PhRMA Law Section, and is a member of the Board of Trustees of the Healthcare Institute of New Jersey (HINJ) and a member of HINJ’s Finance and Audit Committee.
CAMILLE FARHAT, 44, joined Endo in September 2012 as President of AMS. Mr. Farhat brings broad global experience from assignments in 10 countries and nine industries over 22 years. He is a business executive with a track record of revitalizing, turning around, and profitably growing businesses. Before joining Endo, Mr. Farhat held the position of General Manager of Baxter Pharmaceuticals & Technologies (BPT). Camille joined Baxter in February 2006 as General Manager of Global Infusion Systems. Prior to Baxter, Mr. Farhat was with Medtronic where he held the position of Vice President of Business Development after he was Global General Manager of Medtronic's Gastroenterology and Urology division. He spent 13 years with General Electric (GE) where he gained broad executive experience with assignments in many businesses, geographies, and functional areas, leading up to his final role with the company as General Manager for the Computed Tomography (CT) business. He holds a Master of Business Administration from Harvard University, a degree in European Union Studies from Institut National d'Etudes Politiques de Paris, and a Bachelor of Sciences (summa cum laude) in International Finance and Accounting from Northeastern University.
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
The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceuticals market include product quality and price, reputation, service and access to scientific and technical information. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the U.S. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc. and Actavis Pharmaceuticals, Inc., vary depending on product category, product dosage strength and drug-delivery systems. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than some of our national competitors in the branded pharmaceuticals sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.
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
Despite our efforts to defend our products, litigation is inherently uncertain, and we cannot predict the timing or outcome of our efforts. If we are not successful in defending our intellectual property rights or opt to settle, or if a product's marketing exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic versions of our products, which could significantly decrease our revenues and could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our stock price. Due in large part to the materiality of our revenues from Lidoderm®, Opana® ER and Voltaren® Gel (for which our marketing exclusivity rights expired in October 2010), as well as the fact that multiple ANDAs have been filed for Lidoderm® and both the original and crush-resistant formulations of Opana® ER, we believe our most significant risks from generic competition relate to these products. Additionally, although we no longer market the non-crush resistant formulation of Opana® ER, generic versions of this formulation are commercially available, which have resulted and may continue to result in reduced sales of our crush-resistant formulation. For a complete description of the related legal proceedings, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".

Lidoderm® accounted for 23% of our total revenues for the year ended December 31, 2013, 34% in 2012 and 33% in 2011. Opana® ER accounted for 9% of our total revenues for the year ended December 31, 2013, 11% in 2012 and 15% in 2011. Voltaren® Gel accounted for 7% of our total revenues for the year ended December 31, 2013, 4% in 2012 and 6% in 2011. Although these percentages have generally decreased in recent years as a result of strategic acquisitions and organic growth of our Endo Pharmaceuticals product portfolio, these products continue to represent significant percentages of our total revenues. Our revenues from Lidoderm® have been negatively affected by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®, and these revenues could decrease further should one or more additional generic versions launch. Impax's and Actavis's launch of generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013, respectively, adversely affected our results of operations since January 2, 2013 and will likely continue to do so in the future. Should additional generic competition enter the market for either formulation of Opana® ER, our revenues from Opana® ER could decrease further. Similarly, the launch of a generic version of Voltaren® Gel or any of our other products could negatively affect that product's revenues. Decreases in revenue related to generic competition could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our stock price.
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
Our business exposes us to potential liability risks that arise from the testing, manufacturing, marketing and sale of our products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Product liability is a significant commercial risk for us. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical and/or medical device companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs' counsel now have a wide variety of tools to advertise their services and solicit new clients for litigation. Thus, we could expect that any significant product liability litigation or mass tort in which we are a defendant will have a larger number of plaintiffs than such actions have seen historically because of the increasing use of wide-spread and media-varied advertising. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective, which would also result in adverse publicity as well as in costs connected to the recall and loss of revenue.
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
Also, Qualitest Pharmaceuticals and, in certain cases, the Company and certain of our other subsidiaries, have been named as defendants in lawsuits that were filed after the September 2011 recall of several lots of Qualitest Pharmaceuticals’ oral contraceptive products in which the plaintiffs seek out-of-pocket losses, medical expenses, and other damages associated with the alleged failure of these products. Three of these lawsuits sought certification of a nationwide class of all patients who used the recalled products. We have successfully defeated certification of such a class in two of these cases. The issue of whether a class will be certified in the third matter has not yet been resolved. We may be subject to liabilities arising out of these cases, and may be responsible for certain costs of managing these cases. We intend to contest all of these cases vigorously. Additional litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, though given the date of the recall and the fact that these products are taken on a monthly basis, we believe the likelihood that additional cases will be filed in the future is remote.

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
As previously discussed, there have been FDA actions to continue to advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). Additionally, AMS and, in certain cases, the Company or certain of its other subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function, and permanent deformities. On February 7, 2012, the U.S. Judicial Panel on Multidistrict Litigation (MDL) issued an order to consolidate and transfer certain of these claims filed against AMS in various federal courts to the Southern District of West Virginia as MDL 2325. We may be subject to liabilities arising out of these cases, and are responsible for the cost of managing these cases. We intend to contest all of these cases vigorously but will also explore all options as appropriate in the best interests of the Company. However, there can be no assurance that our defense will be successful, and any defense may result in significant expense and divert management's attention from our business. We believe it is reasonably possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the State of California, and have subsequently received additional subpoenas from other states. We are cooperating fully with this investigation. At this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Most of our total revenues come from a small number of products.
The following table provides a breakdown of our revenues for the years ended December 31 (dollars in thousands). We have retrospectively revised the segment presentation for all periods presented reflecting the change from four to three reportable segments.

	2013		2012		2011
	$	%	$	%	$	%
Lidoderm®	$602,998	23	$947,680	34	$825,181	33
Opana® ER	227,878	9	299,287	11	384,339	15
Voltaren® Gel	170,841	7	117,563	4	142,701	6
Percocet®	105,814	4	103,406	4	104,600	4
Frova®	60,927	2	61,341	2	58,180	2
Fortesta® Gel	65,860	3	30,589	1	14,869	1
Supprelin® LA	58,334	2	57,416	2	50,115	2
Other brands	101,363	4	60,702	2	77,782	3
Total Endo Pharmaceuticals*	$1,394,015	53	$1,677,984	60	$1,657,767	66
Qualitest	730,666	28	633,265	22	566,854	22
AMS	492,226	19	504,487	18	300,299	12
Total revenues*	$2,616,907	100	$2,815,736	100	$2,524,920	100
__________

*	Percentages may not add due to rounding.

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
Our success, competitive position and future income will depend in part on our ability to obtain patent protection relating to the technologies, processes and products we are currently developing and those we may develop in the future. Our policy is to seek patent protection for technologies, processes and products we own and to enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. If an invention qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We cannot assure you that a third party will not infringe upon, design around or develop uses not covered by any patent issued or licensed to us or that these patents will otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office (PTO) by analogous foreign offices or in legal proceedings. Moreover, we believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and, accordingly, our patent position may be stronger in the U.S. than abroad. Foreign patents may be more difficult to protect and enforce and/or the remedies available may be less extensive than in the U.S. Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize certain of our patents internationally. Because unissued U.S. patent applications are typically not published for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by our pending patent applications or the first to file patent applications on those inventions. Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others may file patent applications and may receive patents that may conflict with patents or patent applications we have obtained or licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. We cannot assure you that any of our pending patent applications will be allowed, or, if allowed, whether the scope of the claims allowed will be sufficient to protect our products. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, this could have a material adverse effect on our business. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.
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
Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2013 and 2012, goodwill and other intangibles comprised approximately 49% and 59%, respectively, of our total assets. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The procedures and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing, and the results of our testing, are discussed in Part II, Item 7. of this report "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "CRITICAL ACCOUNTING POLICIES AND ESTIMATES " and "RESULTS OF OPERATIONS".
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
We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products and services, including inducements to potential patients to request our products and services. Specifically, the federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Due to recent legislative changes, violations of the Anti-

Kickback Statute also carry potential federal False Claims Act liability. Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the Department of Health and Human Services’ Office of Inspector General has published regulations – known as safe harbors– that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.
We seek to comply with these laws and to fit our relationships with customers and other referral sources within one of the defined safe harbors. We are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from participation in U.S. federal and state healthcare programs (including Medicaid and Medicare). Any liability from such a violation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Also, the federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to, or the knowing use of false statements to obtain payment from, the government. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Private whistleblower plaintiff’s and federal and state authorities recently have brought actions against drug and device manufacturers alleging that the manufacturers’ activities constituted causing healthcare providers to submit false claims, alleging that the manufacturers themselves made false or misleading statements to the federal government, alleging that the manufacturers improperly promoted their products for off-label uses not approved by the FDA, or offered inducements to referral sources that are prohibited by the federal Anti-Kickback Statute, and alleging that the manufacturers caused improper claims to be submitted for allegedly unapproved drugs or other products. To the extent we become the subject of any such investigations or litigation, it could be time-consuming and costly to us and could have a material adverse effect on our business. In addition, if our activities are found to violate federal or state False Claims Act statutes, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.
Many of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development and of REMS, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.
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
With respect to medical devices, such as those manufactured by and AMS, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the FFDCA, or premarket approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) premarket clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support a showing of substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees in connection with FDA's application review. The FDA also has authority under the FFDCA to require a manufacturer to conduct post-market surveillance of a Class II or Class III device. AMS’s currently commercialized products have received premarket clearance or PMA from the FDA under Section 510(k) or 515 of the FFDCA.
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
On January 3, 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for pelvic organ prolapse and of single incision mini-slings for urinary incontinence, such as AMS, to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS received nineteen study orders, of which sixteen have been put on hold for various commercial reasons and three studies for pelvic floor repair and mini-sling products remain active. AMS is continuing to work with the FDA to comply with these outstanding orders. In its order, the FDA also noted that it is still considering the recommendation of an advisory committee, made on September 9, 2011, that urogynecological surgical mesh for transvaginal repair of pelvic organ prolapse be reclassified from Class II to Class III. Finally, as discussed, on March 27, 2013, the FDA updated its Urogynecologic Surgical Mesh Implant webpage to include additional information about the use of mesh for repair of stress urinary incontinence.
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
On July 29, 2011, the IOM released its report, which recommended that the FDA move towards replacing the current 510(k) review process, which is based on “substantial equivalence” determinations, with a new “integrated premarket and post-market regulatory framework” that provides a reasonable assurance of safety and efficacy. The IOM also recommended that the FDA prioritize enhancement of its post-market surveillance program. The IOM also stated that it was unable to study fully the seven specific actions referred to it by the FDA because the requests came at the end of its review. The FDA decided not to act on the IOM recommendation to replace the 510(k) substantial equivalence framework, but since January 2011, CDRH has issued numerous guidance documents and proposed and final regulations impacting all medical devices (PMA and 510(k)), that have the potential to significantly impact how the FDA regulates medical devices. These include issuing guidance on data requirements for pivotal clinical investigations for medical devices, on CDHR's evaluation of substantial equivalence in premarket notification 510(k) submissions, on presubmission meetings for investigational device exemption (IDEs), including with regard to multiple predicate devices, and on its decisions on whether and how to approve a device clinical study, among other draft guidance. While the FDA issued and withdrew (pursuant to a requirement of the MDUFMA legislation), a draft guidance on when device modifications require a new 510(k), it plans to issue another draft guidance on device modification requirements. In addition, the FDA issued a final rule that will require a unique identifier on distributed devices for tracking purposes, and a final rule that revises and expands medical device registration and listing requirements. Further, pursuant to the March 2010 healthcare reform law, a medical device tax went into effect January 1, 2013, for devices listed with the FDA.
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
Following an FDA inspection of the solid dose manufacturing facility in Charlotte, North Carolina, that took place from January 14, 2014 through February 14, 2014, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated February 14, 2014, listing observations of the inspector focused on improper adherence to established processes and procedures.  Qualitest Pharmaceuticals is currently drafting a comprehensive response to the observations.

Following an FDA inspection of the tablet manufacturing facility in Huntsville, Alabama in May 2013, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated May 30, 2013. The observations focused on investigations and the proper follow-up and tablet counters.  A comprehensive response was provided to the FDA on June 12, 2013 addressing each observation and providing corrective actions and appropriate remediation plans.  The final corrective action report was sent to the FDA in September 2013.  No further feedback from the FDA has been received.
The FDA also inspected the liquids facility of our Qualitest Pharmaceuticals subsidiary in Huntsville, Alabama in March 2013, with no 483s issued.
In February 2013, the FDA conducted an inspection of AMS's Minnetonka, Minnesota facility.  Following such inspection, the FDA issued two observations on a Form 483 Notice of Inspectional Observations.  Both observations related to timeliness of complaint handling procedures. AMS provided a written response to the FDA on February 28, 2013 detailing proposed corrective actions.  AMS has provided the FDA updates on the progress on these corrective actions, which are substantially complete.  In February 2014, the FDA conducted another inspection of AMS's Minnetonka, Minnesota facility. Following such inspection, the FDA issued three observations on a Form 483.  These observations relate to process validation, and timeliness of completion of post market surveillance reports and risk management reports.  AMS is committed to resolving these issues and is currently drafting a comprehensive response to the observations, detailing proposed corrective actions.  The Minnetonka, Minnesota facility will continue to manufacture products while AMS works with the FDA to address these observations.
The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. Failure to comply with applicable legal requirements subjects the Qualitest Pharmaceuticals facilities to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. Were we not able to manufacture products at the Qualitest Pharmaceuticals facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a negative impact on our business, results of operation, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials."
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
On January 14, 2011, the FDA announced in the Federal Register that it was taking steps to reduce the maximum strength of acetaminophen in prescription combination drug products to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. A variety of prescription combination drug products include acetaminophen, such as those that contain the opioids oxycodone hydrochloride or hydrocodone bitartrate and acetaminophen, among others. Specifically, the FDA announced that it was asking product sponsors to limit the maximum strength of acetaminophen per dosage unit of the prescription combination drug products to 325 mg over a three-year phase-out period. On January 14, 2014, FDA issued a recommendation that healthcare professionals discontinue prescribing and dispensing prescription combination products containing more than 325 milligrams of acetaminophen per dosage unit. The FDA also stated that it intends to initiate proceedings to withdraw approval of prescription combination drug products containing more than 325 mgs of acetaminophen per dosage unit pursuant to its authority under FFDCA. Among the products impacted by the FDA’s action are three Endo combination drug pain relief products: Percocet®, Endocet® and Zydone®; and the Qualitest Pharmaceuticals combination drug pain relief products: butalbital/acetaminophen/caffeine, hydrocodone/

acetaminophen and oxycodone/acetaminophen. In addition, under additional authority granted to the FDA by the FDAAA, the FDA notified holders of approved NDAs and ANDAs that they would be required to modify the labeling of prescription acetaminophen drug products to include a Boxed Warning to include new safety information about acetaminophen and liver toxicity, and a Warning on the potential for allergic reactions. The Company has implemented several measures to comply with the FDA action. Specifically, any high dose prescription product containing more than 325 mg of acetaminophen will have an expiration date that will prevent saleable product remaining in the marketplace after January 2014. In addition, steps are being taken to increase production of similar low dose products, to provide uninterrupted supply to all customers as demand transitions to the alternate products. Nonetheless, these regulatory changes, or others required by the FDA, could have an adverse effect on our business, financial condition, results of operations, and cash flows.
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
Acquisitions, such as acquisitions of Paladin and Boca, may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

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
The Budget Control Act provided that if Congress failed to pass a deficit reduction plan by December 23, 2011, a process of sequestration would occur on January 2, 2013 which would result in across-the-board spending cuts to certain government programs, including Medicare, in order to meet the deficit reduction goal. Congress was able to delay sequestration when it passed the American Taxpayer Relief Act of 2012 (H.R. 8) until March 1, 2013. On April 1, 2013, however, Medicare provider payments were cut by two percent under the Budget Control Act of 2011. Although the Bipartisan Budget Act of 2013, signed into law on December 26, 2013, did not provide relief to the two percent sequestration reduction, it did implement 0.5% increase for physician services provided through March 31, 2014.
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
In February, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which appropriates $1.1 billion to fund comparative effectiveness research (CER) relating to healthcare treatments. In March 2010, the President signed healthcare reform legislation, which, among other things, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct CER. Although the concept of CER now has significant momentum, numerous unresolved and potentially contentious issues remain, and stakeholders are following implementation of these new laws closely. Depending on how CER is implemented, CER could possibly present regulatory and reimbursement issues under certain circumstances. For additional discussion of this healthcare reform legislation, see the risk described under the caption “While healthcare reform may increase the number of patients who have insurance coverage for our products, its cost containment measures may adversely affect reimbursement for our products."
Third party payors could refuse to reimburse healthcare providers for use of AMS’s current or future products, which could negatively impact our business, results of operations, financial condition and cash flows.
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
We primarily sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the three years ended December 31 are as follows:

	2013	2012	2011
Cardinal Health, Inc.	21%	25%	27%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	15%	12%	14%
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
In November 2010, we acquired Qualitest Pharmaceuticals’ pharmaceutical manufacturing facilities located in Huntsville, Alabama and Charlotte, North Carolina. The Qualitest Pharmaceuticals facilities currently manufacture many of our generics products. In connection with the AMS acquisition, we acquired AMS’s manufacturing facilities in Minnesota and California, where many of AMS’s products are made. In 2012, we began manufacturing in our facility in Ireland.
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
The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. For example, in 2013, our stock traded between $25.01 and $67.63 per share. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:

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
We are involved in numerous patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, our Qualitest segment is also involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the FTC and the Antitrust Division of the DOJ for review. The FTC has publicly stated that, in its view, some of these settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws. Any adverse outcome of these actions or investigations could have a significant adverse effect on our business, financial condition and results of operations. In addition, some members of Congress have proposed legislation that would limit the types of settlement agreements generic manufacturers can enter into with brand companies. In 2013, the Supreme Court, in FTC v. Actavis, determined that reverse payment patent settlements between generic and brand companies should be evaluated under the rule of reason, and provided limited guidance beyond the selection of this standard. Because the Court did not articulate a precise rule of lawfulness for such settlements, there may be extensive litigation over what constitutes a reasonable and lawful patent settlement between a brand and generic company. Recently, Endo was notified of multiple lawsuits purporting to be class actions brought by direct and indirect payors alleging that its Settlement Agreement with Watson (now Actavis) regarding the Lidoderm® patent litigation was unlawful and in violation of federal antitrust laws, as well as various state laws. Additional similar suits may be filed in the future. The impact of such pending and future litigation, legislative proposals and potential future Supreme Court review is uncertain and could adversely affect Endo’s business, financial condition and results of operations. On February 25, 2014, the Company's subsidiary, EPI received a Civil Investigative Demand (CID) from the United States Federal Trade Commission. The CID requests documents and information concerning EPI's Settlement Agreements with Actavis and Impax relating to the Opana® ER patent litigation and its Settlement Agreement with Actavis relating to the Lidoderm®

patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. EPI intends to fully cooperate with the FTC's investigation. At this time, EPI cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome.
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
Our sales may be adversely affected if physicians do not recommend or use AMS’s products.
We rely upon physicians to recommend or use AMS’s products. Many of AMS’s products are based on new treatment methods. Acceptance of AMS’s products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, potential risks and cost-effectiveness of our products, including these of AMS, compared to competitive products, and on training physicians in the proper application of our products. We believe AMS’s products address major market opportunities and significant patient needs, but if we are unsuccessful in educating physicians about the risks and benefits of AMS’s products, or such products are identified in regulatory agency public health communications, our sales and earnings could be adversely affected.
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

AMS could be adversely affected by special risks and requirements related to its medical products manufacturing business.
AMS is subject to various risks and requirements associated with being medical equipment manufacturer, which could have adverse effects. These include the following:

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

•
the fact that in some foreign countries, medical device sales are strongly determined by the reimbursement policies of statutory and private health insurance companies, i.e., if insurance companies decline reimbursement for AMS’s products, sales may be adversely affected;

•	potential product liability claims for any defective or allegedly defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.
International operations of our AMS segment could expose us to various risks, including risks related to fluctuations in foreign currency exchange rates.
Our AMS segment derives a significant portion of its net sales from operations in international markets. In 2013 and 2012, 36.0% and 34.6%, respectively, of our AMS segment’s total revenues were to customers outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where AMS does business, could affect payment terms and AMS’s ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the euro, British pound, Canadian dollar, Australian dollar, and Swedish krona. Increases in the value of the foreign currencies relative to the U.S. dollar would positively impact our earnings and decreases in the value of the foreign currencies relative to the U.S. dollar would negatively impact our earnings.
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
We currently have a substantial amount of indebtedness. As of December 31, 2013, we have total debt of approximately $3.8 billion in aggregate principal amount. This debt primarily consists of $2.0 billion of senior notes, $1.4 billion secured term loan indebtedness and $379.5 million of convertible senior subordinated notes. As of December 31, 2013, we have availability of $500.0 million under our revolving credit facility, not including an up to $500.0 million uncommitted expansion option available under our 2011 Credit Facility, subject to satisfaction of certain conditions. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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
A substantial portion of our borrowings under the 2011 Credit Facility are at variable rates of interest, exposing us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2013, our total aggregate principal of debt consists of approximately $1.4 billion of floating-rate debt. Based on this amount, a 1% rise in interest rates would result in approximately $14.0 million in incremental annual interest expense. If London Inter-Bank Offer rates (LIBOR) increase in the future, then our floating-rate debt could have a material effect on our interest expense.
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
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and our lenders could terminate all commitments to extend further credit. The instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of other debt agreements. Upon acceleration of certain of our other indebtedness, holders of the notes could declare all amounts outstanding under the notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. We have pledged substantially all of our assets as collateral under the 2011 Credit Facility. If the lenders under the 2011 Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the obligations outstanding under the 2011 Credit Facility and our other indebtedness, including the notes. Furthermore, our borrowings under the 2011 Credit Facility are expected to be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income would decrease. For a description of our indebtedness, see Note 13. Debt in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Risks Related to the Transactions with Paladin
The number of Endo International plc (Endo International) ordinary shares that Endo shareholders will receive as consideration for the merger will be based on a fixed exchange ratio, which will not be adjusted to reflect changes in the market value of Paladin common shares or Endo common stock prior to consummation of the transactions.
As consideration for the merger, each Endo common share then issued and outstanding will be canceled and automatically converted into the right to receive one ordinary share of Endo International, pursuant to a fixed exchange ratio. This one-for-one fixed exchange ratio will not adjust upwards to compensate for changes in the price of Endo’s common stock or Paladin’s common shares prior to the effective time of the transactions. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Endo or Paladin, market assessments of the likelihood that the transactions will be completed, the timing of the transaction, regulatory considerations, general market and economic conditions and other factors. Shareholders are urged to obtain current market quotations for Endo common stock and Paladin common shares.
The cash consideration to be paid to Paladin shareholders may be increased depending on a decline in the market value of Endo common stock.
Although the share consideration to be received by Paladin shareholders will also not be adjusted to reflect changes in the market value of the Endo common stock or Paladin common shares, the cash consideration to be received by Paladin shareholders will be increased if Endo’s 10-day volume weighted average price declines during the ten trading day period ending on the third trading day prior to the Paladin special meeting by more than 7% relative to a reference price of US$44.4642 per share. Full cash compensation (determined on a U.S. dollar basis converted into and paid in Canadian dollars) will be provided by Endo to Paladin shareholders for any share price declines of more than 7% but less than 20% from the reference price. If Endo’s share price declines between 20% and 24% from the reference price during the agreed reference period, Endo will provide cash compensation (determined on a U.S. dollar basis converted into and paid in Canadian dollars) for one half of the incremental decline to Paladin shareholders. Declines in Endo’s share price beyond 24% from the reference price will not give rise to further cash compensation to Paladin shareholders. The maximum amount potentially payable to Paladin shareholders under this price protection mechanism is US$233.0 million.
Failure to consummate the transactions could negatively impact the stock price and the future business and financial results of Endo.
If the transactions are not consummated, the ongoing business of Endo may be materially and adversely affected and, without realizing any of the benefits of having consummated the transactions, Endo will be subject to a number of risks, including the following:

•	Endo may be required to reimburse Paladin for certain expenses incurred by Paladin in connection with certain governmental filings or certain lawsuits, as described in the arrangement agreement;

•
Endo will be required to pay certain costs relating to the transactions, including legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the transactions whether or not the transactions are consummated;

•
the current prices of Endo common stock may reflect a market assumption that the transactions will occur, meaning that a failure to complete the transactions could result in a material decline in the price of Endo common stock;

•	Endo will be required, upon a termination of the arrangement agreement under certain circumstances, to pay Paladin a termination fee of $60.0 million as described in the arrangement agreement.

•
matters relating to the transactions (including integration planning) have required and will continue to require substantial commitments of time and resources by Endo management, which could otherwise have been devoted to other opportunities that may have been beneficial to Endo; and

•
Endo also could be subject to litigation related to any failure to consummate the transactions or related to any enforcement proceeding commenced against Endo to perform its obligations under the arrangement agreement.

If the transactions are not consummated, these risks may materialize and may materially and adversely affect Endo’s business, financial results and stock price.
Endo’s and Paladin’s respective business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the transactions.
Parties with which Endo and Paladin currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the transactions, including with respect to current or future business relationships with Endo, Paladin or Endo International. As a result, Endo’s and Paladin’s business relationships may be subject to disruptions if customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Endo or Paladin. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of Endo International following the closing. The effect of such disruptions could be exacerbated by a delay in the consummation of the transactions or termination of the arrangement agreement.
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, adversely affect the progress of pipeline products or otherwise adversely affect the operations of Endo, Paladin and Endo International.
The success of Endo International after the completion of the merger and the arrangement will depend, in part, upon its ability to retain key employees, especially during the integration phase of the two businesses. Current and prospective employees of Endo and Paladin might experience uncertainty about their future roles with Endo International following completion of the merger, which might materially and adversely affect Endo’s and Endo International’s ability to retain key managers and other employees. In addition, competition for qualified personnel in the biotechnology industry is very intense. If Endo or Paladin lose key personnel or Endo International is unable to attract, retain and motivate qualified individuals or the associated costs to Endo International increase significantly, Endo’s business and Endo International’s business could be materially and adversely affected.
Obtaining required approvals necessary to satisfy the conditions to the completion of the transactions may delay or prevent completion of the transactions, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transactions.
The transactions are subject to closing conditions. These closing conditions include, among others, the receipt of required approvals of Endo and Paladin shareholders, approval of the arrangement by the Québec court, the effectiveness of the registration statement, the receipt by Endo of a tax opinion rendered by Skadden, the expiration or termination of the waiting period under the HSR Act and receipt of Competition Act and Investment Canada Act approvals in Canada and receipt of Competition Act approval in South Africa.
The governmental agencies from which the parties will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Endo International’s business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the transactions or may reduce the anticipated benefits of the transactions. Further, no assurance can be given that the required shareholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If Endo and Paladin agree to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the arrangement and the merger, these requirements, limitations, costs or restrictions could materially and adversely affect the anticipated benefits of the transactions. This could result in a failure to consummate these transactions or have a material adverse effect on Endo International’s business and results of operations.
Endo may waive one or more of the conditions to the merger without resoliciting shareholder approval.
Endo may determine to waive, in whole or in part, one or more of the conditions to its obligations to complete the merger, to the extent permitted by applicable laws. Endo will evaluate the materiality of any such waiver and its effect on its shareholders in light of the facts and circumstances at the time to determine whether any amendment of the proxy statement/prospectus and resolicitation of proxies is required or warranted. In some cases, if Endo’s board of directors determines that such a waiver is warranted but that such waiver or its effect on its shareholders is not sufficiently material to warrant resolicitation of proxies, Endo has the discretion to complete the merger without seeking further shareholder approval. Any determination whether to waive any condition to the merger or as to resoliciting shareholder approval or amending the proxy statement/prospectus as a result of a waiver will be made by Endo at the time of such waiver based on the facts and circumstances as they exist at that time.
Certain of Endo’s executive officers and all of Endo’s directors have interests in the transactions in addition to those of shareholders.
In considering the recommendations of the Endo board of directors with respect to the arrangement agreement, you should be aware that certain of Endo’s executive officers and all of Endo’s directors have financial and other interests in the transactions in addition to interests they might have as shareholders. In particular, it is expected that members of the Endo board of directors and executive officers will become directors and executive officers of Endo International.
As a result of the merger and arrangement, Endo International will incur additional direct and indirect costs.
Endo International will incur additional costs and expenses in connection with and as a result of the transactions. These costs and expenses include professional fees to comply with Irish corporate and tax laws, costs and expenses incurred in connection with holding a majority of the meetings of the Endo International board of directors and certain executive management meetings in Ireland, as well as any additional costs Endo International may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by Endo and Paladin.
If goodwill or other intangible assets that Endo International records in connection with the merger become impaired, Endo International could have to take significant charges against earnings.
In connection with the accounting for the merger, it is expected that Endo International will record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, Endo International must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect Endo International’s results of operations and shareholders’ equity in future periods.
Existing Endo shareholders will own a smaller share of Endo International following completion of the transactions.
Following completion of the transactions, Endo shareholders will own the same number of shares of Endo International that they owned in Endo immediately before the closing. Each Endo International ordinary share, however, will represent a smaller ownership percentage of a significantly larger company. Upon consummation of the merger and arrangement, the former shareholders of Endo are expected to own approximately 77.4% of the outstanding ordinary shares of Endo International on a fully-diluted basis, and the former shareholders of Paladin and holders of Paladin options are expected to own approximately 22.6% of the outstanding ordinary shares of Endo International on a fully-diluted basis.
Until the completion of the transactions or the termination of the arrangement agreement in accordance with its terms, Endo and/or Paladin are prohibited from entering into certain transactions that might otherwise be beneficial to Endo and/or Paladin or their respective shareholders.
During the period that the arrangement agreement is in effect, other than with the other party’s written consent, each of Paladin and Endo are subject to certain restrictions. For example, without Paladin’s written consent, Endo is prohibited from making any acquisition that would be reasonably likely to prevent the transactions from occurring. The foregoing prohibition could have the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time.
Endo has entered into voting agreements with certain Paladin shareholders who owned in the aggregate approximately 34% of the outstanding Paladin common shares as of the date of the arrangement agreement, and termination of the voting agreements could result in significantly decreased support for the arrangement.
The voting agreements may be terminated if the effective date has not occurred by May 5, 2014 (or such later date as agreed to by the parties to the arrangement agreement), if the arrangement agreement is amended by the parties resulting in a reduction in the purchase price payable per security or if the volume weighted average price per share of Endo shares is less than 76% of US$44.4642 during a reference valuation period, which will be the ten trading days ending on the third trading day prior to the date of the special meeting of Paladin shareholders (or if such volume weighted average price is not available, as determined by a calculation agent using a reasonable, good faith estimate of such price for such reference valuation period).
 Risks Related to the Business of Endo International
The global nature of Paladin’s business exposes Endo International to risks associated with adapting to emerging markets and taking advantage of growth opportunities.
The globalization of Paladin’s business, including in Mexico and Brazil, and the increased volume of operations and profits through Litha Health Care Group Limited (Litha), may expose Endo International to increased risks. Emerging markets have been identified as one of Paladin’s growth platforms and is a key element of Paladin’s overall strategy. Any difficulties in adapting to emerging markets and/or a material decline in the anticipated growth rate in any of these regions could impair Endo International’s ability to take advantage of these growth opportunities and affect Endo International’s business, results of operations or financial condition.

There is no assurance that Endo International’s efforts to expand sales in emerging markets or that Paladin’s significant investment in South Africa will succeed. The expansion of Endo International’s activities in emerging markets may further expose Endo International to more volatile economic conditions, political instability and competition from companies that are already well established in these markets and the inability of Endo International to adequately respond to the unique characteristics of these markets, particularly with respect to their regulatory frameworks, the difficulties in recruiting qualified personnel, potential exchange controls, weaker intellectual property protection, higher crime levels and corruption and fraud, could have a material adverse effect on the business of Endo International.
Endo International’s policies and procedures, which are designed to help Endo International, its employees and its agents comply with various laws and regulations regarding corrupt practices and anti-bribery, cannot guarantee protection against liability for actions taken by businesses in which Paladin has historically invested. Failure to comply with domestic or international laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, or the imposition of criminal or civil sanctions, including substantial monetary penalties.
From a financial reporting perspective, differences in banking systems and business cultures could have an adverse effect on the efficiency of internal controls over financial reporting matters. Given the significant learning curve to fully understand the emerging markets’ business, operating environment and the quality of controls in place, Endo International may not be able to adequately assess the efficiency of internal controls over financial reporting or the effects of the laws and requirements of the local business jurisdictions.
Many jurisdictions require specific permits or business licenses, particularly if the business is considered foreign. These requirements including, in particular, requirements in South Africa related to the Broad-Based Black Economic Empowerment Strategy, may affect Endo International’s ability to carry out its business operations in the emerging markets.
The combination of the businesses currently conducted by Endo and Paladin will create numerous risks and uncertainties, which could adversely affect Endo International’s operating results or prevent Endo International from realizing the expected benefits of the merger and the arrangement.
Strategic transactions like the merger and the arrangement create numerous uncertainties and risks and require significant efforts and expenditures. Endo will transition from a standalone public Delaware corporation to being part of a combined company incorporated in Ireland. This combination will entail many changes, including the integration of Paladin and its personnel with those of Endo, and changes in systems. These transition activities are complex, and Endo International may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of Endo International management’s attention to integration of operations and the establishment of corporate and administrative infrastructures;

•	difficulties in achieving anticipated business opportunities and growth prospects from combining the business of Paladin with that of Endo;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees and corporate cultures;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
If any of these factors impairs Endo International’s ability to integrate the operations of Endo with those of Paladin successfully or on a timely basis, Endo International may not be able to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses. In addition, Endo International may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.
In addition, the market price of Endo International ordinary shares may decline following the business combination if, among other things, the integration of Endo and Paladin is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.
The IRS may not agree with the conclusion that Endo International should be treated as a foreign corporation for U.S. federal income tax purposes following the transaction.
Although Endo International will be incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Code. A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Endo International is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Under Section 7874, Endo International would be treated as a foreign corporation for U.S. federal income tax purposes if the former shareholders of Endo own (within the meaning of Section 7874) less than 80% (by both vote and value) of Endo International stock by reason of holding shares in Endo (the “ownership test”). The Endo shareholders are expected to own less than 80% (by both vote and value) of the shares in Endo International after the merger by reason of their ownership of shares of Endo common stock. As a result, under current law, Endo International is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause Endo International to be treated as a domestic corporation for U.S. federal income tax purposes, including with retrospective effect. Further, there can be no assurance that the IRS will agree with the position that the ownership test is satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. Endo’s obligation to complete the transactions is conditional upon its receipt of the Section 7874 opinion from Skadden, dated as of the closing date and subject to certain qualifications and limitations set forth therein, to the effect that Section 7874 of the Code and the regulations promulgated thereunder should not apply in such a manner so as to cause Endo International to be treated as a U.S. corporation for U.S. federal income tax purposes from and after the closing date. However, an opinion of tax counsel is not binding on the IRS or a court. Therefore, there can be no assurance that the IRS will not take a position contrary to Skadden’s Section 7874 opinion or that a court will not agree with the IRS in the event of litigation.
Section 7874 of the Code likely will limit Endo’s and its U.S. affiliates’ ability to utilize certain U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the transactions or certain specified transactions for a period of time following the transaction.
Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 of the Code may limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize certain U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, Endo currently expects that following the transaction, this limitation will apply and as a result, Endo currently does not expect that it or its U.S. affiliates will be able to utilize certain U.S. tax attributes to offset U.S. taxable income, if any, resulting from certain specified taxable transactions.
Future changes to U.S. and non-U.S. tax laws could materially adversely affect Endo International.
Under current law, Endo International is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS, could adversely affect Endo International’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to Endo International, Endo, their respective shareholders and affiliates, and/or the transaction. In addition, recent legislative proposals would expand the scope of U.S. corporate tax residence, and such legislation, if enacted, could have a material and adverse effect on Endo International.
In addition, the U.S. Congress, the Organization for Economic Co-operation and Development, and other Government agencies in jurisdictions where Endo International and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations and there are several current legislative proposals that, if enacted, would substantially change the U.S. federal income tax system as it relates to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Endo International and its affiliates do business could change on a prospective or retroactive basis, and any such changes could materially and adversely affect Endo International.
The tax treatment of the merger to Endo shareholders is uncertain and cannot be known until after the transaction is completed.
For U.S. federal income tax purposes, the merger is intended to qualify as a non-taxable “reorganization” in which (i) Merger Sub will merge with and into Endo with Endo as the surviving corporation in the merger, and (ii) Endo shareholders will exchange their Endo common stock for Endo International ordinary shares received from both Endo International and Endo U.S. Inc. in the Endo share exchange. Under current U.S. federal income tax law, Endo shareholders generally are expected to not recognize any gain or loss on the Endo share exchange. Such non-recognition treatment is not certain, however, and there is risk that U.S. holders of Endo common stock will be required to recognize gain (but not loss) on the Endo share exchange because non-recognition treatment depends on the application of new and complex provisions of U.S. federal income tax law as well as certain facts that are subject to change and that cannot be known prior to the end of the year in which the merger is completed, including the aggregate gain of U.S. shareholders in their Endo common stock as of the closing date and the earnings and profits of Endo U.S. Inc. for the taxable year that includes the closing date.
Endo International is expected to be subject to U.S. federal withholding tax as a result of Endo U.S. Inc.’s subscription for Endo International ordinary shares in exchange for its promissory note.
If the merger qualifies as a reorganization under Section 368(a) of the Code and Section 367(a) of the Code does not apply, Endo International should be treated for U.S. tax purposes as receiving a distribution from Endo U.S. Inc. immediately prior to the merger. The deemed distribution for U.S. tax purposes will be treated as a taxable dividend to the extent of Endo U.S. Inc.’s current and accumulated earnings and profits for the year of the deemed distribution and such dividend will be subject to U.S. withholding tax (at a rate of 5%) in accordance with the Convention between Ireland and the United States of America with Respect to Taxes on Income and Capital Gains, signed July 28, 1997, as amended, (Ireland-U.S. Tax Treaty). The amount of Endo U.S. Inc.’s current and accumulated earnings and profits for the year of the deemed distribution is uncertain, but could be substantial.
Notwithstanding the foregoing, if it is determined that Section 367(a) of the Code does apply, the deemed distribution and U.S. withholding tax rules would not apply.
Paladin is currently not subject to the compliance obligations of the Sarbanes-Oxley Act of 2002 and Endo International may not be able to timely and effectively implement controls and procedures over Paladin’s operations as required under the Sarbanes-Oxley Act of 2002.
Paladin is currently not subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. Subsequent to the completion of the transactions, Endo International will need to timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Endo International intends to take appropriate measures to establish or implement an internal control environment at Paladin aimed at successfully adopting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is possible that Endo International may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for Endo International ordinary shares.
Risks Related to the Financial Condition of Endo International
Growing the business of Endo International will require the commitment of substantial resources, which could result in future losses or otherwise limit the opportunities of Endo International.
Growing the Endo International business over the longer-term will require us to commit substantial resources towards in-licensing and/or acquiring new products and product candidates, or towards costly and time-consuming product development and clinical trials of Endo International product candidates. It will also require continued investment in the commercial operations of Endo International. Endo International’s future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from Endo International commercial products and the costs of Endo International’s commercial operations;

•	the extent of generic competition for Endo International products;

•	the cost of acquiring and/or licensing new products and product candidates;

•	the scope, rate of progress, results and costs of Endo International’s development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory activities and third-party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.
One of Endo International’s goals will be to expand the business through the licensing, acquisition and/or development of additional products and product candidates. There can be no assurance that Endo International’s funds will be sufficient to fund these activities if opportunities arise, and Endo International may be unable to expand the business if it does not have sufficient capital or cannot borrow or raise additional capital on attractive terms.
Endo International may not be able to successfully maintain its low tax rates, which could adversely affect its business and financial condition, results of operations and growth prospects.
Endo International will be incorporated in Ireland and will maintain subsidiaries in the United States, Canada and South Africa. Taxing authorities, such as the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. The IRS may challenge the Endo International structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating the Endo International business. Endo International cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If Endo International is unsuccessful, it may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require Endo International to reduce its operating expenses, decrease efforts in support of its products or seek to raise additional funds, all of which could have a material adverse effect on the Endo International business, financial condition, results of operations and growth prospects.

Risks Related to the Endo International Ordinary Shares
The market price of Endo International ordinary shares may be volatile, and the value of your investment could materially decline.
Investors who hold Endo International ordinary shares may not be able to sell their shares at or above the price at which they purchased the Endo common stock. The prices of Endo and Paladin common shares have fluctuated materially from time to time, and Endo International cannot predict the price of its ordinary shares. The risk factors described above could cause the price of Endo International ordinary shares to fluctuate materially. In addition, the stock market in general, including the market for specialty pharmaceutical companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of Endo International ordinary shares, regardless of Endo International’s operating performance. In addition, the Endo International stock price may be dependent upon the valuations and recommendations of the analysts who cover the Endo International business, and if its results do not meet the analysts’ forecasts and expectations, Endo International’s stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against Endo International, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect Endo International’s business, financial condition, results of operations and growth prospects.
Future sales of Endo International ordinary shares in the public market could cause volatility in the price of Endo International ordinary shares or cause the share price to fall.
Sales of a substantial number of Endo International ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of Endo International ordinary shares, and could impair Endo International’s ability to raise capital through the sale of additional equity securities.

The Endo International ordinary shares to be received by Endo shareholders in connection with the merger will have different rights from the Endo common stock.
Upon consummation of the merger, Endo shareholders will become Endo International shareholders and their rights as shareholders will be governed by Endo International’s memorandum and articles of association and Irish law. The rights associated with Endo common stock are different from the rights associated with Endo International ordinary shares.
Endo International will not have sufficient distributable reserves to pay dividends or repurchase or redeem shares following the merger and the arrangement even if considered appropriate by the Endo International board of directors unless it is permitted by the Irish High Court to create distributable reserves. This is because, under Irish law, dividends may only be paid, and share purchases and redemptions must generally be funded out of, distributable reserves. Endo International can provide no assurance that Irish High Court approval of the creation of distributable reserves will be forthcoming.
If Endo International proposes to pay dividends or to repurchase or redeem shares in the future, it may be unable to do so under Irish law. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” Endo International will not have distributable reserves immediately following the closing even if the proposals to approve the creation of distributable reserves of Endo International, are approved by the Endo and Paladin shareholders. The creation of distributable reserves requires the approval of the Irish High Court which Endo International plans to seek following completion of the merger. Endo International is not aware of any reason why the Irish High Court would not approve the creation of distributable reserves; however, the issuance of the required order is a matter for the discretion of the Irish High Court and there is no guarantee that such approval will be forthcoming. Even if the Irish High Court does approve the creation of distributable reserves, it may take substantially longer than the parties anticipate.
Endo International does not expect to pay dividends for the foreseeable future, and you must rely on increases in the trading prices of the Endo International ordinary shares for returns on your investment.
Endo has never paid cash dividends on its common stock. Endo International does not expect to pay dividends in the immediate future. Endo International anticipates that it will retain all earnings, if any, to support its operations. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of the Endo International board of directors and will depend on Endo International’s financial condition, results of operations, capital requirements and other factors the Endo International board of directors deems relevant. Holders of Endo International ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.
After the completion of the merger, attempted takeovers of Endo International will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
Delaware’s anti-takeover statutes and laws regarding directors’ fiduciary duties give the boards of directors broad latitude to defend against unwanted takeover proposals. Following the closing, Endo International will become subject to Irish Takeover Rules, under which the Endo International board of directors will not be permitted to take any action which might frustrate an offer for Endo International ordinary shares once it has received an approach which may lead to an offer or has reason to believe an offer is imminent. Further, it could be more difficult for Endo International to obtain shareholder approval for a merger or negotiated transaction after the closing of the business combination because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law than under Delaware law.
Following the completion of the merger, a future transfer of Endo International ordinary shares may be subject to Irish stamp duty.
Transfers of Endo International ordinary shares could be subject to Irish stamp duty. However, transfers of Endo International ordinary shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty.
A submission is being made to the Irish Revenue Commissioners to seek confirmation in relation to the operation of stamp duty in respect of the transfer of book entry interests in Clearing and Depositary Services Inc. (CDS). If this confirmation is obtained, transfers of Endo International ordinary shares effected by means of the transfer of book entry interests in CDS will not be subject to Irish stamp duty. No assurance can be given that this confirmation will be forthcoming.
It is anticipated that the majority of Endo International ordinary shares will be traded through DTC and/or CDS by brokers who hold such shares on behalf of customers.
Endo International ordinary shares held directly (i.e a registered shareholder) could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired) on any transfer. Payment of Irish stamp duty is generally a legal obligation of the transferee.
The imposition of stamp duty could adversely affect the price of your shares.
Dividends paid by Endo International may be subject to Irish dividend withholding tax.
In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on Endo International ordinary shares. A number of exemptions from dividend withholding tax exist, such that shareholders resident in European Union member states (other than Ireland) or other countries with which Ireland has signed a double tax treaty, which would include the U.S. or Canada, should generally be entitled to exemptions from dividend withholding tax provided that the appropriate documentation is in place. Please note the requirement to complete certain dividend withholding tax forms in order to qualify for many of the exemptions.
It is expected that shareholders resident in the U.S. who hold their shares through DTC may not be subject to dividend withholding tax if the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by Endo International).
However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of shares.
After the transaction, dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.
Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from Endo International will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in Endo International (for example, they are resident in Ireland). Shareholders who receive dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends.
Risks Related to the Tax Consequences of the Merger and Arrangement
Certain Irish Tax Consequences of the Merger and Arrangement
No Irish tax should arise for Endo shareholders or Paladin shareholders pursuant to the merger and the arrangement, unless such shareholders are resident or ordinarily resident in Ireland or hold such shares in connection with a trade carried on in Ireland through an Irish branch or agency.
It is recommended that each shareholder or shareholder consult his or her own tax advisor as to the tax consequences of holding shares in and receiving dividends from Endo International.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our significant properties at December 31, 2013 are as follows:

Location	Purpose	Approximate Square Footage	Ownership
Corporate Properties:
Malvern, Pennsylvania	Corporate Headquarters	299,000	Leased(1)
Austin, Texas	Shared Services Center	15,730	Leased(2)
Chadds Ford, Pennsylvania	Former Corporate Headquarters*	64,424	Leased(3)
Chadds Ford, Pennsylvania	Former Corporate Headquarters*	48,600	Leased(4)
Chadds Ford, Pennsylvania	Former Corporate Headquarters*	23,949	Leased(5)
Endo Pharmaceuticals Segment Properties:
Cranbury, New Jersey	Distribution/Manufacturing	51,000	Leased(6)
Qualitest Segment Properties:
Westbury, New York	Research & Development	24,190	Leased(7)
Huntsville, Alabama	Qualitest Pharmaceuticals Headquarters/Distribution	280,000	Owned
Huntsville, Alabama	Distribution/Manufacturing/Laboratories	180,000	Owned
Huntsville, Alabama	Distribution/Manufacturing/Laboratories	309,000	Owned
Charlotte, North Carolina	Distribution/Manufacturing/Laboratories	60,000	Owned
Charlotte, North Carolina	Distribution	58,000	Leased(8)
AMS Segment Properties:
Minnetonka, Minnesota	AMS Headquarters/Warehouse/Research & Development/Manufacturing	230,000	Owned
Westmeath, Ireland	AMS Manufacturing	33,700	Leased(9)
San Jose, California	AMS Office/Manufacturing/Research & Development/Warehouse	68,644	Leased(10)
Properties classified as Assets Held for Sale:
Austin, Texas	HealthTronics, Inc. Headquarters and Manufacturing/Service Center	80,236	Leased(11)
 __________

(1)	Lease term ends December, 2024

(2)	Lease term ends December, 2017

(3)	Lease term ends January, 2015

(4)	Lease term ends March, 2018

(5)	Lease term ends January, 2015

(6)	Lease term ends March, 2015

(7)	Lease term ends May, 2015. In connection with the consolidation of our generics research and development operations to Huntsville, Alabama, we exited this facility in February 2013.

(8)	Lease term ends May, 2021

(9)	Initial lease term ends January, 2021

(10)	Lease term ends October, 2016

(11)	Lease term ends December, 2017

*	In connection with the relocation of our headquarters to Malvern, Pennsylvania, we exited these properties in early 2013.
Item 3.        Legal Proceedings
The disclosures under Note 14. Commitments and Contingencies of the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" are incorporated into this Part I, Item 3. by reference.
Item 4.        Mine Safety Disclosures
Not applicable.
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

	Endo Common Stock
	High	Low
Year Ended December 31, 2013
1st Quarter	$33.32	$25.01
2nd Quarter	$39.82	$30.39
3rd Quarter	$46.09	$36.17
4th Quarter	$67.63	$43.12
Year Ended December 31, 2012
1st Quarter	$39.29	$32.82
2nd Quarter	$38.96	$28.83
3rd Quarter	$33.86	$28.89
4th Quarter	$33.03	$25.49
Holders. As of February 20, 2014, we estimate that there were approximately 55 record holders of our common stock.
Dividends. We have never declared or paid any cash dividends on our capital stock. In June 2011, we established a new credit facility with Morgan Stanley Senior Funding, Inc., as administrative agent, Bank of America, N.A., as Syndication Agent, and certain other lenders. We also entered into indentures in June 2011 and November 2010 among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, which governs the terms of the Company’s $2.0 billion aggregate principal amount of senior notes. Subject to certain limitations, we are permitted to pay dividends under the terms of our currently existing indebtedness.
Performance Graph. The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock with that of the cumulative total stockholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2008 and ending December 31, 2013. The graph assumes $100 invested on December 31, 2008 in the Company’s common stock and in each of the comparative indices. Our historic stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2008	2009	2010	2011	2012	2013
Endo Health Solutions Inc.	$100.00	$79.29	$137.98	$133.42	$101.35	$260.66
NASDAQ Composite Index	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Pharmaceutical Index	$100.00	$104.90	$109.55	$125.16	$172.74	$284.56
Recent sales of unregistered securities; Use of proceeds from registered securities. During the fourth quarter of 2013, the Company did not sell any unregistered securities.

Purchase of equity securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo Health Solutions Inc. common stock by the Company during the three-months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
October 1, 2013 to October 31, 2013	—	—	—	$250,000,024
November 1, 2013 to November 30, 2013	—	—	—	$250,000,024
December 1, 2013 to December 31, 2013	—	—	—	$250,000,024
Total	—	—	—
__________

(1)
In August 2012, our Board of Directors approved a share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450.0 million of shares of its outstanding common stock and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2012 Share Repurchase Plan at December 31, 2013. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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
The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$2,616,907	$2,815,736	$2,524,920	$1,614,085	$1,460,841
Operating (loss) income from continuing operations	(425,625)	(539,935)	464,978	447,547	390,024
(Loss) income from continuing operations before income tax	(559,567)	(730,423)	306,442	402,341	359,660
(Loss) income from continuing operations	(535,500)	(694,008)	194,358	265,838	266,336
Discontinued operations, net of tax	(96,914)	5,987	47,707	21,182	—
Consolidated net (loss) income	(632,414)	(688,021)	242,065	287,020	266,336
Less: Net income attributable to noncontrolling interests	52,925	52,316	54,452	28,014	—
Net (loss) income attributable to Endo Health Solutions Inc.	$(685,339)	$(740,337)	$187,613	$259,006	$266,336
Basic and Diluted net (loss) income per share attributable to Endo Health Solutions Inc.:
Continuing operations - basic	$(4.73)	$(6.00)	$1.67	$2.29	$2.27
Discontinued operations - basic	(1.32)	(0.40)	(0.06)	(0.06)	—
Basic	$(6.05)	$(6.40)	$1.61	$2.23	$2.27
Continuing operations - diluted	$(4.73)	$(6.00)	$1.60	$2.25	$2.27
Discontinued operations - diluted	(1.32)	(0.40)	(0.05)	(0.05)	—
Diluted	$(6.05)	$(6.40)	$1.55	$2.20	$2.27
Shares used to compute basic net (loss) income per share attributable to Endo Health Solutions Inc.	113,295	115,719	116,706	116,164	117,112
Shares used to compute diluted net (loss) income per share attributable to Endo Health Solutions Inc.	113,295	115,719	121,178	117,951	117,515
Cash dividends declared per share	$—	$—	$—	$—	$—

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$526,597	$529,689	$526,644	$449,726	$708,462
Total assets	6,571,856	6,568,559	7,292,583	3,912,389	2,488,803
Long-term debt, less current portion, net	3,323,844	3,035,031	3,421,590	1,043,137	322,534
Other long-term obligations, including capitalized leases	966,124	649,134	616,324	232,009	196,678
Total Endo Health Solutions Inc. stockholders’ equity	526,018	1,072,856	1,977,690	1,741,591	1,497,411
Noncontrolling interests	59,198	60,350	61,901	61,738	—
Total stockholders’ equity	$585,216	$1,133,206	$2,039,591	$1,803,329	$1,497,411
Other Financial Data:
Net cash provided by operating activities	$298,517	$733,879	$702,115	$453,646	$295,406
Net cash used in investing activities	$(883,639)	$(88,467)	$(2,374,092)	$(896,323)	$(245,509)
Net cash provided by (used in) financing activities	$579,525	$(645,547)	$1,752,681	$200,429	$(117,128)
The comparability of the forgoing information is impacted by certain charges for asset impairments and certain litigation-related and other matters during 2013 and 2012, and a number of significant acquisitions that have occurred since 2009, along with the debt incurred to finance these acquisitions. These business combinations have had a significant impact on the Company's financial statements in their respective years of acquisition and in subsequent years. This impact results from the consideration transferred by the Company for the acquisition, the initial and subsequent purchase accounting for the underlying acquisition and the post-acquisition consolidation of the acquired entity's assets, liabilities and results of operations.
The assets of the Company's HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
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
The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
Endo Health Solutions Inc., (which we refer to herein as "Endo", the "Company", "we", "our" or "us") is a specialty healthcare company focused on branded and generic pharmaceuticals and devices. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of complementary branded and generic drugs and devices to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology.
We regularly evaluate and, where appropriate, execute on opportunities to expand through acquisition of products and companies in areas that will serve patients and customers and that Endo believes will offer above average growth characteristics and attractive margins. In particular, Endo looks to continue to enhance its product lines by acquiring or licensing rights to additional products and regularly evaluating selective acquisition and license opportunities. Such acquisitions or licenses may be effected through the purchase of assets, joint ventures and licenses or by acquiring other companies.
The following key events and transactions occurred during 2013 as discussed in further detail in the Strategy, Product and Pipeline Developments and Results of Operations sections of Management’s Discussion and Analysis:

•
Rajiv De Silva, Suketu P. Upadhyay and Don DeGolyer were appointed as our new President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Operating Officer of Endo Pharmaceuticals Inc., respectively.

•	Arthur J. Higgins was appointed to the Board of Directors in December 2013, following the resignation of Joseph C. Scodari from the Board of Directors.

•
During the first quarter of 2013, our subsidiary Endo Pharmaceuticals Inc. (EPI) commenced Lidoderm® shipments to the wholesaler affiliate of Watson pursuant to the 2012 Watson Settlement Agreement. On September 16, 2013, Actavis launched its lidocaine patch 5%, its generic version of Lidoderm®.

•
On March 26, 2013, we amended and restated our existing credit agreement to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility.

•
In May 2013, the FDA issued Endo Pharmaceuticals a complete response letter regarding the NDA for AveedTM. The Company subsequently submitted a complete response with respect to the NDA for AveedTM. This complete response was accepted for review by the FDA in September 2013. In connection with this acceptance, the FDA assigned Endo's NDA a new PDUFA action date of February 28, 2014.

•
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

•
On August 28, 2013, Endo announced that it had entered into a definitive agreement to acquire Boca, a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.

•
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin in a stock and cash transaction valued at approximately $2.7 billion as of February 20, 2014. Pursuant to the acquisition, each of Endo and Paladin will be acquired by Endo International, a newly-formed Irish holding company.

•	On December 19, 2013, the Company issued $700.0 million in aggregate principal amount of 5.75% Senior Notes due 2022 at an issue price of par.

•
On December 28, 2013 the Company's Board of Directors approved a plan to sell its HealthTronics business. On January 8, 2014, the Company entered into a definitive agreement to sell its HealthTronics business. We closed the sale of our HealthTronics business on February 3, 2014.

Highlights
The following table is a summary of our financial highlights for the three years ended December 31 (dollars in thousands):

	2013	2012	2011
Total revenues	$2,616,907	$2,815,736	$2,524,920
Total costs and expenses	$3,042,532	$3,355,671	$2,059,942
(Loss) income from continuing operations before income tax	$(559,567)	$(730,423)	$306,442
Income tax	$(24,067)	$(36,415)	$112,084
Discontinued operations, net of tax	$(96,914)	$5,987	$47,707
Net (loss) income attributable to Endo Health Solutions, Inc	$(685,339)	$(740,337)	$187,613
Net (loss) income attributable to Endo Health Solutions, Inc common stockholders-Basic
Continuing operations	$(4.73)	$(6.00)	$1.67
Discontinued operations	$(1.32)	$(0.40)	$(0.06)
Basic	$(6.05)	$(6.40)	$1.61
Net (loss) income attributable to Endo Health Solutions, Inc common stockholders-Diluted
Continuing operations	$(4.73)	$(6.00)	$1.60
Discontinued operations	$(1.32)	$(0.40)	$(0.05)
Diluted	$(6.05)	$(6.40)	$1.55
Cash, cash equivalents and marketable securities	$529,576	$531,435	$545,749
Business Environment
The Company conducts its business within the pharmaceutical and devices industries, which are highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance at our and our third-party manufacturing operations and research and development of new products. To compete successfully for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the Company’s products compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future. Generic competition is one of the Company’s leading challenges. Similarly, the Company competes with other providers with respect to the devices we offer, as well as providers of alternative treatments.
In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon loss of exclusivity, the Company can lose a major portion of that product’s sales in a short period of time. Intellectual property rights have increasingly come under attack in the current healthcare environment. Generic drug firms continue to file ANDAs seeking to market generic forms of certain of the Company’s key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in ANDA filings, the generic firms will then introduce generic versions of the product at issue, resulting in the potential for substantial market share and revenue losses for that product. For a complete description of legal proceedings, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
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
Changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, may impact the Company’s business.
Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. In addition to our pharmaceutical manufacturing operations at our Qualitest Pharmaceuticals locations, we contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG, Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GMBH and Sharp Corporation. Shifting or adding manufacturing capacity can be a lengthy process that could require significant expenditures and regulatory approvals. If for any reason we are unable to continue our internal manufacturing operations or obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Strategy
Our strategy is focused on continuing our progress in becoming a leading global specialty healthcare company. Through a lean and efficient operating model, we are committed to serving patients and customers while continuing to innovate products that make a difference in the lives of its patients. We strive to maximize shareholder value by adapting to market realities and customer needs.
We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow, and leveraging our strong market position while maintaining a streamlined cost structure throughout each of our businesses. Specific areas of management's focus include:

•	Endo Pharmaceuticals: Enhancing performance of organic growth drivers, increasing profitability from the Company’s mature brands and investing in key late-stage pipeline opportunities.

•
Qualitest: Capitalizing on encouraging demand trends for a differentiated portfolio of controlled substances and liquids, and more effective R&D investment by targeting low-risk, high-return opportunities in generics.

•	American Medical Systems: Utilizing its leading position in urology to enhance demand for American Medical Systems’ unique products and services in attractive growth markets.
We remain committed to R&D across each business unit with a particular focus on development capabilities and near-term revenue generating assets. We also seek to identify incremental growth opportunities through product licensing and development.
In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer attractive cost synergies, enhance our strategic position and accelerate future growth.
Since June 2013, we have announced the following acquisitions:

•
On August 28, 2013, Endo announced that it had entered into a definitive agreement to acquire Boca, a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. We believe Boca’s commercial footprint and R&D pipeline are a strong complement to Qualitest.

•
On November 5, 2013, Endo announced that it had entered into a definitive agreement to acquire Paladin, which will accelerate Endo’s strategic transformation to a leading global specialty healthcare company and create a platform for future growth in North America and internationally.

Pipeline Developments
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
On December 2, 2009, we received a Complete Response letter from the FDA regarding AveedTM. In 2010 and 2011, the Company met with the FDA to discuss the existing clinical data provided to the FDA as well as the potential path-forward. In

November 2012, as a follow up to our 2011 meeting with the FDA, the Company submitted a complete response to the FDA after conducting an extensive review of all clinical study and post-marketing data. The FDA held an advisory committee meeting in April 2013, and Endo submitted new data to FDA in August 2013. A new PDUFA date was set for February 28, 2014.
BEMA® Buprenorphine. In January 2012, the Company signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. In January 2014, the Company achieved positive top-line results from its pivotal Phase III efficacy study of BEMA buprenorphine in opioid- naive subjects for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. The second Phase III clinical study of BEMA Buprenorphine in an opioid experienced patient group is ongoing with results anticipated in mid-2014.
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
Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In recent years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. Accordingly, we have entered into DSAs with four of our significant wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.
Under the DSAs, we receive information from our four wholesaler customers about the levels of inventory they held for our branded products as of December 31, 2013. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.
Devices
As a result of our acquisition of AMS, we sell products in this market through a direct sales force. A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the period the related revenue is recognized.
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
Services
Our fees for the urology and pathology services performed by our HealthTronics segment are recorded when the procedure is performed and are based on contracted rates. Management fees from our HealthTronics, Inc. limited partnerships are recorded monthly when earned. The assets of this business segment and related liabilities are classified as held for sale in the Consolidated Balance Sheets for all periods presented. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
Other
Product royalties received from third party collaboration partners and licensees of our products and patents are recorded as other revenues. Royalties are recognized as earned in accordance with the contract terms when royalties from third parties can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

Sales deductions
When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and allowances. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. The following table presents the activity and ending balances for our product sales provisions for the three years ended December 31 (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance at January 1, 2011	$65,021	$203,225	$87,820	$15,320	$371,386
Additions related to acquisitions	3,594	194	—	—	3,788
Current year provision	52,027	842,674	801,543	85,147	1,781,391
Prior year provision	3,697	2,312	—	—	6,009
Payments or credits	(34,264)	(739,494)	(772,542)	(79,125)	(1,625,425)
Balance at December 31, 2011	$90,075	$308,911	$116,821	$21,342	$537,149
Current year provision	39,909	872,709	716,982	87,437	1,717,037
Prior year provision	(15,556)	(9,163)	(100)	(709)	(25,528)
Payments or credits	(28,613)	(844,531)	(772,401)	(90,290)	(1,735,835)
Balance at December 31, 2012	$85,815	$327,926	$61,302	$17,780	$492,823
Current year provision	71,868	1,038,064	775,109	50,557	1,935,598
Prior year provision	(5,072)	(11,152)	—	—	(16,224)
Payments or credits	(46,234)	(1,017,873)	(718,397)	(55,440)	(1,837,944)
Balance at December 31, 2013	$106,377	$336,965	$118,014	$12,897	$574,253
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
In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us.
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
Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including DSA fees paid to wholesalers under our DSA agreements, as described above. Indirect rebates are rebates paid to indirect customers which have purchased our products from a wholesaler under a contract with us.
We are subject to rebates on sales made under governmental and managed-care pricing programs. In estimating our provisions for these types of rebates, we consider relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers and group purchasing organizations. Starting in 2011, as a result of the implementation of certain provisions of the Healthcare Reform Act of 2010, we are required to provide a 50% discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the donut hole. We estimate an accrual for Managed Care, Medicaid, Medicare Part D and Coverage Gap rebates as a reduction of revenue at the time product sales are recorded. These rebate reserves are estimated based upon the historical utilization levels, historical payment experience, historical relationship to revenues and estimated future trends. Changes in the level of utilization of our products through private or public benefit plans and group purchasing organizations will affect the amount of rebates that we owe.
We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, as well as field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience.
We continually update these factors based on new contractual or statutory requirements and significant changes in sales trends that may impact the percentage of our products subject to rebates.

Chargebacks
The provision for chargebacks is one of the most significant and the most complex estimates used in the recognition of our revenue. We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as indirect customers. We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers, including government entities. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback. The primary factors we consider in developing and evaluating our provision for chargebacks include:

•	the average historical chargeback credits;

•	estimated future sales trends; and

•	an estimate of the inventory held by our wholesalers, based on internal analysis of a wholesaler’s historical purchases and contract sales.
Other sales deductions
We offer our customers 2.0% prompt pay cash discounts. Provisions for prompt pay discounts are estimated and recorded at the time of sale. We estimate provisions for cash discounts based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts have historically been predictable and less subjective due to the limited number of assumptions involved, the consistency of historical experience and the fact that we generally settle these amounts within thirty to sixty days.
Shelf-stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The determination to grant a shelf-stock credit to a customer following a price decrease is at our discretion rather than contractually required. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:

•	the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence;

•	the estimated decline in the market price of our product, which we determine based on historical experience and customer input; and

•	the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.
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
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets.
Our reviews of long-lived assets during the three years ended December 31, 2013 resulted in certain asset impairment charges, which are described above under the caption "RESULTS OF OPERATIONS".
The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years, with a weighted average useful life of approximately 8 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.
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
Acquired tradenames are recorded at fair value upon acquisition and, if deemed to have definite lives, are amortized using estimated useful lives ranging from 15 to 30 years, with a weighted average useful life of approximately 24 years. We determine amortization periods for tradenames based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the tradename and our plans regarding the future use of the tradename. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease.
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
Goodwill and indefinite-lived intangible assets
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment has historically been performed as of January 1st. However, during the third quarter of 2012, we changed our annual goodwill and indefinite-lived intangible assets impairment test date from January 1st to October 1st, which necessitated completing a test as of October 1, 2012 so that no more than 12 months elapsed between annual tests. The goodwill test consists of a Step I analysis that requires a comparison between the respective reporting unit’s fair value and carrying amount. A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, an impairment does not exist and no further analysis is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Although the Company has three operating segments, Endo Pharmaceuticals, Qualitest and AMS, we have determined for our annual goodwill impairment test that the Company has four reporting units; (1) Pain, (2) Generics, (3) Urology, Endocrinology and Oncology (UEO) and (4) AMS. In addition, the Company has two reporting units, Urology Services and HealthTronics Information Technology Solutions (HITS), at HealthTronics. In August 2013, the Company sold the Anatomical Pathology Services reporting unit, which was part of the HealthTronics business. The HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
In June 2013, the Company’s Board of Directors approved certain strategic, operational and organizational steps for the Company to take to refocus its operations and enhance shareholder value, including cost reduction initiatives and plans to explore strategic alternatives for its HealthTronics business. During the third quarter of 2013, the Company determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, we initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and ITS reporting units were estimated using a number of factors including the fair value currently implied by the ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and determined that an impairment was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2013, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company finalized the impairment analysis in the fourth quarter of 2013 when it recorded charges of $118.9 million to write down the book value of the reporting units' assets to fair value less costs to sell.
Additionally, in June 2013, the Company began marketing for sale the anatomical pathology services reporting unit. In connection with the planned sale of this reporting unit, we recorded asset impairment charges of $4.2 million during the second quarter of 2013 to write down the book value of this reporting unit's assets to fair value less costs to sell.
As noted above, we completed our annual impairment tests as of October 1, 2013 and October 1, 2012. Based upon recent market conditions, and, in some cases, a lack of comparable market transactions for similar assets, Endo determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each reporting unit’s fair value for goodwill impairment testing and each asset's fair value for indefinite-lived intangible asset impairment testing. Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Discount rates applied to the estimated cash flows for our October 1, 2013 and October 1, 2012 annual goodwill and indefinite-lived intangible assets impairment test ranged from 9.5% to 14.5% and 9.5% to 17.5%, respectively, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.
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

The results of our 2013 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for the UEO and Generics reporting units as of October 1, 2013 was $904.7 million and $1.6 billion, respectively, which was more than 100% of each reporting unit's carrying amount. An increase of 50 basis points to our assumed discount rates used in testing either of these reporting units would not have changed the results of our Step I analyses.

The Pain reporting unit had a negative book value as of October 1, 2013. Accordingly, we also considered other qualitative and quantitative factors to determine whether the goodwill associated with this reporting unit was more likely than not impaired. The factors we considered included market dynamics regarding the current product portfolio, the likelihood of technical, regulatory, and commercial success for certain pipeline products, and the estimated fair value of the Pain reporting unit’s intangible assets. Based on these considerations, the Company concluded it was more likely than not that the goodwill associated with this reporting unit was not impaired as of October 1, 2013.

The result of the 2013 Step I analysis for the AMS reporting unit showed that the fair values of that reporting unit was lower than its carrying amount, thus requiring a Step II analysis for the reporting unit. The declines in the fair value, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded combined pre-tax non-cash goodwill impairment charges in the Consolidated Statement of Operations totaling $481.0 million in 2013. A 50 basis point increase in the assumed discount rates utilized would have resulted in an increased goodwill impairment of approximately $85.0 million for the AMS reporting unit.
The results of our 2012 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for each of these reporting units as of October 1, 2012 ranged from approximately 70% to more than 100% of carrying amount or $355.8 million to $1.5 billion, respectively. An increase of 50 basis points to our assumed discount rates used in testing any of these reporting units would not have changed the results of our Step I analyses.
The results of the analysis for the Urology Services reporting unit, which held $139.9 million of goodwill as of October 1, 2012, showed fair value that exceeded its carrying amount by 8% or $16.4 million. An increase of 50 basis points to our assumed discount rates used in testing this reporting unit would not have changed the result of our Step I analysis.
The result of the 2012 Step I analysis for the AMS reporting unit showed that the fair values of that reporting unit was lower than its respective carrying amounts, thus requiring a Step II analysis for the reporting unit. The declines in the fair values, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded a pre-tax non-cash goodwill impairment charge in the Consolidated Statement of Operations totaling $507.5 million in 2012. A 50 basis point increase in the assumed discount rates utilized would have resulted in an increased goodwill impairment of approximately $150.0 million for the AMS reporting unit.
The results of the 2012 Step 1 analyses for the Anatomical Pathology Services and HITS reporting units showed that the fair values of those reporting units were lower than their respective carrying amounts, thus requiring a Step II analysis for each reporting unit. The declines in these fair values, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for these reporting units. Accordingly, we recorded combined pre-tax non-cash goodwill impairment charges in the Consolidated Statement of Operations totaling $49.9 million in 2012. A 50 basis point increase in the assumed discount rates utilized would have resulted in an increased goodwill impairment of approximately $2 million for the HITS reporting unit.
These impairment charges are further described above under the caption "RESULTS OF OPERATIONS".
Other than these charges, there were no additional impairments of goodwill recorded as a result of performing our annual goodwill assessments during the three years ended December 31, 2013.
Our annual review of indefinite-lived intangible assets during the three years ended December 31, 2013 resulted in certain asset impairment charges, which are described above under the caption "RESULTS OF OPERATIONS".
Other than these charges, there were no additional impairments recorded as a result of performing our annual assessments.
Acquisition-related in-process research and development
Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development (IPR&D) are recorded to the balance sheet at the date of acquisition based on their relative fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, including IPR&D, we typically use the income method. This method starts with our forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPR&D into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.
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

At December 31, 2013, we had $583.8 million of gross deferred tax assets, which included federal and state net operating loss carryforwards (NOLs) of approximately $76.9 million, research and development credit carryforwards of $15.0 million, impairment losses that are capital in nature of $9.1 million, alternative minimum tax and foreign tax credits of $2.1 million and temporary differences of approximately $481.3 million. At December 31, 2013, our NOLs and research and development credit carryforwards were related to multiple tax jurisdictions, including federal and various state jurisdictions, which expire at intervals between 2014 and 2034. We evaluate the potential realization of our deferred tax benefits on a jurisdiction-by-jurisdiction basis. Our analysis of the realization considers the probability of generating taxable income or other sources of income as defined within the applicable income tax authoritative guidance, which could be utilized to support the assets over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Based on our forecasted taxable income within these jurisdictions, we believe we will generate sufficient future taxable income to realize a significant portion of our deferred tax assets associated with our NOLs and research and development credit carryforwards. However, the Company does not anticipate future capital gains that would be required to obtain the tax benefit of our impairment capital losses. Accordingly, this deferred tax asset is offset by a valuation allowance of $9.1 million at December 31, 2013. In addition, due to our historical losses in certain state jurisdictions and the absence of sources of income, we have established an $8.4 million valuation allowance for our state NOL and credit carryforwards. Finally, we have established a $0.4 million valuation allowance against other items
On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution.
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
RESULTS OF OPERATIONS
The Company reported a Net loss attributable to Endo Health Solutions Inc. for the year ended December 31, 2013 of $685.3 million or $6.05 per diluted share on total revenues of $2.6 billion compared with a Net loss attributable to Endo Health Solutions Inc. of $740.3 million or $6.40 per diluted share on total revenues of $2.8 billion for the year ended December 31, 2012.
Consolidated Results Review
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues. Revenues in 2013 decreased 7% to $2.6 billion from $2.8 billion in 2012. This decrease in revenues was primarily attributable to decreases at our Endo Pharmaceuticals and AMS segments, partially offset by revenue growth from our Qualitest segment.

The following table displays our revenues by category and as a percentage of total revenues for the years ended December 31(dollars in thousands):

	2013		2012
	$	%	$	%
Lidoderm®	$602,998	23	$947,680	34
Opana® ER	227,878	9	299,287	11
Voltaren® Gel	170,841	7	117,563	4
Percocet®	105,814	4	103,406	4
Fortesta® Gel	65,860	3	30,589	1
Frova®	60,927	2	61,341	2
Supprelin® LA	58,334	2	57,416	2
Other brands	101,363	4	60,702	2
Total Endo Pharmaceuticals*	$1,394,015	53	$1,677,984	60
Qualitest	730,666	28	633,265	22
AMS	492,226	19	504,487	18
Total revenues*	$2,616,907	100	$2,815,736	100

__________

*	Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® in 2013 decreased 36% to $603.0 million from $947.7 million in 2012. Net sales were negatively impacted by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®. Prior to the launch of Actavis's generic, 2013 net sales were negatively impacted by our obligation under the Watson Settlement Agreement to supply Lidoderm® at zero cost to Watson's wholesaler affiliate from January to August of 2013. Refer to Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of the Watson Settlement Agreement. Although the Company believes it has successfully contracted with certain Managed Care providers and government agencies, we do expect future net sales of Lidoderm® to continue to be impacted due to generic competition, resulting in additional decreases in Lidoderm® net sales.
Opana® ER. Net Sales of Opana® ER in 2013 decreased 24% to $227.9 million from $299.3 million in 2012. In the first half of 2012, after our first quarter supply disruption associated with the shutdown of Novartis's Lincoln, Nebraska manufacturing facility, we transitioned to our formulation of Opana® ER that is designed to be crush-resistant. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, have contributed positively to the uptake of our crush-resistant formulation, revenues since the transition have not returned to historical pre-transition levels. 2012 revenues included the favorable effects of wholesaler restocking efforts to transition to the crush-resistant formulation of Opana® ER, which did not reoccur during the comparable 2013 periods. In addition, Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013, respectively, negatively impacting revenues.
In late 2012, two patents covering Opana® ER were issued to our subsidiary Endo Pharmaceuticals Inc. (EPI). On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. No decision has issued. If these lawsuits are unsuccessful and we are unable to defend our non-crush-resistant formulation of Opana® ER from one or more additional generic competitors, our revenues could decline further to the extent additional manufacturers obtain FDA approval for, and are able to launch, their respective formulations of non-crush-resistant Opana® ER.
Voltaren® Gel. Net Sales of Voltaren® Gel in 2013 increased 45% to $170.8 million from $117.6 million in 2012. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis's Lincoln, Nebraska manufacturing facility in early 2012, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production and sale of Voltaren® Gel resumed, resulting in relatively higher revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012, as the 2013 amount included a full period's revenues as compared to a partial period's during the year ended December 31, 2012. Subject to FDA approval, we believe one or more competing products could potentially enter the market during the second quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®. Net sales of Percocet® in 2013 increased 2% to $105.8 million from $103.4 million in 2012. This increase was primarily attributable to price increases, partially offset by reduced volumes.
Fortesta® Gel. Net sales of Fortesta® Gel in 2013 increased 115% to $65.9 million from $30.6 million in 2012. This increase was primarily attributable to increased volumes resulting from improved formulary access to this product, partially offset by price decreases.
Frova®. Net sales of Frova® in 2013 decreased 1% to $60.9 million from $61.3 million in 2012. This decrease was primarily attributable to reduced volumes, partially offset by price increases.
Supprelin® LA. Net sales of Supprelin® LA in 2013 increased 2% to $58.3 million from $57.4 million in 2012. The increase was primarily attributable to increased volume.
Other brands. Net sales of EPI's other branded products in 2013 increased 67% to $101.4 million from $60.7 million in 2012. This increase was primarily attributable to the increase in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013. This increase was partially offset by decreased sales of Valstar® and Vantas®, Refer to Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of the Watson Settlement Agreement.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2013		2012
	$	% of Revenue	$	% of Revenue
Cost of revenues	$1,039,516	40	$1,135,681	40
Selling, general and administrative	849,339	32	864,339	31
Research and development	142,472	5	219,139	8
Patent litigation settlement, net	—	—	85,123	3
Litigation-related and other contingencies	484,242	19	316,425	11
Asset impairment charges	519,011	20	715,551	25
Acquisition-related and integration items	7,952	—	19,413	1
Total costs and expenses*	$3,042,532	116	$3,355,671	119

__________

*	Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues in 2013 decreased 8% to $1.0 billion from $1.1 billion in 2012. The decrease during the year was primarily attributable to the inclusion, during the year ended December 31, 2012, of a $104.0 million charge related to our Impax Settlement Agreement which did not reoccur during the year ended December 31, 2013. Also contributing to this decrease was a reduction in cost of revenues at Endo Pharmaceuticals due to decreased demand for Lidoderm® and the related decrease in Lidoderm® related royalty payments to Teikoku. These decreases were partially offset by an increase in cost of revenues at Qualitest due to increased demand for certain existing products and new products launched in the second half of 2012 and first quarter of 2013. Gross margins in 2013 of 60% approximated gross margins of 60% in 2012, due primarily to the previously described charge related to the Impax Settlement Agreement, partially offset by growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2013 decreased 2% to $849.3 million from $864.3 million in 2012. This decrease was primarily attributable to cost savings resulting from ongoing cost reduction initiatives including, among others, the June 2013 restructuring which were partially offset by severance and other restructuring charges recorded as part of these initiatives. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $3.7 million, primarily attributable to certain facility exit costs and employee severance and other benefit-related costs which will be incurred throughout 2014.

Research and Development Expenses. Research and development expenses in 2013 decreased 35% to $142.5 million from $219.1 million in 2012. This decrease was primarily driven by a decline in expenses related to milestones in the previous year. In addition, R&D expenses decreased company-wide as we focused our efforts on key products in development.
There was $11.4 million in expense related to upfront and milestone payments in 2013, compared to $57.9 million in 2012, which included the initiation of the BEMA® Buprenorphine development program. In January 2012, the Company signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. The Company made an upfront payment to BioDelivery for $30.0 million and incurred $15.0 million of additional costs related to the achievement of certain regulatory milestones during the first quarter of 2012, which were recorded as Research and development expenses.
We invest in research and development because we believe it is important to our long-term competitiveness. As a percent of revenues, R&D expense was approximately 5% in 2013 and 8% in 2012. The variation in R&D expense as a percent of revenues is primarily due to upfront and milestone payments to third party collaborative partners included in R&D expense totaling $11.4 million or less than one percent of revenue in 2013 compared to $57.9 million or 2% of revenue in 2012. In addition to upfront and milestone payments, total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials, medical support of marketed products, other payments under third-party collaborations and contracts and other costs. Research and development spending also includes enterprise-wide costs which support our overall research and development infrastructure. These enterprise-wide costs, which primarily relate to our Endo Pharmaceuticals segment, are not allocated by product or to specific R&D projects. Unallocated enterprise-wide R&D costs were $40.6 million in 2013 and $52.9 million in 2012.
As part of the Company's broader strategic, operational and organizational steps announced in June 2013, Branded R&D has been refocused on progressing its late-stage pipeline and maximizing value on near-term opportunities. The Company’s pharmaceutical R&D programs include projects in a diversified set of therapeutics areas, including pain management, urology, endocrinology, CNS disorders, and immunosuppression, oncology, women’s health and hypertension markets, among others.
We manage our pharmaceutical R&D programs on a portfolio basis, investing resources in each stage of R&D with a primary focus on late-stage development. These stages include: (1) early-stage projects consisting of assets in both preclinical and Phase I programs; (2) middle-stage projects consisting of assets in Phase II programs, and (3) late-stage projects consisting of assets in Phases III programs, assets in which an NDA is currently pending approval, or on-market assets in post marketing stages, such as Phase IV programs and post marketing regulatory commitments.
We consider our branded R&D programs in Phase III, or late-stage development, to be our significant R&D programs as they could potentially have an impact on our near-term revenue and earnings. As of December 31, 2013, our late-stage branded pharmaceutical programs, excluding on-market assets, include AveedTM and BEMA® Buprenorphine.
The Company’s pharmaceutical research and development efforts are also focused on the goal of developing a balanced, diversified portfolio of innovative and clinically differentiated generic products across a wide range of therapeutic areas. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. For the years ended December 31, 2013 and 2012, the Company’s direct R&D expense related to generics was $15.5 million and $29.1 million, respectively.
FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. As of December 31, 2013, we have approximately 46 ANDAs under active FDA review in multiple therapeutic areas. The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date.
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
The following table presents the composition of our total R&D expense for the two years ended December 31 and, for our branded pharmaceuticals R&D portfolio, the number of projects by stage of development as of December 31, 2013:

	Research and Development Expense (in thousands)		Number of Projects at December 31, 2013
	2013	2012	Preclinical and Phase I	Phase II	Phase III(1)	Phase IV
Early-stage	$16,898	$18,903	-
Middle-stage	12,036	5,595		-
Late-stage	12,527	53,510			2	4
Sub-Total(2)	$41,461	$78,008
Qualitest portfolio(2)	15,530	29,057
AMS portfolio(2)	44,917	59,207
Enterprise-wide unallocated R&D costs	40,564	52,867
Total R&D expense	$142,472	$219,139
__________

(1)	Includes projects for which an NDA has been filed with the FDA.

(2)	Excludes all costs not allocated to specific products and R&D projects.
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
R&D expenses, excluding upfront and milestone payments, are expected to continue to decrease as we plan to carefully invest in the near-term while preserving our capability to drive long-term organic growth. We are refocusing branded R&D on development capabilities and late-stage development programs, emphasizing the AMS footprint while preserving development expertise and select late-stage assets and further investing in Qualitest to strengthen generic capabilities in attractive markets. As we continue to execute on our strategy of being a specialty healthcare company that includes branded and generic prescription drugs, as well as medical devices, the composition of research and development expense may change reflecting our focus on these multiple products and platforms.
Patent litigation settlement, net. Amounts related to Patent litigation settlement, net in 2012 totaled $85.1 million of expense, with no comparable amounts in 2013. This amount relates to the initial establishment of and subsequent change in estimate for the liability related to the Watson Settlement Agreement, as described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies in 2013 totaled $484.2 million compared to $316.4 million in 2012. These amounts relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Asset Impairment Charges. Asset impairment charges in 2013 totaled $519.0 million compared to $715.6 million in 2012. The amounts incurred during 2013 related primarily to a goodwill impairment charge of $481.0 million, representing the difference between the implied fair value of the AMS reporting units' goodwill and the carrying amount, and an impairment charge of $12.0 million to impair certain AMS IPR&D assets, representing the difference between the fair values and the carrying amounts of the assets. In addition, the Company recorded $17.0 million of asset impairment charges during 2013 related to the write off of certain Qualitest IPR&D assets.
The amounts incurred during 2012 related primarily to a goodwill impairment charge of $507.5 million, representing the difference between the implied fair value of the AMS reporting units' goodwill and the carrying amount, and a charge of $128.5 million to impair the AMS reporting units' women's health developed technology intangible asset. Additional asset impairment charges for the year ended December 31, 2012 related to writing down our Sanctura XR® and AMS IPR&D intangible assets.

These impairment charges are further discussed in Note 7. Fair Value Measurements and Note 10. Goodwill and Other Intangibles of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Acquisition-Related and Integration Items. Acquisition-related and integration items, net totaled $8.0 million in expense in 2013 compared to $19.4 million in expense in 2012. This decrease is primarily due to lower integration costs related to our acquisitions.
Interest Expense, net. The components of interest expense, net for the years ended December 31 and are as follows (in thousands):

	2013	2012
Interest expense	$174,928	$183,240
Interest income	(1,327)	(406)
Interest expense, net	$173,601	$182,834
Interest expense during 2013 totaled $174.9 million compared to $183.2 million in 2012. The decrease from 2012 to 2013 was primarily due to a decrease in our average total indebtedness from $3.3 billion over the year ended December 31, 2012 to $3.2 billion over the year ended December 31, 2013 and due to a lower Term Loan A interest rate.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $11.3 million in 2013 compared to $7.2 million in 2012. On March 26, 2013, we made a prepayment of $100.0 million on our Term Loan B Facility. Approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment. Also, in March 2013, we amended and restated our existing 2011 Credit Agreement. Upon the closing of 2013 Credit Agreement, related debt issuance costs of $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense.
In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. Approximately $5.4 million of the remaining unamortized financing costs associated with this facility was written off in connection with the February 2012 prepayment.
Other (Income) Expense, Net. Other (income) expense, net was $51.0 million of income in 2013 compared to $0.4 million of income in 2012. Approximately $50.4 million of income was recognized and included in Other (income) expense, net during 2013 related to the Watson Settlement Agreement. For a complete description of the accounting for the Watson Settlement Agreement, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Income Tax. During 2013, we recognized income tax benefit of $24.1 million compared to $36.4 million of tax benefit in 2012. The effective income tax rate was 4.3% in 2013 compared to 5.0% in 2012. The fluctuation in the effective tax rate was primarily attributable to a larger impact of our goodwill impairment charge in 2013 compared to 2012 and an increase in the non-deductible Health Care Reform Fee in 2013 as compared to 2012. These decreases to the effective tax rate were mostly offset by certain non-deductible litigation-related and other contingent matters in 2012 that are not in the comparable 2013 period, a benefit for the 2013 and 2012 Research and Development Credits, as the credit was not renewed in 2012 but was reenacted into law in 2013, income in 2013 from our Irish manufacturing business as compared to a loss in 2012, and a lower state effective tax rate in 2013 as compared to 2012 due to changes in our business operations.
Discontinued Operations, Net of Tax. As a result of the Company's decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $96.9 million of expense, net of tax, during 2013 compared to $6.0 million of income, net of tax, during 2012.
The decrease in discontinued operations, net of tax, was mainly related to an increase in asset impairment charges related to the fair value of the HealthTronics reporting unit goodwill and assets. In the fourth quarter of 2013, the Company recorded impairment charges of $118.9 million to write down the book value of the reporting units' assets to fair value less estimated costs to sell. In the third quarter of 2013, the Company recorded an estimated goodwill impairment charge of $38.0 million, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. In the second quarter of 2013, the Company recorded an impairment charge of $4.2 million on property, plant and equipment, accounts receivable and other intangibles to write down the book value of the anatomical pathology services business to fair value less estimated costs to sell. In the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $49.9 million, representing the difference between the implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. Refer to Note 3. Discontinued Operations of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion.

Net Income Attributable to Noncontrolling Interests. HealthTronics, Inc. owns interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercise effective control. Accordingly, we consolidate various entities where HealthTronics, Inc. does not own 100% of the entity in accordance with the accounting consolidation principles. Net income attributable to noncontrolling interests relates to the portion of the net income of these partnerships and LLCs not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $52.9 million in 2013 and $52.3 million in 2012.
2014 Outlook. We estimate that our 2014 total revenues will be between $2.5 billion and $2.6 billion. This estimate is based on our expectation of growth for company revenues, exclusive of a decrease in revenues for Lidoderm® that is attributable to the end the product’s branded exclusivity which occurred in September 2013.
In addition, the revenue outlook includes the acquisition of Boca Pharmacal, LLC and Paladin Labs Inc. Gross profit as a percentage of total revenues is expected to decrease when compared to 2013 primarily as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2014. Implementation of a lean operating model is expected to lead to a year-over-year decrease in operating expenses. The Company announced a series of cost reduction initiatives in June 2013 as part of the implementation of the new operating model that included: a reduction of worldwide headcount, streamlining of general and administrative expenses, optimization of commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments in generic pharmaceuticals. The Company also intends to seek growth both internally and through acquisitions. There can be no assurance that the Company will achieve these results.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues. Revenues in 2012 increased 12% to $2.8 billion from $2.5 billion in 2011. This increase in revenues was driven by revenue growth from our Endo Pharmaceuticals and Qualitest, as well as the timing of our acquisition of AMS during the second quarter of 2011, from which we derived a full year's revenue during 2012, compared to less than seven months during 2011.
The following table displays our revenues by category and as a percentage of total revenues for the years ended December 31(dollars in thousands):

	2012		2011
	$	%	$	%
Lidoderm®	$947,680	34	$825,181	33
Opana® ER	299,287	11	384,339	15
Voltaren® Gel	117,563	4	142,701	6
Percocet®	103,406	4	104,600	4
Frova®	61,341	2	58,180	2
Fortesta® Gel	30,589	1	14,869	1
Supprelin® LA	57,416	2	50,115	2
Other brands	60,702	2	77,782	3
Total Endo Pharmaceuticals*	$1,677,984	60	$1,657,767	66
Qualitest	633,265	22	566,854	22
AMS	504,487	18	300,299	12
Total revenues*	$2,815,736	100	$2,524,920	100

__________

*	Percentages may not add due to rounding.
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
Other brands. Net sales of our other branded products in 2012 decreased 22% to $60.7 million from $77.8 million in 2011. This decrease was primarily driven by sales growth of Valstar® and Fortesta® Gel, partially offset by decreased sales of Opana® as demand continues to shift to Opana® ER.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2012		2011
	$	% of Revenues	$	% of Revenues
Cost of revenues	$1,135,681	40	$948,080	38
Selling, general and administrative	864,339	31	783,920	31
Research and development	219,139	8	179,838	7
Patent litigation settlement, net	85,123	3	—	—
Litigation-related and other contingencies	316,425	11	—	—
Asset impairment charges	715,551	25	116,089	5
Acquisition-related and integration items	19,413	1	32,015	1
Total costs and expenses*	$3,355,671	119	$2,059,942	82

__________

*	Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues in 2012 increased 20% to $1.1 billion from $948.1 million in 2011. This increase was primarily driven by increased revenues and our June 2011 acquisition of AMS, which contributed approximately $162.9 million to our Cost of revenues in 2012, compared to $124.2 million in 2011. Cost of revenues was also impacted by the 2012 charge of $102.0 million related to the 2010 Impax Settlement Agreement. In addition, gross profit margins decreased to 60% in 2012 from 62% in 2011. This decrease in gross profit was primarily due to changes in the mix of revenues and the corresponding margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2012 increased 10% to $864.3 million from $783.9 million in 2011. This increase was primarily attributable to the timing of our acquisition of AMS and the inclusion, during 2012, of $272.6 million of a full year of AMS expense, compared to $153.1 million in 2011, representing less than seven months of AMS Selling, general and administrative expense. Also contributing to this increase was an increase in expenses of $9.0 million related to separation benefits incurred in connection with continued efforts to enhance the Company's operations.  These increases were partially offset by a decrease in Endo Pharmaceuticals sales, advertising and promotional expenses of approximately $22.0 million, incentive compensation of approximately $10.0 million and other expenses of approximately $5.0 million.
Research and Development Expenses. Research and development expenses in 2012 increased 22% to $219.1 million from $179.8 million in 2011. This increase is primarily due to $57.9 million in expense related to upfront and milestones payments in 2012, which included the initiation of the BEMA® Buprenorphine development program, compared to $19.1 million in 2011. In addition, expenses increased $29.4 million as a result of the addition of AMS's research and development portfolio upon our June 2011 acquisition of AMS Due to the timing of our AMS acquisition, our AMS segment incurred Research and development expenses during the entire twelve month period ended December 31, 2012, as compared to a partial period's expense in 2011. These increases were partially offset by a decrease in expenses of approximately $21.0 million related to our branded R&D programs as we focused our efforts on key products in development.
We invest in research and development because we believe it is important to our long-term competitiveness. As a percent of revenues, R&D expense was approximately 8% in 2012 and 7% 2011. The variation in R&D expense as a percent of revenues is primarily due to upfront and milestone payments to third party collaborative partners included in R&D expense totaling $57.9 million or 2% of revenue and $19.1 million or 1% of revenue in 2012 and 2011, respectively. In addition to upfront and milestone payments, total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials, medical support of marketed products, other payments under third-party collaborations and contracts and other costs. Research and development spending also includes enterprise-wide costs which support our overall research and development infrastructure. These enterprise-wide costs, which primarily relate to our Endo Pharmaceuticals segment, are not allocated by product or to specific R&D projects. Unallocated enterprise-wide R&D costs were $52.9 million and $61.1 million in 2012 and 2011, respectively.
We manage our pharmaceutical R&D programs on a portfolio basis, investing resources in each stage of R&D with a primary focus on late-stage development. These stages include: (1) early-stage projects consisting of assets in both preclinical and Phase I programs; (2) middle-stage projects consisting of assets in Phase II programs, and (3) late-stage projects consisting of assets in Phases III programs, assets in which an NDA is currently pending approval, or on-market assets in post marketing stages, such as Phase IV programs and post marketing regulatory commitments.
We consider our branded R&D programs in Phase III, or late-stage development, to be our significant R&D programs as they could potentially have an impact on our near-term revenue and earnings. As of December 31, 2012, our late-stage branded pharmaceutical programs, excluding on-market assets, included AveedTM and BEMA® Buprenorphine.
The Company’s pharmaceutical research and development efforts are also focused on the goal of developing a balanced, diversified portfolio of innovative and clinically differentiated generic products across a wide range of therapeutic areas. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. For the years ended December 31, 2012 and 2011, the Company’s direct R&D expense related to generics was $29.1 million and $29.1 million, respectively.
FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. As of December 31, 2012, we had approximately 40 ANDAs under active FDA review in multiple therapeutic areas. The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block ANDAs from being approved on the patent expiration date.
We are also committed to developing new products and improving our current products in our medical device business to provide physicians and patients with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of these R&D activities are conducted in our Minnesota and California facilities, although we also work with physicians, research hospitals and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. We conduct applied research in areas that we think will likely lead to product commercialization activities. This research is often done at a technology platform level such that the science can be utilized to develop a number of different products. The development process for any new product can range from months to several years, primarily depending on the regulatory pathway required for approval.
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

The following table presents the composition of our total R&D expense as of December 31 and for our branded pharmaceuticals R&D portfolio, the number of projects by stage of development as of December 31, 2012:

	Research and Development Expense (in thousands)		Number of Projects at December 31, 2012
	2012	2011	Preclinical and Phase I	Phase II	Phase III(1)	Phase IV
Early-stage	$18,903	$26,638	13
Middle-stage	5,595	11,697		2
Late-stage	53,510	21,447			2	2
Sub-Total(2)	$78,008	$59,782
Qualitest portfolio(2)	29,057	29,121
AMS portfolio(2)	59,207	29,850
Enterprise-wide unallocated R&D costs	52,867	61,085
Total R&D expense	$219,139	$179,838
__________

(1)	Includes projects for which an NDA has been filed with the FDA.

(2)	Excludes all costs not allocated to specific products and R&D projects.
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
We have concluded that the Watson Settlement Agreement is a multiple-element arrangement and during the second quarter of 2012 recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Consolidated Statements of Operations representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated wholesaler acquisition cost (WAC) expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
We believe that the level and timing of branded Lidoderm® product to be shipped, discount rate, and probabilities used in the model appropriately reflect market participant assumptions. Because the liability is recorded at fair value using WAC, the net charge recognized in 2012 is comprised of several elements, including our cost of product to be shipped, estimated gross-to-net deductions to be paid by the Company and the estimated product profit margin. We believe this is the most appropriate measure of fair value as these components combined represent the value accruing to Watson. As a result of using a fair value measurement, the charge will be greater than the actual cost to the Company. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product will result in income, which we expect to record as a component of Other income, net in the Company's Consolidated Statements of Operations. We intend to reclassify the portion of the settlement liability related to the gross-to-net component into our gross-to-net reserves as product is shipped to Watson, the effect of which will be to offset a portion of the income that will be recognized into Other income, net in the Company's Consolidated Statements of Operations, as the settlement liability is relieved. The rebate arrangement with Teikoku will also be accounted for prospectively as product purchased from Teikoku will be recorded into inventory at the discounted purchase price and relieved as shipments are made to Watson. The benefit associated with this rebate will be recorded as a component of Other income, net in the Company's Consolidated Statements of Operations.
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
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies in 2012 totaled $316.4 million. There were no charges for Litigation-related and other contingencies in 2011. The 2012 amount relates to charges associated with certain of our legal proceedings and other contingent matters as described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Asset Impairment Charges. Asset impairment charges in 2012 totaled $715.6 million compared to $116.1 million in 2011. The amounts incurred during 2012 related primarily to a goodwill impairment charge of $507.5 million, representing the difference between the implied fair value of the AMS reporting units' goodwill and the carrying amount, and a charge of $128.5 million to impair the AMS reporting units' women's health developed technology intangible asset. Additional asset impairment charges for the year ended December 31, 2012 related to writing down our Sanctura XR® and AMS IPR&D intangible assets.
The amounts incurred during 2011 related primarily to a charge of $71.0 million to write off a Qualitest IPR&D intangible asset and a charge of $22.7 million to write off an investment in a privately-held company focused on the development of an innovative treatment for certain types of cancer.
These impairment charges are further discussed in Note 10. Goodwill and Other Intangibles of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Acquisition-Related and Integration Items. Acquisition-related and integration items, net totaled $19.4 million in expense in 2012 compared to $32.0 million in expense in 2011. The decrease is primarily a result of the nonrecurring transaction costs in 2011 directly associated with the closing of the AMS acquisition of $25.8 million, partially offset by an unfavorable change in the fair value of contingent consideration in 2012, which resulted in a loss of $0.2 million compared to a favorable change resulting in a gain of $7.4 million in 2011. The remaining change is a result of integration costs related to our recent acquisitions.
Interest Expense, net. The components of interest expense, net for the years ended December 31 are as follows (in thousands):

	2012	2011
Interest expense	$183,240	$148,623
Interest income	(406)	(599)
Interest expense, net	$182,834	$148,024
Interest expense during 2012 totaled $183.2 million compared to $148.6 million in 2011. The increase from 2011 to 2012 was primarily attributable to increases in our average total indebtedness resulting from our June 2011 borrowings of $900.0 million of senior notes and $2.2 billion of term loan indebtedness in connection with our June 2011 acquisition of AMS
Net Loss on Extinguishment of Debt. In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $7.2 million of the remaining unamortized financing costs were written off in connection with our 2012 prepayments. This amount was included in the Consolidated Statements of Operations as a Net loss on extinguishment of debt.
Upon the establishment of our 2011 Credit Facility, financing costs of $56.2 million paid to establish the 2011 Credit Facility as well as financing costs of $6.2 million associated with prior credit facilities, were deferred and are being amortized to interest expense over the life of the 2011 Credit Facility. Approximately $8.5 million of the deferred financing costs associated with prior credit facilities were also written off at this time in accordance with the applicable accounting guidance for debt modifications and extinguishments and was included in the Consolidated Statements of Operations as a Net loss on extinguishment of debt. Additionally, in September 2011 and December 2011, we made prepayments of $135.0 million and $125.0 million, respectively, on our Term Loan B Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $3.4 million of the remaining unamortized financing costs were written off in connection with our 2011 prepayments and included in the Consolidated Statements of Operations as a Net loss on extinguishment of debt.
Other Income, Net. Other income, net was $0.4 million of expense in 2012 compared to $1.4 million of income in 2011.
Income Tax. In 2012, we recognized $36.4 million of income tax benefit compared to expense of $112.1 million in 2011. The effective income tax rate was 5.0% in 2012 compared to 36.6% in 2011. The change in the effective tax rate is largely driven by charges not deductible for tax purposes in 2012, including our goodwill impairment charge and certain non-deductible litigation-related and other contingent matters.
Discontinued Operations, Net of Tax. As a result of the Company's decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $6.0 million of income, net of tax, during 2012 compared to $47.7 million of income, net of tax, during 2011.
The decrease in discontinued operations, net of tax, was mainly related to an increase in asset impairment charges related to the fair value of the HealthTronics reporting unit goodwill. In the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $49.9 million, representing the difference between the implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. Refer to Note 3. Discontinued Operations of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion.
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
Business Segment Results Review
The Company has three reportable segments: (1) Endo Pharmaceuticals, (2) Qualitest and (3) AMS. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of their respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as income (loss) from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income from continuing operations before income tax by adding the amounts for each of our reportable segments to Corporate unallocated adjusted loss from continuing operations before income tax.
We refer to adjusted income (loss) from continuing operations before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding the Company’s operational performance. For instance, we believe that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by us in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting at this time. Further, we believe that adjusted income (loss) from continuing operations before income tax may be useful to investors as we are aware that certain of our significant stockholders utilize adjusted income (loss) from continuing operations before income tax to evaluate our financial performance. Finally, adjusted income (loss) from continuing operations before income tax is utilized in the calculation of adjusted diluted net income per share, which is used by the Compensation Committee of the Company’s Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Consolidated Statements of Operations.
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas® and Valstar®.
Qualitest
The Qualitest segment is comprised of our legacy Endo non-branded generics portfolio and the portfolio from Qualitest Pharmaceuticals, which we acquired in 2010. Our Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. With the addition of Qualitest Pharmaceuticals, the segment’s product offerings now include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others
AMS
The AMS segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in men’s health, women’s health and prostate health. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for 10% or more of our total revenues during the years ended December 31, 2013, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues. The following table displays our revenue by reportable segment for the years ended December 31 (in thousands):

	2013	2012
Net revenues to external customers:
Endo Pharmaceuticals	$1,394,015	$1,677,984
Qualitest	730,666	633,265
AMS(1)	492,226	504,487
Total consolidated net revenues to external customers	$2,616,907	$2,815,736
__________

(1)
The following table displays our AMS segment revenue by geography for the years ended December 31 (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	2013	2012
AMS:
United States	$315,054	$330,087
International	177,172	174,400
Total AMS revenues	$492,226	$504,487
Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment in 2013 decreased 17% to $1.4 billion from $1.7 billion in 2012. This decrease was primarily attributable to decreased revenues from Lidoderm® and Opana® ER, partially offset by increases from both Voltaren® Gel and Fortesta® Gel. Additionally, royalty income from Actavis based on its gross profit generated on sales of its generic version of Lidoderm® commenced on September 16, 2013.
Qualitest. Net sales of our generic products in 2013 increased 15% to $730.7 million from $633.3 million in 2012. This increase was primarily attributable to strong demand for Qualitest's diversified product portfolio, including significant revenue growth from certain existing products and new products launched in the second half of 2012 and first quarter of 2013. During the year ended December 31, 2013, revenues from Qualitest's top 15 products increased 11% to $415.9 million from $376.1 million in 2012, primarily attributable to increased volumes.
AMS. Revenues from our AMS segment in 2013 decreased 2% to $492.2 million from $504.5 million in 2012. This decrease was primarily attributable to lower sales in the women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation. This decrease was partially offset by an increase in the Men's Health business due to increased volumes.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the years ended December 31 (in thousands):

	2013	2012
Adjusted income (loss) from continuing operations before income tax:
Endo Pharmaceuticals	$783,927	$906,839
Qualitest	193,643	171,418
AMS	144,792	119,852
Corporate unallocated	(319,369)	(337,152)
Total consolidated adjusted income from continuing operations before income tax	$802,993	$860,957
Endo Pharmaceuticals. Adjusted income from continuing operations before income tax in 2013 decreased 14% to $783.9 million from $906.8 million in 2012. This decrease was primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, particularly with respect to sales and marketing expenses.
Qualitest. Adjusted income from continuing operations before income tax in 2013 increased 13% to $193.6 million from $171.4 million in 2012. During the year ended December 31, 2013, revenues increased and operating expenses decreased, primarily with respect to research and development expense. Additionally, margins returned to more normal levels from the comparably higher 2012 amounts, which benefited from favorable pricing on certain of our generic products resulting from market opportunities.
AMS. Adjusted income from continuing operations before income tax in 2013 increased 21% to $144.8 million from $119.9 million in 2012. This increase was primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, partially offset by decreased revenues.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax in 2013 decreased 5% to $319.4 million from $337.2 million in 2012. The decrease during the year ended December 31, 2013 was primarily attributable to decreased research and development, general and administrative and other costs, resulting from our June 2013 restructuring and other cost reduction initiatives, as well as the previously discussed decrease in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income from continuing operations before income tax to our income from continuing operations before income tax, which is determined in accordance with U.S. GAAP for the years ended December 31 (in thousands):

	2013	2012
Total consolidated adjusted income from continuing operations before income tax:	$802,993	$860,957
Upfront and milestone payments to partners	(29,703)	(60,778)
Asset impairment charges	(519,011)	(715,551)
Acquisition-related and integration items(1)	(7,952)	(19,413)
Separation benefits and other cost reduction initiatives(2)	(100,253)	(42,913)
Amortization of intangible assets	(185,334)	(220,320)
Inventory step-up	—	(880)
Non-cash interest expense	(22,742)	(20,762)
Loss on extinguishment of debt	(11,312)	(7,215)
Watson litigation settlement income, net	50,400	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	(102,000)
Patent litigation settlement items, net	—	(85,123)
Certain litigation-related charges(3)	(537,701)	(316,425)
Other income, net	1,048	—
Total consolidated loss from continuing operations before income tax	$(559,567)	$(730,423)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $42.4 million for 2013 and $39.5 million for 2012. Contract termination fees recognized during 2013 totaling $5.8 million are also included in this amount. Refer to Note 4. Restructuring of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the year ended December 31, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the year ended December 31, 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues. The following table displays our revenue by reportable segment for the years ended December 31 (in thousands):

	2012	2011
Net revenues to external customers:
Endo Pharmaceuticals	$1,677,984	$1,657,767
Qualitest	633,265	566,854
AMS(1)	504,487	300,299
Total consolidated net revenues to external customers	$2,815,736	$2,524,920
__________

(1)
The following table displays our AMS segment revenue by geography for the years ended December 31 (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	2012	2011
AMS:
United States	$330,087	$202,462
International	174,400	97,837
Total AMS revenues	$504,487	$300,299
Endo Pharmaceuticals. Revenues from our Endo Pharmaceuticals segment in 2012 increased 1% to $1.7 billion from $1.7 billion in 2011. This increase was primarily driven by increased revenues from Lidoderm®, partially offset by decreases from Voltaren® Gel and Opana® ER.
Qualitest. Net sales of our generic products in 2012 increased 12% to $633.3 million from $566.9 million in 2011. This increase was primarily driven by strong demand for Qualitest's diversified product portfolio and favorable pricing as a result of market opportunities, which drove gross profit of over 35%. During the year ended December 31, 2012, revenues from Qualitest's top 15 products increased 28% to $376.1 million in 2012 from $294.9 million in 2011. This increase, which was largely driven by increased volumes and pricing upside, was partially offset by reduced revenues from products impacted by the supply disruption associated with the previously disclosed shutdown of Novartis Consumer Health's Lincoln, Nebraska manufacturing facility.
AMS. Revenues from our AMS segment in 2012 increased 68% to $504.5 million from $300.3 million in 2011. This increase is attributable to the timing of our acquisition of AMS, which contributed revenue during the full year ended December 31, 2012 compared to less than seven months of revenue during 2011. However, this increase was partially offset by lower than usual sales in AMS's women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to POP repair procedures. This reduction in mesh procedural volumes may be in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI, as well as to the attorney advertising associated with transvaginal mesh litigation.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the years ended December 31 (in thousands):

	2012	2011
Adjusted income (loss) before income tax:
Endo Pharmaceuticals	$906,839	$890,951
Qualitest	171,418	107,204
AMS	119,852	82,418
Corporate unallocated	(337,152)	(318,277)
Total consolidated adjusted income before income tax	$860,957	$762,296
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

AMS. Adjusted income before income tax in 2012 increased 45% to $119.9 million from $82.4 million in 2011. This increase was primarily driven by the timing of our June 2011 acquisition of AMS, which contributed a full period's results during the year ended December 31, 2012, compared to less than seven months in 2011.
Corporate unallocated. Corporate unallocated adjusted loss before income tax in 2012 increased 6% to $337.2 million from $318.3 million in 2011. This increase was primarily driven by the previously discussed increase in interest expense, partially offset by decreased general and administrative expenses associated with our ongoing efforts to improve our operating efficiency.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP for the years ended December 31 (in thousands):

	2012	2011
Total consolidated adjusted income from continuing operations before income tax:	$860,957	$762,296
Upfront and milestone payments to partners	(60,778)	(28,098)
Asset impairment charges	(715,551)	(116,089)
Acquisition-related and integration items	(19,413)	(32,015)
Separation benefits and other cost reduction initiatives	(42,913)	(17,390)
Amortization of intangible assets	(220,320)	(185,017)
Inventory step-up	(880)	(49,010)
Non-cash interest expense	(20,762)	(18,952)
Net loss on extinguishment of debt	(7,215)	(11,919)
Accrual for payment to Impax related to sales of Opana® ER	(102,000)	—
Patent litigation settlement items, net	(85,123)	—
Litigation-related and other contingencies	(316,425)	—
Other income, net	—	2,636
Total consolidated (loss) income from continuing operations before income tax	$(730,423)	$306,442

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $1.2 billion at December 31, 2013 compared to $461.9 million at December 31, 2012. Working capital includes $770.0 million of restricted cash and cash equivalents which is held in escrow and may not be utilized until the Paladin transaction closes. If the transaction is not consummated before July 1, 2014 this restricted cash and cash equivalents would then be used for general corporate purposes, which may include strategic transactions. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and/or money market accounts, totaled approximately $526.6 million at December 31, 2013 compared to $529.7 million at December 31, 2012.
In 2014, we expect that sales of our subsidiaries' current portfolios of products will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to be sufficient to cover cash needs for working capital and general corporate purposes, including our recent acquisition of Boca, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, common stock repurchases and any regulatory and/or sales milestones that may become due.
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the EPI's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. To the extent these manufacturers are successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition may cause a decline in future revenue from the affected products. Such revenue declines could have a material adverse effect on our future liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently outlined and implemented strategic, operational and organizational steps to reduce annual operating expenses, explore strategic alternatives for our branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.
Beyond 2014, we expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, including certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, our currently approved common stock repurchase plan and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes, including the potential for opportunistic corporate development transactions such as the recently announced agreement to acquire Paladin as discussed in more detail below. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties.
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin in a stock and cash transaction valued at approximately $2.7 billion as of February 20, 2014. Pursuant to the acquisition, each of Endo and Paladin will be acquired by Endo International, a newly-formed Irish holding company.
Under the terms of the transaction, Paladin shareholders will receive 1.6331 shares of Endo International stock and C$1.16 in cash. Current Endo shareholders will receive one share of Endo International for each share of Endo they own upon closing. Upon closing of the transaction, Endo shareholders are expected to own approximately 77.4% of Endo International, and Paladin shareholders are expected to own approximately 22.6%.
Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Key products serve growing drug markets including ADHD, pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling stake in Ativa Pharma S.A. in Mexico and a 61.5% ownership stake in publicly traded Litha Healthcare Group Limited in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo's existing portfolio and further diversifies Endo's pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
In addition, pursuant to the plan of arrangement, for each Paladin share owned upon closing, shareholders of Paladin will also receive one share of Knight Therapeutics Inc. (Knight Therapeutics), a newly formed Canadian company that will be separated as part of the transaction. Knight Therapeutics will hold rights to Impavido and certain related rights.
The cash consideration to be received by Paladin shareholders will be increased if Endo’s volume weighted average share price during an agreed reference period declines more than 7%. Cash compensation will be provided by Endo to Paladin shareholders if the share price declines more than 7% but less than 20%. If Endo’s share price declines between 20% and 24% during the agreed reference period, Endo will provide partial cash compensation to Paladin shareholders. Any decline in Endo’s share price beyond 24% will not be subject to further cash compensation to Paladin shareholders. The maximum amount by which the aggregate cash consideration to be received by Paladin shareholders would be increased by this price protection mechanism is approximately $233.0 million.

For U.S. federal income tax purposes, the merger is intended to qualify as a non-taxable “reorganization”. Under current U.S. federal income tax law, it is uncertain whether U.S. shareholders of Endo will be required to recognize gain or loss on the Endo share exchange. There is risk that U.S. holders on the Endo share exchange because non-recognition treatment depends on the application of new and complex provisions of U.S. federal income tax law as well as certain facts that are subject to change and that could be affected by actions taken by Endo and other events beyond Endo’s control. More specifically, U.S. holders of Endo common stock will be required to recognize a gain on the Endo share exchange if the U.S. shareholders gain amount exceeds the Endo International income amount. The U.S. shareholders gain amount has been and will continue to be affected by changes in Endo’s stock price, trading activity in Endo’s common stock, and the tax basis of U.S. holders of Endo common stock on the closing date. As a result, the U.S. shareholders gain amount cannot be known until after the closing of the merger. In this regard, Endo notes that there has been a substantial increase in Endo’s stock price during the period from the signing of the arrangement agreement. The Endo International income amount will depend, in part, on the earnings and profits of Endo U.S. Inc. for the taxable year that includes the closing date

(which Endo expects will be 2014). Such earnings and profits, if any, will depend on overall business conditions and the overall tax position of Endo U.S. Inc. for such taxable year and will take into account, among other things, taxable operating income and loss as well as taxable non-operating income and loss (including dispositions outside the ordinary course of business and extra-ordinary items), subject to certain adjustments, and cannot be determined until the end of the year in which the merger is completed.
Following completion of the transaction, the combined company will be led by Endo’s current management team. Paladin will continue to be led by Paladin’ current management team (other than Mr. Goodman) and will maintain its current headquarters location in Montreal. The Canadian operations will continue under the Paladin name.
While the Paladin acquisition is primarily equity based, Endo will adjust certain parts of its capital structure to complete the transaction. The Company has entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which will replace Endo’s existing credit facility upon closing of the Paladin acquisition. The new credit facility consists of a five-year senior secured term loan “A” facility in an amount up to $1.1 billion, a seven-year senior secured term loan “B” facility in an amount up to $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million. We expect that the new credit facility will contain an uncommitted expansion option which will permit up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as to be defined in the new credit facility, is less than or equal to an amount to be agreed to in the new credit facility) of additional revolving or term loan commitments from one or more of the lenders under the new credit facility or other lenders after the closing date.
We expect that under the new credit facility, $50.0 million will be available for letters of credit and up to $50.0 million will be available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the new credit facility. Upon the effectiveness of the new credit facility, the existing credit facility will be terminated and canceled, with all indebtedness under the existing credit facility repaid and all liens terminated and released. The borrowers’ obligations under the new credit facility are expected to be guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
Upon closing of the transaction, a change in control would occur under the terms of our existing senior secured credit facilities (the Credit Facilities). If for any reason the committed financing is not available, and Endo is unable to refinance the Credit Facilities prior to the closing of the transaction, the change in control under the Credit Facilities would be considered an event of default, which would permit the lenders to cause all amounts outstanding with respect to that debt to be due and payable immediately and terminate all commitments to extend further credit. An acceleration of the debt under the Credit Facilities, if not repaid, could result in an event of default under our other debt agreements, including the Existing Notes.
On December 2, 2013, following the completion of consent solicitations, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into supplemental indentures to the 2019, 2020 and 2022 Notes Indentures, providing, among other things, that the Paladin transaction will not constitute a change of control under the Indentures.
The transaction is currently expected to close on February 28, 2014, subject to certain conditions and approvals, including regulatory approvals in the United States, Canada and South Africa, the approval of both companies' shareholders, the approval of the Superior Court of Quebec, the registration and listing of Endo International shares and customary closing conditions. Shareholders representing approximately 34% of Paladin outstanding shares have agreed to vote in favor of the transaction and Paladin announced on February 24, 2014 that an overwhelming majority voted to approve the transaction. These shareholders have the right to terminate this agreement if Endo’s volume weighted average share price declines more than 24% during an agreed reference period. Shares of Endo International are expected to trade on the NASDAQ and Toronto Stock Exchange.
Borrowings. On March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our existing credit agreement to extend its term and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500.0 million Revolving Credit Facility and our Term Loan A Facility which, at the time of the amendment and restatement, had a remaining principal balance of $1.4 billion, to March 15, 2018. The 2013 Credit Agreement provides the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments. Under the 2013 Credit Agreement, the Company is required to maintain a leverage ratio (as the definition of such ratio has been modified in the 2013 Credit Agreement) of no greater than 3.75 to 1.00, which provides the Company with greater financial and operating flexibility than the prior credit agreement. The 2013 Credit Agreement continues to require the Company to maintain a minimum interest coverage ratio of 3.50 to 1.00.
The 2013 Credit Agreement keeps in place the Company’s Term Loan B Facility which matures on June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. The 2013 Credit Agreement also permits additional revolving or term loan commitments up to $500.0 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.

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
At December 31, 2013, the Company's indebtedness also includes senior notes with aggregate principal amounts totaling $2.0 billion. These notes mature between 2019 and 2022, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.75% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
On December 19, 2013, we issued $700.0 million in aggregate principal amount of 5.75% Senior Notes due 2022 (the New 2022 Notes) at an issue price of par. The notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction, and we have no intention to register the notes in the future. We are not required to, nor do we intend to, offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act or otherwise register the notes for resale under the Securities Act. The notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the notes in the United States only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The New 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the New 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The New 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein.
At December 31, 2013, the Company's indebtedness also includes $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes), which became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013. The conversion right was reassessed on December 31, 2013, and the Convertible Notes remained convertible.
We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of December 31, 2013. The Convertible Notes will remain convertible through March 31, 2014, at which point they will be reassessed based on the conversion right trigger described above. Holders of the Convertible Notes may surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. There have been no conversions as of the date of this filing.
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

The Convertible Notes are only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at December 31, 2013.
The following table provides the range of shares that would be included in the dilutive net (loss) income per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2013					Three Months Ended June 30, 2013
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$27.79	$29.25		$30.71	$32.18	$34.15	$35.95		$37.75	$39.55
Impact on dilutive shares:
Convertible notes	—	21		639	1,204	1,884	2,439		2,944	3,401
Warrants	—	—		—	—	—	—		—	—
	—	21	(1)	639	1,204	1,884	2,439	(1)	2,944	3,401

	Three Months Ended September 30, 2013					Three Months Ended December 31, 2013 (2)
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo common stock:	$38.21	$40.22		$42.23	$44.24	$54.21	$57.06		$59.91	$62.77
Impact on dilutive shares:
Convertible Notes	3,065	3,561		4,010	4,418	5,996	6,345		6,662	6,951
Warrants	—	72		686	1,246	3,408	3,886		4,320	4,716
	3,065	3,633	(1)	4,696	5,664	9,404	10,231	(3)	10,982	11,667
__________

(1)
Amounts included in total diluted shares outstanding of 113.2 million, 117.2 million and 120.3 million for the three month periods ended March 31, 2013, June 30, 2013 and September 30, 2013 respectively.

(2)
Because the Company reported a Net loss attributable to Endo Health Solutions Inc. during the three month period ended December 31, 2013, the Convertible Notes and Warrants had no dilutive impact during this period and would not have had a dilutive impact given any of the assumed share prices above. Therefore, these amounts are included for informational purposes only and are not indicative of actual results or results that would have occurred given the assumed share prices above.

(3)
Represents, for the three month period ended December 31, 2013, the amounts that would have been included in total diluted shares outstanding of 115.5 million had the Company reported Net income attributable to Endo Health Solutions Inc. as opposed to a Net loss attributable to Endo Health Solutions Inc.

Share Repurchase Programs. Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the year ended December 31, 2013. We purchased approximately 8.3 million shares of our common stock during the year ended December 31, 2012 totaling $256.0 million and 0.9 million shares of our common stock during the year ended December 31, 2011 totaling $34.7 million.

Working Capital. The components of our working capital and our current ratio at December 31, 2013 and December 31, 2012 are below (dollars in thousands):

	December 31, 2013	December 31, 2012
Total current assets	$2,854,507	$2,213,095
Less: total current liabilities	(1,696,672)	(1,751,188)
Working capital	$1,157,835	$461,907
Current ratio	1.7:1	1.3:1
Working capital increased by $695.9 million from December 31, 2012 to December 31, 2013. This increase related primarily to proceeds from the New 2022 Notes, cash from operations and cash from the exercise of stock options, partially offset by the reclassification of our convertible notes from non-current to current and the prepayment on the Term Loan B Facility.
The following table summarizes our Consolidated Statements of Cash Flows and liquidity for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Net cash flow provided by (used in):
Operating activities	$298,517	$733,879	$702,115
Investing activities	(883,639)	(88,467)	(2,374,092)
Financing activities	579,525	(645,547)	1,752,681
Effect of foreign exchange rate	1,692	431	702
Net (decrease) increase in cash and cash equivalents	$(3,905)	$296	$81,406
Less: net (decrease) increase in cash and cash equivalents of discontinued operations	(813)	(2,749)	4,488
Net (decrease) increase in cash and cash equivalents of continuing operations	$(3,092)	$3,045	$76,918
Cash and cash equivalents, beginning of period	$529,689	$526,644	$449,726
Cash and cash equivalents, end of period	$526,597	$529,689	$526,644
Days sales outstanding	45	45	45
Net cash provided by operating activities. Net cash provided by operating activities was $298.5 million for the year ended December 31, 2013 compared to $733.9 million provided by operating activities in 2012 and $702.1 million provided by operating activities in 2011. Significant components of our operating cash flows for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Cash Flow Data-Operating Activities:
Consolidated net (loss) income	$(632,414)	$(688,021)	$242,065
Depreciation and amortization	255,663	285,524	237,414
Stock-based compensation	38,998	59,395	46,013
Amortization of debt issuance costs and premium / discount	36,264	36,699	32,788
Deferred income taxes	(155,727)	(193,960)	(75,877)
Loss on extinguishment of debt	11,312	7,215	11,919
Asset impairment charges	680,198	768,467	116,089
Changes in assets and liabilities which provided cash	59,731	454,393	99,581
Other, net	4,492	4,167	(7,877)
Net cash provided by operating activities	$298,517	$733,879	$702,115
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

The $435.4 million decrease in Net cash provided by operating activities in 2013 compared to 2012 was primarily the result of the timing of cash collections and cash payments, including payment of $102.0 million related to the Impax Settlement Agreement, the first annual royalty payment to Teikoku in the amount of $56.0 million and payments to settle pricing litigation cases of $29.0 million. These decreases were partially offset by an increase in cash due to improved operating performance generated by the 2013 restructuring initiatives.
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
Net cash used in investing activities. Net cash used in investing activities was $883.6 million in 2013 compared to $88.5 million used in investing activities in 2012. This $795.2 million increase in cash used in investing activities relates primarily to an increase in restricted cash and cash equivalents of $770.0 million related to the pending close of the Paladin transaction, the establishment of a net $11.5 million escrow settlement fund related to the mesh Master Settlement Agreement, which is further described in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". Also contributing to this fluctuation is a decrease in proceeds from investments of $18.8 million associated with the 2012 repayment at par value of our remaining auction-rate securities, an increase in patent acquisition costs and license fees of $6.3 million and a decrease in purchases of property, plant and equipment of $3.3 million.
Net cash used in investing activities was $88.5 million in 2012 compared to $2.4 billion used in investing activities in 2011. This $2.3 billion decrease in cash used relates primarily to net cash paid for acquisitions, which was $3.2 million in 2012 compared to $2.4 billion in 2011. The cash spent in 2011 was primarily for our acquisition of AMS
Net cash provided by (used in) financing activities. Net cash provided by financing activities was $579.5 million in 2013 compared to $645.5 million used in financing activities in 2012. Items contributing to this $1.2 billion fluctuation in cash provided by financing activities include proceeds from the issuance of the New 2022 Notes of $700.0 million, a decrease in principal payments on term loan indebtedness totaling $210.0 million, a decrease in cash used to repurchase stock of $256.0 million and an increase in cash from the exercise of stock options of $77.8 million. These items were partially offset by an increase in cash paid for deferred financing fees of $10.5 million and an increase in payments of tax withholding for restricted shares of $9.8 million.
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
Research and Development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.
As previously disclosed, we have recently undertaken initiatives to optimize commercial spend and refocus our research and development efforts. Accordingly, we expect our research and development costs to decrease in future periods. However, we expect to continue to incur moderate levels of research and development expenditures as we focus on the development and advancement of our product pipeline. There can be no assurance that results of any ongoing or future preclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. cGMP, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.
Manufacturing, Supply and Other Service Agreements. Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries' products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional discussion of commitments under manufacturing, supply and other service agreements, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".

License and Collaboration Agreements. Our subsidiaries have agreed to certain contingent payments in certain license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Consolidated Balance Sheets. In addition, under certain arrangements, we or our subsidiaries may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For additional discussion of our contingent payments involving our license and collaboration agreements, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, and Note 11. License and Collaboration Agreements and Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
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
Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Contractual Obligations. The following table lists our enforceable and legally binding noncancelable obligations as of December 31, 2013.

	Payment Due by Period (in thousands)
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (1)	$4,902,338	$620,228	$266,755	$298,849	$364,988	$1,348,983	$2,002,535
Capital lease obligations (2)	69,484	5,752	5,846	5,977	6,112	6,249	39,548
Operating lease obligations (3)	37,287	13,891	9,561	6,741	3,916	1,532	1,646
Minimum Voltaren® royalty obligations due to Novartis (4)	45,000	30,000	15,000	—	—	—	—
Minimum purchase commitments to Teikoku (5)	18,000	18,000	—	—	—	—	—
Minimum advertising and promotion spend (6)	1,542	1,542	—	—	—	—	—
Other obligations and commitments (7)	39,145	9,545	4,800	6,800	4,000	4,000	10,000
Total (8)	$5,112,796	$698,958	$301,962	$318,367	$379,016	$1,360,764	$2,053,729
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

(4)
Under the terms of the five-year Voltaren® Gel Agreement, Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Voltaren® Gel Agreement. In addition, subject to certain limitations, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year. In December 2013, pursuant to the provisions of this Voltaren® Gel Agreement, the term was automatically renewed for an additional one year period.

(5)
On April 24, 2007, we amended our Supply and Manufacturing Agreement with Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (collectively, Teikoku) dated as of November 23, 1998, pursuant to which Teikoku manufactures and supplies Lidoderm® (lidocaine patch 5%) (the Product) to Endo. This amendment is referred to as the Amended Agreement. Under the terms of the Amended Agreement, Endo agreed to purchase a minimum number of Lidoderm® patches per year through 2012, representing the noncancelable portion of the Amended Agreement. The minimum purchase requirement remains in effect subsequent to 2012, except that Endo has the right to terminate the Amended Agreement if we fail to meet the annual minimum requirement in subsequent years. The supply price of Lidoderm® is adjusted annually based on a price index defined in the Amended Agreement. Since future price changes are unknown, for purposes of this contractual obligations table, all amounts scheduled above represent the minimum patch quantities at the price currently existing under the Amended Agreement. Effective November 1, 2010, the parties amended the Amended Agreement. Pursuant to this amendment, Teikoku has agreed to supply additional Product at no cost to Endo in 2014 in the event Endo’s firm orders of Product exceed certain thresholds in those years. We will update the Teikoku purchase commitments upon future price changes made in accordance with the Amended Agreement.

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

For purposes of the table above, obligations for the purchase of goods or services are included only for significant noncancelable purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2013, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.
As of December 31, 2013, our liability for unrecognized tax benefits amounted to $64.5 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our liability has been excluded from the above contractual obligations table.
As of December 31, 2013, our product liability accrual amounted to $520.0 million. Due to the inherent uncertainty as to the ultimate timing and costs of resolving this litigation, we cannot make a reasonably reliable estimate of the amount and period of related future payments.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, asset impairment charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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
Non-U.S. Operations. Our operations outside of the U.S. were not material during the year ended December 31, 2013. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Consolidated Financial Statements.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our Term Loan Facility, money market funds, and long-term marketable debt securities portfolio. Additionally, if we were to utilize amounts under our Revolving Credit Facility, we could be exposed to interest rate risk. At December 31, 2013, our Term Loan Facility includes floating-rate debt of approximately $1.4 billion. Based on this amount, a 1% rise in interest rates would result in approximately $14.0 million in incremental annual interest expense.
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
As of December 31, 2013 and 2012, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At December 31, 2013 and 2012, we had publicly traded equity securities totaling $3.0 million and $1.7 million, respectively, included in long-term marketable securities. The fair values of our investments are subject to significant fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the companies we invest in. Based on the fair value of the publicly traded equity securities we held at December 31, 2013, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.7 million, $1.2 million and $1.5 million, respectively. Based on the fair value of the publicly traded equity securities we held at December 31, 2012, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.4 million, $0.7 million and $0.9 million, respectively. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
In addition, we purchase Lidoderm® in U.S. dollars from Teikoku Seiyaku Co., Ltd., a Japanese manufacturer. As part of the purchase agreement with Teikoku, there is a price adjustment feature that prevents the cash payment in U.S. dollars from falling outside of a certain pre-defined range in Japanese yen even if the spot rate is outside of that range. In addition, we have certain licensing arrangements which could require us to make payments upon certain regulatory and sales milestones, denominated in euros.

A 10% change in foreign currency exchange rates would not have a material impact on our financial condition, results of operations or cash flows.
Inflation
We do not believe that inflation has had a significant impact on our revenues or operations.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15 under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.
Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
(b) Management’s Report on Internal Control over Financial Reporting
The report of management of the Company regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control Over Financial Reporting” and incorporated herein by reference.
(c) Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Directors
The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2014 Annual Meeting of Stockholders (2014 Proxy Statement).
Executive Officers
For information concerning Endo’s executive officers, see Part I, Item 1. of this report "Business" under the caption "Executive Officers of the Registrant" and our 2014 Proxy Statement.
Code of Ethics
The information concerning our Code of Conduct, which was recently updated in early 2013, is incorporated herein by reference from our 2014 Proxy Statement and can be viewed on our website, the internet address for which is http://www.endo.com.
Audit Committee
The information concerning our Audit Committee is incorporated herein by reference from our 2014 Proxy Statement.

Audit Committee Financial Experts
The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2014 Proxy Statement.
Item 11.        Executive Compensation
The information required under this Item is incorporated herein by reference from our 2014 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2013 under which equity securities of Endo may be issued to employees and directors. The Endo Health Solutions Inc. 2004, 2007 and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan (formerly known as the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan) provide that stock options may be granted thereunder to non-employee consultants.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo Health Solutions Inc. Assumed Stock Incentive Plan	720,777	$28.23	3,060,614
Endo Health Solutions Inc. 2000 Stock Incentive Plan	101,307	$21.22	—
Endo Health Solutions Inc. 2004 Stock Incentive Plan	617,299	$23.64	16,215
Endo Health Solutions Inc. 2007 Stock Incentive Plan	886,774	$21.19	97,610
Endo Health Solutions Inc. 2010 Stock Incentive Plan	4,179,143	$33.62	5,763,146
__________

(1)	Excludes shares of restricted stock units outstanding
The other information required under this Item is incorporated herein by reference from our 2014 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference from our 2014 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
Information about the fees for 2013 and 2012 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2014 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2014 Proxy Statement.
The information required under this Item is incorporated herein by reference from our 2014 Proxy Statement.
PART IV

Item 15.     Exhibits, Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Financial Statements.

2.	Consolidated Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2011	$754	$12,005	$(7,504)	$5,255
Year Ended December 31, 2012	$5,255	$2,817	$(2,539)	$5,533
Year Ended December 31, 2013	$5,533	$1,358	$(1,297)	$5,594
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
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ RAJIV DE SILVA	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Rajiv De Silva

	/S/ SUKETU P. UPADHYAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2014
Suketu P. Upadhyay

	/S/ DANIEL A. RUDIO	Vice President, Controller (Principal Accounting Officer)	February 28, 2014
Daniel A. Rudio

	*	Chairman and Director	February 28, 2014
Roger H. Kimmel

	*	Director	February 28, 2014
John J. Delucca

	*	Director	February 28, 2014
Nancy J. Hutson, Ph.D.

	*	Director	February 28, 2014
Arthur J. Higgins

	*	Director	February 28, 2014
Michael Hyatt

	*	Director	February 28, 2014
William P. Montague

	*	Director	February 28, 2014
David B. Nash, M.D., M.B.A.

	*	Director	February 28, 2014
Jill D. Smith

	*	Director	February 28, 2014
William F. Spengler

*By:	/S/ CAROLINE B. MANOGUE	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24	February 28, 2014
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
Endo Health Solutions Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
Endo Health Solutions Inc.’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report appears on page F-4.

/S/ RAJIV DE SILVA
Rajiv De Silva
Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ SUKETU P. UPADHYAY
Suketu P. Upadhyay
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Endo Health Solutions Inc.
Malvern, Pennsylvania
We have audited the accompanying consolidated balance sheets of Endo Health Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Health Solutions Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Endo Health Solutions Inc.
Malvern, Pennsylvania
We have audited the internal control over financial reporting of Endo Health Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 28, 2014

ENDO HEALTH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526,597	$529,689
Restricted cash and cash equivalents	770,000	—
Accounts receivable, net of allowance of $5,594 and $5,533 at December 31, 2013 and 2012, respectively	725,827	650,547
Inventories, net	374,439	344,935
Prepaid expenses and other current assets	39,402	21,834
Income taxes receivable	—	36,489
Deferred income taxes	257,985	298,938
Assets held for sale (NOTE 3)	160,257	330,663
Total current assets	$2,854,507	$2,213,095
MARKETABLE SECURITIES	2,979	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	372,077	359,293
GOODWILL	1,372,832	1,853,566
OTHER INTANGIBLES, NET	1,872,926	2,047,292
OTHER ASSETS	96,535	93,567
TOTAL ASSETS	$6,571,856	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$263,241	$412,065
Accrued expenses	979,964	1,142,196
Current portion of long-term debt	414,929	132,156
Acquisition-related contingent consideration	3,878	6,195
Income taxes payable	3,089	—
Liabilities related to assets held for sale (NOTE 3)	31,571	58,576
Total current liabilities	$1,696,672	$1,751,188
DEFERRED INCOME TAXES	310,764	496,778
ACQUISITION-RELATED CONTINGENT CONSIDERATION	869	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,323,844	3,035,031
OTHER LIABILITIES	654,491	149,627
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 40,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000,000 shares authorized; 144,413,074 and 140,040,882 shares issued; 115,354,393 and 110,793,855 shares outstanding at December 31, 2013 and December 31, 2012, respectively	1,444	1,400
Additional paid-in capital	1,166,375	1,035,115
Retained earnings	126,234	811,573
Accumulated other comprehensive loss	(4,915)	(6,802)
Treasury stock, 29,058,681 and 29,247,027 shares at December 31, 2013 and December 31, 2012, respectively	(763,120)	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	$526,018	$1,072,856
Noncontrolling interests (NOTE 3)	59,198	60,350
Total stockholders’ equity	$585,216	$1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,571,856	$6,568,559
See Notes to Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except per share data)

	2013	2012	2011
REVENUES:
Net pharmaceutical product sales	$2,061,916	$2,297,685	$2,209,089
Devices revenues	492,226	504,487	300,299
Other revenues	62,765	13,564	15,532
TOTAL REVENUES	$2,616,907	$2,815,736	$2,524,920
COSTS AND EXPENSES:
Cost of revenues	1,039,516	1,135,681	948,080
Selling, general and administrative	849,339	864,339	783,920
Research and development	142,472	219,139	179,838
Patent litigation settlement, net	—	85,123	—
Litigation-related and other contingencies	484,242	316,425	—
Asset impairment charges	519,011	715,551	116,089
Acquisition-related and integration items	7,952	19,413	32,015
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(425,625)	$(539,935)	$464,978
INTEREST EXPENSE, NET	173,601	182,834	148,024
LOSS ON EXTINGUISHMENT OF DEBT	11,312	7,215	11,919
OTHER (INCOME) EXPENSE, NET	(50,971)	439	(1,407)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(559,567)	$(730,423)	$306,442
INCOME TAX	(24,067)	(36,415)	112,084
(LOSS) INCOME FROM CONTINUING OPERATIONS	(535,500)	(694,008)	194,358
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(96,914)	5,987	47,707
CONSOLIDATED NET (LOSS) INCOME	$(632,414)	$(688,021)	$242,065
Less: Net income attributable to noncontrolling interests	52,925	52,316	54,452
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(685,339)	$(740,337)	$187,613
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC. COMMON STOCKHOLDERS—BASIC:
Continuing operations	$(4.73)	$(6.00)	$1.67
Discontinued operations	$(1.32)	$(0.40)	$(0.06)
Basic	$(6.05)	$(6.40)	$1.61
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC. COMMON STOCKHOLDERS—DILUTED:
Continuing operations	$(4.73)	$(6.00)	$1.60
Discontinued operations	$(1.32)	$(0.40)	$(0.05)
Diluted	$(6.05)	$(6.40)	$1.55
WEIGHTED AVERAGE SHARES:
Basic	113,295	115,719	116,706
Diluted	113,295	115,719	121,178
See Notes to Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013		2012		2011
CONSOLIDATED NET (LOSS) INCOME		$(632,414)		$(688,021)		$242,065
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$775		$1,403		$(2,334)
Less: reclassification adjustments for losses realized in net (loss) income	—	775	—	1,403	1,915	(419)
Foreign currency translation gain (loss)		714		2,164		(8,071)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	546		(1,212)		216
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	(148)	398	279	(933)	(1)	215
OTHER COMPREHENSIVE INCOME (LOSS)		$1,887		$2,634		$(8,275)
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(630,527)		$(685,387)		$233,790
Less: Comprehensive income attributable to noncontrolling interests		52,925		52,316		54,452
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.		$(683,452)		$(737,703)		$179,338
See Notes to Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share data)

	Endo Health Solutions Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Endo Health Solutions Inc. Stockholders' Equity	Noncontrolling Interests (NOTE 3)	Total Stockholders' Equity
	Number of Shares	Amount				Number of Shares	Amount
BALANCE, JANUARY 1, 2011	136,309,917	$1,363	$860,882	$1,364,297	$(1,161)	(20,252,022)	$(483,790)	$1,741,591	$61,738	$1,803,329
Net income	—	—	—	187,613	—	—	—	187,613	54,452	242,065
Other comprehensive loss	—	—	—	—	(8,275)	—	—	(8,275)	—	(8,275)
Compensation related to stock-based awards	—	—	46,013	—	—	—	—	46,013	—	46,013
Forfeiture of restricted stock awards	(8,009)	—	—	—	—	—	—	—	—	—
Exercise of options	1,274,280	12	28,946	—	—	—	—	28,958	—	28,958
Tax benefits of stock awards, net	—	—	3,780	—	—	—	—	3,780	—	3,780
Common stock issued	760,814	8	479	—	—	—	—	487	—	487
Treasury stock acquired	—	—	—	—	—	(926,100)	(34,702)	(34,702)	—	(34,702)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(53,997)	(53,997)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	(292)	(292)
Replacement equity issued in connection with the AMS acquisition	—	—	12,220	—	—	—	—	12,220	—	12,220
Other	—	—	5	—	—	—	—	5	—	5
BALANCE, DECEMBER 31, 2011	138,337,002	$1,383	$952,325	$1,551,910	$(9,436)	(21,178,122)	$(518,492)	$1,977,690	$61,901	$2,039,591
Net (loss) income	—	—	—	(740,337)	—	—	—	(740,337)	52,316	(688,021)
Other comprehensive income	—	—	—	—	2,634	—	—	2,634	—	2,634
Compensation related to stock-based awards	—	—	59,395	—	—	—	—	59,395	—	59,395
Forfeiture of restricted stock awards	(19,624)	—	—	—	—	—	—	—	—	—
Exercise of options	853,794	8	19,350	—	—	—	—	19,358	—	19,358
Tax benefits of stock awards, net	—	—	2,537	—	—	—	—	2,537	—	2,537
Common stock issued	869,710	9	469	—	—	—	—	478	—	478
Treasury stock acquired	—	—	—	—	—	(8,304,330)	(256,000)	(256,000)	—	(256,000)
Issuance of common stock from treasury	—	—	—	—	—	235,425	6,062	6,062	—	6,062
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(53,269)	(53,269)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	(598)	(598)
Other	—	—	1,039	—	—	—	—	1,039	—	1,039
BALANCE, DECEMBER 31, 2012	140,040,882	$1,400	$1,035,115	$811,573	$(6,802)	(29,247,027)	$(768,430)	$1,072,856	$60,350	$1,133,206

	Endo Health Solutions Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Endo Health Solutions Inc. Stockholders' Equity	Noncontrolling Interests (NOTE 3)	Total Stockholders' Equity
	Number of Shares	Amount				Number of Shares	Amount
Net (loss) income	—	—	—	(685,339)	—	—	—	(685,339)	52,925	(632,414)
Other comprehensive income	—	—	—	—	1,887	—	—	1,887	—	1,887
Compensation related to stock-based awards	—	—	38,998	—	—	—	—	38,998	—	38,998
Forfeiture of restricted stock awards	(12,191)	—	—	—	—	—	—	—	—	—
Exercise of options	3,836,560	39	97,090	—	—	—	—	97,129	—	97,129
Tax benefits of stock awards, net	—	—	4,265	—	—	—	—	4,265	—	4,265
Common stock issued	547,823	5	263	—	—	—	—	268	—	268
Tax withholding for restricted shares	—	—	(9,781)	—	—	—	—	(9,781)	—	(9,781)
Treasury stock acquired	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from treasury	—	—	—	—	—	188,346	5,310	5,310	—	5,310
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(52,711)	(52,711)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	(1,366)	(1,366)
Other	—	—	425	—	—	—	—	425	—	425
BALANCE, DECEMBER 31, 2013	144,413,074	$1,444	$1,166,375	$126,234	$(4,915)	(29,058,681)	$(763,120)	$526,018	$59,198	$585,216
See Notes to Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(632,414)	$(688,021)	$242,065
Adjustments to reconcile consolidated net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	255,663	285,524	237,414
Stock-based compensation	38,998	59,395	46,013
Amortization of debt issuance costs and premium / discount	36,264	36,699	32,788
Provision for bad debts	3,495	3,402	—
Selling, general and administrative expenses paid in shares of common stock	268	478	234
Deferred income taxes	(155,727)	(193,960)	(75,877)
Net loss on disposal of property, plant and equipment	2,571	50	76
Change in fair value of acquisition-related contingent consideration	823	237	(7,363)
Loss on extinguishment of debt	11,312	7,215	11,919
Asset impairment charges	680,198	768,467	116,089
Gain on sale of business	(2,665)	—	(824)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(80,195)	40,395	(107,609)
Inventories	(29,286)	(95,438)	(8,703)
Prepaid and other assets	(23,600)	18,227	(2,156)
Accounts payable	(159,532)	142,609	(30,269)
Accrued expenses	(167,107)	424,340	205,020
Other liabilities	487,625	(809)	(3,029)
Income taxes payable/receivable	31,826	(74,931)	46,327
Net cash provided by operating activities	$298,517	$733,879	$702,115
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(96,483)	(99,818)	(59,383)
Proceeds from sale of property, plant and equipment	1,857	1,426	1,626
Acquisitions, net of cash acquired	(3,645)	(3,175)	(2,393,397)
Proceeds from sale of investments	—	18,800	85,025
Purchases of investments	—	—	(14,025)
Other investments	—	—	(4,628)
Patent acquisition costs and license fees	(12,000)	(5,700)	(2,300)
Proceeds from sale of business, net	8,150	—	12,990
Settlement escrow	(11,518)	—	—
Increase in restricted cash and cash equivalents	(770,000)	—	—
Net cash used in investing activities	$(883,639)	$(88,467)	$(2,374,092)

FINANCING ACTIVITIES:
Capital lease obligations repayments	(457)	(859)	(1,444)
Direct financing arrangement repayments	(3,464)	—	—
Proceeds from issuance of New 2022 Notes	700,000	—	—
Proceeds from issuance of 2019 and 2022 Notes	—	—	900,000
Proceeds from issuance of Term Loans	—	—	2,200,000
Proceeds from other indebtedness	1,247	—	500
Principal payments on Term Loans	(152,032)	(362,075)	(689,876)
Payment on AMS Convertible Notes	(773)	(66)	(519,040)
Principal payments on other indebtedness	—	(899)	—
Deferred financing fees	(10,475)	—	(82,504)
Payment for contingent consideration	(5,000)	—	(827)
Tax benefits of stock awards	12,017	4,949	5,909
Payments of tax withholding for restricted shares	(9,781)	—	—
Exercise of Endo Health Solutions Inc. stock options	97,129	19,358	28,954
Purchase of common stock	—	(256,000)	(34,702)
Issuance of common stock from treasury	5,310	6,062	—
Cash distributions to noncontrolling interests	(52,711)	(53,269)	(53,997)
Cash buy-out of noncontrolling interests, net of cash contributions	(1,485)	(2,748)	(292)
Net cash provided by (used in) financing activities	$579,525	$(645,547)	$1,752,681
Effect of foreign exchange rate	1,692	431	702
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,905)	$296	$81,406
LESS: NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(813)	(2,749)	4,488
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$(3,092)	$3,045	$76,918
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	529,689	526,644	449,726
CASH AND CASH EQUIVALENTS, END OF PERIOD	$526,597	$529,689	$526,644
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$128,452	$152,097	$81,458
Cash paid for income taxes	$70,160	$192,647	$150,299
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$497	$1,373	$4,279
Purchases of property, plant and equipment financed by direct financing arrangement	$—	$57,008	$—
Accrual for purchases of property, plant and equipment	$8,351	$12,237	$11,704
See Notes to Consolidated Financial Statements.

ENDO HEALTH SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
NOTE 1. DESCRIPTION OF BUSINESS
On May 23, 2012, we changed our name from Endo Pharmaceuticals Holdings Inc. to Endo Health Solutions Inc., which we refer to herein as "Endo", the "Company", "we", "our" or "us". Endo Health Solutions Inc., together with its subsidiaries is a U.S. based, specialty healthcare company focused on branded and generic pharmaceuticals and devices. We aim to partner with healthcare professionals and payment providers to deliver a suite of complementary branded and generic drugs, devices and clinical data to meet the needs of patients in areas such as pain management, urology, oncology and endocrinology. The Company was incorporated on November 18, 1997 under the laws of the State of Delaware.
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
The Company previously divested two operating divisions of HealthTronics, its image guided radiation therapy (IGRT) in 2011 and it anatomical pathology laboratory business in the third quarter of 2013. On December 28, 2013 the Company's Board of Directors approved a plan to sell the remainder of the HealthTronics business, in its entirety. On February 3, 2014, we completed the sale of HealthTronics.
The assets and liabilities of the HealthTronics business segment are classified as held for sale in the Consolidated Balance Sheets for all periods presented. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.
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
Through our ownership in HealthTronics, we own interests in various partnerships and limited liability corporations, or LLCs. We consolidate our investments in these partnerships or LLCs, where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related governing agreements provide us with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove us. We have reviewed each of the underlying agreements and determined we have effective control. If circumstances changed and it was determined this control did not exist, these investments would be reflected using the equity method of accounting. Although this would change individual line items within our Consolidated Financial Statements it would have no effect on our net income attributable to Endo Health Solutions Inc. and/or total stockholders’ equity attributable to Endo Health Solutions Inc.
Use of Estimates—The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. Significant estimates and assumptions are also required when determining the fair value of certain financial instruments, the valuation of long-lived and indefinite-lived assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.
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

	2013	2012	2011
Cardinal Health, Inc.	21%	25%	27%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	15%	12%	14%
Revenues from these customers are included within our Endo Pharmaceuticals and Qualitest segments.
The Company derives a majority of its total revenues from a limited number of products. Products that accounted for 10% or more of our total revenues during the years ended December 31 were as follows:

	2013	2012	2011
Lidoderm®	23%	34%	33%
Opana® ER	9%	11%	15%
We have agreements with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GMBH and Sharp Corporation for the manufacture and supply of a substantial portion of our existing pharmaceutical products. Additionally, we utilize UPS Supply Chain Solutions, Inc. for certain customer service support, warehouse and distribution services, see Note 14. Commitments and Contingencies.
Revenue Recognition—
Pharmaceutical Products
Our net pharmaceutical product sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, distribution service fees, returns and allowances (collectively revenue reserves). We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for revenue reserves are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns and allowances due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined, all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.
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
Services
Our fees for the urology and pathology services performed by HealthTronics are recorded when the procedure is performed and are based on contracted rates. Management fees from our HealthTronics, Inc. limited partnerships are recorded monthly when earned. The assets of this business segment and related liabilities are classified as held for sale in the Consolidated Balance Sheets for all periods presented. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.

Other
Product royalties received from third party collaboration partners and licensees of our products and patents are recorded as other revenues. Royalties are recognized as earned in accordance with the contract terms when royalties from third parties can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.
Sales Deductions—When we recognize net sales from the sale of our pharmaceutical products, we record an adjustment to revenue for estimated revenue reserves. These provisions, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.
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
Cash and Cash Equivalents—The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2013, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.
Restricted Cash and Cash Equivalents —Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted cash and cash equivalents on our Consolidated Balance Sheets. At December 31, 2013, restricted cash and cash equivalents consists of $700.0 million from the proceeds of the issuance of the New 2022 Notes and $70.0 million of additional cash. At December 31, 2013, the proceeds of the issuance of the New 2022 Notes and the additional $70.0 million are restricted and held in escrow and may not be utilized by the Company until the Paladin Labs, Inc. (Paladin) transaction closes. If the transaction is not consummated before July 1, 2014 the restricted cash and cash equivalents would then be used for general corporate purposes, which may include strategic transactions.
Cost of Revenues—Cost of revenues includes all costs directly related to bringing both purchased and manufactured products to their final selling destination. It includes purchasing and receiving costs, direct and indirect costs to manufacture products, including direct materials, direct labor, and direct overhead expenses necessary to acquire and convert purchased materials and supplies into finished goods. Cost of revenues also includes royalties paid or owed by Endo on certain in-licensed products, inspection costs, depreciation, amortization of intangible assets, warehousing costs, freight charges, costs to operate our equipment, and other shipping and handling activity.
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
We perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 66% and 68% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2013 and 2012, respectively.
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
Property, plant and equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of the related assets, ranging from 1 to 35 years, on a straight-line basis. Leasehold improvements and capital lease assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of their respective leases. Depreciation is not recorded on assets held for sale.
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
Certain construction projects may be accounted for as direct financing arrangements, whereby the Company records, over the construction period, the full cost of the asset in Property, plant and equipment, net on the Consolidated Balance Sheets. A corresponding liability is also recorded, net of leasehold improvements paid for by the Company, and is amortized over the expected lease term through monthly rental payments using an effective interest method. Assets recorded under direct financing arrangements are depreciated over the lease term.
License Rights—The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years, with a weighted average useful life of approximately 8 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Amortization expense is not recorded on assets held for sale.
Customer Relationships—Acquired customer relationships are recorded at fair value upon acquisition and are amortized using estimated useful lives ranging from 13 to 17 years, with a weighted average useful life of approximately 16 years. We determine amortization periods for customer relationships based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the customer relationships, contractual terms and our plans regarding our future relations with our customers. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
Tradenames—Acquired tradenames are recorded at fair value upon acquisition and, if deemed to have definite lives, are amortized using estimated useful lives ranging from 15 to 30 years, with a weighted average useful life of approximately 24 years. We determine amortization periods for tradenames based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the tradename and our plans regarding the future use of the tradename. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
Developed Technology—Acquired developed technology is recorded at fair value upon acquisition and amortized using estimated useful lives ranging from 3 to 20 years, with a weighted average useful life of approximately 16 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired assets. Such factors include the strength of the intellectual property protection of the product and various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty.
Long-Lived Asset Impairment Testing—Long-lived assets, which includes property, plant and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. An impairment loss is recognized in net income in the period that the impairment occurs.
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
Goodwill—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model permits, and we utilize, a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting units using a discounted cash flow analysis. If the net book values of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is being allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.
Advertising Costs—Advertising costs are expensed as incurred and included in Selling, general and administrative expenses and amounted to $38.3 million, $41.8 million and $54.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
Contingencies—The Company is subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in Selling, general and administrative expenses. Contingent accruals are recorded with a corresponding charge to Litigation-related and other contingencies in the Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events.
Stock-Based Compensation—The Company accounts for its stock-based compensation plans in accordance with FASB Codification Topic 718, Stock Compensation. Accordingly, stock-based compensation for employees and non-employee directors is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. Stock-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.
Segment Information— The Company operates in three reportable segments. These segments are: (1) Endo Pharmaceuticals (formerly Branded Pharmaceuticals), (2) Qualitest (formerly Generics) and (3) AMS (formerly Devices). A summary of our total revenues to external customers and adjusted income before income tax for each of our segments is found in Note 6. Segment Results.
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

Foreign Currency Translation—The financial statements for operations outside the U.S. are maintained primarily in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in Other income, net. The balance of cumulative translation adjustments included in accumulated other comprehensive income was a loss of $5.2 million at December 31, 2013 and a loss of $5.9 million at December 31, 2012. Gains and losses on foreign currency transactions are also included in Other (income) expense, net.
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
Convertible Notes Hedge & Warrants—Concurrent with the issuance of the Convertible Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers. In addition, we sold warrants to affiliates of certain of the initial purchasers. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately-negotiated accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 16. Stockholders’ Equity. We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance regarding the accounting derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The call options, warrants, and accelerated share repurchase agreement meet the requirements to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in additional paid-in capital in the accompanying Consolidated Balance Sheets.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company is currently evaluating ASU 2013-04 but does not expect the impact of adoption to be material to the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, in order to eliminate the diversity in practice in the presentation of unrecognized tax benefits in such instances. This guidance generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating ASU 2013-11 but does not expect the impact of adoption to be material to the Company's Consolidated Financial Statements.
NOTE 3. DISCONTINUED OPERATIONS
On December 28, 2013 the Company's Board of Directors approved a plan to sell its HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. In addition, the Company received rights to additional cash payments of up to $45.0 million based on the future operating performance of HealthTronics for a total consideration of up to $130.0 million. Additional cash payments, if any will be recorded when earned. The Company also retained income taxes payable, certain deferred tax assets related to net operating loss carryforwards and unrecognized tax benefits which were approximately $50.7 million, $28.0 million, and $9.3 million, respectively, at December 31, 2013. The sale was completed on February 3, 2014. The anticipated pre-tax loss on the sale is approximately $118.9 million, which is the amount of the charge the Company recognized to write down the book value of the assets to fair value less costs to sell.
The assets of this business segment and related liabilities are classified as held for sale in the Consolidated Balance Sheets for all periods presented. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Financial results are only related to disposed of or to-be-disposed of businesses.

The following table provides the operating results of Discontinued operations, net of tax for the three years ended December 31 (in thousands):

	2013	2012	2011
Revenue	$207,194	$211,627	$205,201
(Loss) income from discontinued operations before income taxes	$(119,690)	$(11,160)	$45,249
Income taxes	(22,776)	(17,147)	(2,458)
Discontinued operations, net of tax	$(96,914)	$5,987	$47,707

In the fourth quarter of 2013, the Company recorded an estimated loss on sale of $118.9 million to write down the book value of the reporting units' assets to fair value less estimated costs to sell. In the third quarter of 2013, the Company recorded an estimated goodwill impairment charge of $38.0 million, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. In the second quarter of 2013, the Company recorded an estimated loss on sale charge of $4.2 million on property, plant and equipment, accounts receivable and other intangibles to write down the book value of the anatomical pathology services business to fair value less estimated costs to sell. Upon sale, the Company recognized a pre-tax gain of $2.7 million. In the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $49.9 million, representing the difference between the implied fair value of the HealthTronics reporting units' goodwill and the carrying amount. In 2011, the Company divested its image guided radiation therapy (IGRT) business for total consideration of approximately $13.0 million, resulting in a pre-tax gain of $0.8 million.

The following table provides the components of Assets held for sale and Liabilities related to assets held for sale as of December 31 (in thousands):

	2013	2012
Current assets	$69,131	$86,802
Property, plant and equipment	23,461	26,375
Goodwill and other intangibles, net	58,761	212,466
Other assets	8,904	5,020
Assets held for sale	$160,257	$330,663

Current liabilities	$27,656	$35,408
Long term debt, less current portion, net	3,354	2,916
Other liabilities	561	20,252
Liabilities related to assets held for sale	$31,571	$58,576

NOTE 4. RESTRUCTURING
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
As a result of the June 2013 restructuring initiative, the Company incurred restructuring expenses of $56.3 million during the year ended December 31, 2013, consisting of $41.4 million of employee severance and other benefit-related costs, $12.0 million of other costs associated with the restructuring, mainly contract termination fees and $2.8 million of asset impairment charges. The Company anticipates there will be additional pre-tax restructuring expenses of $3.7 million, primarily attributable to certain facility exit costs and employee severance and other benefit-related costs which will be incurred throughout 2014. The majority of these restructuring costs, with the exception of the costs related to HealthTronics, are included in Selling, general and administrative expense in the Consolidated Statements of Operations. The operating results of Healthtronics are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
As of December 31, 2013, the accrual related to the June 2013 restructuring initiative was $12.3 million. Approximately $10.9 million is included in Accrued expenses and approximately $1.4 million is included in Liabilities related to assets held for sale in the Consolidated Balance Sheets. There was no such restructuring accrual for these actions as of December 31, 2012. Changes to this accrual during the year ended December 31, 2013 were as follows, with the exception of non-cash impairment charges, which were excluded (in thousands):

	Employee Severance and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of December 31, 2012	$—	$—	$—
Expenses	41,435	11,966	53,401
Cash distributions	(34,056)	(6,076)	(40,132)
Other non-cash adjustments	—	(971)	(971)
Liability balance as of December 31, 2013	$7,379	$4,919	$12,298
A summary of expenses related to the June 2013 restructuring initiatives is included below by reportable segment and other for the year ended December 31, 2013 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Endo Pharmaceuticals	$22,847	$2,849	$8,780	$34,476
Qualitest	262	—	1,142	1,404
AMS	6,645	—	2,004	8,649
Discontinued operations (NOTE 3)	3,260	—	40	3,300
Corporate unallocated	8,421	—	—	8,421
Total	$41,435	$2,849	$11,966	$56,250
Of the $3.7 million of additional pre-tax restructuring expenses the Company expects to incur, $2.1 million relates to Corporate, $1.4 million relates to the AMS segment and $0.2 million relates to the Endo Pharmaceuticals segment. Segment operating results do not include restructuring expenses as segment performance is evaluated excluding such expenses. See further discussion in Note 6. Segment Results.
Other Restructuring Initiatives
During 2013 and 2012, the Company undertook certain other restructuring initiatives that were individually not material to the Company's Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $10.3 million during the year ended December 31, 2013, which primarily consisted of employee severance and other benefit-related costs, accelerated depreciation and asset impairment charges. Additionally, the Company incurred lease-exit costs of $7.8 million during the year ended December 31, 2013 upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties, consisting of our remaining obligations under the respective lease agreements. During the year ended December 31, 2012 the Company recorded $43.6 million related to these initiatives, primarily related to employee severance and other benefit-related costs. The majority of these costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.
The liability related to these initiatives totaled $16.1 million and $19.2 million at December 31, 2013 and December 31, 2012, respectively. The majority of the liability is included in Accrued expenses in the Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2013, partially offset by the recognition of the expenses mentioned in the preceding paragraph.
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
Prostate Health.
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
The operating results of AMS from and including June 18, 2011 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 reflect the acquisition of AMS, effective June 18, 2011.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the AMS Acquisition Date (in thousands):

June 17, 2011 (As adjusted)
Cash and cash equivalents	$47,289
Commercial paper	71,000
Accounts receivable	73,868
Other receivables	630
Inventories	74,988
Prepaid expenses and other current assets	7,133
Income taxes receivable	9,154
Deferred income taxes	15,432
Property, plant and equipment	56,413
Other intangible assets(1)	1,260,000
Other assets	4,581
Total identifiable assets	$1,620,488
Accounts payable	$10,327
Accrued expenses	45,835
Deferred income taxes	416,745
Long-term debt	520,375
Other liabilities	25,891
Total liabilities assumed	$1,019,173
Net identifiable assets acquired	$601,315
Goodwill(2)	1,798,661
Net assets acquired	$2,399,976
__________

(1)	Subsequent pre-tax non-cash impairment charges totaling $12.0 million and $135.5 million related to Other intangible assets were recorded in 2013 and 2012, respectively.

(2)
Subsequent pre-tax non-cash impairment charges of $481.0 million and $507.5 million related to this Goodwill were recorded in the fourth quarter of 2013 and 2012, respectively. These impairment charges are further discussed in Note 10. Goodwill and Other Intangibles.

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the AMS Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Our measurement period adjustments are complete.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Customer Relationships:
Men’s Health	$97	17
Women’s Health	37	15
Prostate Health	26	13
Total	$160	16
Developed Technology:
Men’s Health	$690	18
Women’s Health(1)	150	9
Prostate Health	161	18
Total	$1,001	16
Tradenames:
AMS	$45	30
GreenLight	12	15
Total	$57	27
In Process Research & Development:
Oracle(2)	$12	n/a
Genesis(3)	14	n/a
TOPAS(4)	8	n/a
Other(5)	8	n/a
Total	$42	n/a
Total other intangible assets	$1,260	n/a
__________

(1)	A subsequent pre-tax non-cash impairment charge of $128.5 million was recorded in the fourth quarter of 2012.

(2)	A subsequent pre-tax non-cash impairment charge of $4.0 million was recorded in the fourth quarter of 2012.

(3)	A subsequent pre-tax non-cash impairment charge of $6.0 million was recorded in the fourth quarter of 2013.

(4)	A subsequent pre-tax non-cash impairment charge of $2.0 million was recorded in the fourth quarter of 2013.

(5)
Subsequent pre-tax non-cash impairment charges of $4.0 million and $3.0 million were recorded in the fourth quarter of 2013 and the second quarter of 2012, respectively.     These impairment charges are further discussed in Note 10. Goodwill and Other Intangibles.

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
The $1.8 billion of goodwill has been assigned to our AMS segment. The goodwill recognized is attributable primarily to strategic and synergistic opportunities across the entire urology spectrum, expected corporate synergies, the assembled workforce of AMS and other factors. Approximately $16.5 million of goodwill was expected to be deductible for income tax purposes.
Deferred tax assets of $15.4 million are related primarily to federal net operating loss and credit carryforwards of AMS and its subsidiaries. Deferred tax liabilities of $416.7 million are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.

The Company recognized $1.1 million, $7.7 million and $28.8 million of AMS acquisition-related and integration costs that were expensed during the years ended December 31, 2013, 2012 and 2011 respectively. These costs are included in Acquisition-related and integration items, net in the accompanying Consolidated Statements of Operations and are comprised of the following items (in thousands):

	2013	2012	2011
Bank fees	$—	$—	$16,070
Legal, separation, integration, and other costs	1,124	7,672	12,684
Total	$1,124	$7,672	$28,754
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
The following supplemental pro forma information presents the financial results as if the acquisition of AMS had occurred on January 1, 2011 for the year ended December 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of any future results.

Year Ended December 31, 2011
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$2,968,497
Net income attributable to Endo Health Solutions Inc.	$214,487
Basic net income per share	$1.84
Diluted net income per share	$1.77
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
NOTE 6. SEGMENT RESULTS
On December 28, 2013 the Company's Board of Directors approved a plan to sell its HealthTronics business segment and the Company entered into a definitive agreement to sell the business segment on January 9, 2014. The assets of this business segment and related liabilities are classified as held for sale in the Consolidated Balance Sheets for all periods presented. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.
The three remaining reportable business segments in which the Company now operates are: (1) Endo Pharmaceuticals, (2) Qualitest and (3) AMS. Each segment derives revenue from the sales or licensing of their respective products or services.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as income (loss) from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.

Certain corporate general and administrative expenses are not allocated and are therefore included within Corporate unallocated. We calculate consolidated adjusted income from continuing operations before income tax by adding the amounts for each of our reportable segments to Corporate unallocated adjusted loss from continuing operations before income tax
Endo Pharmaceuticals
The Endo Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas® and Valstar®.
Qualitest
The Qualitest segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
AMS
The AMS segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for 10% or more of our total revenues during the years ended December 31, 2013, 2012 or 2011. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
The following represents selected information for the Company’s reportable segments for the years ended December 31 (in thousands):

	2013	2012	2011
Net revenues to external customers:
Endo Pharmaceuticals	$1,394,015	$1,677,984	$1,657,767
Qualitest	730,666	633,265	566,854
AMS(1)	492,226	504,487	300,299
Total consolidated net revenues to external customers	$2,616,907	$2,815,736	$2,524,920
Adjusted income (loss) from continuing operations before income tax:
Endo Pharmaceuticals	$783,927	$906,839	$890,951
Qualitest	193,643	171,418	107,204
AMS	144,792	119,852	82,418
Corporate unallocated	(319,369)	(337,152)	(318,277)
Total consolidated adjusted income from continuing operations before income tax	$802,993	$860,957	$762,296
__________

(1)
The following table displays our AMS segment revenue by geography for the years ended December 31 (in thousands). International revenues were not material to any of our other segments for any of the periods presented.

	2013	2012	2011
AMS:
United States	$315,054	$330,087	$202,462
International	177,172	174,400	97,837
Total AMS revenues	$492,226	$504,487	$300,299

The table below provides reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the years ended December 31 (in thousands):

	2013	2012	2011
Total consolidated adjusted income from continuing operations before income tax:	$802,993	$860,957	$762,296
Upfront and milestone payments to partners	(29,703)	(60,778)	(28,098)
Asset impairment charges	(519,011)	(715,551)	(116,089)
Acquisition-related and integration items(1)	(7,952)	(19,413)	(32,015)
Separation benefits and other cost reduction initiatives(2)	(100,253)	(42,913)	(17,390)
Amortization of intangible assets	(185,334)	(220,320)	(185,017)
Inventory step-up	—	(880)	(49,010)
Non-cash interest expense	(22,742)	(20,762)	(18,952)
Loss on extinguishment of debt	(11,312)	(7,215)	(11,919)
Watson litigation settlement income, net	50,400	—	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	(102,000)	—
Patent litigation settlement items, net	—	(85,123)	—
Certain litigation-related charges(3)	(537,701)	(316,425)	—
Other income, net	1,048	—	2,636
Total consolidated (loss) income from continuing operations before income tax	$(559,567)	$(730,423)	$306,442
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $42.4 million and $39.5 million for the years ended December 31, 2013 and 2012, respectively. Contract termination fees of $5.8 million for the year ended December 31, 2013 are also included in this amount. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives. Additionally, Separation benefits and other cost reduction initiatives during the year ended December 31, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing a liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Consolidated Statements of Operations.

(3)
This amount includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the year ended December 31, 2013.

The following represents additional selected financial information for our reportable segments for the three years ended December 31 (in thousands):

	2013	2012	2011
Depreciation expense:
Endo Pharmaceuticals	$19,828	$15,540	$13,264
Qualitest	13,354	12,343	11,468
AMS	10,215	10,667	4,984
Corporate unallocated	8,354	5,033	3,799
Total depreciation expense	$51,751	$43,583	$33,515

	2013	2012	2011
Amortization expense:
Endo Pharmaceuticals	$80,223	$105,974	$104,439
Qualitest	43,924	41,524	39,078
AMS	61,788	73,422	42,099
Total amortization expense	$185,935	$220,920	$185,616
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration, debt obligations, and derivative instruments. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term assets:
Equity securities	$2,979	$2,979	$1,746	$1,746
Equity and cost method investments	15,654	N/A	14,604	N/A
	$18,633		$16,350
Current liabilities:
Acquisition-related contingent consideration—short-term	$3,878	$3,878	$6,195	$6,195
Current portion of 1.75% Convertible Senior Subordinated Notes Due 2015, net	345,421	372,481	—	—
Current portion of Term Loan A Facility Due 2018	69,375	69,375	131,250	131,250
3.25% AMS Convertible Notes due 2036	22	22	795	795
4.00% AMS Convertible Notes due 2041	111	111	111	111
Derivative instruments	—	—	602	602
Minimum Voltaren® Gel royalties due to Novartis—short-term	28,935	28,935	31,878	31,878
Other	9,000	9,000	1,000	1,000
	$456,742	$483,802	$171,831	$171,831
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$869	$869	$2,729	$2,729
1.75% Convertible Senior Subordinated Notes Due 2015, less current portion, net	—	—	321,332	364,444
Term Loan A Facility Due 2018, less current portion	1,266,094	1,265,970	1,256,250	1,259,094
Term Loan B Facility Due 2018	60,550	60,686	160,550	162,260
7.00% Senior Notes Due 2019	500,000	536,563	500,000	536,563
7.00% Senior Notes Due 2020, net	397,200	430,500	396,899	429,000
7.25% Senior Notes Due 2022	400,000	431,750	400,000	431,500
5.75% Senior Notes Due 2022	700,000	703,500	—	—
Minimum Voltaren® Gel royalties due to Novartis—long-term	7,392	7,392	13,846	13,846
Other	8,443	8,443	5,775	5,775
	$3,340,548	$3,445,673	$3,057,381	$3,205,211
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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
Derivative instruments are measured at fair value on a recurring basis using significant observable inputs, hence these instruments represent Level 2 measurements within the fair value hierarchy.
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on a quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined below. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Consolidated Balance Sheets.
The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Consolidated Balance Sheets at December 31, 2013 and December 31, 2012.
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. See Recurring Fair Value Measurements below for additional information on the fair value methodology used for the acquisition-related contingent consideration.
The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach, which incorporates certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and stock price volatility assumptions based on historic volatility of the Company’s common stock and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
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
The fair values of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at December 31, 2013 and December 31, 2012 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of December 31, 2013 and December 31, 2012.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$843,390	$—	$—	$843,390
Equity securities	2,979	—	—	2,979
Total	$846,369	$—	$—	$846,369
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,878	$3,878
Acquisition-related contingent consideration—long-term	—	—	869	869
Total	$—	$—	$4,747	$4,747

	Fair Value Measurements at Reporting Date using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$58,331	$—	$—	$58,331
Equity securities	1,746	—	—	1,746
Total	$60,077	$—	$—	$60,077
Liabilities:
Derivative instruments	$—	$602	$—	$602
Acquisition-related contingent consideration—short-term	—	—	6,195	6,195
Acquisition-related contingent consideration—long-term	—	—	2,729	2,729
Total	$—	$602	$8,924	$9,526
At December 31, 2013, money market funds include $700.0 million from the proceeds of the issuance of the New 2022 Notes and $70.0 million of capitalization by Endo Health Solutions Inc. This cash is restricted until the Paladin transaction closes or the Company has determined to terminate or abandon the transaction.
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
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million after giving effect to the first quarter 2013 payment. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $4.7 million at December 31, 2013 and $8.9 million at December 31, 2012. The decrease in the balance primarily relates to a first quarter 2013 payment of $5.0 million related to the achievement of certain regulatory milestones. The remaining fluctuation resulted from changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2013	$(8,924)
Amounts (acquired) sold / (issued) settled, net	5,000
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(823)
December 31, 2013	$(4,747)

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
Auction-Rate Securities
In June 2012, our remaining auction-rate securities were called at par and we received proceeds of $18.8 million. Prior to being sold, these auction-rate securities had been classified as available-for-sale securities and had therefore been maintained at their fair value, with changes in value being recorded as part of Other comprehensive (loss) income, net. Due to the fact that we received proceeds equal to par, the auction-rate securities were adjusted to their fair value of $18.8 million, with a corresponding gain to Other comprehensive income (loss), net. The previously recognized cumulative unrealized holding loss associated with these securities of $1.5 million was reversed in its entirety. As a result, no gain or loss was realized.
The following is a summary of available-for-sale securities held by the Company at December 31, 2013 and December 31, 2012 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Money market funds	$843,390	$—	$—	$843,390
Total included in cash and cash equivalents	$73,390	$—	$—	$73,390
Total included in restricted cash and cash equivalents	$770,000			$770,000
Equity securities	$1,766	$1,213	$—	$2,979
Long-term available-for-sale securities	$1,766	$1,213	$—	$2,979
Total available-for-sale securities	$75,156	$1,213	$—	$76,369

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2012
Money market funds	$58,331	$—	$—	$58,331
Total included in cash and cash equivalents	$58,331	$—	$—	$58,331
Equity securities	$1,766	$—	$(20)	$1,746
Long-term available-for-sale securities	$1,766	$—	$(20)	$1,746
Total available-for-sale securities	$60,097	$—	$(20)	$60,077
At December 31, 2013 and December 31, 2012, our equity securities consisted of investments in the stock of publicly traded companies. As of December 31, 2013, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. As of December 31, 2012, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at December 31, 2013 or December 31, 2012 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.

Nonrecurring Fair Value Measurements
The Company's financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Measurement Date using:			Total Expense for the Year Ended December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMS goodwill	$—	$—	$806,523	$(481,000)
AMS IPR&D intangible assets	—	—	14,000	(12,000)
Qualitest IPR&D intangible assets	—	—	—	(17,000)
Epicept intangible asset	—	—	—	(1,500)
Property, plant and equipment (See Note 9)	—	—	—	(7,511)
Total	$—	$—	$820,523	$(519,011)

Liabilities:
Minimum Voltaren® Gel royalties due to Novartis	$—	$—	$21,451	$—
The Company's financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012 were as follows (in thousands):

	Fair Value Measurements at Measurement Date using			Total Expense for the Year Ended December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Supprelin® Asia and Europe intangible assets	—	—	—	(2,000)
Vantas® Asia and Latin America intangible assets	—	—	—	(3,689)
Valstar® Europe intangible asset	—	—	—	(2,000)
Sanctura® Asia intangible asset	—	—	—	(8,000)
Sanctura XR® intangible asset	—	—	5,000	(51,163)
AMS developed technology intangible assets	—	—	—	(128,472)
AMS IPR&D intangible assets	—	—	9,000	(7,000)
Goodwill	—	—	1,287,572	(507,528)
Property, plant and equipment (See Note 9)	—	—	—	(5,698)
Total	$—	$—	$1,301,572	$(715,550)
Liabilities:
Patent litigation settlement liability(1) (See Note 14)	—	—	131,361	(131,361)
Minimum Voltaren® Gel royalties due to Novartis	—	—	21,346	—
Total	$—	$—	$152,707	$(131,361)
__________

(1)
As a result of a subsequent change in estimate with respect to this obligation, the Company reduced its liability associated with the Watson Settlement Agreement by $46.2 million to $85.1 million during the third quarter of 2012.

See Note 10. Goodwill and Other Intangibles for a discussion of goodwill and intangible asset impairment charges
The nonrecurring fair value measurements described above were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

NOTE 8. INVENTORIES
Inventories are comprised of the following at December 31 (in thousands):

	2013	2012
Raw materials	$101,790	$99,829
Work-in-process	51,100	58,523
Finished goods	221,549	186,583
Total	$374,439	$344,935
Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Consolidated Balance Sheets and therefore has not been separately disclosed.
NOTE 9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following for the years ended December 31 (in thousands):

	2013	2012
Land and buildings	$221,570	$213,826
Machinery and equipment	99,492	83,787
Leasehold improvements	28,501	27,373
Computer equipment and software	88,368	87,100
Assets under capital lease	5,012	5,531
Furniture and fixtures	9,930	8,458
Assets under construction	69,497	50,217
Property, plant and equipment, gross	522,370	476,292
Less accumulated depreciation	(150,293)	(116,999)
Property, plant and equipment, net	$372,077	$359,293
Depreciation expense, including expense related to assets under capital lease, was $51.8 million, $43.6 million and $33.5 million for the year ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013 and 2012, the Company recorded impairment charges totaling $7.5 million and $5.7 million, respectively, to completely write off certain miscellaneous property, plant and equipment amounts that were no longer recoverable. These charges were related to our ongoing efforts to improve our operating efficiency and to consolidate certain locations, including our generics research and development operations and our corporate headquarters. These charges are included in the Asset impairment charges line item in our Consolidated Statement of Operations.
On October 28, 2011, our subsidiary Endo Pharmaceuticals Inc. entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership, for a new Company headquarters to consist of approximately 300,000 square feet of office space located in Malvern, Pennsylvania.
This lease is accounted for as a direct financing arrangement whereby the Company recorded, over the construction period, the full cost of the asset of $91.1 million in Property, plant and equipment, net. The lease asset was included as a component of Land and buildings in the table above at December 31, 2013 and December 31, 2012. The building and leasehold improvements are being depreciated over the initial lease term of 12 years. See Note 14. Commitments and Contingencies for further details on the lease agreement.

NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the year ended December 31, 2013 were as follows:

	Carrying Amount
	Endo Pharmaceuticals	Qualitest	AMS	Total Consolidated
Balance as of December 31, 2012:
Goodwill	$290,793	$275,201	$1,795,100	$2,361,094
Accumulated impairment losses	—	—	(507,528)	(507,528)
	$290,793	$275,201	$1,287,572	$1,853,566
Effect of currency translation	—	—	266	266
Goodwill impairment charges	—	—	(481,000)	(481,000)
Balance as of December 31, 2013:
Goodwill	290,793	275,201	1,795,366	2,361,360
Accumulated impairment losses	—	—	(988,528)	(988,528)
	$290,793	$275,201	$806,838	$1,372,832
Other Intangible Assets
The following is a summary of other intangible held by the Company at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Indefinite-lived intangibles:
In-process research and development	$73,400	$165,400
Total indefinite-lived intangibles	$73,400	$165,400
Definite-lived intangibles:
Licenses (weighted average life of 8 years)	$634,275	$605,850
Less accumulated amortization	(404,587)	(329,121)
Licenses, net	$229,688	$276,729
Customer relationships (weighted average life of 16 years)	158,258	158,210
Less accumulated amortization	(25,574)	(15,507)
Customer relationships, net	$132,684	$142,703
Tradenames (weighted average life of 24 years)	77,000	77,000
Less accumulated amortization	(9,934)	(6,308)
Tradenames, net	$67,066	$70,692
Developed technology (weighted average life of 16 years)	1,720,428	1,645,303
Less accumulated amortization	(350,340)	(253,535)
Developed technology, net	$1,370,088	$1,391,768
Total definite-lived intangibles, net (weighted average life of 15 years)	$1,799,526	$1,881,892
Other intangibles, net	$1,872,926	$2,047,292
As of December 31, 2013, the weighted average amortization period for our definite-lived intangible assets in total was approximately 15 years.

Amortization expense for the years ended December 31, 2013, 2012 and 2011 totaled $185.9 million, $220.9 million and $185.6 million, respectively. Estimated amortization of intangibles for the five years subsequent to December 31, 2013 is as follows (in thousands):

2014	$174,601
2015	$148,046
2016	$147,023
2017	$135,769
2018	$135,503
Changes in the gross carrying amount of our other intangible assets for the year ended December 31, 2013 were as follows (in thousands):

Gross Carrying Amount
December 31, 2012	$2,651,763
Patents acquired	20,599
Asset impairment charges	(30,500)
Effect of currency translation	48
Voltaren® Gel license extension	21,451
December 31, 2013	$2,663,361

Impairments

We assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset may be impaired.

The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Refer to Note 3. Discontinued Operations for further discussion.

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

Due to significant judgments and estimates that are utilized in an impairment analysis, it was difficult to objectively determine, without the use of hindsight, the assumptions that would have been used as of each October 1 for periods before October 1, 2012. As such, we prospectively applied the changes in the annual goodwill and indefinite-lived intangible asset impairment testing dates beginning on October 1, 2012.

Based upon market conditions, and, in some cases, a lack of comparable market transactions for similar assets, Endo determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to utilize in our impairment tests. Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flows (including long-term growth rates), discount rates, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Discount rates applied to the estimated cash flows for our October 1, 2013 and October 1, 2012 annual goodwill and indefinite-lived intangible assets impairment test ranged from 9.5% to 14.5% and 9.5% to 10.0%, respectively, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units' fair values to the market value of our total invested capital, calculated as the sum of our observed market capitalization plus our outstanding interest bearing debt as of the test date. The analysis will result in an implied control premium (the excess sum of the reporting unit's fair values over total invested capital) or an implied control discount (the excess sum of total invested capital over the sum of the reporting unit's fair values. The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company's share price, we reevaluate the fair value estimates of the reporting units by adjusting discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company's reporting units.

The results of our 2013 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for the UEO and Generics reporting units as of October 1, 2013 was $904.7 million and $1.6 billion, respectively, which was more than 100% of each reporting unit's carrying amount. An increase of 50 basis points to our assumed discount rates used in testing either of these reporting units would not have changed the results of our Step I analyses.

The Pain reporting unit had a negative book value as of October 1, 2013. Accordingly, we also considered other qualitative and quantitative factors to determine whether the goodwill associated with this reporting unit was more likely than not impaired. The factors we considered included market dynamics regarding the current product portfolio, the likelihood of technical, regulatory, and commercial success for certain pipeline products, and the estimated fair value of the Pain reporting unit’s intangible assets. Based on these considerations, the Company concluded it was more likely than not that the goodwill associated with this reporting unit was not impaired as of October 1, 2013.

The result of the 2013 Step I analysis for the AMS reporting unit showed that the fair values of that reporting unit was lower than its carrying amount, thus requiring a Step II analysis for the reporting unit. The declines in the fair value, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded combined pre-tax non-cash goodwill impairment charges in the Consolidated Statement of Operations totaling $481.0 million in 2013.
The results of our 2012 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for each of these reporting units as of October 1, 2012, ranged from approximately 70% to more than 100% of carrying amount or $355.8 million to $1.5 billion, respectively.
The result of the 2012 Step I analysis for the AMS reporting unit showed that the fair values of the reporting unit was lower than its respective carrying amount, thus requiring a Step II analysis for the reporting unit. The decline in the fair value of the AMS reporting unit, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded a pre-tax non-cash goodwill impairment charge in the Consolidated Statement of Operations totaling $507.5 million in 2012.
A summary of intangible asset impairment charges for the years ended December 31, 2013 and 2012 is included below by reportable segment.
Endo Pharmaceuticals Segment
As part of the 2013 year-end financial close and reporting process, the Company concluded that an impairment assessment was required to evaluate the recoverability of the definite-lived intangible asset associated with the worldwide rights to certain patents of Epicept Corp. well as exclusive, worldwide commercialization rights to EpiCept’s LidoPAIN® BP product. After performing this assessment, we recorded a pre-tax non-cash impairment charges of $1.5 million, representing the remaining carrying amount of this asset.
As part of the 2012 year-end financial close and reporting process, the Company concluded that impairment assessments were required to evaluate the recoverability of certain definite-lived intangible assets associated with our Supprelin® and Vantas® franchises in certain non-U.S. markets. After performing these assessments, we recorded pre-tax non-cash impairment charges of $2.0 million and $3.7 million, respectively, representing the remaining carrying amounts of these assets.
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
AMS Segment
As a result of the 2013 Step II analysis, we also determined that the carrying amounts of certain AMS IPR&D intangible assets were impaired. This determination was based primarily on lower than initially expected revenue and profitability levels over a sustained period of time and downward revisions to management's short-term and long-term forecasts. Accordingly, we recorded pre-tax non-cash impairment charges of $12.0 million to impair the IPR&D assets, representing the difference between the fair values and the carrying amounts.
As a result of the 2012 Step II analysis, we also determined that the carrying amounts of the women's health developed technology intangible asset and one of the AMS IPR&D intangible assets were impaired. This determination was based primarily on lower than initially expected revenue and profitability levels over a sustained period of time and downward revisions to management's short-term and long-term forecasts for the AMS women's health product line. Accordingly, we recorded a pre-tax non-cash impairment charge of $128.5 million to impair the women's health developed technology intangible asset in its entirety. We also recorded a pre-tax non-cash impairment charge of $4.0 million to impair the IPR&D asset, representing the difference between the fair value and the carrying amount.
During the second quarter of 2012, as a result of market and potential regulatory changes affecting the commercial potential in the U.S. for one of the AMS IPR&D assets, the Company determined that the asset's carrying amount was no longer fully recoverable. Accordingly, in the second quarter of 2012, we recorded a pre-tax non-cash impairment charge of $3.0 million, representing the difference between the fair value and the carrying amount.
Qualitest Segment
As part of our annual definite-lived intangible asset impairment review process, the Company determined that the fair value of certain Qualitest IPR&D assets was less than the carrying amount. Accordingly, in the fourth quarter of 2013, we recorded a pre-tax non-cash impairment charge of $17.0 million representing the full carrying amount of the assets.
There were no other intangible asset impairment charges for any of our segments for the years ended December 31, 2013 and 2012.
NOTE 11. LICENSE AND COLLABORATION AGREEMENTS
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

Under the terms of the Voltaren® Gel Agreement, which had an initial term of five years, EPI made an upfront cash payment of $85.0 million. EPI agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, EPI agreed to make certain guaranteed minimum annual royalty payments of $30.0 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which could be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties were creditable against royalty payments on an annual basis such that EPI's obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25.0 million if annual net sales of Voltaren® Gel exceed $300.0 million in the U.S. To date, annual net sales have not exceeded this threshold and, therefore, this milestone payment has not been paid.
The $85.0 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We amortized this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, EPI was not obligated to make any first quarter 2012 royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Voltaren® Gel royalties incurred during the years ended December 31, 2013, 2012 and 2011 were $30.0 million, $21.6 million and $17.7 million, respectively, representing either a percentage of actual net sales of Voltaren® Gel or minimum royalties pursuant to the Voltaren® Gel Agreement..
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
During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, EPI agreed to spend 13% of prior year sales or approximately $16.0 million on A&P Expenditures. During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2012 and extending through June 30, 2013, EPI agreed to spend approximately $4.5 million on A&P Expenditures. During the first renewal term year beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred for such A&P Expenditures were $8.1 million, $9.4 million and $18.7 million for the years ended December 31, 2013, 2012 and 2011 respectively.
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

The initial term of the Voltaren® Gel Agreement expired on June 30, 2013. In December 2012, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for two successive one year terms, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.3 million representing the present value of the guaranteed minimum royalties we expected to pay to Novartis AG over the renewal term.
The subsequent term of the Voltaren® Gel Agreement will expire on June 30, 2014. In December 2013, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for a one year term, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.5 million, representing the present value of the guaranteed minimum royalties we expected to pay to Novartis AG over the renewal term.
The Voltaren® Gel Agreement will remain in place unless either (i) EPI provides written notice of non-renewal to the other party at least six months prior to the expiration of the first renewal term or any renewal term thereafter, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of the second renewal term or any renewal term thereafter, or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, EPI is again obligated to make certain guaranteed minimum annual royalty payments of $30.0 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that EPI’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
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
Hind Healthcare Inc.
In November 1998, Endo entered into a license agreement (the Hind License Agreement) with Hind, for the sole and exclusive right to develop, use, market, promote and sell Lidoderm® in the U.S. Under the terms of the Hind License Agreement, Endo paid Hind approximately $10.0 million based upon the achievement of certain milestones and capitalized this amount as an intangible asset representing the fair value of these exclusive rights. In addition, we were required to pay Hind nonrefundable royalties based on net sales of Lidoderm® until this obligation expired on November 23, 2011 pursuant to the terms of the Hind License Agreement. Royalties were recorded as a reduction to net sales due to the nature of the license agreement and the characteristics of the license involvement by Hind in Lidoderm®. The royalty rate was 10% of net sales including a minimum royalty of at least $0.5 million per year. There were no royalties recorded for the years ended 2013 and 2012. During the year ended December 31, 2011, we recorded $77.9 million in royalties to Hind, which we recorded as a reduction to net sales.
Vernalis Development Limited
In July 2004, we entered into a License Agreement with Vernalis Development Limited (Vernalis) under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (Frova®) in North America (the Vernalis License Agreement). Frova® was launched June 2002 in the U.S. and indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30.0 million and annual $15.0 million payments each in 2005 and 2006. We capitalized the $30.0 million up-front payment and the present value of the two $15.0 million anniversary payments. We are amortizing this intangible asset into Cost of revenues on a straight-line basis over its estimated life of 12.5 years.
In addition, Vernalis could receive milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10.0 million on $200.0 million in net sales to a milestone of $75.0 million on $1.2 billion in net sales. These sales milestones could total up to $255.0 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized Frova® in Canada, under the Canadian Trademark.

In February 2008, we entered into Amendment No. 4 to the Vernalis License Agreement (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85.0 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the U.S. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85.0 million threshold. To date, annual net sales have not exceeded the $85.0 million threshold and, therefore, no royalties have been paid.
On August 15, 2011, the parties amended the Vernalis License Agreement (Amendment No. 5). Pursuant to Amendment No. 5, Vernalis assigned to the Company certain patents which were previously exclusively licensed by the Company. Amendment No. 5 did not alter the financial arrangement between the parties.
The Population Council
The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and The Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of 25 years from October 1997 or until the date on which The Population Council receives approximately $40.0 million in payments from the Company. To date, we have made payments of $12.6 million to the Population Council. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to The Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. In addition, we are obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.
Strakan International Limited
In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), which was subsequently acquired by Kyowa Hakko Kirin Co. Ltd., for the exclusive right to commercialize Fortesta® Gel in the U.S. (the ProStrakan Agreement). Fortesta® Gel is a patented 2% testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10.0 million, which was recorded as Research and development expense.
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
In the fourth quarter of 2011, the Company capitalized a one-time approval milestone to Grünenthal for $4.9 million. We are amortizing this intangible asset into Cost of revenues over its estimated useful life. We made an additional payment of $4.9 million in August 2012 related to a commercial milestone which was recorded as Cost of revenues. In the fourth quarter of 2013, the Company recorded an additional $10.4 million as Cost of Revenues related to a commercial milestone. At December 31, 2013, the commercial milestone charge of $10.4 million was included in Accrued expenses in the Company’s Consolidated Balance Sheet. Additional amounts of approximately 43.3 million euros (approximately $59.6 million at December 31, 2013) may become due upon achievement of additional future predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement, including the formulation of Opana® ER approved by the FDA in December 2011.
Effective December 19, 2012, EPI and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse

EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal. On February 18, 2014, EPI and Grünenthal amended the Grünenthal Agreement to define the responsibilities of the parties for certain additional clinical work to be performed for Opana ER.
Products in Development
Impax Laboratories, Inc.
In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Development Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the Impax Development Agreement, Endo paid Impax an upfront payment of $10.0 million in 2010, which was recorded as Research and development expense. The Company could be obligated to pay up to approximately $30.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Development Agreement upon a material breach.
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
Orion Corporation
Pursuant to the terms of the January 2011 Discovery, Development and Commercialization Agreement (the Orion Agreement) between EPI and Orion Corporation (Orion), EPI provided the required six-month notice to Orion in September 2013 that it had elected to discontinue its participation in the joint development of ODM-201, Orion's Anti-Androgen program focused on castration-resistant prostate cancer. After receipt of EPI's notice, Orion notified EPI of its election, pursuant to the terms of the Orion Agreement, to continue the ODM-201 program on its own. The Company is obligated to fund approximately $4.0 million over the contractual six-month transition period for ODM-201 with no continuing obligation thereafter. Accordingly, EPI recorded a $4.0 million charge in the during 2013, which is included in the Research and development line of the Consolidated Statements of Operations. On October 22, 2013, the parties mutually agreed to terminate the Orion Agreement for all programs other than ODM-201 and to return such terminated programs to the respective contributing parties.
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
NOTE 12. ACCRUED EXPENSES
Accrued expenses are comprised of the following for each of the years ended December 31, (in thousands):

	2013	2012
Chargebacks	$118,014	$61,302
Returns and allowances	106,377	85,815
Rebates	336,965	327,926
Other sales deductions	12,897	17,780
Accruals for litigation-related and other contingencies	211,064	484,378
Other	194,647	164,995
Total	$979,964	$1,142,196

NOTE 13. DEBT
The following is a summary of the Company's total indebtedness at December 31 (in thousands):

	December 31, 2013	December 31, 2012
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(34,079)	(58,168)
1.75% Convertible Senior Subordinated Notes due 2015, net	$345,421	$321,332
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	400,000	400,000
Unamortized initial purchaser’s discount	(2,800)	(3,101)
7.00% Senior Notes due 2020, net	$397,200	$396,899
7.25% Senior Notes due 2022	$400,000	$400,000
5.75% Senior Notes due 2022	700,000	—
3.25% AMS Convertible Notes due 2036	22	795
4.00% AMS Convertible Notes due 2041	111	111
Term Loan A Facility Due 2018	1,335,469	1,387,500
Term Loan B Facility Due 2018	60,550	160,550
Total long-term debt, net	$3,738,773	$3,167,187
Less current portion, net	$414,929	$132,156
Total long-term debt, less current portion, net	$3,323,844	$3,035,031
Credit Facility
On March 26, 2013, we made a prepayment of $100.0 million on our Term Loan B Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment and included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
On March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our existing credit agreement to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement (the 2013 Credit Agreement) extends the maturity dates of our $500.0 million Revolving Credit Facility and our Term Loan A Facility which, at the time of the amendment and restatement, had a remaining principal balance of $1.4 billion, to March 15, 2018. The 2013 Credit Agreement provides the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments. Under the 2013 Credit Agreement, the Company is required to maintain a leverage ratio (as the definition of such ratio has been modified in the 2013 Credit Agreement) of no greater than 3.75 to 1.00, which provides the Company with greater financial and operating flexibility than the prior credit agreement. The 2013 Credit Agreement continues to require the Company to maintain a minimum interest coverage ratio of 3.50 to 1.00.
The 2013 Credit Agreement keeps in place the Company’s Term Loan B Facility which matures on June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. The 2013 Credit Agreement also permits additional revolving or term loan commitments up to $500.0 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.
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
In connection with the 2013 Credit Agreement, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which was deferred and will be amortized over the term of the 2013 Credit Agreement. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense upon the amendment and restatement of the 2013 Credit Agreement. These expenses were included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
In February 2012, we made a prepayment of $205.0 million on our Term Loan B Facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $7.2 million of the remaining unamortized financing costs was written off in connection with our 2012 prepayments. This amount was included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
During the years ended December 31, 2013, 2012 and 2011, we recognized $40.9 million, $57.8 million and $51.3 million, respectively, of interest expense related to our Credit Facilities.
7.00% Senior Notes Due 2019
On June 8, 2011, we issued $500.0 million in aggregate principal amount of 7.00% Notes due 2019 (the 2019 Notes) at an issue price of par. The 2019 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2019 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2019 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2019 Notes will mature on July 15, 2019, subject to earlier repurchase or redemption in accordance with the terms of the 2019 Notes Indenture incorporated by reference herein. We received proceeds of approximately $485.9 million from the issuance, net of certain costs of the offering, including $9.9 million of costs paid to investment bankers that also helped structure the AMS acquisition.
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
In addition, at any time prior to July 15, 2015, Endo may on any one or more occasions redeem all or a part of the 2019 Notes at a specified redemption price set forth in the 2019 Senior Notes Indenture, plus accrued and unpaid interest and additional interest, if any.
At any time prior to July 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes at a specified redemption price set forth in the 2019 Notes Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2019 Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2019 Notes receiving investment grade credit ratings.

On December 2, 2013, following the completion of a consent solicitation, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the 2019 Notes Indenture, providing, among other things, that the Paladin transaction will not constitute a change of control under the 2019 Notes Indenture.
During the years ended December 31, 2013, 2012 and 2011, we recognized $36.5 million, $36.4 million and $20.4 million, respectively, of interest expense related to our 2019 Notes.
7.00% Senior Notes Due 2020
In November 2010, we issued $400.0 million in aggregate principal amount of 7.00% Senior Notes due 2020 (the 2020 Notes) at an issue price of 99.105%. The 2020 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2020 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2020 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The 2020 Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the 2020 Notes Indenture incorporated by reference herein. We received proceeds of approximately $386.6 million from the issuance, net of the initial purchaser’s discount and certain other costs of the offering.
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
In addition, at any time prior to December 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a specified redemption price set forth in the 2020 Notes Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2020 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2020 Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2020 Notes receiving investment grade credit ratings.

On December 2, 2013, following the completion of a consent solicitation, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the 2020 Notes Indenture, providing, among other things, that the Paladin transaction will not constitute a change of control under the 2020 Notes Indenture.
During the years ended December 31, 2013, 2012 and 2011, we recognized $29.1 million, $29.0 million and $29.3 million, respectively, of interest expense related to our 2020 Notes.
7.25% Senior Notes Due 2022
On June 8, 2011, we issued $400.0 million in aggregate principal amount of 7.25% Senior Notes due 2022 (the 2022 Notes) at an issue price of par. The 2022 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the 2022 Notes Indenture incorporated by reference herein. We received proceeds of approximately $388.7 million from the issuance, net of certain costs of the offering, including $7.9 million of costs paid to investment bankers that also helped structure the AMS acquisition.

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
In addition, at any time prior to July 15, 2016, Endo may on any one or more occasions redeem all or a part of the 2022 notes at a specified redemption price set forth in the 2022 Notes Indenture, plus accrued and unpaid interest and additional interest, if any.
At any time prior to July 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes at a specified redemption price set forth in the 2022 Notes Indenture, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering subject to certain provisions. If the Company experiences certain change of control events, it must offer to repurchase the 2022 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2022 Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2022 Notes receiving investment grade credit ratings.
On December 2, 2013, following the completion of a consent solicitation, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the 2022 Notes Indenture, providing, among other things, that the Paladin transaction will not constitute a change of control under the 2022 Notes Indenture.
During the years ended December 31, 2013, 2012 and 2011, we recognized $29.8 million, $29.8 million and $16.8 million, respectively, of interest expense related to our 2022 Notes.
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
5.75% Senior Notes Due 2022
On December 19, 2013, we issued $700.0 million in aggregate principal amount of 5.75% Senior Notes due 2022 (the New 2022 Notes) at an issue price of par. The notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction, and we have no intention to register the notes in the future. We are not required to, nor do we intend to, offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act or otherwise register the notes for resale under the Securities Act. The notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the notes in the United States only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The New 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the New 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The New 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of $700.0 million from the issuance. Costs associated with this offering, including costs related to investment bankers, of $12.8 million were deferred and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
At December 31, 2013, the proceeds of the issuance of the New 2022 Notes are restricted and held in escrow and may not be utilized by the Company until the Paladin transaction closes. If the transaction is not consummated before July 1, 2014 the restricted cash would then be used for general corporate purposes, which may include strategic transactions.

On or after January 15, 2017, the Company may on any one or more occasions redeem all or a part of the New 2022 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From January 15, 2017 to and including January 14, 2018	104.313%
From January 15, 2018 to and including January 14, 2019	102.875%
From January 15, 2019 to and including January 14, 2020	101.438%
From January 15, 2020 and thereafter	100.000%
At any time prior to January 15, 2017 the Company may redeem some or all of the notes at a price of 100% of the principal amount, plus the applicable premium and accrued and unpaid interest, if any, to the date of redemption. In addition, prior to January 15, 2017 the Company may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 105.75% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest.
The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the New 2022 Notes receiving investment grade credit ratings.
1.75% Convertible Senior Subordinated Notes Due 2015
At December 31, 2013, our indebtedness includes $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes), which became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's common stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013. The conversion right was reassessed on December 31, 2013, and the Convertible Notes remained convertible.
We will be permitted to deliver cash, shares of Endo common stock or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. As a result of the Convertible Notes becoming convertible, the Company has included the Convertible Notes in the current portion of long-term debt on its consolidated balance sheet as of December 31, 2013. The Convertible Notes will remain convertible through December 31, 2013, at which point they will be reassessed based on the conversion right trigger described above. Holders of the Convertible Notes may surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. There have been no conversions as of the date of this filing.
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
As discussed in Note 20. Net (Loss) Income Per Share, in periods in which our common stock price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net income per share calculation using the treasury stock method.

The carrying values of the debt and equity components of our Convertible Notes are as follows (in thousands):

	December 31, 2013	December 31, 2012
Principal amount of Convertible Notes	$379,500	$379,500
Unamortized discount related to the debt component(1)	(34,079)	(58,168)
Net carrying amount of the debt component	$345,421	$321,332
Carrying amount of the equity component	$142,199	$142,199

__________

(1)
Represents the unamortized portion of the original purchaser’s discount and certain other costs of the offering as well as the unamortized portion of the discount created from the separation of the debt portion of our Convertible Notes from the equity portion. This discount will be amortized to interest expense over the term of the Convertible Notes.

For the year ended December 31, 2013, we recognized $30.7 million of interest expense related to our Convertible Notes, of which $6.6 million related to the contractual interest payments and $24.1 million related to the amortization of the debt discount and certain other costs of the offering. For the year ended December 31, 2012, we recognized $28.8 million of interest expense related to our Convertible Notes, of which $6.6 million related to the contractual interest payments and $22.2 million related to the amortization of the debt discount and certain other costs of the offering. For the year ended December 31, 2011, we recognized $26.9 million of interest expense related to our Convertible Notes, of which $6.6 million related to the contractual interest payments and $20.3 million related to the amortization of the debt discount and certain other costs of the offering.
3.25% Convertible AMS Notes Due 2036 and 4.00% Convertible AMS Notes Due 2041
As a result of our acquisition of AMS, the Company assumed AMS’s 3.25% Convertible Notes due 2036 (the 2036 Notes) and 4.00% Convertible Notes due 2041 (the 2041 Notes and, together with the 2036 Notes, the AMS Notes). In accordance with the indentures governing the AMS Notes, the AMS Notes were immediately convertible upon the closing of Endo’s acquisition of AMS From the AMS Acquisition Date until the make whole premium on the 2036 Notes expired on August 9, 2011, we paid $95.7 million to redeem $61.4 million of the 2036 Notes at a stated premium of 1.5571. From the AMS Acquisition Date until the make whole premium on the 2041 Notes expired on August 1, 2011, we paid $423.4 million to redeem $249.9 million of the 2041 Notes at a stated premium of 1.6940. Our obligation remaining related to the AMS Notes is less than $1.0 million at December 31, 2013, excluding accrued interest.
Maturities
Maturities on long-term debt for each of the next 5 years as of December 31, 2013 are as follows (in thousands):

December 31, 2013
2014	$69,508
2015	$483,563
2016	$138,750
2017	$208,125
2018	$875,706
Maturities on long-term debt, and respective interest payments, primarily represent obligations of Endo Health Solutions Inc.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
Novartis Manufacturing Agreement
On May 3, 2001, our Endo Pharmaceuticals Inc. (EPI) subsidiary entered into a long-term manufacturing and development agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health, Inc. agreed to manufacture certain of our commercial products and products in development and EPI agreed to purchase, on an annual basis, a minimum amount of product from Novartis Consumer Health, Inc. for the purchase price equal to a predetermined amount per unit, subject to periodic adjustments. This agreement had a five-year initial term, with automatic five-year renewals thereafter. In August 2005, EPI extended this agreement until 2011. On February 23, 2011, EPI gave notice to Novartis Consumer Health, Inc. that it would terminate this agreement effective February 2014. On December 31, 2012, the parties mutually agreed to terminate the agreement effective December 31, 2012. The termination did not give rise to any early termination penalties. Amounts purchased pursuant to this agreement were zero, $1.8 million and $66.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was shut down to facilitate its implementation of certain manufacturing process improvements. These improvements were intended to address the possibility of rare instances of errors in the packaging of the tablets, potentially resulting in product mix-ups. The supply disruption was not related to the efficacy or safety of Endo's products. However, Endo experienced short-term supply constraints of certain analgesic products which had been manufactured at this facility prior to the shutdown, including Opana®, Voltaren® Gel, oxymorphone hydrochloride, Percodan®, Endodan®, morphine sulfate ER and Zydone®. Novartis Consumer Health agreed to reimburse EPI for certain out-of-pocket costs, including costs related to recalls of certain of our products manufactured at the Lincoln facility and incremental freight charges associated with the transfer of Voltaren® Gel to an alternate Novartis manufacturing site.
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
Novartis License and Supply Agreement
Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. EPI has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. Amounts purchased pursuant to the Voltaren® Gel Agreement were $50.2 million, $34.0 million and $30.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Amounts purchased pursuant to the Teikoku Agreement, as amended, were $167.0 million, $179.5 million and $203.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
On November 23, 2011, EPI's obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, EPI began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the years ended December 31, 2013 and 2012, we recorded $35.0 million and $55.7 million for these royalties to Teikoku, respectively. These amounts were included in our Consolidated Statements of Operations as Cost of revenues. At December 31, 2013, $35.0 million is recorded as a royalty payable and included in Accounts payable in the accompanying Consolidated Balance Sheets.
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
Mallinckrodt Inc.
Under the terms of our agreement, Mallinckrodt manufactured and supplied certain narcotic active drug substances, in bulk form, and raw materials for inclusion into our controlled substance pharmaceutical products. There was no minimum annual purchase commitment under the Mallinckrodt Agreement. However, we were required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Mallinckrodt Agreement from Mallinckrodt. The purchase price for these substances was equal to a fixed amount, adjusted on an annual basis. The initial term of this agreement was July 1, 1998 until September 30, 2013, with an automatic renewal provision for unlimited successive one-year periods. On September 30, 2011, we provided written notice to Mallinckrodt that the Company intended to let the Mallinckrodt Agreement expire effective September 30, 2013. The Company chose to allow the Mallinckrodt Agreement to expire in connection with its ongoing initiatives relating to the sourcing of active pharmaceutical ingredients. In April 2012, the Company entered into an agreement with Noramco, Inc. as described below.
Amounts purchased pursuant to this agreement were $22.4 million, $37.6 million and $51.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Amounts purchased from Noramco were $66.1 million, $52.9 million and $55.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Grünenthal GMBH
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
EPI's license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $35.3 million and $35.7 million for the years ended December 31, 2013 and 2012, respectively. We incurred no such costs during the year ended December 31, 2011.
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
Amounts purchased pursuant to the Sharp agreement were $7.8 million, $9.5 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Ventiv Commercial Services, LLC
On December 27, 2011, EPI entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv), effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to EPI certain sales and promotional services through a contracted field force, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promoted Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by EPI. The sales representatives were required to perform face-to-face, one-on-one discussions with physicians and other health care practitioners promoting these products.
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
On September 26, 2012, the Ventiv Agreement was amended to decrease the size of the Ventiv Field Force and the fees payable to Ventiv.
On May 31, 2013, EPI terminated the Ventiv Agreement, effective July 1, 2013. The termination did not give rise to any early termination fees or penalties.
The expenses incurred with respect to Ventiv were $15.1 million, $37.2 million and $38.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
UPS Supply Chain Solutions
Under the terms of this agreement, EPI utilizes UPS Supply Chain Solutions (UPS) to provide customer service support and warehouse, freight and distribution services for certain of its products in the U.S. The initial term of the agreement extends through March 31, 2015. The agreement may be terminated by either EPI or UPS (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party; and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by

EPI without cause or (ii) by UPS due to EPI’s breach, failure by EPI to make payments when due, or EPI’s insolvency, EPI would be required to pay UPS certain termination costs. Such termination costs would not be material to the Company's Consolidated Statements of Operations. On February 21, 2012, EPI amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. On August 16, 2013, EPI further amended this agreement to add another mode of transport permissible under the agreement.
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
Milestones and Royalties
See Note 11. License and Collaboration Agreements for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.
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

MCP Cases. Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of February 20, 2014, approximately 830 MCP cases are currently pending against Qualitest Pharmaceuticals and/or the Company.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being pursued. A coordinated proceeding was formed in Los Angeles. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of February 20, 2014, approximately 40 propoxyphene cases are currently pending against Qualitest Pharmaceuticals and/or the Company. There are also approximately 75 propoxyphene cases that were previously dismissed against the Company and that are now on appeal to the Sixth Circuit.
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
On January 3, 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for POP and of single incision mini-slings for urinary incontinence, such as our subsidiary AMS, to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS received a total of nineteen class-wide post-market study orders regarding its pelvic floor repair and mini-sling products; however, the FDA agreed to place sixteen of these study orders on hold for a variety of reasons. Three of these post-market study orders remain active and AMS is continuing the process of complying with these orders. In these orders, the FDA also noted that it is still considering the recommendation of the September 9, 2011 advisory committee that urogynecological surgical mesh for transvaginal repair of POP be reclassified from Class II to Class III.
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of February 20, 2014, approximately 22,000 filed mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries, some of which may have been filed on behalf of multiples plaintiffs. In addition, other cases have been served upon AMS pursuant to a tolling agreement order issued in the MDL in May 2013. Any complaint properly served on AMS from the effective date of that order on May 15, 2013 through October 1, 2013, and ultimately filed with the court at a later date, may be deemed filed as of the service date. Some of these cases served pursuant to the tolling agreement have been filed with the court, and we expect that there will be a number of additional complaints filed with the court at a later date pursuant to the tolling agreement order. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. The Company cannot predict the ultimate number of cases to be filed against it with certainty and we expect that more cases may be filed in subsequent periods.
On June 14, 2013, AMS and certain plaintiffs' counsel representing mesh-related product liability claimants entered into a definitive Master Settlement Agreement (the MSA) regarding a set inventory of filed and unfiled mesh cases handled or controlled by the participating counsel. The MSA was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or AMS Under the terms of the MSA, AMS paid $54.5 million in July 2013 into a settlement fund held in escrow by a mutually agreed upon escrow agent. The MSA establishes a claims administration process that includes guidelines and procedures for administering the settlement. Distribution of funds to any individual is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The Company has agreed with plaintiffs’ counsel involved in this settlement that a sufficient number of releases have been submitted to permit the parties to proceed with a distribution of certain funds from the escrow. Accordingly, approximately $43.0 million was released from the escrow fund during the fourth quarter of 2013. The remaining $11.5 million settlement fund held in escrow is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

During the fourth quarter of 2013, the Company recorded an incremental pre-tax charge in the amount of approximately $316.0 million increasing the Company's product liability accrual to approximately $520.0 million as of December 31, 2013. The liability is for all known pending and estimated future claims primarily related to vaginal mesh cases which the Company believes represents the minimum anticipated loss AMS will sustain with respect to these cases, which amount includes potential liabilities and/or possible settlements. The increase in our reserve reflects management’s ongoing assessment of our product liability portfolio, including the vaginal mesh cases, the status of the company’s ongoing settlement discussions related to vaginal mesh litigation and the inherent uncertainty as to the ultimate costs of resolving this litigation. The increases to this accrual during the years ended December 31, 2013 and 2012 were recorded in our Consolidated Statements of Operations as Litigation-related and other contingencies.
AMS and the Company intend to contest vigorously all currently pending cases and any future cases that may be brought, if any, and to explore other options as appropriate in the best interests of the Company and AMS However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. Nevertheless, we believe it is possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2013, no insurance recoveries for these matters have been recorded.
Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS has not yet received or had the opportunity to review complete information regarding all plaintiffs and their medical conditions, the Company and AMS are unable to fully evaluate the claims at this time.

In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November, 2013, we received a subpoena relating to this investigation from the state of California, and have subsequently received additional subpoenas from other states. We are cooperating fully with this investigation. At this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Department of Health and Human Services Subpoena and Related Matters
As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by HHS, OIG and the United States Department of Justice (DOJ), respectively. The subpoenas request documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®.
In October 2012, preliminary discussions to resolve potential claims arising from this matter advanced to a point where the Company believed a loss to be probable. The Company recorded a charge of $53.0 million in the third quarter of 2012, which at that time the Company believed was the minimum possible settlement. Since that time, discussions had progressed and, without admitting any liability or wrongdoing, the Company reached a tentative agreement with the HHS-OIG, DOJ and participating state entities in the fourth quarter of 2012 to resolve this matter for a total of approximately $194.0 million. Accordingly, we recorded a corresponding charge in our 2012 Consolidated Statement of Operations as Litigation-related and other contingencies.
On February 21, 2014, the Company executed agreements with the HHS-OIG and DOJ to resolve those potential claims for a total of approximately $193.0 million. Of that amount, Endo agreed to pay $171.8 million plus interest to settle civil claims under the Federal False Claims Act for federal healthcare payments under the Medicare, TRICARE, Veterans Administration, Federal Employee Health Care Benefits, and Federal employee workers compensation programs and for federal and state payments under State Medicaid programs. Endo agreed to pay $20.8 million to resolve criminal claims made by the Department of Justice. As part of the settlement, Endo entered a Deferred Prosecution Agreement to resolve the criminal claims and entered a Corporate Integrity Agreement with HHS-OIG.
In September 2013, the State of Louisiana filed a Petition for Civil Penalties and Damages against the Company and its subsidiary, EPI in the Nineteenth Judicial District for the Parish of East Baton Rouge alleging that EPI and the Company engaged in unlawful marketing of Lidoderm® in the State of Louisiana. See State of Louisiana v. Endo Pharmaceuticals, Inc. et al., C624672 (19th Jud. Dist. La.). The State seeks civil fines, civil monetary penalties, damages, injunctive relief, attorneys' fees and costs under various causes of action. Without admitting liability or wrongdoing, in February 2014, EPI and the State of Louisiana reached an agreement to resolve this case for a total of $1.4 million plus attorney's fees.
EPI is also in the process of responding to a Civil Investigative Demand issued by the State of Texas relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® in Texas. EPI and the Company are cooperating with the State’s investigation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Pricing Litigation
A number of cases were brought by state government entities that allege generally that our wholly-owned subsidiary, EPI, and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. There is currently one case that remains pending in the Third Judicial District Court of Salt Lake County, Utah against EPI and numerous other pharmaceutical companies (State of Utah v. Actavis US, Inc., et al.). In February 2014, Endo and the State of Utah agreed in principle to resolve the matter for $2.0 million.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company's subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government's investigation. At this time, EPI and Qualitest cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against EPI, Qualitest and Boca and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana seeks damages, fines, penalties, attorneys’ fees and costs under various causes of action.
EPI, Qualitest and Boca intend to contest the above case vigorously and to explore other options as appropriate in the best interests of the Company, EPI, Qualitest and Boca. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Opioid-Related Subpoenas
In March 2013, the Company received an Investigative Subpoena from the Corporation Counsel for the City of Chicago seeking documents and information regarding the sales and marketing of opioids, including Opana®.  Following discussion with the Company, in May 2013, the Corporation Counsel for the city of Chicago served the Company with a revised Investigative Subpoena seeking the same documents and information.  In September 2013, the Company received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana®. In January 2014, the Company received a set of informal document requests from the Office of the United States Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER.
The Company is cooperating with the Corporation Counsel for the City of Chicago, the State of New York Office of Attorney General and the Office of the United States Attorney for the Eastern District of Pennsylvania in their respective investigations.  At this time, the Company cannot predict the outcome of these matters or reasonably estimate the amount or range of amounts or fines and penalties, if any, that might result from any adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Antitrust Litigation and Investigation
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Col, LTD, Teikoku Pharma USA, Inc. (collectively Teikoku) and Actavis plc., f/k/a as Watson Pharmaceuticals, Inc., and a number of its subsidiaries (collectively Actavis). The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ’529 patent). Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
A motion to consolidate and transfer these cases into a single multidistrict litigation is pending before the United States Judicial Panel on Multidistrict Litigation, In Re Lidoderm Antitrust Litig., MDL No. 2521, filed in December 2013.
The Company intends to contest these cases vigorously and to explore all options as appropriate in the best interests of EPI and the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or EPI.
On February 25, 2014, the Company's subsidiary, EPI received a Civil Investigative Demand (CID) from the United States Federal Trade Commission. The CID requests documents and information concerning EPI's Settlement Agreements with Actavis and Impax of the Opana® ER patent litigation and its Settlement Agreement with Actavis of the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. EPI intends to fully cooperate with the FTC's investigation. At this time, EPI cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson is exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) May 1, 2014. EPI receives an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during its period of exclusivity. During the year ended December 31, 2013, we recorded royalty income of $58.7 million, which is included in Service and other revenues in our Consolidated Statements of Operations.
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
The Company previously concluded that the Watson Settlement Agreement is a multiple-element arrangement and, during the second quarter of 2012, recognized a liability and corresponding charge of $131.4 million in Patent litigation settlement, net in the Consolidated Statements of Operations, representing the initial estimated fair value of the settlement component. Fair value of the settlement component was estimated using the probability adjusted expected value of branded Lidoderm® product to be provided to Watson at the anticipated WAC expected to be in place at the time of shipment, less a reasonable estimate of Watson's selling costs. The resultant probability-weighted values were then discounted using a discount rate of 5.1%.
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
As a result of using a fair value measurement to record this liability, the charge recorded was greater than the actual cost EPI would subsequently incur. As such, relief of the liability in subsequent periods through shipments of branded Lidoderm® product resulted in income recorded as a component of Other (income) expense, net in the Company's Consolidated Statements of Operations. The related gross-to-net component of the settlement was recognized as product was shipped to Watson, the effect of which was an offset to the portion of the income recognized in Other (income) expense, net in the Company's Consolidated Statements of Operations, as the settlement liability was relieved. The rebate arrangement with Teikoku was also accounted for prospectively as product purchased from Teikoku was recorded into inventory at the discounted purchase price and relieved as shipments were made to Watson. The benefit associated with this rebate was recorded as a component of Other (income) expense, net in the Company's Consolidated Statements of Operations.
As of December 31, 2013, there is no remaining liability associated with our Patent litigation settlement. During the year ended December 31, 2013, the net impact of the Watson Settlement Agreement recorded in Other (income) expense, net totaled $50.4 million and consisted of the amounts shown below (in thousands):

Litigation settlement liability relieved during the quarter	$85,123
Cost of product shipped to Watson's wholesaler affiliate	(11,093)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(29,162)
Rebate on product shipped to Watson's wholesaler affiliate	5,532
Net gain included in Other (income) expense, net	$50,400
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
In late 2012, two patents (US Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. Those suits allege infringement of US Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. No decision has issued.
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
Paragraph IV Certification on Fortesta® Gel
On January 18, 2013, EPI and its licensor Strakan Limited received a notice from Watson advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. On February 28, 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. Trial has been set for February 2, 2015.
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
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and expire between 2013 and 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. Mylan has informed us that they intend to appeal this decision.
EPI intends to continue to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of Frova®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI will be successful. If EPI is unsuccessful and Mylan is able to obtain FDA approval of its product, Mylan may be able to launch its generic version of Frova® prior to the applicable patents’ expirations in 2014 and 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents.
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
Leases
We lease certain fixed assets under capital leases that expire through 2024. We lease automobiles, machinery and equipment and facilities under certain noncancelable operating leases that expire through 2021. These leases are renewable at our option.
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

This lease is accounted for as a direct financing arrangement whereby the Company recorded, over the construction period, the full cost of the asset in Property, plant and equipment, net. A corresponding liability was also recorded, net of leasehold improvements paid for by the Company, and is being amortized over the expected lease term through monthly rental payments using an effective interest method. At December 31, 2013, there was a liability of $53.6 million related to this arrangement, $3.7 million of which is included in Accounts payable and $49.9 million of which is included in Other liabilities in the accompanying Consolidated Balance Sheet.
A summary of minimum future rental payments required under capital and operating leases as of December 31, 2013 are as follows (in thousands):

	Capital Leases(1)	Operating Leases
2014	$5,752	$13,891
2015	5,846	9,561
2016	5,977	6,741
2017	6,112	3,916
2018	6,249	1,532
Thereafter	39,548	1,646
Total minimum lease payments	$69,484	$37,287
Less: Amount representing interest	9,564
Total present value of minimum payments	$59,920
Less: Current portion of such obligations	3,714
Long-term capital lease obligations	$56,206
__________

(1)	The direct financing arrangement is included under Capital Leases.
Expense incurred under operating leases was $24.4 million, $25.5 million and $22.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the years ended December 31, (in thousands):

	2013			2012			2011
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$1,233	$(458)	$775	$1,441	$(38)	$1,403	$(3,796)	$1,462	$(2,334)
Less: reclassification adjustments for (gains) losses realized in net (loss) income	—	—	—	—	—	—	3,190	(1,275)	1,915
Net unrealized gains (losses)	1,233	(458)	775	1,441	(38)	1,403	(606)	187	(419)
Foreign currency translation gain (loss)	682	32	714	2,104	60	2,164	(7,751)	(320)	(8,071)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	853	(307)	546	(1,892)	680	(1,212)	517	(301)	216
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	(232)	84	(148)	436	(157)	279	(2)	1	(1)
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	621	(223)	398	(1,456)	523	(933)	515	(300)	215
Other comprehensive income (loss)	$2,536	$(649)	$1,887	$2,089	$545	$2,634	$(7,842)	$(433)	$(8,275)

Reclassifications adjustments out of Other comprehensive income (loss) are reflected in our Consolidated Statements of Operations as Other (income) expense, net.
The following is a summary of the accumulated balances related to each component of Other comprehensive income (loss), net of taxes, at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Net unrealized gains (losses)	$598	$(177)
Foreign currency translation loss	(5,193)	(5,907)
Fair value adjustment on derivatives designated as cash flow hedges	(320)	(718)
Accumulated other comprehensive loss	$(4,915)	$(6,802)
NOTE 16. STOCKHOLDERS’ EQUITY
Common Stock
The total number of shares of common stock, $0.01 par value, that the Company is authorized to issue is 350,000,000. Subject to certain limitations, we are permitted to pay dividends under our indebtedness. See Note 13. Debt for further details.
Preferred Stock
The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2013, no shares of Preferred Stock have been issued.
Stock-Based Compensation
As further discussed in Note 1. Description of Business the operating results of the Company's HealthTronics business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. However, as stock-based compensation is not material for this business, amounts in this Note 16. Stockholders’ Equity under the caption "Stock-Based Compensation" have not been adjusted to exclude the impact of our HealthTronics business.
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

In June 2011, in connection with our acquisition of AMS, we assumed the AMS 2005 Stock Incentive Plan (now known as the Endo Health Solutions Inc. Assumed Stock Incentive Plan). As of the AMS Acquisition Date, the number of shares of Company stock reserved for issuance under the Plan was 5,269,152.
At December 31, 2013, approximately 15.4 million shares were reserved for future issuance upon exercise of options granted or to be granted under the Endo 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan. As of December 31, 2013, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under the Stock Incentive Plans.
All stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized stock-based compensation expense of $39.0 million, $59.4 million and $46.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total remaining unrecognized compensation cost related to all non-vested stock-based compensation awards amounted to $50.9 million. This expected cost does not include the impact of any future stock-based compensation awards.
Presented below is the allocation of stock-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31 (in thousands).

	2013	2012	2011
Selling, general and administrative expenses	$31,667	$51,846	$39,305
Research and development expenses	6,814	6,672	6,214
Cost of revenues	517	877	494
Total stock-based compensation expense	$38,998	$59,395	$46,013
Stock Options
During the years ended December 31, 2013, 2012 and 2011, the Company granted stock options to employees of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors.

A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan for each of the three years-ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	5,891,400	$22.60
Granted	3,865,575	$29.66
Exercised	(1,274,280)	$22.80
Forfeited	(335,049)	$26.54
Expired	(32,179)	$26.49
Outstanding as of December 31, 2011	8,115,467	$25.79
Granted	2,237,081	$34.58
Exercised	(853,794)	$22.66
Forfeited	(613,613)	$31.31
Expired	(60,436)	$27.61
Outstanding as of December 31, 2012	8,824,705	$27.93
Granted	593,709	$30.81
Exercised	(3,836,560)	$25.32
Forfeited	(1,291,043)	$32.73
Expired	(45,022)	$30.06
Outstanding as of December 31, 2013	4,245,789	$29.30	5.46	$161,284,496
Vested and expected to vest as of December 31, 2013	4,072,931	$29.15	5.37	$155,309,659
Exercisable as of December 31, 2013	2,014,449	$26.34	4.35	$82,483,548
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $97.1 million,$19.3 million and $29.0 million, respectively. The weighted average grant date fair value of the stock options granted in the years ended December 31, 2013, 2012 and 2011 was $9.37, $10.50 and $11.97 per option, respectively, determined using the following assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Average expected term (years)	5.0	5.0	5.0
Risk-free interest rate	0.8%	0.9%	2.0%
Dividend yield	—	—	—
Expected volatility	33%	33%	32%
As of December 31, 2013, the weighted average remaining requisite service period of the non-vested stock options was 1.9 years. As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $12.5 million.
The following table summarizes information about stock options outstanding under our 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Health Solutions Inc. Assumed Stock Incentive Plan at December 31, 2013:

Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price	Range of Exercise Prices
4,245,789	5.46	$29.30	2,014,449	$26.34	$11.91	-	$41.63
Restricted Stock Units
During the years ended December 31, 2013, 2012 and 2011, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company.

A summary of our restricted stock units for the three years ended December 31, 2013 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	2,211,303
Granted	1,158,562
Forfeited	(181,752)
Vested	(558,331)
Outstanding as of December 31, 2011	2,629,782
Granted	1,087,171
Forfeited	(362,682)
Vested	(930,659)
Outstanding as of December 31, 2012	2,423,612
Granted	1,543,221
Forfeited	(899,954)
Vested	(804,451)
Outstanding as of December 31, 2013	2,262,428	$152,227,480
Vested and expected to vest as of December 31, 2013	1,955,984	$127,336,989
As of December 31, 2013, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.1 years. The weighted average grant date fair value of the restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $31.55, $34.76 and $33.51 per unit, respectively. As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $27.2 million.
Restricted Stock Awards
A summary of our restricted stock awards for the years ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of January 1, 2011	—	$—
Granted	199,413	$30.40
Forfeited	(8,009)	$27.51
Vested	(17,787)	$32.96	$276,551
Non-vested as of December 31, 2011	173,617	$30.27
Granted	—	$—
Forfeited	(19,624)	$29.34
Vested	(72,342)	$29.19	$1,897,531
Non-vested as of December 31, 2012	81,651	$31.45
Granted	—	$—
Forfeited	(12,191)	$31.10
Vested	(41,968)	$29.93	$2,831,161
Non-vested as of December 31, 2013	27,492	$33.91
As of December 31, 2013, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 1.0 year.
Performance Shares
Beginning in the first quarter ended March 31, 2010, the Company began to award performance stock units (PSU) to certain key employees as part of their annual stock compensation award. For grants prior to 2013, PSUs are tied to both the Company’s overall revenue and its total shareholder return (TSR) relative to the total shareholder return of a selected industry group. Starting in 2013, PSU grants are only tied to TSR relative to the TSR of a selected industry group. Awards are granted annually, with each award covering a three-year performance cycle. The number of PSUs awarded to each executive is based on a targeted percentage of the executive's base salary with the actual number of shares awarded adjusted to between zero and 300% of the target award amount based upon achievement of pre-determined TSR performance and cumulative revenue goals. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. The PSUs linked to revenue performance are marked to market on a recurring basis based on management's expectations of future revenues. PSUs granted during the years ended December 31, 2013, 2012 and 2011 totaled approximately 458,000, 193,000 and 160,000, respectively. On December 31, 2012, all remaining PSUs granted during 2010 were converted to shares of common stock in accordance with the provisions of underlying PSU award agreements. Subsequently, holders of the PSUs received approximately 143,000 shares of common stock, net of shares withheld for tax purposes. All remaining PSUs granted during 2011 are eligible for conversion to shares of common stock in the first quarter of 2014 in accordance with the provisions of the underlying PSU award agreements. As of December 31, 2013, there was approximately $11.2 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
Share Repurchase Programs
In April 2008, our Board of Directors approved a share repurchase program (the 2008 Share Repurchase Program), authorizing the Company to repurchase in the aggregate up to $750.0 million of shares of its outstanding common stock. In August 2012, our Board of Directors resolved to cancel and terminate the 2008 Share Repurchase Program, effective immediately, and approve a new share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate up to $450.0 million of shares of its outstanding common stock. Purchases under this program may be made from time to time in open market purchases, pre-set purchase programs, privately-negotiated transactions, and accelerated stock buyback agreements. This program does not obligate Endo to acquire any particular amount of common stock. Future repurchases, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, then current stock price, market conditions, securities law limitations and other factors. The share repurchase program may be suspended, modified or discontinued at any time. The 2012 Share Repurchase Program is set to expire on March 31, 2015.
Pursuant to our share repurchase programs, we did not purchase any shares of our common stock during the year ended December 31, 2013. We purchased approximately 8.3 million shares of our common stock during the year ended December 31, 2012 totaling $256.0 million and 0.9 million shares of our common stock during 2011 totaling $34.7 million.
Employee Stock Purchase Plan
At our Annual Meeting of Stockholders held in May of 2011, our shareholders approved the Endo Health Solutions Inc. Employee Stock Purchase Plan (the ESPP). The ESPP is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of the closing price of Endo common stock on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per share of our common stock on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is 1% of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares of stock are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense during the years ended December 31, 2013 and 2012 related to the Employee Stock Purchase Plan (ESPP) totaled $2.5 million and $1.3 million, respectively. The Company issued 188,374 shares from treasury with a cost totaling $5.3 million during the year ended December 31, 2013 pursuant to the ESPP and 235,425 shares with a cost totaling $6.1 million during the year ended December 31, 2012.

NOTE 17. COST OF REVENUES
The components of Cost of revenues for the years ended December 31 (in thousands) were as follows:

	2013	2012	2011
Cost of net pharmaceutical product sales	$886,293	$972,246	$823,455
Cost of devices revenues	153,223	163,435	124,625
Total cost of revenues	$1,039,516	$1,135,681	$948,080

NOTE 18. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Watson litigation settlement income, net	$(50,400)	$—	$—
Other (income) expense, net	(571)	439	(1,407)
Other (income) expense, net	$(50,971)	$439	$(1,407)
See Note 14. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 19. INCOME TAXES
The components of our (loss) income from continuing operations before income tax by geography for years ended December 31 were as follows (in thousands):

	2013	2012	2011
United States	$(575,108)	$(724,421)	$304,525
International	15,541	(6,002)	1,917
Total (loss) income from continuing operations before income tax	$(559,567)	$(730,423)	$306,442
Income tax consists of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$100,017	$129,141	$154,431
Foreign	2,224	2,475	1,954
State	12,424	15,207	27,262
Total current income tax	114,665	146,823	183,647
Deferred:
Federal	(134,290)	(180,628)	(66,175)
Foreign	88	(1,025)	(815)
State	(9,079)	(7,443)	(18,236)
Total deferred income tax	(143,281)	(189,096)	(85,226)
Excess tax benefits of stock options exercised	4,327	2,537	4,015
Valuation allowance	222	3,321	9,648
Total income tax	$(24,067)	$(36,415)	$112,084

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for the years ended December 31 (in thousands):

	2013	2012	2011
Federal income tax at the statutory rate	$(195,849)	$(255,649)	$107,255
Noncontrolling interests	—	—	—
State income tax, net of federal benefit	2,203	8,720	6,952
Research and development credit	(6,180)	—	(3,883)
Orphan drug credit	—	—	(2,013)
Uncertain tax positions	2,009	15,617	(6,741)
Foreign rate differential	(2,376)	4,181	—
Goodwill asset impairment charges	166,817	176,000	—
Change in valuation allowance	—	—	8,984
Effect of permanent items:
Branded prescription drug fee	12,060	6,108	6,307
Changes in contingent consideration	—	—	(2,215)
Domestic production activities deduction	(6,184)	(5,194)	(10,626)
Transaction-related expenses	2,643	—	2,843
Fines and penalties	44	11,195	—
Other	746	2,607	5,221
Total income tax	$(24,067)	$(36,415)	$112,084
The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets for the years ended December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accrued expenses	$413,048	$255,099
Compensation related to stock options	20,685	36,140
Net operating loss carryforward	76,933	122,913
Impairment on capital assets	9,112	9,590
Research and development credit carryforward	15,025	16,188
Uncertain tax positions	8,659	9,584
Prepaid royalties	—	1,811
Other	40,302	46,368
Total gross deferred income tax assets	583,764	497,693
Deferred tax liabilities:
Property, plant, equipment, and intangibles	(613,264)	(669,570)
Non-cash interest expense	(5,425)	(8,331)
Total gross deferred income tax liabilities	(618,689)	(677,901)
Valuation allowance	(17,854)	(17,632)
Net deferred income tax liability	$(52,779)	$(197,840)
At December 31, 2013, our NOLs and research and development credit carryforwards were related to multiple tax jurisdictions, including federal and various state jurisdictions, which expire at intervals between 2014 and 2034. At December 31, 2013, we had gross federal net operating loss carry forwards of $199.3 million.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S income taxes. or additional foreign withholding taxes on approximately $97.8 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
We evaluate our tax positions using the prescribed two-step process. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50% (more-likely-than-not) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties resulted in an income tax benefit of $0.9 million in 2013, income tax expense of $0.5 million in 2012 and income tax benefit of $3.4 million in 2011.
A reconciliation of the change in the unrecognized tax benefits (UTB) balance from January 1, 2011 to December 31, 2013 is as follows (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
UTB Balance at January 1, 2011	$39,181
Gross additions for current year positions	2,082
Gross additions for prior period positions	133
Gross reductions for prior period positions	(1,078)
Decrease due to settlements	(13,790)
Decrease due to lapse of statute of limitations	(4,220)
Additions related to acquisitions	18,320
UTB Balance at December 31, 2011	$40,628
Gross additions for current year positions	24,088
Gross additions for prior period positions	285
Gross reductions for prior period positions	(632)
Decrease due to lapse of statute of limitations	(5,452)
UTB Balance at December 31, 2012	$58,917
Gross additions for current year positions	2,076
Gross additions for prior period positions	4,618
Gross reductions for prior period positions	(2,390)
Decrease due to lapse of statute of limitations	(4,592)
UTB Balance at December 31, 2013	$58,629
Accrued interest and penalties	5,859
Total UTB balance including accrued interest and penalties	$64,488
Current portion (included in accrued expenses)	$—
Non-current portion (included in other liabilities)	$64,488
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
The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. In general, the Company is no longer subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities for years before 2006. The Company believes that it has provided adequately for uncertain tax positions relating to all open tax years by tax jurisdiction.
The total amount of gross unrecognized tax benefits as of December 31, 2013 is $64.5 million, including interest and penalties, of which $55.0 million, if recognized, would affect the Company’s effective tax rate. This liability is included in Other liabilities in the

Consolidated Balance Sheets. The change in the total amount of unrecognized tax benefits did not have a material impact on the Company's results of operations or financial position as of December 31, 2013. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.
It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.
NOTE 20. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share as of December 31 (in thousands, except per share data):

	2013	2012	2011
Numerator:
(Loss) income from continuing operations	$(535,500)	$(694,008)	$194,358
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	—
(Loss) income from continuing operations attributable to Endo Health Solutions Inc. common stockholders	(535,500)	(694,008)	194,358
Loss from discontinued operations attributable to Endo Health Solutions Inc. common stockholders, net of tax	(149,839)	(46,329)	(6,745)
Net (loss) income attributable to Endo Health Solutions Inc. common stockholders	$(685,339)	$(740,337)	$187,613
Denominator:
For basic per share data—weighted average shares	113,295	115,719	116,706
Dilutive effect of common stock equivalents	—	—	2,306
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	—	—	2,166
For diluted per share data—weighted average shares	113,295	115,719	121,178
Basic net (loss) income per share data is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income from continuing operations attributable to Endo Health Solutions Inc. common stockholders during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) are only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our common stock was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at December 31, 2013.

The following reconciliation shows the maximum potential dilution of shares currently excluded from the diluted net (loss) income per share calculations for the years ended December 31 (in thousands):

	2013	2012	2011
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,993	25,993	23,827
Employee stock-based awards	6,111	4,991	2,043
Total excluded shares	32,104	30,984	25,870

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to shares of our common stock.
NOTE 21. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS
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
On June 17, 2011, the Company acquired AMS, which sponsors the AMS Savings and Investment Plan (the AMS Plan). The AMS Plan is a defined contribution profit-sharing plan with a 401(k) option covering all employees of AMS The Company merged the AMS Plan into the Endo 401(k) Plan in 2013.
Costs incurred for contributions made by us to the various 401(k) plans amounted to $16.5 million, $15.6 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

NOTE 22. SUPPLEMENTAL GUARANTOR INFORMATION
In connection with the 2019 Notes, 2020 Notes, 2022 Notes and the New 2022 Notes, we have included this supplemental guarantor disclosure in accordance with Rule 3-10 of Regulation S-X. The 2019 Notes, 2020 Notes, and 2022 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following nineteen subsidiaries (together, the Guarantor Subsidiaries):

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

•    American Medical Systems, Inc.

•    Laserscope

•    Generics International (US Parent), Inc.

•    Generics International (US Holdco), Inc.

•    Generics Bidco I, LLC

•    Moores Mill Properties LLC

•    Vintage Pharmaceuticals, LLC

Each of the Guarantor Subsidiaries is 100% owned by us.
The following supplemental consolidating financial information presents the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Refer to Note 3. Discontinued Operations for further discussion.
Subsequent to the issuance of the 2012 consolidated financial statements, the Company determined that a revision was required to correct the classification of certain intercompany funding activity between Endo Health Solutions Inc. and Guarantor and Non-Guarantor Subsidiaries that was previously being netted within the Intercompany activity line item in the Financing Activities section of the Consolidating Statement of Cash Flows as of December 31, 2012 and 2011. As a result, adjustments have been made from what was previously reported to decrease Intercompany activity within the Investing Activities section by $262.4 million and $4,190.1 million for Endo Health Solutions Inc. for 2012 and 2011, respectively;  decrease by $911.2 million and $1,919.0 million for Guarantor Subsidiaries for 2012 and 2011, respectively; and (decrease) increase by $(0.4) million and $50.5 million for Non-Guarantor Subsidiaries for 2012 and 2011, respectively. The previously reported amounts for Intercompany activity within the Financing Activity section were increased and or decreased by corresponding amounts.  These adjustments were offset in the Eliminations column on the Consolidating Statement of Cash Flows as of December 31, 2012 and 2011 for the amounts both in Investing and Financing Activities.  These adjustments had no effect on the consolidating net cash used in operating activities or on the total Consolidated financial statements of Endo Health Solutions Inc. for the years ended December 31, 2012 and 2011, and the change did not impact the Consolidating Balance Sheets, Consolidating Statements of Operations, or the Consolidating Statements of Comprehensive (Loss) Income.

CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,692	$496,417	$28,488	$—	$526,597
Restricted cash and cash equivalents	—	—	770,000	—	770,000
Accounts receivable, net	—	650,059	39,475	36,293	725,827
Inventories, net	—	371,664	9,466	(6,691)	374,439
Prepaid expenses and other current assets	1,429	65,759	2,647	(30,433)	39,402
Income taxes receivable	—	—	—	—	—
Deferred income taxes	—	256,342	758	885	257,985
Assets held for sale	—	—	160,257	—	160,257
Total current assets	$3,121	$1,840,241	$1,011,091	$54	$2,854,507
INTERCOMPANY RECEIVABLES	1,812,594	8,552,770	194,021	(10,559,385)	—
MARKETABLE SECURITIES	—	2,979	—	—	2,979
PROPERTY, PLANT AND EQUIPMENT, NET	—	369,746	2,636	(305)	372,077
GOODWILL	—	1,317,492	55,340	—	1,372,832
OTHER INTANGIBLES, NET	—	1,848,391	24,535	—	1,872,926
INVESTMENT IN SUBSIDIARIES	4,514,717	325,904	—	(4,840,621)	—
OTHER ASSETS	51,946	31,707	30,241	(17,359)	96,535
TOTAL ASSETS	$6,382,378	$14,289,230	$1,317,864	$(15,417,616)	$6,571,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$248,404	$14,747	$—	$263,241
Accrued expenses	31,933	931,952	16,085	(6)	979,964
Current portion of long-term debt	414,796	133	—	—	414,929
Acquisition-related contingent consideration	—	3,878	—	—	3,878
Income taxes payable	(63,616)	116,820	(49,870)	(245)	3,089
Liabilities related to assets held for sale	—	—	31,571	—	31,571
Total current liabilities	$383,203	$1,301,187	$12,533	$(251)	$1,696,672
INTERCOMPANY PAYABLES	2,841,419	7,553,980	163,986	(10,559,385)	—
DEFERRED INCOME TAXES	7,894	323,122	(20,252)	—	310,764
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	869	—	—	869
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,623,844	—	700,000	—	3,323,844
OTHER LIABILITIES	—	662,517	9,333	(17,359)	654,491
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,444	—	30,430	(30,430)	1,444
Additional paid-in capital	1,166,375	4,171,578	574,917	(4,746,495)	1,166,375
Retained earnings (deficit)	126,234	282,109	(213,702)	(68,407)	126,234
Accumulated other comprehensive (loss) income	(4,915)	(6,132)	1,421	4,711	(4,915)
Treasury stock	(763,120)	—	—	—	(763,120)
Total Endo Health Solutions Inc. stockholders’ equity	$526,018	$4,447,555	$393,066	$(4,840,621)	$526,018
Noncontrolling interests	—	—	59,198	—	59,198
Total stockholders’ equity	$526,018	$4,447,555	$452,264	$(4,840,621)	$585,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,382,378	$14,289,230	$1,317,864	$(15,417,616)	$6,571,856

CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$512	$499,932	$29,245	$—	$529,689
Accounts receivable, net	—	601,967	35,449	13,131	650,547
Inventories, net	—	354,150	11,071	(20,286)	344,935
Prepaid expenses and other current assets	—	12,675	2,675	6,484	21,834
Income taxes receivable	41,448	(35,943)	30,875	109	36,489
Deferred income taxes	—	296,027	2,253	658	298,938
Assets held for sale	—	—	330,663	—	330,663
Total current assets	$41,960	$1,728,808	$442,231	$96	$2,213,095
INTERCOMPANY RECEIVABLES	2,039,648	8,233,831	193,673	(10,467,152)	—
MARKETABLE SECURITIES	—	1,746	—	—	1,746
PROPERTY, PLANT AND EQUIPMENT, NET	—	356,427	3,198	(332)	359,293
GOODWILL	—	1,798,492	55,074	—	1,853,566
OTHER INTANGIBLES, NET	—	2,020,942	26,350	—	2,047,292
INVESTMENT IN SUBSIDIARIES	5,160,929	313,978	—	(5,474,907)	—
OTHER ASSETS	65,727	27,767	19,101	(19,028)	93,567
TOTAL ASSETS	$7,308,264	$14,481,991	$739,627	$(15,961,323)	$6,568,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90	$410,532	$1,675	$(232)	$412,065
Accrued expenses	31,981	1,096,261	13,959	(5)	1,142,196
Current portion of long-term debt	131,250	906	—	—	132,156
Acquisition-related contingent consideration	—	6,195	—	—	6,195
Liabilities related to assets held for sale	—	—	58,576	—	58,576
Total current liabilities	$163,321	$1,513,894	$74,210	$(237)	$1,751,188
INTERCOMPANY PAYABLES	3,031,742	7,351,093	84,317	(10,467,152)	—
DEFERRED INCOME TAXES	5,314	512,118	(20,654)	—	496,778
ACQUISITION-RELATED CONTINGENT CONSIDERATION	—	2,729	—	—	2,729
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,035,031	—	—	—	3,035,031
OTHER LIABILITIES	—	159,319	9,335	(19,027)	149,627
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—	—	—
Common Stock	1,400	—	30,430	(30,430)	1,400
Additional paid-in capital	1,035,115	4,195,802	571,928	(4,767,730)	1,035,115
Retained earnings (deficit)	811,573	754,316	(71,913)	(682,403)	811,573
Accumulated other comprehensive (loss) income	(6,802)	(7,280)	1,624	5,656	(6,802)
Treasury stock	(768,430)	—	—	—	(768,430)
Total Endo Health Solutions Inc. stockholders’ equity	$1,072,856	$4,942,838	$532,069	$(5,474,907)	$1,072,856
Noncontrolling interests	—	—	60,350	—	60,350
Total stockholders’ equity	$1,072,856	$4,942,838	$592,419	$(5,474,907)	$1,133,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,308,264	$14,481,991	$739,627	$(15,961,323)	$6,568,559

CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$2,562,367	$185,588	$(131,048)	$2,616,907
COSTS AND EXPENSES:
Cost of revenues	—	1,042,988	98,382	(101,854)	1,039,516
Selling, general and administrative	—	796,596	52,743	—	849,339
Research and development	—	145,592	(3,120)	—	142,472
Litigation-related and other contingencies	—	484,242	—	—	484,242
Asset impairment charges	—	519,011	—	—	519,011
Acquisition-related and integration items	—	7,952	—	—	7,952
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$—	$(434,014)	$37,583	$(29,194)	$(425,625)
INTEREST EXPENSE, NET	44,753	127,645	1,203	—	173,601
LOSS ON EXTINGUISHMENT OF DEBT	11,312	—	—	—	11,312
OTHER (INCOME) EXPENSE, NET	—	(84,802)	24,101	9,730	(50,971)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(56,065)	$(476,857)	$12,279	$(38,924)	$(559,567)
INCOME TAX	(19,585)	7,275	1,882	(13,639)	(24,067)
EQUITY FROM (LOSS) INCOME IN SUBSIDIARIES	(648,859)	11,925	—	636,934	—
(LOSS) INCOME FROM CONTINUING OPERATIONS	(685,339)	(472,207)	10,397	611,649	(535,500)
DISCONTINUED OPERATIONS, NET OF TAX	—	—	(99,261)	2,347	(96,914)
CONSOLIDATED NET LOSS	$(685,339)	$(472,207)	$(88,864)	$613,996	$(632,414)
Less: Net income attributable to noncontrolling interests	—	—	52,925	—	52,925
NET LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(685,339)	$(472,207)	$(141,789)	$613,996	$(685,339)

CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$2,769,215	$144,125	$(97,604)	$2,815,736
COSTS AND EXPENSES:
Cost of revenues	—	1,131,412	92,835	(88,566)	1,135,681
Selling, general and administrative	—	813,805	50,534	—	864,339
Research and development	—	218,840	299	—	219,139
Patent litigation settlement, net	—	85,123	—	—	85,123
Litigation-related and other contingencies	—	316,425	—	—	316,425
Asset impairment charges	—	715,551	—	—	715,551
Acquisition-related and integration items	—	19,412	1	—	19,413
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$—	$(531,353)	$456	$(9,038)	$(539,935)
INTEREST EXPENSE, NET	45,699	137,096	39	—	182,834
LOSS ON EXTINGUISHMENT OF DEBT	7,215	—	—	—	7,215
OTHER (INCOME) EXPENSE, NET	—	(14,720)	6,277	8,882	439
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(52,914)	$(653,729)	$(5,860)	$(17,920)	$(730,423)
INCOME TAX	(19,930)	(13,064)	456	(3,877)	(36,415)
EQUITY FROM LOSS IN SUBSIDIARIES	(707,353)	(3,566)	—	710,919	—
LOSS FROM CONTINUING OPERATIONS	(740,337)	(644,231)	(6,316)	696,876	(694,008)
DISCONTINUED OPERATIONS, NET OF TAX	—	—	2,613	3,374	5,987
CONSOLIDATED NET LOSS	$(740,337)	$(644,231)	$(3,703)	$700,250	$(688,021)
Less: Net income attributable to noncontrolling interests	—	—	52,316	—	52,316
NET LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(740,337)	$(644,231)	$(56,019)	$700,250	$(740,337)

CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
TOTAL REVENUES	$—	$2,580,530	$75,230	$(130,840)	$2,524,920
COSTS AND EXPENSES:
Cost of revenues	—	1,033,334	46,268	(131,522)	948,080
Selling, general and administrative	58	753,855	30,007	—	783,920
Research and development	—	182,333	(2,495)	—	179,838
Litigation-related and other contingencies	—	—	—	—	—
Asset impairment charges	—	116,089	—	—	116,089
Acquisition-related and integration items	(7,050)	39,734	(669)	—	32,015
OPERATING INCOME FROM CONTINUING OPERATIONS	$6,992	$455,185	$2,119	$682	$464,978
INTEREST EXPENSE, NET	38,908	109,060	56	—	148,024
LOSS ON EXTINGUISHMENT OF DEBT	11,919	—	—	—	11,919
OTHER (INCOME) EXPENSE, NET	—	(2,812)	1,281	124	(1,407)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(43,835)	$348,937	$782	$558	$306,442
INCOME TAX	(18,841)	129,739	408	778	112,084
EQUITY FROM INCOME IN SUBSIDIARIES	212,607	1,548	—	(214,155)	—
INCOME FROM CONTINUING OPERATIONS	187,613	220,746	374	(214,375)	194,358
DISCONTINUED OPERATIONS, NET OF TAX	—	—	46,314	1,393	47,707
CONSOLIDATED NET INCOME	$187,613	$220,746	$46,688	$(212,982)	$242,065
Less: Net income attributable to noncontrolling interests	—	—	54,452	—	54,452
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$187,613	$220,746	$(7,764)	$(212,982)	$187,613

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET LOSS	$(685,339)	$(472,207)	$(88,864)	$613,996	$(632,414)
OTHER COMPREHENSIVE INCOME (LOSS)	1,887	1,148	(203)	(945)	1,887
CONSOLIDATED COMPREHENSIVE LOSS	$(683,452)	$(471,059)	$(89,067)	$613,051	$(630,527)
Less: Comprehensive income attributable to noncontrolling interests	—	—	52,925	—	52,925
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(683,452)	$(471,059)	$(141,992)	$613,051	$(683,452)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET LOSS	$(740,337)	$(644,231)	$(3,703)	$700,250	$(688,021)
OTHER COMPREHENSIVE INCOME	2,634	460	2,292	(2,752)	2,634
CONSOLIDATED COMPREHENSIVE LOSS	$(737,703)	$(643,771)	$(1,411)	$697,498	$(685,387)
Less: Comprehensive income attributable to noncontrolling interests	—	—	52,316	—	52,316
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$(737,703)	$(643,771)	$(53,727)	$697,498	$(737,703)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
CONSOLIDATED NET INCOME	$187,613	$220,746	$46,688	$(212,982)	$242,065
OTHER COMPREHENSIVE LOSS	(8,275)	(6,579)	(668)	7,247	(8,275)
CONSOLIDATED COMPREHENSIVE INCOME	$179,338	$214,167	$46,020	$(205,735)	$233,790
Less: Comprehensive income attributable to noncontrolling interests	—	—	54,452	—	54,452
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO HEALTH SOLUTIONS INC.	$179,338	$214,167	$(8,432)	$(205,735)	$179,338

CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2013
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$34,294	$210,761	$53,462	$—	$298,517
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(77,433)	(19,050)	—	(96,483)
Proceeds from sale of property, plant and equipment	—	164	1,693	—	1,857
Acquisitions, net of cash acquired	—	—	(3,645)	—	(3,645)
License fees	—	(12,000)	—	—	(12,000)
Sale of business, net	—	—	8,150	—	8,150
Settlement escrow	—	(11,518)	—	—	(11,518)
Intercompany activity	227,058	(318,936)	(357)	92,235	—
Increase in restricted cash and cash equivalents	—	—	(770,000)	—	(770,000)
Net cash provided by (used in) investing activities	$227,058	$(419,723)	$(783,209)	$92,235	$(883,639)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(217)	(240)	—	(457)
Direct financing arrangement repayments	—	(3,464)	—	—	(3,464)
Proceeds from issuance of New 2022 Notes	—	—	700,000	—	700,000
Proceeds from other indebtedness	—	—	1,247	—	1,247
Principal payments on Term Loans	(152,032)	—	—	—	(152,032)
Payment on AMS Convertible Notes	—	(773)	—	—	(773)
Deferred financing fees	(10,475)	—	—	—	(10,475)
Payment for contingent consideration	—	(5,000)	—	—	(5,000)
Tax benefits of stock options exercised	—	12,017	—	—	12,017
Payments of tax withholding for restricted shares	(9,781)	—	—	—	(9,781)
Exercise of Endo Health Solutions Inc. stock options	97,129	—	—	—	97,129
Issuance of common stock from treasury	5,310	—	—	—	5,310
Cash distributions to noncontrolling interests	—	—	(52,711)	—	(52,711)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(1,485)	—	(1,485)
Intercompany activity	(190,323)	202,884	79,674	(92,235)	—
Net cash (used in) provided by financing activities	$(260,172)	$205,447	$726,485	$(92,235)	$579,525
Effect of foreign exchange rate	—	—	1,692	—	1,692
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,180	$(3,515)	$(1,570)	$—	$(3,905)
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	(813)	—	(813)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	1,180	(3,515)	(757)	—	(3,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512	499,932	29,245	—	529,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,692	$496,417	$28,488	$—	$526,597

CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2012
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$43,094	$649,474	$41,311	$—	$733,879
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(84,621)	(15,197)	—	(99,818)
Proceeds from sale of property, plant and equipment	—	132	1,294	—	1,426
Acquisitions, net of cash acquired	—	—	(3,175)	—	(3,175)
Proceeds from sale of investments	—	18,800	—	—	18,800
Intercompany activity	(262,414)	(911,230)	(448)	1,174,092	—
Patent acquisition costs and license fees	—	(5,000)	(700)	—	(5,700)
Net cash used in investing activities	$(262,414)	$(981,919)	$(18,226)	$1,174,092	$(88,467)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(661)	(198)	—	(859)
Principal payments on Term Loans	(362,075)	—	—	—	(362,075)
Principal payments on other indebtedness	—	—	(899)	—	(899)
Payment on AMS Convertible Notes	—	(66)	—	—	(66)
Tax benefits of stock awards	—	4,949	—	—	4,949
Exercise of Endo Health Solutions Inc. stock options	19,358	—	—	—	19,358
Purchase of common stock	(256,000)	—	—	—	(256,000)
Issuance of common stock from treasury	6,062	—	—	—	6,062
Cash distributions to noncontrolling interests	—	—	(53,269)	—	(53,269)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(2,748)	—	(2,748)
Intercompany activity	764,169	372,399	37,524	(1,174,092)	—
Net cash provided by (used in) financing activities	$171,514	$376,621	$(19,590)	$(1,174,092)	$(645,547)
Effect of foreign exchange rate	—	—	431	—	431
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(47,806)	$44,176	$3,926	$—	$296
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	(2,749)	—	(2,749)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	(47,806)	44,176	6,675	—	3,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,318	455,756	22,570	—	526,644
CASH AND CASH EQUIVALENTS, END OF PERIOD	$512	$499,932	$29,245	$—	$529,689

CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2011
	Endo Health Solutions Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$64,311	$577,150	$60,654	$—	$702,115
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(49,895)	(9,488)	—	(59,383)
Proceeds from sale of property, plant and equipment	—	345	1,281	—	1,626
Acquisitions, net of cash acquired	—	(2,341,143)	(52,254)	—	(2,393,397)
Proceeds from sale of investments	—	85,025	—	—	85,025
Purchases of investments	—	(14,025)	—	—	(14,025)
Other investments	—	(4,628)	—	—	(4,628)
Patent acquisition costs and license fees	—	(2,300)	—	—	(2,300)
Sale of business, net	—	—	12,990	—	12,990
Investment in subsidiary	—	(30,430)	—	30,430	—
Intercompany activity	(4,190,063)	(1,918,932)	50,470	6,058,525	—
Net cash (used in) provided by investing activities	$(4,190,063)	$(4,275,983)	$2,999	$6,088,955	$(2,374,092)
FINANCING ACTIVITIES:
Capital lease obligations repayments	—	(1,212)	(232)	—	(1,444)
Proceeds from issuance of 2019 and 2022 Notes	900,000	—	—	—	900,000
Proceeds from issuance of Term Loans	2,200,000	—	—	—	2,200,000
Proceeds from other indebtedness	—	—	500	—	500
Principal payments on Term Loans	(689,876)	—	—	—	(689,876)
Payment on AMS Convertible Notes	—	(519,040)	—	—	(519,040)
Deferred financing fees	(82,504)	—	—	—	(82,504)
Payment for contingent consideration	—	—	(827)	—	(827)
Tax benefits of stock awards	—	6,145	(236)	—	5,909
Exercise of Endo Health Solutions Inc. stock options	28,954	—	—	—	28,954
Purchase of common stock	(34,702)	—	—	—	(34,702)
Cash distributions to noncontrolling interests	—	—	(53,997)	—	(53,997)
Cash buy-out of noncontrolling interests, net of cash contributions	—	—	(292)	—	(292)
Intercompany activity	1,806,798	4,264,527	(12,800)	(6,058,525)	—
Net cash provided by (used in) financing activities	$4,128,670	$3,750,420	$(37,454)	$(6,088,955)	$1,752,681
Effect of foreign exchange rate	—	—	702	—	702
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,918	$51,587	$26,901	$—	$81,406
LESS: NET INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	4,488	—	4,488
NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	2,918	51,587	22,413	—	76,918
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,400	404,169	157	—	449,726
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,318	$455,756	$22,570	$—	$526,644
NOTE 23. SUBSEQUENT EVENTS
Boca Pharmacal LLC Acquisition
On August 28, 2013, Endo announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On February 3, 2014, the Company announced that it had completed the acquisition of Boca for approximately $225.0 million in cash. Boca’s commercial footprint and R&D pipeline is a strong complement to Qualitest.
Paladin Labs Inc. Acquisition
On November 5, 2013, the Company announced that it had reached a definitive agreement to acquire Paladin in a stock and cash transaction valued then at approximately $1.6 billion. On February 28, 2014 the transaction closed and each of Endo and Paladin was acquired by Endo International, a newly-formed Irish holding company.
Under the terms of the transaction, Paladin shareholders will receive 1.6331 shares of Endo International stock, or approximately 35.5 million shares, and C$1.16 in cash, for total estimated consideration of $2.7 billion as of February 20, 2014. Current Endo shareholders will receive one share of Endo International for each share of Endo they own upon closing. Upon closing of the transaction, Endo shareholders are expected to own approximately 77.4% of Endo International, and Paladin shareholders are expected to own approximately 22.6%.
Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Key products serve growing drug markets including ADHD, pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling stake in Ativa Pharma S.A. in Mexico and a 61.5% ownership stake in publicly traded Litha Healthcare Group Limited in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo's existing portfolio and further diversifies Endo's pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
In addition, pursuant to the plan of arrangement, for each Paladin share owned upon closing, shareholders of Paladin will also receive one share of Knight Therapeutics, a newly formed Canadian company that will be separated as part of the transaction. Knight Therapeutics will hold rights to Impavido and certain related rights.
For U.S. federal income tax purposes, the merger is intended to qualify as a non-taxable “reorganization”. Under current U.S. federal income tax law, it is uncertain whether U.S. shareholders of Endo will be required to recognize gain or loss on the Endo share exchange. There is risk that U.S. holders on the Endo share exchange because non-recognition treatment depends on the application of new and complex provisions of U.S. federal income tax law as well as certain facts that are subject to change and that could be affected by actions taken by Endo and other events beyond Endo’s control. More specifically, U.S. holders of Endo common stock will be required to recognize a gain on the Endo share exchange if the U.S. shareholders gain amount exceeds the Endo International income amount. The U.S. shareholders gain amount has been and will continue to be affected by changes in Endo’s stock price, trading activity in Endo’s common stock, and the tax basis of U.S. holders of Endo common stock on the closing date. As a result, the U.S. shareholders gain amount cannot be known until after the closing of the merger. In this regard, Endo notes that there has been a substantial increase in Endo’s stock price during the period from the signing of the arrangement agreement. The Endo International income amount will depend, in part, on the earnings and profits of Endo U.S. Inc. for the taxable year that includes the closing date (which Endo expects will be 2014). Such earnings and profits, if any, will depend on overall business conditions and the overall tax position of Endo U.S. Inc. for such taxable year and will take into account, among other things, taxable operating income and loss as well as taxable non-operating income and loss (including dispositions outside the ordinary course of business and extra-ordinary items), subject to certain adjustments, and cannot be determined until the end of the year in which the merger is completed.
While the Paladin acquisition is primarily equity based, Endo will adjust certain parts of its capital structure to complete the transaction. The Company has entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which will replace Endo’s existing credit facility upon closing of the Paladin acquisition. The new credit facility consists of a five-year senior secured term loan “A” facility in an amount up to $1.1 billion, a seven-year senior secured term loan “B” facility in an amount up to $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million. We expect that the new credit facility will contain an uncommitted expansion option which will permit up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as to be defined in the new credit facility, is less than or equal to an amount to be agreed to in the new credit facility) of additional revolving or term loan commitments from one or more of the lenders under the new credit facility or other lenders after the closing date.
We expect that under the new credit facility, $50.0 million will be available for letters of credit and up to $50.0 million will be available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the new credit facility. Upon the effectiveness of the new credit facility, the existing credit facility will be terminated and canceled, with all indebtedness under the existing credit facility repaid and all liens terminated and released. The borrowers’ obligations under the new credit facility are expected to be guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
Upon closing of the transaction, a change in control would occur under the terms of our existing senior secured credit facilities (the Credit Facilities). If for any reason the committed financing is not available, and Endo is unable to refinance the Credit Facilities prior to the closing of the transaction, the change in control under the Credit Facilities would be considered an event of default, which would permit the lenders to cause all amounts outstanding with respect to that debt to be due and payable immediately and terminate all commitments to extend further credit. An acceleration of the debt under the Credit Facilities, if not repaid, could result in an event of default under our other debt agreements, including the Existing Notes.
On December 2, 2013, following the completion of consent solicitations, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into supplemental indentures to the 2019, 2020 and 2022 Notes Indentures, providing, among other things, that the Paladin transaction will not constitute a change of control under the Indentures.
Long-Term Incentive Compensation
In early 2014, long-term incentive compensation in the form of stock options, restricted stock units performance stock units were granted to employees. Stock options will generally vest over 4 years and expire 10 years from the date of the grant. Restricted stock units will vest over 4 years. Performance stock units cover a 3 years performance cycle. The exercise price of the options granted was equal to the closing price on the dates of grant. The grant date fair value of the stock options, restricted stock units and performance stock units granted was approximately $35.1 million.
Changes in Directors & Officers
On February 24, 2014, Endo announced that David B. Nash, M.D., M.B.A. resigned from the Company’s Board of Directors effective immediately due to the imminent relocation of the Board’s work to Dublin, Ireland and his responsibilities as Dean of Jefferson School of Population Health. The Company currently has no plans to fill this vacancy and will continue with the current level of nine members of its Board of Directors.
On February 27, 2014, Endo announced that Ivan P. Gergel, M.D. resigned as Executive Vice President, Research & Development and Chief Scientific Officer effective March 31, 2014 due the relocation of his position to Dublin, Ireland.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except share and per share data)
2013(1)
Total revenues	$658,494	$712,148	$661,319	$584,946
Gross profit	$404,113	$438,735	$403,483	$331,060
Income (loss) from continuing operations	$21,653	$41,749	$69,175	$(668,077)
Discontinued operations, net of tax	$4,950	$6,362	$(14,560)	$(93,666)
Net income (loss) attributable to Endo Health Solutions Inc.	$15,349	$34,999	$40,223	$(775,910)
Net income (loss) per share attributable to Endo Health Solutions Inc.-Basic
Continuing operations - basic	$0.19	$0.37	$0.61	$(5.80)
Discontinued operations - basic	(0.05)	(0.06)	(0.26)	(0.94)
Basic	$0.14	$0.31	$0.35	$(6.74)
Net income (loss) per share attributable to Endo Health Solutions Inc.-Diluted
Continuing operations - diluted	$0.19	$0.36	$0.58	$(5.80)
Discontinued operations - diluted	(0.05)	(0.06)	(0.25)	(0.94)
Diluted	$0.14	$0.30	$0.33	$(6.74)
Weighted average shares (basic)	111,216	112,531	114,327	115,105
Weighted average shares (diluted)	113,189	117,221	120,261	115,105
2012(2)
Total revenues	$639,085	$730,812	$696,019	$749,820
Gross profit	$305,994	$468,930	$433,146	$471,985
(Loss) income from continuing operations	$(75,358)	$12,541	$53,490	$(684,681)
Discontinued operations, net of tax	$833	$9,554	$14,695	$(19,095)
Net (loss) income attributable to Endo Health Solutions Inc.	$(87,345)	$9,465	$53,809	$(716,266)
Net (loss) income per share attributable to Endo Health Solutions Inc.-Basic
Continuing operations - basic	$(0.64)	$0.11	$0.46	$(6.07)
Discontinued operations - basic	(0.11)	(0.03)	—	(0.28)
Basic	$(0.75)	$0.08	$0.46	$(6.35)
Net (loss) income per share attributable to Endo Health Solutions Inc.-Diluted
Continuing operations - diluted	$(0.64)	$0.10	$0.45	$(6.07)
Discontinued operations - diluted	(0.11)	(0.02)	—	(0.28)
Diluted	$(0.75)	$0.08	$0.45	$(6.35)
Weighted average shares (basic)	117,052	116,992	116,022	112,811
Weighted average shares (diluted)	117,052	121,080	119,579	112,811
__________

(1)
Income (loss) from continuing operations for the year ended December 31, 2013 was impacted by (1) milestone payments to collaborative partners of $2.6 million, $5.4 million, $3.1 million and $18.6 million in the first, second, third and fourth quarters, respectively (2) acquisition-related and integration items of $0.6 million, $1.8 million, $1.5 million and $4.1 million during the first, second, third and fourth quarters, respectively (3) asset impairment charges of $1.1 million, $2.8 million, $0.8 million and $514.3 million during the first, second, third and fourth quarters, respectively (4) amortization expense relating to intangible assets of $47.4 million, $51.2 million, $45.1 million and $42.2 million during the first, second, third and fourth quarters, respectively (5) certain integration costs and separation benefits incurred in connection with continued efforts to enhance the company's operations and other miscellaneous costs of $13.7 million, $51.6 million, $20.7 million and $14.3 million during the first, second, third and fourth quarters, respectively and (6) other charges related to litigation-related and other contingent matters totaling $57.3 million, $56.3 million, $30.0 million and $343.7 million during the first, second, third and fourth quarters, respectively.

(2)
(Loss) income from continuing operations for the year ended December 31, 2012 was impacted by (1) milestone payments to collaborative partners of $45.8 million, $5.7 million, $5.3 million and $3.9 million in the first, second, third and fourth quarters, respectively (2) acquisition-related and integration items of $3.4 million, $6.2 million, $4.8 million and $5.1 million during the first, second, third and fourth quarters, respectively (3) asset impairment charges of $40.0 million, $3.0 million, $11.2 million and $661.4 million during the first, second, third and fourth quarters, respectively (4) net inventory step-up charges of $1.3 million and $0.4 million in the first and second quarters, respectively (5) amortization expense relating to intangible assets of $51.7 million, $56.9 million, $57.1 million and $55.2 million during the first, second, third and fourth quarters, respectively (6) certain integration costs and separation benefits incurred in connection with continued efforts to enhance the company's operations and other miscellaneous costs of $10.8 million, $2.6 million, $10.0 million and $19.4 million during the first, second, third and fourth quarters, respectively and (7) other charges related to litigation-related and other contingent matters totaling $110.0 million, $131.4 million, $30.4 million and $231.8 million during the first, second, third and fourth quarters, respectively.

Quarterly and year to date computations of per share amounts are made independently, therefore the sum of the per share amounts for the quarters may not equal the per share amounts for the year.
The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Refer to Note 3. Discontinued Operations for further discussion.

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Endo (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Commission on May 25, 2012)

3.2	Amended and Restated By-Laws Endo (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on May 25, 2012)

10.6
Indenture by and between Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.) and The Bank of New York dated April 15, 2008 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.7
Convertible Bond Hedge Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8
Issuer Warrant Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9
Issuer Share Repurchase Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.10*
Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (Endo Pharmaceuticals) and Hind HealthCare, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement filed with the Commission on June 9, 2000)

10.11
Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.12	Amended and Restated 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.13	Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

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
10.19.2*
Service Schedule No. 5 for Ocean Freight Services to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals Inc., dated August 16, 2013 (incorporated herein by reference to Exhibit 10.19.2 of the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 filed with the Commission on November 5, 2013)

10.21
Endo Health Solutions Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000 filed with the Commission on November 13, 2000)

10.22	Endo Health Solutions Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the 2010 Definitive Proxy Statement filed with the Commission on April 29, 2010)

10.31*
License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated herein by reference to Exhibit 10.31 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1*
Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 28, 2008 (incorporated herein by reference to Exhibit 10.31.1 of the Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.2*
Amendment No. 2 to License and Supply Agreement, by and among Novartis AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.31.2 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.32*
Sales and Promotional Services Agreement, effective December 30, 2011, by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.32 of the Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012)

10.32.1*
First Amendment, effective September 26, 2012, to the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.32.1 of the Current Report on Form 8-K filed with the Commission on February 20, 2013)

10.32.2
Notice of Termination, effective as of July 1, 2013, of the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 5, 2013)

10.35
Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Caroline B. Manogue (incorporated herein by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36
Employment Agreement between Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.) and Julie McHugh (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated March 12, 2010)

10.37
Endo Health Solutions Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Form 10-Q for the Quarter ended June 30, 2004 filed with the Commission on August 9, 2004)

10.38
Endo Health Solutions Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit B of the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2009)

10.39	Termination Agreement Relating to the Master Development and Toll Manufacturing Agreement, effective as of December 31, 2012, by and between Endo Pharmaceuticals and Novartis Consumer Health, Inc.

10.41
Policy of Endo Relating to Insider Trading in Company Securities and Confidentiality of Information, effective April 4, 2013 (incorporated herein by reference to Exhibit 10.41 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed with the Commission on May 7, 2013)

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
10.57
Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (n/k/a Allergan USA, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58
First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.59
Endo Health Solutions Inc. Endo Stock Award Agreement Under the 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.59 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.60
Endo Health Solutions Inc. 2010 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.60 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.96
Stock Purchase Agreement, dated September 28, 2010, by and among Endo Pharmaceuticals, Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.), Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated September 30, 2010)

10.96.1
Amendment to Stock Purchase Agreement, effective October 17, 2012, by and among Endo Pharmaceuticals, Endo Health Solutions Inc., Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P. (incorporated herein by reference to Exhibit 10.144 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012 filed with the Commission on November 5, 2012)

10.101
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.102	Form of 7.00% Senior Notes due 2020 dated November 23, 2010 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.106
Form of Amended and Restated Performance Award Agreement under the 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.106 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 filed with the Commission on April 29, 2011)

10.108
Credit Facility, among Endo Health Solutions Inc. (f/k/a Endo Pharmaceuticals Holdings Inc.), the lenders named therein, Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., dated as of March 26, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 28, 2013)

10.109
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on June 9, 2011)

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

10.115
Endo Health Solutions Inc. Assumed Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.116
Endo Health Solutions Inc. Stock Option Agreement (Under the Endo Health Solutions Inc. Assumed Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.116 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.117
Endo Health Solutions Inc. Stock Award Agreement (Under the Endo Health Solutions Inc. Assumed Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.117 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.121
Executive Employment Agreement between Endo and David P. Holveck, dated as of October 27, 2011 (incorporated herein by reference to Exhibit 10.121 of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 filed with the Commission on October 31, 2011)

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

10.139*
Development, License and Supply Agreement, dated as of December 18, 2007, between Endo Pharmaceuticals and Grünenthal GMBH (incorporated herein by reference to Exhibit 10.139 of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 filed with the Commission on May 1, 2012)

10.139.1*
First Amendment to Development, License and Supply Agreement, dated as of December 19, 2012, between Endo Pharmaceuticals and Grünenthal GMBH (incorporated herein by reference to Exhibit 10.139.1 of the Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.139.2*	Second Amendment to Development, License and Supply Agreement, dated as of February 18, 2014, between Endo Pharmaceuticals and Grünenthal GMBH

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
10.144*
Master Settlement Agreement, entered into on June 14, 2013, by and between Freese & Goss, PLLC/Matthews & Associates and American Medical Systems, Inc. (incorporated herein by reference to Exhibit 10.144 of the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 filed with the Commission on August 6, 2013)

10.145*
Membership Interest Purchase and Sale Agreement among Generics International (US) Inc., Boca Life Science Holdings, LLC, Boca Pharmacal LLC and the Members of Boca Life Science Holdings, LLC, dated as of August 27, 2013 (incorporated herein by reference to Exhibit 10.145 of the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 filed with the Commission on November 5, 2013)

10.146
Executive Employment Agreement between Endo Health Solutions Inc. and Suketu P. Upadhyay, dated as of September 4, 2013 and effective as of September 23, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.147
Indenture, dated December 19, 2013, between Endo Finance Co. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on December 19, 2013)

10.148	Form of 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Commission on December 19, 2013)

10.149
Arrangement Agreement, dated as of November 5, 2013, among Endo Health Solutions Inc., Sportwell Limited, Sportwell II Limited, ULU Acquisition Corp., RDS Merger Sub, LLC, 8312214 Canada Inc. and Paladin Labs Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.150
Voting Agreement, dated as of November 5, 2013, between Endo Health Solutions Inc. and Jonathan R. Goodman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.151
Voting Agreement, dated as of November 5, 2013, between Endo Health Solutions Inc., 4527712 Canada Inc. and certain shareholders of Paladin Labs Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.152
Commitment Letter, dated as of November 5, 2013, among Endo Health Solutions Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Royal Bank of Canada and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.153	Executive Employment Agreement between Endo Health Solutions Inc. and Donald W. DeGolyer, dated as of May 24, 2013 and effective as of August 1, 2013

10.154	Stock Purchase Agreement, dated January 8, 2014, between Endo Health Solutions Inc. and HT Intermediate Company, LLC

10.155
Eighth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013

10.156
Fourth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013

10.157
Fourth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Title
24	Power of Attorney

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo Health Solutions Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.